Form 10-K
period 1993-12-31
ALLERGAN INC
filed 1994-03-28
CIK 850693

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                           COMMISSION FILE NO.1-10269

                                 ALLERGAN, INC.
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                   95-1622442
                (State of Incorporation)                   (I.R.S. Employer
                                                           Identification No.)

                    2525 DUPONT DRIVE
                    IRVINE, CALIFORNIA                     92715-1599
           (Address of principal executive offices)        (Zip Code)

                 Registrant's telephone number:  (714) 752-4500

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                 Name of each exchange on which each class registered

    Common Stock, $0.01 par value                                   New York Stock Exchange
   Preferred Share Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     E      No____

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,400,000,000 on February 28, 1994, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of February 28, 1994  -  63,904,229 shares

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendement to this Form 10-K.  [      ]

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed filed as part of this Report on Form 10-K.
         Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 19, 1994, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1993.

                               TABLE OF CONTENTS

PART I                                                                                    PAGE
Item     1.      Business.................................................................  1
Item     2.      Properties...............................................................  7
Item     3.      Legal Proceedings........................................................  8
Item     4.      Submission of Matters to a Vote of Security Holders......................  9
Item     I-A.    Executive Officers of Allergan, Inc. ....................................  9

PART II

Item     5.   Market for Registrant's Common Equity and Related
              Stockholder Matters......................................................... 12
Item     6.   Selected Financial Data..................................................... 12
Item     7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................... 12
Item     8.   Financial Statements and Supplementary Data................................. 12
Item     9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................................... 12

PART III

Item     10.  Directors and Executive Officers of Allergan, Inc. ......................... 13
Item     11.  Executive Compensation...................................................... 13
Item     12.  Security Ownership of Certain Beneficial Owners and
              Management.................................................................. 13
Item     13.  Certain Relationships and Related Transactions.............................. 13

PART IV

Item     14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................................. 14

SIGNATURES............................................................................... 15
INDEX OF EXHIBITS........................................................................ 19
INDEPENDENT AUDITORS' REPORTS ON SCHEDULES............................................... 20
SCHEDULES................................................................................ S-1
EXHIBITS.........................................................................(Attached to this
                                                                                  Report on Form 10-K)

                                     PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Allergan, Inc. ("Allergan" or the "Company") is a global provider of specialty therapeutic products principally in the areas of eye and skin care. Its worldwide consolidated revenues are generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and dermatology, intraocular lenses (IOLs) and other ophthalmic surgical products, and contact lens care products.

     Allergan was incorporated in California in 1948 and reincorporated in Delaware in 1977. In 1980, the Company was acquired by SmithKline Beckman Corporation (then known as "SmithKline Corporation" and herein "SmithKline"). The Company operated as a wholly- owned subsidiary of SmithKline from 1980 until July 27, 1989 when Allergan again became a stand-alone public company through a spin- off distribution by SmithKline.

     During the fourth quarter of 1991, the Company divested its computer-based ophthalmic diagnostic instrument business, Allergan Humphrey. In November 1992, the Company sold its contact lens business in North and South America.
In August 1993, the Company sold its contact lens business outside of the Americas.

ALLERGAN BUSINESSES

     The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses:

                                    ____     Year Ended December 31_____
                                  ----------------------------------------
                                         1993        1992      1991
                                       ------------------------------
                                                   (in millions)
     Specialty Pharmaceuticals
             Eye Care                   $386.2      $359.2    $317.7
             Skin Care                    32.4        37.3      36.5
                                     ---------    --------  --------
                                         418.6       396.5     354.2

     Surgical                            115.3       111.8     108.2
     Optical Lens Care                   325.0       322.4     299.3
                                         -----       -----     -----

                            TOTAL       $858.9      $830.7    $761.7
                                        ======      ======    ======

     Domestic
                                         47.5%      47.9%     50.4%
     International                       52.5%      52.1%     49.6%



         The foregoing table does not include sales of discontinued operations. See Note 10 of Notes to Consolidated Financial Statements on page 46 of the 1993 Annual Report for further information concerning foreign and domestic operations.

Specialty Pharmaceuticals

     Allergan develops, manufactures and markets a broad range of prescription ophthalmic products designed to treat diseases and disorders of the eye, including glaucoma, inflammation, infection, allergy and ophthalmic muscle disorders. In addition, the specialty over-the-counter ("OTC") product line consists of products designed to treat ocular surface disease, including artificial tears and ocular decongestants.

     The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. For initial treatment of glaucoma, Allergan sells BETAGAN(R) ophthalmic solution, a beta adrenergic blocking agent; BETAGAN(R) is Allergan's largest selling pharmaceutical product. PROPINE(R) ophthalmic solution is the product which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991. Although the Company has not experienced generic competition to date, such competition is expected to develop in 1994. In 1993, Allergan entered into an agreement with Schein Pharmaceutical, Inc. whereby Schein will market generic versions of certain Allergan products that are off- patent in the U.S.; in March 1994, Schein began marketing a generic version of BETAGAN(R) . Also in March 1994, Bausch & Lomb announced that it had obtained approval from the United States Food and Drug Administration ("FDA") to market a generic version of BETAGAN(R)
.

     Allergan holds a major share of the U.S. market for ophthalmic steroids. The Company's PRED FORTE(R) product is widely prescribed to fight ocular inflammation.

     In 1993, Allergan entered into a strategic alliance with Fisons Corporation to co-promote certain ophthalmic pharmaceuticals in the United States. The alliance currently involves Allergan's ACULAR(R) 1 ophthalmic solution for the relief of itch associated with seasonal allergic conjunctivitis. Later, under the terms of the alliance, co-promotion is planned to expand to include Fisons' OPTICROM(R) 2 ophthalmic solution and nedocromil sodium ophthalmic solution.

     Allergan's specialty pharmaceuticals include BOTOX(R) (Botulinum Toxin Type A) purified neurotoxin complex for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. BOTOX(R) purified neurotoxin complex is being marketed in the United States, Canada, Germany, France, Italy, New Zealand and a number of other countries for the treatment of blepharospasm (the uncontrollable abnormal contraction of the eyelid muscles which can force the eye closed) and strabismus (misalignment of the eyes) in people 12 years of age and over. In March 1991, an application was filed with United States FDA for approval of a nonophthalmic claim for an indication related to a neck and shoulder neuromuscular disorder known as cervical dystonia (torticollis). Allergan has been asked to provide supplemental clinical data to support the torticollis filing.

     Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care division (known as Allergan Herbert) develops, manufactures and markets a line of therapeutic skin care products primarily to dermatologists in the United States. Its product line includes GRIS-PEG(R) tablets, a systemic anti-fungal product, ELIMITE(R) cream for the treatment of scabies and NAFTIN(R) , a topical anti-fungal gel and cream.



___________________________________
(1)ACULAR(R) is a registered trademark, which is llicensed from Syntex (U.S.A.) Inc.

(2)OPTICROM(R) is a registered trademark of Fisons Corporation.

Surgical

     Allergan's surgical division (known as Allergan Medical Optics or AMO) develops, manufactures and markets intraocular lenses (IOLs), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic surgical products.

     The largest segment of the surgical market is for the treatment of cataracts. IOLs are used to replace the natural lens of a cataract patient when it has become clouded. To meet the wide range of IOL products demanded by the market, Allergan currently offers a variety of models, including rigid multi-piece and single-piece and small incision designs. Lenses for small incision surgery include the AMO(R) PHACOFLEX(R) small incision IOL, introduced in 1989, and the AMO(R) Foldable PHACOFLEX(R) II SI-30NB(TM) small incision IOL, introduced in April 1993. Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a 3 to 4 millimeter incision, compared to incisions of up to 12 millimeters for other techniques. In 1993, AMO introduced the AMO(R) PRESTIGE(TM), which Allergan believes represents a significant technological advance in phacoemulsification equipment.

     Sales growth of IOLs in the U.S. has been adversely impacted by price erosion resulting from competitive pressures.

Optical

     The Company has been in the contact lens care market since 1960. It develops, manufactures and markets a broad range of products worldwide for use with every available type of contact lens. These products include daily cleaners to remove undesirable film and deposits from hard, rigid gas permeable and soft contact lenses; enzymatic cleaners to remove protein deposits from the surface of contact lenses; and disinfecting solutions to destroy harmful microorganisms on the surface of contact lenses. Allergan offers products that can be used in each of the three disinfecting systems now available: heat systems, cold chemical systems and hydrogen peroxide systems. ULTRACARE(R) neutralizer/disinfectant, Allergan's one-step hydrogen peroxide disinfection system, was approved by the FDA in March 1992 for general marketing in the U.S. COMPLETE(R) , a one-bottle "cold chemical" disinfection system for soft contact lenses was launched in several countries in the Pan-Asia and Europe regions during 1993. The U.S. filing for marketing approval of COMPLETE(R) was made with the FDA in December 1991.

     Sales of the Company's proprietary enzymatic cleaners represented 12%, 11% and 11% of total Company sales in 1991, 1992 and 1993, respectively, and sales of the Company's hydrogen peroxide disinfection systems represented 14%, 13% and 14% of total Company sales in 1991, 1992 and 1993, respectively.

EMPLOYEE RELATIONS

     At December 31, 1993 the Company employed approximately 4,749 persons throughout the world, including approximately 2,185 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

     The Company believes that international markets represent a significant opportunity for continued growth. Allergan believes that its well-established international market presence provides it with a competitive advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

     Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in their local markets.

     In Japan, the second largest eye care market in the world, certain of Allergan's eye care pharmaceutical products are licensed to Santen Pharmaceuticals (the largest eye care pharmaceutical manufacturer in Japan), and Allergan's contact lens care products are sold through a joint venture between Santen and Allergan. IOLs and other eye care surgical products are sold directly in Japan.

SALES AND MARKETING

     Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye and skin care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been shifting its resources increasingly toward managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic and dermatological fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers (ASCs) and medical practitioners, including neurologists. At December 31, 1993 the Company employed approximately 800 sales representatives throughout the world.

RESEARCH AND DEVELOPMENT

     The Company's global research and development efforts focus on eye care, skin care and neuromuscular products that are safe, effective, convenient and have an economic benefit. The Company's own research and development activities are supplemented by a commitment to identifying and obtaining new technologies through in-licensing, joint ventures and acquisition efforts including the establishment of research relationships with academic institutions and individual researchers.

     Research and development efforts for specialty pharmaceuticals focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy, dystonias and other neuromuscular disorders, and new anti-infective pharmaceuticals for eye care, acne, inflammation and psoriasis. During the first quarter of 1993, Allergan began Phase III clinical trials with its proprietary topical retinoid tarazotene (AGN190168) for both acne and psoriasis. The results of these trials are expected to be available beginning in the middle of 1994.

     Research and development activities for the surgical division concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the AMO(R) ARRAY(R) multifocal IOL, designed to allow patients to see well over a range of distances.

     Research and development in the contact lens care product area is aimed at care systems which, without sacrificing efficacy or antimicrobial activity, will be more convenient for patients to use and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer.
The Company believes that continued development and commercialization of disinfection systems that are both easy-to-use and efficacious will be important for the future success of this part of the Company's business.

     During 1992, the Company entered into a joint venture with Ligand Pharmaceuticals Corporation to combine Ligand's knowledge of intracellular receptor technology with the Company's experience in receptor-selective retinoids for topical use. The joint venture filed an Investigational New Drug Application with the FDA in November 1993 for the use of 9-cis Retinoic acid (LGD1057) to be given orally for cancer therapy. In 1993, the Company signed an agreement with Sandoz Pharmaceuticals Corporation to develop, manufacture and market cyclosporine A for all topical ophthalmic uses. In addition, the Company has entered into a number of collaborative arrangements with academic institutions.

     The continuing introduction of new products supplied by the Company's research and development efforts and in-licensing opportunities is critical to the success of the Company. Delays or failures in one or more significant research projects could have a material adverse impact on the future operations of the Company.

     At December 31, 1993 there were an aggregate of approximately 630 people involved in the Company's research and development efforts. The Company's research and development expenditures associated with continuing operations for 1991, 1992 and 1993 were $70.4 million, $89.5 million and $102.5 million respectively.

COMPETITION

     Allergan faces strong competition in all of its markets. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan, although these companies do not necessarily compete in all of Allergan's product lines. Major eye care competitors include Merck, Alcon Laboratories (a subsidiary of Nestle), Bausch & Lomb, Ciba Vision Corp. (a subsidiary of Ciba-Geigy), IOLab (a subsidiary of Johnson & Johnson), Pharmacia Ophthalmics (a subsidiary of Kabi Pharmacia), Sola/Barnes-Hind (a subsidary of Pilkington plc) and Wessley-Jessen, Inc. (a subsidiary of Schering- Plough Corporation). These competitors have equivalent or greater resources than Allergan. The Company's skin care business competes against a number of companies which have greater resources than Allergan. In marketing its products to health care professionals, the Company competes primarily on the basis of product technology, service and price.

GOVERNMENT REGULATION

     Drugs, biologics and medical devices, including IOLs and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. FDA regulation of many of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States. The FDA reviews these applications and determines whether the product is safe and effective. The process of developing data to support a pre-market application and FDA review can be costly and take many years to complete.

     Manufacturers of drugs, medical devices and biologics are operating in a more rigorous regulatory environment than has been the case in previous years. Several legislative and administrative measures to strengthen government regulation of medical devices and drugs have recently been implemented in the United States, such as the Safe Medical Devices Act of 1990, which among other things, increased reporting requirements of adverse events associated with medical devices, and the Prescription Drug Law Fee Act of 1992, which requires payment of substantial fees to the FDA for new drug applications. Other measures are pending or have been proposed. In addition, there has been increased scrutiny of drug and device manufacturers by the FDA as a result of a scandal in the generic drug industry and controversies surrounding the safety of certain medical devices. While the Company is not primarily involved in these areas of business, the impact of increased FDA scrutiny is felt by all companies in the drug and device industries. Moreover, in Europe and other major Allergan markets, the regulation of drugs and medical devices is likewise increasing. The Company is working to ensure that its operations remain in compliance with FDA and other regulatory requirements.

     The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Prices for some of the Company's products, specifically IOLs and pharmaceutical products, accounting for approximately 60% of the Company's 1993 sales, are expected to come under increased pressure as governments and managed care providers generally increase their efforts to contain health care costs.

     In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. In November 1990, the U.S. Health Care Financing Administration (HCFA) issued proposed regulations under which Medicare would not recognize hospitals' expenditures for IOLs implanted during outpatient cataract surgery to the extent that those expenditures exceed the ASC allowance. The Company cannot predict whether HCFA will promulgate a final regulation imposing this limitation.

     The cost of prescription drugs is receiving substantial attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to covered outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients.
A provision of the Omnibus Budget Reconciliation Act of 1993 limits tax benefits currently realized by U.S. manufacturers as a result of the manufacture of certain products in Puerto Rico, beginning in 1994. It is likely that Congressional attention will continue to focus on the costs of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation, given the current government initiatives pertaining to the overall reform of the U.S. health care system, and those specifically directed at lowering total costs. The Clinton Administration's health reform bill would provide all Medicare beneficiaries with a comprehensive drug benefit; however, manufacturers would be required to pay a "rebate" to the government based on the volume of a manufacturer's products sold to Medicare beneficiaries. The Company cannot predict the likelihood of passage of these or other similar or related bills.

     Congress also devoted significant attention in 1992 and in preceding years to proposing amendments to the Orphan Drug Act. Under one proposal, once cumulative sales of an orphan drug exceed a designated dollar amount the FDA would be authorized to approve competitors' marketing applications. The Company currently markets one orphan drug product, BOTOX (Botulinum Toxin Type
A) purified neurotoxin complex.

     The Company cannot predict what effect these measures would have if they were ultimately enacted into law. Nor can it predict whether or in what form health care legislation being formulated by the new Administration will be passed. However, in general, the adoption of such measures can be expected to have an adverse impact on the Company's business.

PATENTS, TRADEMARKS AND LICENSES

     Allergan owns or is licensed under numerous patents relating to its products, product uses and manufacturing processes. It now has numerous patents issued in the United States and corresponding foreign patents issued in the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to hydrogen peroxide disinfection systems, no one patent or license is currently of material importance in relation to its business as a whole.

     Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations in each country where the Company has a business presence. Although Allergan continues to make capital expenditures for environmental protection, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's capital expenditures, earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices. There can be no assurance, however, that environmental problems relating to properties owned or operated by the Company will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures on the part of the Company. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

ITEM 2.  PROPERTIES

     Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of February 28, 1994:

Location                   Primary Function                            Interest
- --------                   ----------------                            --------
Irvine, California         Headquarters, research and development,
                           manufacturing, administrative                Owned/
                                                                        Leased

Santa Ana, California      Manufacturing, warehousing                   Owned

Berkeley, California       Manufacturing, warehousing,
                           administrative                               Leased

Waco, Texas                Manufacturing, warehousing                   Owned

Lenoir, North Carolina     Manufacturing, administrative, warehousing   Owned



 Hormigueros, Puerto Rico       Manufacturing, warehousing              Owned

 Anasco, Puerto Rico            Manufacturing, warehousing              Leased

 Buenos Aires, Argentina        Administrative, manufacturing,
                                warehousing                             Owned

 Markham, Canada                Administrative, warehousing             Leased

 County Mayo, Ireland           Administrative, manufacturing,
                                warehousing                             Owned

 High Wycombe, U.K.             Administrative, warehousing             Leased

 Sophia Antipolis, France       Administrative, warehousing             Leased

 Pomezia, Italy                 Administrative, manufacturing,          Owned
                                research and development,
                                warehousing

 Madrid, Spain                  Administrative, warehousing              Owned

 Ettlingen, Germany             Administrative, warehousing              Owned

 Zaventem, Belgium              Administrative, warehousing              Leased

 Sao Paulo, Brazil              Administrative, manufacturing,           Owned
                                warehousing

 Johannesburg, South Africa     Administrative, warehousing              Leased

 Sydney, Australia              Administrative, warehousing              Owned/
                                                                         Leased

     The company believes its present facilities are adequate for its current needs.

ITEM 3.     LEGAL PROCEEDINGS

Securities Litigation

On November 29,1993, the United States District Court for the Central District of California granted the Company's Motion for Summary Judgment in the case captioned, "In Re Allergan Shareholders Litigation," SACV 89-643 AHS (RWRx), described in the Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), dismissing all of plaintiffs' claims pending against the Company and the other defendants. Plaintiffs subsequently filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. During March 1994, the parties, and others, entered into an agreement (the "Settlement") as a result of which the appeal was dismissed with prejudice and the litigation brought to an end. Additionally, the Settlement brought to an end the derivative action captioned Peter Stuyvesant, Ltd. v. Herbert, et al., No. B009384, described in the 1992 10-K.

Other Litigation
    The Company and its subsidiaries are involved in various litigation and claims arising in the normal course of business which Allergan considers to be normal in view of the size and nature of its business.

                                      ***

     Although the ultimate outcome of pending litigation cannot be precisely ascertained at this time, Allergan believes that any liability resulting from the aggregate amount of uninsured damages for outstanding lawsuits and claims will not have a material adverse effect on its consolidated financial position. However, in view of the unpredictable nature of litigation, no assurances can be given in this regard.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

The executive officers of the Company and their ages as of February 28, 1994 are as follows:

Vicente Anido, Jr., Ph.D.          41    Corporate Vice President and President, Americas Region
Edgar J. Cummins                   50    Corporate Vice President and Chief Financial Officer
Jeffrey B.  D'Eliscu               43    Corporate Vice President, Corporate Communications
Michael J. Donohoe                 51    Corporate Vice President and President, Europe Region
Richard M. Haugen                  41    Executive Vice President and Chief Operating Officer
Gavin S. Herbert                   61    Chairman of the Board
Richard J. Hilles                  51    Corporate Vice President, Human Resources
Lester J. Kaplan, Ph.D.            43    Corporate Vice President, Research and Development
Benjamin F. McGraw III,            44    Corporate Vice President, Corporate Development
Pharm.D.
Diethart Reichardt                 51    Corporate Vice President, Optical
Jacqueline J. Schiavo              45    Corporate Vice President, Worldwide Operations
William C. Shepherd                55    President and Chief Executive Officer
Francis R. Tunney, Jr.             46    Corporate Vice President, General Counsel and Secretary
Dwight J. Yoder                    49    Vice President, Controller

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Dr. Anido has been Corporate Vice President and President, Americas Region since June 1993. Prior thereto, he had 18 years of experience with pharmaceutical companies. Dr. Anido was Vice President, Business Management of the U.S. Prescription Products Division of Marion Merrell Dow, Inc. from 1991 to 1993, President and General Manager (1990-1991) and Vice President, Sales & Marketing (1989-1990) of Nordic Laboratories, Inc. He also held various management positions with Marion Laboratories, Inc.

Mr. Cummins has been Corporate Vice President and Chief Financial Officer of the Company since 1991 and had been Senior Vice President, Finance and Chief Financial Officer from 1986 to 1991. Mr. Cummins was Treasurer from 1986 to 1989. Prior thereto he held various senior level financial positions with American Hospital Supply/Baxter Travenol. Mr. Cummins is a Director of OSI Corp.

Mr. D'Eliscu has been Corporate Vice President, Corporate Communications since 1992 and was Vice President, Investor Relations and Public Communications from 1991. Mr. D'Eliscu had been Senior Director, Investor Relations of the Company from June 1989 to February 1991 and prior thereto, he had been Director of Business Development from 1988 and Senior Product Manager from December 1985. Mr. D'Eliscu first joined the Company in 1979.

Mr. Donohoe has been Corporate Vice President and President, Europe Region since 1992. Prior thereto, he was Corporate Vice President and President, Optical, Consumer/OTC Group from 1991. Mr. Donohoe was Senior Vice President and General Manager, Contact Lenses from 1990 to 1991 and Area Vice President, Northern Europe from 1989 to 1990. Mr. Donohoe held the position of Senior Vice President, Worldwide Marketing for the Optical Division from 1988 to 1989 and was Vice President, International Marketing from 1987 to 1988. Mr. Donohoe first joined the Company in 1987.

Mr. Haugen has been Executive Vice President and Chief Operating Officer since April 1992 and had been Corporate Vice President of the Company and President, Worldwide Eye Marketing and Sales & Operations since January 1992. Prior thereto, Mr. Haugen was Corporate Vice President and President, Americas Region in 1991 and had been President of Allergan Optical and Senior Vice President of the Company from 1989 to 1991. Prior thereto he was Senior Vice President and President of Allergan Pharmaceuticals from 1988 to 1989 and was Senior Vice President, Planning and Business Development since 1987. Mr. Haugen first joined the Company in 1976.

Mr. Herbert has been Chairman of the Board since 1977 and was also Chief Executive Officer from 1977 to 1991. Prior thereto, Mr. Herbert had been President and Chief Executive Officer of the Company since 1961. He was Executive Vice President of SmithKline Beckman Corporation from 1986 to 1989 and President of SmithKline Beckman Corporation's Eye and Skin Care Products Operations from 1981 to 1989. Mr. Herbert was a founder of the Company in 1950.

Mr. Hilles has been Corporate Vice President, Human Resources since 1991 and prior thereto was Senior Vice President, Human Resources from 1986 to 1991. He was Vice President, Human Resources from 1981 to 1986. Mr. Hilles first joined SmithKline Beckman Corporation in 1965.

Dr. Kaplan has been Corporate Vice President, Research and Development since 1992. He had been Senior Vice President, Pharmaceutical Research and Development since 1991, Senior Vice President, Research and Development since 1989 and Vice President since 1988. Dr. Kaplan had served as Senior Director in Group Research and Development from 1986 to 1988 and as Associate Director, Discovery Research from 1984 to 1986. Dr. Kaplan first joined the Company in 1983.

Dr. McGraw has been Corporate Vice President, Corporate Development since April 1993. Prior thereto, he was President of Carerra Capital Management, Inc., an investment firm, from 1991 to 1993 and President of MedTech Trends, Inc., an investment analysis firm, from 1990 to 1993. During the period from 1978 to 1990, Dr. McGraw held various management positions, including Vice President, Development, with Marion Merrell Dow, Inc. and Marion Laboratories, Inc., pharmaceutical companies.

Mr. Reichardt has been Corporate Vice President, Optical since 1992. Prior thereto, he was Senior Vice President, Marketing/Business Development, Optical from 1991 and Senior Vice President, Northern Europe from 1983. Mr. Reichardt first joined the Company in 1972.

Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Prior thereto, she was Senior Director, Operations from 1988 to 1989. Ms. Schiavo first joined the Company in 1980.

Mr. Shepherd has been President and Chief Executive Officer of the Company since 1992 and prior thereto had been President and Chief Operating Officer from 1984 to 1991. Prior to 1984, Mr. Shepherd was President of Allergan U.S., Senior Vice President, U.S. Operations and Vice President, Operations.
Mr. Shepherd first joined the Company in 1966.

Mr. Tunney has been Corporate Vice President, General Counsel and Secretary of the Company since 1991 and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 to 1991. Mr. Tunney had served as Vice President, General Counsel and Assistant Secretary of the Company since 1986, and as Associate General Counsel of the Company since 1985. Prior thereto he was Senior International Attorney for SmithKline Beckman Corporation which he joined in 1979.

Mr. Yoder has been Vice President and Controller of the Company since 1990. Prior thereto, Mr. Yoder held various management positions with Del Taco, Inc. from 1983 to 1989, including Vice President, Finance of Del Taco/Naugles Restaurants and Vice President, Controller of Del Taco, Inc. Mr. Yoder first joined the Company in 1990.

The information required by Item 405 of Regulation S-K is included on page 7 of the Proxy Statement and is incorporated herein by reference.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The sections entitled "Shareholder Information" and "Stock Listing" on page 54 of the Annual Report are incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The table entitled "Summary of Selected Financial Data" on page 51 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Year Period Ended December 31, 1993" on pages 25-30 of the Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, including the notes thereto, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (unaudited)" of the Annual Report included on pages 31-47, 49 and 50, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The section entitled "Independent Auditors" on page 26 of the Proxy Statement is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

      Information under this Item is included on pages 2-4 of the Proxy Statement and such information is incorporated herein by reference. Information with respect to executive officers is included on pages 11-13 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 11-15 and 6-7, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 8-10 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The subsections entitled "Other Matters" and "Compensation Committee Interlocks and Insider Participation" on pages 7 and 19, respectively, of the Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     Index to Financial Statements                                              * Page in
                 -----------------------------                                                -------
                                                                                            Annual Report
                                                                                            -------------
               1.   Financial Statements included in Part II of this report:
                    --------------------------------------------------------
                           Independent Auditors' Report                                          49

                           Consolidated Balance Sheets at December 31, 1993 and
                           December 31, 1992                                                     31

                           Consolidated Statements of Earnings for Each of the
                           Years in the Three Year Period Ended December 31, 1993                32

                           Consolidated Statements of Cash Flows for Each of the                 33
                           Years in the Three Year Period Ended December 31, 1993

                           Notes to Consolidated Financial Statements                          34-47

* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (and except for these pages, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993, is not deemed filed as part of this report).

         2.     Schedules Supporting the Consolidated Financial Statements:                       Page in
                -----------------------------------------------------------                       -------
                                                                                                This Report
                                                                                                -----------
                    Independent Auditors' Reports on Schedules                                   20

                    Schedules numbered in accordance with Rule 5.04 of Regulation S-X:

                    II    Loans Outstanding to Employees.....................................     S-1
                    V     Property, Plant and Equipment......................................     S-2
                    VI    Accumulated Depreciation of Property, Plant and Equipment..........     S-3
                    VIII  Allowance for Doubtful Accounts....................................     S-4
                    IX    Short-Term Borrowings 1991, 1992 and 1993..........................     S-5
                    X     Supplementary Income Statement Information....................... ..    S-6

            All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable

       (b)  Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of
                                     1993.

       (c)  Item 601 Exhibits

            Reference is made to the Index of Exhibits beginning at page 17 of this report.

         (d) Other Financial Statements

            There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to shareholders by Rule 14 a-3(b)(1).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 22, 1994                             ALLERGAN, INC.


                                        By  /S/ WILLIAM C. SHEPHERD
                                            William C. Shepherd
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:   March 22, 1994                             By  /S/ WILLIAM C. SHEPHERD
                                                       William C. Shepherd
                                                       President and Chief
                                                       Executive Officer


Date:   March 22,1994                              By  /S/ EDGAR J. CUMMINS
                                                       Edgar J. Cummins
                                                       Corporate Vice President/
                                                       Chief Financial Officer


Date:   March 22, 1994                             By  /S/ TAMARA J. ERICKSON
                                                       Tamara J. Erickson,
                                                       Director


Date:   March 22, 1994                             By  /S/ HANDEL E. EVANS
                                                       Handel E. Evans, Director


Date:   March 22, 1994                             By  /S/ WILLIAM R. GRANT
                                                       William R. Grant,
                                                       Director


Date:   March 22, 1994                             By  /S/ HOWARD E. GREENE,JR.
                                                       Howard E. Greene, Jr.,
                                                       Director


Date:   March 22, 1994                             By  /S/ RICHARD M. HAUGEN
                                                       Richard M. Haugen,
                                                       Director


Date:   March 22, 1994                             By  /S/ GAVIN S.HERBERT
                                                       Gavin S. Herbert
                                                       Chairman of the Board

Date:   March 23, 1994                             By  /S/ KENNETH N. KERMES
                                                       Kenneth N. Kermes,
                                                       Director


Date:   March 22,1994                              By  /S/ LESLIE G. MCCRAW
                                                       Leslie G. McCraw,
                                                       Director


Date:   March 22, 1994                             By  /S/ LOUIS T. ROSSO
                                                       Louis T. Rosso, Director


Date:   March 22, 1994                             By  /S/ LEONARD D. SCHAEFFER
                                                       Leonard D. Schaeffer,
                                                       Director


Date:   March __, 1994                             By _______________________
                                                      Henry Wendt, Director

                               INDEX OF EXHIBITS

                                                                                  Sequentially
Exhibit                                                                           Numbered
Number                          Description                                       Page

   3.1     Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to
           Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855,
           filed May 24, 1989).................

   3.2     Bylaws of the Company (incorporated by reference to Exhibit 3 to
           Form 8-K filed March 3, 1994)..............................

   4.1     Certificate of Designation, Preferences and Rights of Series A
           Participating Preferred Stock as filed with the State of Delaware on
           May 22, 1989 (incorporated by reference to Exhibit 4.1 to
           Registration Statement on Form S-1 No. 33-28855, filed May 24,
           1989).......................................

   4.2     Rights Agreement, dated as of May 18, 1989, between Allergan, Inc.
           and First Chicago Trust Company of New York (as successor Rights
           Agent to Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 No.
           33-28855, filed May 24, 1989).......................................

   4.3     Amendment to Rights Agreement, dated as of September 28, 1993 between Allergan, Inc. and First Chicago Trust Company of New York
           (as successor Rights Agent to Morgan Shareholder Services Trust
           Company) (incorporated by reference to Exhibit 4 to Form 8-K, filed
           March 3, 1994).......................................

  10.1     Form of director and executive officer Indemnity Agreement incorporated by reference to Exhibit 10.4 to the Company's Report on
           Form 10-K for the Fiscal Year ended December 31,
           1992)......................................................

  10.2     Allergan, Inc. 1989 Nonemployee Director Stock Plan , as amended and restated (incorporated by reference to Exhibit A to the Company's
           Proxy Statement dated March 17, 1994, filed in definitive form on
           March 16, 1994)................................................

  10.3     Allergan, Inc. Deferred Directors' Fee Program (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for
           the Fiscal Year ended December 31, 1991).......................


                               INDEX OF EXHIBITS

Exhibit                                                           Sequentially
Number                             Description                    Numbered
                                                                  Page

  10.4     Allergan, Inc. 1989 Incentive Compensation Plan , as amended April
           1992 (incorporated by reference to Exhibit 10.2 to the Company's
           Report on Form 10-Q for the Quarter ended March 31,
           1992)..............................................................

  10.5     Restated Allergan, Inc. Employee Stock Ownership Plan ("ESOP")
           (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30,
           1993).........................................................

  10.6     Restated Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for
           the Quarter ended June 30, ...................................

  10.7     Form of Allergan change in control severance agreement (replaces the document filed as  Exhibit 10.8 to Registration Statement on Form
           S-1 No. 33-28855) (incorporated by reference to Exhibit 10.13 to the
           Company's Report on Form 10-K for the Fiscal Year ended December 31,
           1989).....................................................

  10.8     $150,000,000 Credit Agreement dated as of December 22, 1993 among the Company, the Banks Listed Therein, Morgan  Guaranty Trust
           Company of New York, as Agent and Bank of America National Trust and
           Savings Association, as Co-Agent..........................

  10.9     $50,000,000 Credit Agreement dated as of December 22, 1993 among the
           Company, the Banks Listed Therein, Morgan  Guaranty Trust Company of
           New York, as Agent and Bank of America National Trust and Savings
           Association, as Co-Agent..........................

  10.10    Restated Allergan, Inc. Pension Plan ("Pension Plan) (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q
           for the Quarter ended June 30, 1993)..............................

  10.11    Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K for
           the Fiscal Year ended December 31, 1989).........................

  10.12    Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-K for
           the Fiscal Year ended December 31, 1989).........................

  10.13    Allergan, Inc. Management Bonus Plan (incorporated by reference to
           Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter
           ended June 30, 1993)............................................

  10.14    Distribution Agreement dated March 4, 1994 between Allergan, Inc.
           and Merrill Lynch & Co. and J.P. Morgan Securities Inc. ........


                             INDEX OF EXHIBITS
                                                                Sequentially
Exhibit                                                         Numbered
Number                                                          Page


  11       Statement re Computation of Earnings Per
           Share..............................

  13       The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this report, the Annual Report to Shareholders is not deemed to be filed as part of this report)..............

  22       List of Subsidiaries of the
           Company.........................................

  23       Consent of KPMG Peat Marwick to the incorporation of their reports herein to Registration Statements Nos. 33-29528, 33-29527, 33-44770,
           33-48908 and 33-66874....................


                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES





To the Stockholders and Board of Directors of Allergan, Inc.:

Under date of January 24, 1994, we reported on the consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the years in the two-year period ended December 31, 1993, which are included in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the year 1993. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 1993 and 1992 consolidated financial statement schedules in the Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in note 7 to the consolidated financial statement, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions, " in 1992.


                                                               KPMG PEAT MARWICK

Orange County, California
January 24, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Allergan, Inc.

We have audited the consolidated financial statements and the financial statement schedules of Allergan, Inc. and Subsidiaries listed in the index on page 14 of this Form 10-K as of December 31, 1991 and for the year ended December 31, 1991. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Allergan, Inc. and Subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information required to be included therein.



                                                               COOPERS & LYBRAND

Newport Beach, California
February 24, 1992

                                                                    SCHEDULE II
                                 ALLERGAN, INC.

                         Loans Outstanding to Employees
                                 (in thousands)

                                                                       Balance at end of
                                                                            Period
                     Balance at                                      ====================
                     Beginning                Amount         Amount                  Not
                     of Period   Additions   Collected    Written Off    Current    Current
                     =========   =========   =========    ===========    =======    =======

                                         For the year ended December 31, 1993

Richard Hilles        $  15       $    -      $ 15        $    -          $    -      $    -      Secured by real estate.


                      For the year ended December 31, 1992

David Bruns            $130       $  -        $130         $ -              $ -          $ -      See Footnote A.
Richard Hilles           35          -          20           -                -          $15      Secured by real estate.


                      For the year ended December 31, 1991

David Bruns            $130       $ -        $ -           $ -              $130         $ -      See Footnote A.
Richard Hilles          150         -          115           -                 -          35      Secured by real estate.


Loans to employees for items arising in the ordinary course of business including loans in connection with the Company's employee relocation program and expatriate tax equalization program are excluded from the above schedule.

Footnote A: Collateralized by American Depository Receipts of SmithKline Beecham at 6% annual interest rate.

                                                                      SCHEDULE V



                                 ALLERGAN, INC.

                         Property, Plant and Equipment

                  Years ended December 31, 1993, 1992 and 1991

                             (Dollars in millions)



                             Balance at                                  (a)           Balance
                             Beginning               Retirements    Other Changes      at end
                             of Year     Additions    or Sales       Add (Deduct)      of Year
                            -------      ---------    --------       ------------      -------
    >
 1993
 Land  . . . . . . . . .   $ 14.4      $  0.1      $   -           $  (0.5)           $  14.0
 Buildings . . . . . . .    205.7        23.8          0.5            (8.3)             220.7
 Machinery & equipment .    186.1        36.6         10.1            (6.3)             206.3
                            ------     -------     ---------       ---------          --------
                           $406.2      $ 60.5      $  10.6         $  (15.1           $ 441.0
                         ========      =======     =======         =========          ========

 1992
 Land  . . . . . . . . .   $ 12.3     $   0.8      $   -           $   1.3            $  14.4
 Buildings . . . . . . .    171.7        41.3          2.8            (4.5)             205.7
 Machinery & equipment .    181.5        24.9          6.5           (13.8)             186.1
                          -------     --------     ------------    -------            -------
                           $365.5     $  67.0      $   9.3         $ (17.0)           $ 406.2
                           =========  ========     ===========     =========          ========


 1991
 Land  . . . . . . . . .   $ 10.1     $   1.5      $   -            $   0.7           $  12.3
 Buildings . . . . . . .    154.2        26.6          9.0             (0.1)            171.7
 Machinery & equipment .    186.9        24.1         23.9             (5.6)            181.5
                          -------------------- ---------------        ---------        -------
                            $351.2     $  52.2      $  32.9         $  (5.0)          $ 365.5
                            ========== ==========   ===========     =========         ========





     _________________________
     (a) Includes adjustments from translating at current exchange rates, transfers to and from other accounts and assets of businesses sold or acquired.

                                                                SCHEDULE VI


                                 ALLERGAN, INC.

           Accumulated Depreciation of Property, Plant and Equipment

                  Years ended December 31, 1993, 1992 and 1991

                             (Dollars in millions)



                                   Balance at                              (a)               Balance
                                   Beginning              Retirements   Other Changes        at end
                                   of Year     Additions   or Sales     Add(Deduct)          of Year
                                    -------    ---------   --------    ------------          ------
- --
  1993
       Buildings . . . . . . .    $  30.3      $  6.6      $  0.2        $   0.7            $  37.4
       Machinery & equipment .      107.3        23.6         8.6           (6.8)             115.5
                                 --------      -------     -------       --------           -------
                                   $137.6       $30.2      $  8.8        $  (6.1)            $152.9
                                   ======       =====      ======        ========            =======


  1992
       Buildings . . . . . . .    $  25.7      $  5.6      $  0.8        $  (0.2)              $  30.3
       Machinery & equipment .      102.6        22.2         4.8          (12.7)                107.3
                                  ----------   -------    --------       --------             -------
                                   $128.3       $27.8      $  5.6         $(12.9)               $137.6
                                   ======       =====      ======          ======                ======


  1991
       Buildings . . . . . . .    $  24.4      $  6.0      $  4.5        $  (0.2)              $  25.7
       Machinery & equipment .       95.8        23.4        15.1           (1.5)                102.6
                                 --------      ------      ------        --------               -------
                                   $120.2       $29.4       $19.6        $  (1.7)               $128.3
                                   ======       =====       =====         =======              ======





     _________________________
     (a) Includes adjustments from translating at current exchange rates, transfers to and from other accounts and assets of businesses sold or acquired.

                                                                SCHEDULE VIII


                                 ALLERGAN, INC.

                        Allowance for Doubtful Accounts

                  Years Ended December 31, 1993, 1992 and 1991

                             (Dollars in millions)




 Balance at                                                Balance
 Beginning                                                 at End
 of Year       Additions         Deductions                of Year
 =======       =========         ==========                =======

 1993                                              $0.4(c)
                                                    2.5(b)
                                                  -----
                  $7.0             $1.7(a)         $2.9                    $5.8
                  ====             ====            ====                    ====


 1992                                              $0.5(c)
                                                    3.3(b)
                                                  -----
                 $10.4             $0.4(a)         $3.8                    $7.0
                 =====             ====            ====                    ====


 1991                                              $0.9(c)
                                                    3.6(b)
                                                  -----
                 $10.6             $4.3(a)         $4.5                   $10.4
                 =====             ====            ====                   =====




     _________________________
     (a)    Provision charged to earnings.
     (b)    Accounts written off.
     (c)    Allowance of business sold.

                                                                     SCHEDULE IX


                                 ALLERGAN, INC.

                   Short-Term Borrowings 1993, 1992 and 1991

                             (Dollars in millions)


                                                                                                                    Weighted
                                         Balance         Weighted        Maximum Amount      Average Amount          Average
                                         at End           Average         Outstanding          Outstanding         Interest Rate
                                         of Year       Interest Rate    During the Year      During the Year       During the Year
                                         =======       =============    ===============      ===============      ===============

              1993
                 Bank Loans             $  4.0            7.3%             $  6.5             $   4.9                7.4%
                 Commercial Paper       $102.9            3.5%             $ 123.0            $ 91 .1                3.2%


              1992
                 Bank Loans             $  3.6            5.9%             $  5.1              $  3.5                6.7%
                 Commercial Paper       $ 72.7            3.5%             $114.0              $ 92.0                5.2%


              1991
                 Bank Loans             $13.6            12.5%             $ 13.5              $  7.3               14.6%
                 Commercial Paper       $81.7             6.5%             $148.5              $125.4                6.6%


                 At the end of each year presented, $30 million of commercial paper was classified as short-term borrowings while $72.9 million, $42.7 million and $51.7 million, at December 31, 1993, 1992 and 1991 respectively, was classified as long-term debt because the Company has the ability to refinance this debt on a long-term basis under the terms of the revolving credit facility described below. Interest rate calculations and amounts outstanding during the year are based on the full amount of commercial paper outstanding.

                 The average amounts outstanding during the year were computed using month-end balances.

                 The weighted average interest rates during the year were computed by dividing the associated interest expense for the period by the average amount of borrowings outstanding during the year.

                 The Company has various short-term lines of credit at its foreign subsidiaries used in the normal course of business.

                 In December 1993, the Company entered into a domestic $200 million revolving credit facility with several banks. A $50 million portion of the facility expires in December 1994 while the remaining $150 million expires in December 1998. This credit facility replaced a similar facility entered into in July 1989. The facility offers various interest rates at the Company's option based on a percentage of prime or the London interbank borrowing rates, or other negotiated rates, and is used to support general corporate purposes and the issuance of commercial paper in the United States.

                                                                      SCHEDULE X


                                 ALLERGAN, INC.

                   Supplementary Income Statement Information

                  Years Ended December 31, 1993, 1992 and 1991

                             (Dollars in millions)




The following amounts have been charged to earnings:


                                           1993     1992    1991
                                           ====     ====    ====
Advertising and promotion costs            $75.3    $71.2   $69.9
Royalty expense                            $25.6    $21.0   $19.9