Form 10-Q
period 1994-03-31
ALLERGAN INC
filed 1994-05-12
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

- --------------------------------------------------------------------------------
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     [X]    EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 1994............................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
- --------------------------------------------------------------------------------


FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
MARCH 31, 1994                                                 1-10269

                                 ALLERGAN, INC.

A DELAWARE CORPORATION                            IRS EMPLOYER IDENTIFICATION
                                                           95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

                         TELEPHONE NUMBER  714/752-4500


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)   X   yes          no
     ------        ------
  (2)   X   yes          no
     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 29, 1994 there were 63,124,732 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994


                                     INDEX



                                                                            Page
PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months Ended March 31, 1994 and 1993
                (B)      Consolidated Balance Sheets -                         4
                         March 31, 1994 and December 31, 1993
                (C)      Consolidated Statements of Cash Flows -               5
                         Three Months Ended March 31, 1994 and 1993
                (D)      Notes to Consolidated Financial Statements          6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          8-10

PART II - OTHER INFORMATION

      ITEM 4                                                                  11
      ITEM 6                                                                  12
Signature                                                                     13

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                 Three months ended
                                                      March 31,
                                                     ----------
                                                  1994         1993
                                                 ------       ------
Net Sales                                        $210.1       $202.8

Operating costs and expenses:
         Cost of sales                             63.5         57.6
         Selling, general and
          administrative                           86.3         91.8
         Research and development                  26.9         22.7
                                                 ------       ------
                                                  176.7        172.1
                                                 ------       ------
Operating income                                   33.4         30.7

Nonoperating income (expense):
         Interest income                            1.7          1.1
         Interest expense                          (2.3)        (2.0)
         Other, net                                (0.3)         0.7
                                                 ------       ------
                                                   (0.9)        (0.2)
                                                 ------       ------
Earnings from continuing operations
  before income taxes and
  minority interest                                32.5         30.5

Provision for income taxes                          9.6          7.7

Minority interest                                   0.7          0.5
                                                 ------       ------
Earnings from continuing operations                22.2         22.3

Earnings from discontinued operations,
  net of income taxes                               --           1.4
                                                 ------       ------
Net Earnings                                     $ 22.2       $ 23.7
                                                 ======       ======

Net Earnings Per Common Share:

  Continuing operations                          $ 0.35       $ 0.33
  Discontinued operations                           --          0.02
                                                 ------       ------
                                                 $ 0.35       $ 0.35
                                                 ======       ======

Weighted Average Common
  Shares Outstanding                              64.0          66.8


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                    March 31,    December 31,
                                                      1994          1993
                                                  ------------  ------------
                                   ASSETS
Current assets:
        Cash and equivalents                         $136.0         $141.8
        Trade receivables, net                        147.0          146.8
        Inventories                                    93.2           90.2
        Other current assets                           68.8           65.1
                                                     ------         ------
                Total current assets                  445.0          443.9
Investments and other assets                           91.0           89.9
Property, plant and equipment, net                    287.0          288.1
Goodwill and intangibles, net                         113.2          117.9
                                                     ------         ------

                Total assets                         $936.2         $939.8
                                                     ======         ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                $ 38.2         $ 38.0
        Accounts payable                               40.4           59.1
        Accrued expenses                              119.4          132.6
        Income taxes                                   43.5           46.7
                                                     ------         ------
                Total current liabilities             241.5          276.4
Long-term debt                                        129.9          104.6
Other liabilities                                      31.1           29.6

Commitments and contingencies

Minority interest                                      15.4           14.7

Stockholders' equity:
        Preferred stock, $.01 par value;
         authorized 5,000,000 shares; none issued       --             --
        Common stock, $.01 par value; authorized
         150,000,000 shares; issued 67,463,000
         and 67,495,000 shares                          0.7            0.7
        Additional paid-in capital                    195.2          194.5
        Foreign currency translation
         adjustment                                    (3.4)          (5.0)
        Retained earnings                             418.2          403.2
                                                     ------         ------
                                                      610.7          593.4

        Less - treasury stock, at cost
        (4,104,000 and 3,512,000 shares)              (92.4)         (78.9)
                                                     ------         ------
                Total stockholders' equity            518.3          514.5
                                                     ------         ------

                Total liabilities and
                 stockholders' equity                $936.2         $939.8
                                                     ======         ======


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
  (In millions)

                                                              Three months
                                                             ended March 31,
                                                             ----------------
                                                            1994         1993
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                        $ 22.2       $ 23.7
        Non-cash items included in net earnings:
                Depreciation and amortization                 11.6         11.6
                Deferred income taxes                         (0.1)        (0.5)
                Loss on sale of assets                         0.8          1.5
                Expense of compensation plans                  1.1          2.2
                Minority interest                              0.6          0.5
        Changes in assets and liabilities:
               Trade receivables                               0.9          2.4
                Inventories                                   (2.5)        (3.6)
                Accounts payable                             (18.5)       (11.4)
                Accrued liabilities                          (14.6)       (13.7)
                Income taxes                                  (2.8)         0.9
                Other                                         (1.6)        (0.7)
                                                            ------       ------

                Net cash provided by/(used in)
                  operating activities                        (2.9)        12.9
                                                           -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment            (7.1)        (8.4)
        Disposals of property, plant and equipment             0.2          --
        Other, net                                            (2.4)        (4.2)
                                                            ------       ------

                Net cash used in investing activities         (9.3)       (12.6)
                                                            ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                              (6.4)        (6.7)
       Net borrowings under
          commercial paper obligations                        26.4          4.9
       Increase/(decrease) in notes payable                   (0.5)         1.1
       Sale of stock to employees                              1.2          1.3
       Decrease in long term debt                             (0.4)        (0.5)
       Payments to acquire treasury stock                    (16.2)       (14.0)
                                                            ------       ------

                Net cash provided by/(used in)
                  financing activities                         4.1        (13.9)
                                                            ------      -------

        Effect of exchange rates on cash and
          equivalents                                          2.3          0.3
                                                            ------       ------

        Net decrease in cash and equivalents                  (5.8)       (13.3)

        Cash and equivalents at beginning of period          141.8        121.3
                                                            ------       ------

        Cash and equivalents at end of period               $136.0       $108.0
                                                            ======       ======


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

  2.            Components of inventory were:

                                        March 31,        December 31,
                                          1994               1993
                                       ----------        ------------
                                            (in millions)
Finished goods                        $ 60.4              $ 58.7
Work in process                         14.7                13.8
Raw materials                           18.1                17.7
                                      ------              ------

        Total                         $ 93.2              $ 90.2
                                      ======              ======

3. Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non U.S. subsidiaries because the Company expects that such earnings have been or will be reinvested in operations, or will be offset by appropriate credits for foreign income taxes paid.

4. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that recovery or liability with respect to these matters would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

              On November 29, 1993, the United States District Court for the Central District of California granted the Company's Motion for Summary Judgment in the case captioned, "In Re Allergan Shareholders Litigation," SACV 89-643 AHS (RWRx), dismissing all of plaintiffs' claims pending against the Company and the other defendants. Such case alleged, among other things, that the Company (and its directors and certain officers) made untrue statements of, or omitted to state, material facts about the Company's business and future prospects from June 20, 1989 through January 26, 1990. The plaintiffs subsequently filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. During March 1994, the parties, and others, entered into an agreement (the "Settlement"), which did not involve the payment of any sums by the Company or any other of the defendants, as a result of which the plaintiffs' appeal was dismissed with prejudice and the litigation brought to an end.

Allergan, Inc.

5. On April 19, 1994 the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable June 16, 1994 to stockholders of record on May 26, 1994.

6. In November 1992, the Company sold its contact lens business in North and South America. In August 1993, the Company completed the divestiture of its contact lens business outside of the Americas. Results of operations of the contact lens business have been reported as a discontinued operation, and the consolidated statements of earnings exclude sales and expenses of this business from results of continuing operations for all periods presented. Results of operations of the contact lens business for the three months ended March 31, 1993 were as follows:


Net sales                                                                  $10.2
Earnings from operations before
  income taxes                                                               2.3
Earnings from operations,
  net of income taxes                                                        1.4

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

The following table compares 1994 and 1993 net sales by Product Line for the first quarter periods:

                                                       Three Months
                                                      Ended March 31,
                                                      ---------------
  Product Line Sales ($ millions):                    1994       1993
                                                      ----       ----
  Specialty Pharmaceuticals
     Eye Care                                         $ 97.5    $ 93.2
     Skin Care                                           7.7       6.7
                                                      ------    ------
                                                       105.2      99.9

  Surgical                                              27.3      24.6
  Optical Lens Care                                     77.6      78.3
                                                      ------    ------

  Total Net Sales                                     $210.1    $202.8
                                                      ======    ======

For the quarter ended March 31, 1994 total net sales increased 4% to $210.1 million as compared to the first quarter of 1993. The impact of foreign currency fluctuations for the three month period ended March 31, 1994 was to decrease net sales by $5.4 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between the comparable quarters was 6%. These slower growth rates are, in part, a result of the highly competitive and, in certain cases, also highly regulated markets worldwide in which the company competes. The ability to increase prices has been limited by, among other reasons, governmental actions, customer demands, the introduction of competitors' innovative products and the introduction of lower cost generic products. The impact to the Company for those affected product lines is the partial loss of the ability to utilize price increases to offset the effect of inflation on costs and expenses.

For the three months ended March 31, 1994, Eye Care Pharmaceuticals sales increased 5% over the comparable 1993 period. This growth is primarily attributable to growth in sales of Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex, particularly in the United States market. Growth in sales has been negatively impacted by governmental pressure to restrict price increases in the United States, and governmental actions to control or reduce prices in many international markets. The largest sales volume products in this product line are glaucoma therapy products, including Betagan(R) and Propine(R) ophthalmic solutions. In 1994, a major competitor introduced a generic version of levobunolol (Betagan(R)). The Company responded by offering its own version of a generic Betagan(R) solution through a distribution agreement with Schein Pharmaceutical. Future generic competition, including a generic Propine(R) is anticipated. The impact of this form of competition will be reduced sales.

Skin Care Pharmaceuticals first quarter 1994 sales were 15% higher than the comparable quarter in 1993. Growth in demand for Elimite(R) cream and antifungal products were the primary contributors to first quarter 1994 growth.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994 (Continued)

RESULTS OF OPERATIONS (Continued)

Surgical sales increased 11% in the first quarter of 1994 compared to the first quarter of 1993. For the quarter, domestic sales were essentially flat while international sales increased 29%. Increases in silicone intraocular lens
(IOL) sales were partially offset by a decrease in PMMA IOL sales. IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical Lens Care net sales of $77.6 million for the three months ended March 31, 1994 decreased by 1% compared to the first quarter of 1993. A decrease in domestic sales of 14% was largely offset by 5% sales growth in international markets. The decrease in domestic sales was the result of continuing competitive pressures within the U.S. contact lens care market including, among other things, the introduction by Allergan's competitors of disposable contact lenses and lens disinfection systems that are easier to use. In 1992 the Company introduced a new contact lens disinfection system marketed in the United States under the name UltraCare(R) (hydrogen peroxide based system), which has slowed the overall decrease in U.S. sales. International lens care product sales increased primarily as a result of increases in sales of UltraCare(R). During 1993, the Company introduced in certain overseas markets the Complete(R) one bottle disinfection system. The Company is currently awaiting FDA approval to market Complete(R) in the United States.

Allergan's gross margin percentage for the first quarter of 1994 was 69.8% of net sales, which represents a 1.8 percentage point decrease over the 71.6% rate for the first quarter of 1993. This decrease is a result of, among other things, the net unfavorable impact of pressures on certain unit average selling prices, product mix shifts and declining margins on surgical sales. Gross margin increased over the first quarter of 1993 by 1% as a result of the 4% increase in net sales offset by the 1.8 percentage point decrease in gross margin percentage.

Operating income was $33.4 million for the first quarter, an increase of $2.7 million or 9% from the prior comparable period. The increase was primarily the result of the increase in gross margin discussed above and a $5.5 million decrease in selling, general and administrative expenses, offset by a 19% increase in research and development.

Net earnings decreased by $1.5 million in the first quarter of 1994 to $22.2 million compared to $23.7 million for the first quarter of 1993. Results for 1993 include $1.4 million in earnings from discontinued operations of the contact lens business sold in 1993. Net earnings were decreased in 1994 compared to 1993 as a result of an increase in the effective tax rate from 25% in 1993 to 30% in 1994. Such tax rate increase was the result of changes in United States tax laws governing Puerto Rican operations enacted in 1993.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994 (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1994, the Company had no borrowings against its bank credit facilities. These facilities allow for borrowings of up to $150 million on a revolving basis over five years and an additional $50 million over a period ending December 1994. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of March 31, 1994, the Company had commercial paper borrowings of $129 million including $99 million classified as long-term debt.

The net cash used by operating activities for the three months ended March 31, 1994 was $2.9 million compared with cash provided by operating activities of $12.9 million for the respective 1993 period. Operating cash flow in 1994 was decreased by significant reductions in accounts payable and accrued liabilities. Most of the Company's existing cash and equivalents are held by its non- U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $7.1 million in new facilities and equipment during the three months ended March 31, 1994 compared to $8.4 million during the same period in 1993.

Cash provided by financing activities was $4.1 million in the three months ended March 31, 1994 compared to $13.9 million cash used in financing activities in 1993. The 1994 amount is net of outflows of $6.4 million in dividends and $16.2 million for purchases of treasury stock.

Allergan, Inc.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the registrant was held on April 19, 1994 at which four directors, constituting all of the Class II directors, were re-elected to serve on the Board of Directors for a three year term until the annual meeting of stockholders to be held in 1997. The names of the persons elected as directors are as follows:

                               Tamara J. Erickson
                                William R. Grant
                                 Louis T. Rosso
                              William C. Shepherd

       The terms of the following directors continued after the meeting:

                        Class III (term expires in 1995)

                                Handel E. Evans
                                Gavin S. Herbert
                                Leslie G. McCraw
                                  Henry Wendt

                         Class I (term expires in 1996)

                             Howard E. Greene, Jr.
                               Richard M. Haugen
                               Kenneth N. Kermes
                              Leonard D. Schaeffer


        Two other matters were voted on and approved, namely, approval and continuation of the amended Stockholder Rights Plan and the 1989 Nonemployee Director Stock Plan.

        A summary of the voting follows:

                                                                                      Broker
Directors                          For                     Withhold                  Non-votes
- ---------                          ---                     --------                  ---------
Tamara J. Erickson                 52,264,798             481,383
William R. Grant                   52,376,357             369,824
Louis T. Rosso                     52,378,243             367,938
William C. Shepherd                52,371,980             374,201

                                                                                              Broker
Other Matters                       For                Against           Abstain            Non-Votes
- -------------                       ---                -------           -------            ---------
Amendment and Continuation
  of the Stockholder
  Rights Plan                      46,411,262          3,702,564         307,820            2,324,535
Amendment of the 1989
  Nonemployee Director
  Stock Plan                       44,646,566          7,838,694         260,921                    0

Allergan, Inc.

Item 6.  Exhibits and Reports on Form 8-K

         - Exhibits
              (numbered in accordance with Item 601 of Regulation S-K)

            (3)   Bylaws of the Company, as amended effective
                  April 1, 1994

            (11)  Statement re Computation of Per Share Earnings

         - Reports on Form 8-K. A Current Report on Form 8-K was filed on March 3, 1994 relating to the amendment of the Company's Bylaws and the amendment of the Company's Rights Agreement.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date: May 11, 1994                       ALLERGAN, INC.



                                           /s/ Edgar J. Cummins
                                           -----------------------------
                                           Edgar J. Cummins
                                           Vice President of Finance and
                                           Chief Financial Officer