Form 10-Q
period 1994-06-30
ALLERGAN INC
filed 1994-08-11
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 ______________________________________________________________________________
 (Mark One)

     ---    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      X     EXCHANGE ACT OF 1934
     ---
 For the quarterly period ended June 30, 1994.........................

                                       OR

     ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---    EXCHANGE ACT OF 1934.


FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
JUNE 30, 1994                                            1-10269

                             ALLERGAN, INC.

A DELAWARE CORPORATION                        IRS EMPLOYER IDENTIFICATION
                                                       95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

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

 (1)   X   yes         no
      ---          ---
 (2)   X   yes         no
      ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 29, 1994 there were 63,348,358 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994


                                     INDEX



                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                3
                         Three Months and Six Months Ended
                         June 30, 1994 and 1993
                (B)      Consolidated Balance Sheets -                        4
                         June 30, 1994 and December 31, 1993
                (C)      Consolidated Statements of Cash Flows -              5
                         Six Months Ended June 30, 1994 and 1993
                (D)      Notes to Consolidated Financial Statements         6-7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                    8-10

 PART II - OTHER INFORMATION

     ITEM 5                                                                  11
     ITEM 6                                                                  11

 Signature                                                                   12

 Exhibits

 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)

                                                        Three months                  Six months
                                                       ended June 30,                ended June 30,
                                                      -----------------            -----------------
                                                       1994       1993              1994       1993
                                                      ------     ------            ------     ------
Net Sales                                             $224.7     $207.9            $434.8     $410.7

Operating costs and expenses:
    Cost of sales                                       67.4       61.0             130.9      118.6
    Selling, general and administrative                 96.1       89.5             182.4      181.3
    Research and development                            26.9       24.4              53.8       47.1
                                                      ------     ------            ------     ------
                                                       190.4      174.9             367.1      347.0
                                                      ------     ------            ------     ------

Operating income                                        34.3       33.0              67.7       63.7

Nonoperating income (expense):
    Interest income                                      2.0        1.8               3.7        2.9
    Interest expense                                    (2.7)      (2.4)             (5.0)      (4.4)
    Other, net                                           0.6       (0.2)              0.3        0.5
                                                      ------     ------            ------     ------
                                                        (0.1)      (0.8)             (1.0)      (1.0)
                                                      ------     ------            ------     ------
Earnings from continuing operations
  before income taxes and minority interest             34.2       32.2              66.7       62.7

Provision for income taxes                              10.2        8.2              19.8       15.9

Minority interest                                        0.5        0.6               1.2        1.1
                                                      ------     ------             ------    ------

Earnings from continuing operations                     23.5       23.4              45.7       45.7

Earnings from discontinued operations,
  net of income taxes                                     --        1.2                --        2.6
                                                      ------     ------            ------     ------

Net Earnings                                          $ 23.5     $ 24.6            $ 45.7     $ 48.3
                                                      ======     ======            ======     ======

Net Earnings Per Common Share:
    Continuing operations                             $  0.37    $  0.35           $  0.72    $  0.68
    Discontinued operations                                --       0.02               --        0.04
                                                      -------    -------           -------    -------
                                                      $  0.37    $  0.37           $  0.72    $  0.72
                                                      =======    =======           =======    =======
Weighted Average Common Shares Outstanding              63.5       66.6              63.8       66.7


See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Balance Sheets
 (In millions, except share data)

                                                            June 30,           December 31,
                                                              1994                 1993
                                                          ------------         ------------
                                        ASSETS
 Current assets:
        Cash and equivalents                                 $139.8               $141.8
        Trade receivables, net                                153.4                146.8
        Inventories                                            94.7                 90.2
        Other current assets                                   73.4                 65.1
                                                             ------               ------
                Total current assets                          461.3                443.9
Investments and other assets                                  115.8                 89.9
Property, plant and equipment, net                            292.7                288.1
Goodwill and intangibles, net                                 122.6                117.9
                                                             ------               ------
                Total assets                                 $992.4               $939.8
                                                             ======               ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                                        $ 40.4               $ 38.0
        Accounts payable                                       43.2                 59.1
        Accrued expenses                                      153.1                132.6
        Income taxes                                           48.0                 46.7
                                                             ------               ------
                Total current liabilities                     284.7                276.4
 Long-term debt                                               125.7                104.6
 Other liabilities                                             32.9                 29.6

 Commitments and contingencies

 Minority interest                                             12.8                 14.7

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued                          --                   --
        Common stock, $.01 par value; authorized
          150,000,000 shares; issued 67,447,000
          and 67,495,000 shares                                 0.7                  0.7
        Additional paid-in capital                            193.9                194.5
        Foreign currency translation adjustment                (0.3)                (5.0)
        Retained earnings                                     435.0                403.2
                                                             ------               ------
                                                              629.3                593.4
        Less - treasury stock, at cost
          (4,142,000 and 3,512,000 shares)                    (93.0)               (78.9)
                                                             ------               ------
                Total stockholders' equity                    536.3                514.5
                                                             ------               ------
                Total liabilities and
                 stockholders' equity                        $992.4               $939.8
                                                             ======               ======



See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                                    Six months
                                                                  ended June 30,
                                                                ------------------
                                                                 1994        1993
                                                                ------      ------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net earnings                                               $ 45.7      $ 48.3
     Non-cash items included in net earnings:
          Depreciation and amortization                           24.6        23.9
          Deferred income taxes                                   (0.3)         --
          Loss on sale of assets                                   1.5         2.2
          Expense of compensation plans                            2.7         3.7
          Minority interest                                        1.2         1.1
     Changes in assets and liabilities:
          Trade receivables                                       (3.4)       (9.7)
          Inventories                                             (3.0)       (7.8)
          Accounts payable                                       (16.1)      (12.0)
          Accrued liabilities                                    (11.2)       (5.4)
          Income taxes                                             1.4         1.6
          Other                                                   (5.4)       (6.7)
                                                                ------      ------
          Net cash provided by operating activities               37.7        39.2
                                                                ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                  (19.4)      (22.6)
     Disposals of property, plant and equipment                    0.4         0.1
     Other                                                       (14.8)       (9.6)
                                                                ------      ------
          Net cash used in investing activities                  (33.8)      (32.1)
                                                                ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to stockholders                                   (12.7)      (13.3)
     Net borrowings under commercial paper obligations            22.5        10.9
     Increase in notes payable                                     0.9         1.1
     Sale of stock to employees                                    2.6         2.4
     Decrease in long term debt                                   (0.9)       (1.0)
     Payments to acquire treasury stock                          (21.6)      (19.4)
                                                                ------      ------
          Net cash used in financing activities                   (9.2)      (19.3)
                                                                ------      ------
     Effect of exchange rates on cash and
         equivalents                                               3.4         4.6
                                                                ------      ------
     Net decrease in cash and equivalents                         (1.9)       (7.6)

     Cash and equivalents at beginning of period                 141.8       121.3
                                                                ------      ------
     Cash and equivalents at end of period                      $139.9      $113.7
                                                                ======      ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1993. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.              Components of inventory were:

                        June 30,       December 31,
                          1994             1993
                       ---------       ------------
                             (in millions)
 Finished goods         $ 63.0            $ 58.7
 Work in process          12.1              13.8
 Raw materials            19.6              17.7
                        ------            ------

        Total           $ 94.7            $ 90.2
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

5. On July 26, 1994 the Board of Directors declared a quarterly cash dividend of $0.11 per share, payable September 15, 1994 to stockholders of record on August 26, 1994.

Allergan, Inc.

6. In November 1992, the Company sold its contact lens business in North and South America. In August 1993, the Company completed the divestiture of its contact lens business outside of the Americas. Results of operations of the contact lens business have been reported as a discontinued operation, and the consolidated statements of earnings exclude sales and expenses of this business from results of continuing operations for all periods presented. Results of operations of the contact lens business were as follows:

                                                      Three Months            Six Months
                                                     ended June 30,          ended June 30,
                                                          1993                    1993
                                                          ----                    ----
                                                                  (in millions)
Net sales                                                $10.9                   $21.1
Earnings from operations before
  income taxes                                             2.0                     4.3
Earnings from operations,
  net of income taxes                                      1.2                     2.6

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1994

RESULTS OF OPERATIONS

The following table compares 1994 and 1993 net sales by Product Line for the second quarter and year-to-date periods:

                                                       Three Months          Six Months
                                                      Ended June 30,        Ended June 30,
                                                     ---------------        --------------
                                                                 (in millions)
Product Line Sales:                                   1994      1993        1994      1993
                                                      ----      ----        ----      ----
Specialty Pharmaceuticals
    Eye Care                                         $100.9    $ 90.6      $198.4    $183.8
    Skin Care                                           8.1       9.3        15.8      16.0
                                                     ------    ------      ------    ------
                                                      109.0      99.9       214.2     199.8
Surgical                                               33.9      27.7        61.2      52.3
Optical lens care                                      81.8      80.3       159.4     158.6
                                                     ------    ------      ------    ------

Total Net Sales                                      $224.7    $207.9      $434.8    $410.7
                                                     ======    ======      ======    ======

For the quarter ended June 30, 1994 total net sales increased 8% to $224.7 million as compared to the second quarter of 1993. Net sales for the six months ended June 30, 1994 were $434.8 million, or 6% greater than the comparable 1993 amount. The impact of foreign currency fluctuations for the three month period ended June 30, 1994 decreased sales by $4.0 million over the prior comparable period. For the six months ended June 30, 1994, the impact of foreign currency fluctuations decreased sales by $9.4 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between comparable periods was 10% for the second quarter and 8% for the six months ended June 30, 1994. These sales growth rates are affected, in part, by the highly competitive and, in certain cases, also highly regulated markets worldwide in which the company competes. The ability to increase prices has been limited by, among other reasons, governmental actions, customer demands, the introduction of competitors' innovative products and the introduction of lower cost generic products. The impact to the Company for those affected product lines is the partial loss of the ability to utilize price increases to offset the effect of inflation on costs and expenses.

For the three months ended June 30, 1994, Eye Care Pharmaceuticals sales increased 11% over the comparable 1993 period. For the six months ended June 30, 1994, such sales increased by 8% over the comparable 1993 period. This growth is attributable to increased sales of Acular(R) ophthalmic solution introduced in the United States in 1993, continued growth in sales of Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex and other products.
Growth in sales has been negatively impacted by governmental pressure to restrict price increases in the United States, and governmental actions to control or reduce prices in many international markets. The largest sales volume products in this product line are glaucoma therapy products, including Betagan(R) and Propine(R) ophthalmic solutions. In 1994, two major competitors introduced generic versions of levobunolol (Betagan(R)) and dipivefrin (Propine(R)). The Company responded by offering its own versions of generic Betagan(R) and Propine(R) solutions through a distribution agreement with Schein Pharmaceutical. Future generic competition with other Allergan products is anticipated. The impact of this form of competition will be reduced sales.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1994 (Continued) RESULTS OF OPERATIONS (Continued)

Skin Care Pharmaceuticals second quarter 1994 sales were 13% lower than the comparable quarter in 1993. Sales for the six months ended June 30, 1994 were 1% lower than the comparable period in 1994. Sales decreases were primarily the result of the discontinuation of sales of Photoplex(R) sunscreen in 1993.

Surgical sales increased 22% in the second quarter of 1994 compared to the second quarter of 1993. For the first six months of 1994, surgical sales were 17% greater than the comparable period in 1993. For the second quarter, domestic sales increased 14% while international sales increased 34% over the prior comparable quarter. For the six month period ended June 30, 1994, domestic sales increased 7% and international sales increased 32% compared to the first six months of 1993. The increases in the U.S. market are primarily the result of increased silicone intraocular lens (IOLs) sales due to the introduction of new silicone IOL models. U.S. market sales were impacted by a decline in PMMA IOL sales due to competitive pressures. Sales growth in international markets is primarily the result of growth in silicone IOL sales. IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical lens care sales of $81.8 million for the three months ended June 30, 1994 were 2% higher than the second quarter of 1993. Sales for the six months ended June 30, 1994 of $159.4 million were essentially flat compared to 1993 sales. Domestic optical sales declined by 4% in the second quarter and by 9% in the first six months of 1994 compared to comparable 1993 results. Optical sales in international markets increased by 4% in the second quarter and the first six months of 1994 compared to comparable 1993 results. The decrease in domestic sales was the result of continuing competitive pressures within the U.S. contact lens care market including, among other things, the introduction by Allergan's competitors of disposable contact lenses and lens disinfection systems that are easier to use. In 1992 the Company introduced a new contact lens disinfection system marketed in the United States under the name UltraCare(R) (hydrogen peroxide based system), which has slowed the overall decrease in U.S. sales. International lens care product sales increased primarily as a result of increases in sales of UltraCare(R). During 1993, the Company introduced in certain overseas markets the Complete(R) one bottle disinfection system. Complete(R) was introduced in the United States in June 1994. Sales increases in 1994 were depressed as a result of the relative strength of the U.S. dollar versus foreign currencies in the first six months of 1994 in comparison with the comparable period in 1993.

Allergan's gross margin percentage for the second quarter of 1994 was 70.0% of net sales, which represents a 0.7 percentage point decrease from the second quarter of 1993. The gross margin percentage for the six months ended June 30, 1994 was 69.9% representing a 1.2 percentage point decrease from the comparable 1993 percentage. These decreases are a result of, among other things, the net unfavorable impact of pressures on certain unit average selling prices, product mix shifts and declining margins on surgical sales. Gross margin increased in the second quarter of 1994 and for the first six months of 1994 over 1993 periods as a result of increases in net sales offset by the decreases in gross margin percentage.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1994 (Continued)

RESULTS OF OPERATIONS (Continued)

Operating income was $34.3 million for the second quarter and $67.7 million for the six months ended June 30, 1994, representing increases of 4% for the second quarter and 6% for the six months over comparable 1993 amounts. The increases are the result of increases in gross margin discussed above, decreases in selling, general and administrative expenses as a percentage of sales, and increases in research and development. Selling, general and administrative expenses were 42.8% of sales for the second quarter and 42.0% of sales for the first six months of 1994 compared to 43.0% and 44.1% for the comparable periods in 1993. These declines are the result of management actions to reduce such costs. Research and development expenditures increased 10% in the second quarter and 14% for the first six months of 1994 compared to 1993 amounts.
Such increases are the result of increased spending related to Botox(R), and the clinical trials for the topical retinoid tazarotene (AGN190168).

Net earnings decreased by $1.1 million to $23.5 million in the second quarter and by $2.6 million to $45.7 million for the first six months of 1994 compared to 1993 results. Results for 1993 include earnings from discontinued operations of the contact lens business sold in 1993 amounting to $1.2 million in the second quarter and $2.6 million for the six months ended June 30, 1993. Net earnings were decreased in 1994 compared to 1993 as a result of an increase in the effective tax rate from 25% in 1993 to 30% in 1994. Such tax rate increase was the result of changes in the United States tax laws governing Puerto Rican operations enacted in 1993.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1994, the Company had no borrowings against its bank credit facilities. These facilities allow for borrowings of up to $150 million on a revolving basis through December 1998 and an additional $50 million over a period ending December 1994. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of June 30, 1994, the Company had commercial paper borrowings of $125 million including $95 million classified as long-term debt.

The net cash provided by operating activities for the six months ended June 30, 1994 was $34.5 million compared with $39.2 million for the respective 1993 period. Operating cash flow in 1994 was reduced primarily by the decrease in net earnings. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $19.4 million in new facilities and equipment during the six months ended June 30, 1994 compared to $22.6 million during the same period in 1993.

Cash outflow committed to financing activities was $9.2 million in the six months ended June 30, 1994 compared to $19.3 million cash outflow in 1993. The 1994 outflow includes $21.6 million in payments to acquire treasury stock compared to $19.4 million during the comparable period in 1993.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5.   Other Information.

        None.

Item 6.   Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

            11  Statement re Computation of Per Share Earnings

        - Reports on Form 8-K.  None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 1994                    ALLERGAN, INC.
       ---------------


                                          /s/ Edgar J. Cummins
                                          -------------------------------
                                          Edgar J. Cummins
                                          Vice President of Finance and
                                          Chief Financial Officer