Form 10-Q
period 1994-09-30
ALLERGAN INC
filed 1994-11-14
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  ______________________________________________________________________________
  (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1994........................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  ____________________________________________________________________________


  FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
  SEPTEMBER 30, 1994                                       1-10269

                              ALLERGAN, INC.

  A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                        95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

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

  (1)   X   yes    ______no
  (2)   X   yes    ______no

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of October 31, 1994 there were 63,551,996 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                     INDEX



                                                                            Page
  PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months and Nine Months Ended
                         September 30, 1994 and 1993
                (B)      Consolidated Balance Sheets -                         4
                         September 30, 1994 and December 31, 1993
                (C)      Consolidated Statements of Cash Flows -               5
                         Nine Months Ended September 30, 1994 and 1993
                (D)      Notes to Consolidated Financial Statements          6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                     8-11

  PART II - OTHER INFORMATION

      ITEM 5                                                                  12
      ITEM 6                                                                  13

  Signature                                                                   14

  Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                       ----------------      -----------------
                                        1994      1993        1994       1993
                                       ------    ------      ------     ------
Net Sales                              $242.2    $216.9      $677.0     $627.6

Operating costs and expenses:
    Cost of sales                        74.9      63.1       205.8      181.7
    Selling, general and
      administrative                     99.5      89.3       281.9      270.6
    Research and development             26.2      25.8        80.0       72.9
                                       ------    ------      ------     ------
                                        200.6     178.2       567.7      525.2
                                       ------    ------      ------     ------

Operating income                         41.6      38.7       109.3      102.4

Nonoperating income (expense):
    Interest income                       2.2       1.8         5.9        4.7
    Interest expense                     (3.2)     (1.9)       (8.2)      (6.3)
    Other, net                            3.4      (0.1)        3.7        0.4
                                       ------    ------      ------     ------

                                          2.4      (0.2)        1.4       (1.2)
                                       ------    ------      ------     ------

Earnings from continuing operations
  before income taxes and
  minority interest                      44.0      38.5       110.7      101.2

Provision for income taxes               13.1       9.5        32.9       25.4

Minority interest                         0.7       0.7         1.9        1.8
                                       ------    ------      ------     ------

Earnings from continuing operations      30.2      28.3        75.9       74.0

Discontinued Operations
  Earnings from operations,
    net of income taxes                    --       1.4          --        4.0
  Gain on disposal,
    net of income taxes                    --       0.4          --        0.4
                                       ------    ------      ------     ------

Net Earnings                           $ 30.2    $ 30.1      $ 75.9     $ 78.4
                                       ======    ======      ======     ======

Net Earnings Per Common Share:
  Continuing operations                $  0.47   $  0.43     $  1.19    $  1.11
  Discontinued operations
    Earnings from operations                --      0.02          --       0.06
    Gain on disposal                        --      0.01          --       0.01
                                       -------   -------     -------    -------
                                       $  0.47   $  0.46     $  1.19    $  1.18
                                       =======   =======     =======    =======

Weighted Average Common
  Shares Outstanding                     64.0      66.0        63.8       66.5

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                        September 30,       December 31,
                                                            1994                1993
                                                        -------------       ------------
                                      ASSETS
Current assets:
    Cash and equivalents                                    $  146.2             $141.8
    Trade receivables, net                                     169.6              146.8
    Inventories                                                 99.0               90.2
    Other current assets                                        74.3               65.1
                                                            --------             ------
            Total current assets                               489.1              443.9
Investments and other assets                                   130.2               89.9
Property, plant and equipment, net                             296.7              288.1
Goodwill and intangibles, net                                  124.9              117.9
                                                            --------             ------

            Total assets                                    $1,040.9             $939.8
                                                            ========             ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                           $   42.6             $ 38.0
    Accounts payable                                            41.3               59.1
    Accrued expenses                                           164.6              132.6
    Income taxes                                                51.0               46.7
                                                            --------             ------
            Total current liabilities                          299.5              276.4
Long-term debt                                                 122.4              104.6
Other liabilities                                               39.0               29.6

Commitments and contingencies

Minority interest                                               10.5               14.7

Stockholders' equity:
    Preferred stock, $.01 par value; authori
      5,000,000 shares; none issued                               --                 --
    Common stock, $.01 par value; authorized
      150,000,000 shares; issued 67,403,000
      and 67,495,000 shares                                      0.7                0.7
    Additional paid-in capital                                 195.1              194.5
    Foreign currency translation
      adjustment                                                 3.0               (5.0)
    Retained earnings                                          457.6              403.2
                                                            --------             ------
                                                               656.4              593.4

    Less - treasury stock, at cost
    (3,873,000 and 3,512,000 shares)                           (86.9)             (78.9)
                                                            --------             ------
            Total stockholders' equity                         569.5              514.5
                                                            --------             ------

            Total liabilities and
              stockholders' equity                          $1,040.9             $939.8
                                                            ========             ======


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                              Nine months
                                                          ended September 30,
                                                          -------------------
                                                           1994         1993
                                                          ------       ------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                           $75.9        $78.4
    Non-cash items included in net earnings:
        Depreciation and amortization                       38.6         35.5
        Deferred income taxes                               (0.4)          --
        Gain on disposal of business                          --         (0.9)
        Loss on sale of assets                               4.5          2.4
        Expense of compensation plans                        1.4          4.9
        Minority interest                                    1.9          1.9
    Changes in assets and liabilities:
        Trade receivables                                  (16.8)       (15.6)
        Inventories                                          1.1         (8.3)
        Accounts payable                                   (16.5)       (17.1)
        Accrued liabilities                                 (7.1)        (6.0)
        Income taxes                                         5.0          3.1
        Other                                               (5.7)        (0.4)
                                                          ------       ------

        Net cash provided by operating activities           81.9         77.9
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment             (28.9)       (32.1)
    Disposals of property, plant and equipment               0.8          0.2
    Other                                                  (42.2)         7.1
                                                          ------       ------

        Net cash used in investing activities              (70.3)       (24.8)
                                                          ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                              (19.7)       (19.9)
    Net borrowings under commercial paper obligations        9.6          6.9
    Increase in notes payable                                2.8          0.7
    Sale of stock to employees                               7.8          3.0
    Borrowings of long term debt                            10.0           --
    Repayments of long term debt                            (1.4)        (3.5)
    Payments to acquire treasury stock                     (21.6)       (40.5)
                                                          ------       ------

        Net cash used in financing activities              (12.5)       (53.3)
                                                          ------       ------

    Effect of exchange rates on cash and
      equivalents                                            5.3          3.7
                                                          ------       ------

    Net increase in cash and equivalents                     4.4          3.5

    Cash and equivalents at beginning of period            141.8        121.3
                                                          ------       ------

    Cash and equivalents at end of period                 $146.2       $124.8
                                                          ======       ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1993. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.       Components of inventory were:

                      September 30,      December 31,
                          1994               1993
                      -------------      ------------
                               (in millions)
Finished goods           $ 68.3             $ 58.7
Work in process            11.1               13.8
Raw materials              19.6               17.7
                         ------             ------

        Total            $ 99.0             $ 90.2
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

5. On October 19, 1994 the Board of Directors declared a quarterly cash dividend of $0.11 per share, payable December 8, 1994 to stockholders of record on November 17, 1994.

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

                                          Three Months ended         Nine Months ended
                                             September 30,              September 30,
                                                 1993                       1993
                                          -------------------        -----------------
                                                          (in millions)
Net sales                                         $8.0                      $29.1
Earnings from operations before
  income taxes                                     2.4                        6.7
Earnings from operations,
  net of income taxes                              1.4                        4.0

7. In September 1994, the Company acquired the assets of Ioptex, a manufacturer of intraocular lenses. The results of operations of the Ioptex business contributed $1.1 million to net sales in the third quarter of 1994.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

The following table compares 1994 and 1993 net sales by Product Line for the second quarter and year-to-date periods:

                                             Three Months                Nine Months
                                          Ended September 30,        Ended September 30,
                                          -------------------        -------------------
                                                          (in millions)
                                             1994      1993            1994       1993
                                             ----      ----            ----       ----
Product Line Sales:

Specialty Pharmaceuticals
     Eye Care                               $108.5    $ 97.5          $306.9     $281.3
     Skin Care                                 8.9       6.5            24.7       22.5
                                            ------    ------          ------     ------
                                             117.4     104.0           331.6      303.8
Surgical                                      35.4      28.9            96.6       81.2
Optical lens care                             89.4      84.0           248.8      242.6
                                            ------    ------          ------     ------

Total Net Sales                             $242.2    $216.9          $677.0     $627.6
                                            ======    ======          ======     ======

For the quarter ended September 30, 1994 total net sales increased 12% to $242.2 million as compared to the third quarter of 1993. Net sales for the nine months ended September 30, 1994 were $677.0 million, or 8% greater than the comparable 1993 amount. The impact of foreign currency fluctuations for the three month period ended September 30, 1994 increased sales by $3.5 million over the prior comparable period. For the nine months ended September 30, 1994, the impact of foreign currency fluctuations decreased sales by $5.8 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between comparable periods was 10% for the third quarter and 9% for the nine months ended September 30, 1994. Sales in the United States and Europe accounted for 49% and 33% of total sales in the third quarter of 1994, respectively. Excluding the impact of foreign currency fluctuations, sales increased by 14% in the United States and 3% in Europe in the third quarter of 1994 over comparable 1993 results. Year-to-date 1994 sales increased by 8% in the United States and 8% in Europe. Net sales in the third quarter of 1994 included $1.1 million in sales of Ioptex surgical products acquired September 7, 1994.

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

For the three months ended September 30, 1994, Eye Care Pharmaceuticals sales increased 11% over the comparable 1993 period. For the nine months ended September 30, 1994, such sales increased by 9% over the comparable 1993 period. This growth is attributable to increased sales of Acular(R) ophthalmic solution introduced in the United States in 1993, continued growth in sales of Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex and other products.
Growth in sales has been negatively impacted by governmental pressure to restrict price increases in the United States, and governmental

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1994
(Continued)

RESULTS OF OPERATIONS (Continued)

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

Skin Care Pharmaceuticals third quarter 1994 sales were 37% higher than the comparable quarter in 1993. The 1994 increase was partially the result of lower than expected sales in the third quarter of 1993. Sales for the nine months ended September 30, 1994 were 10% higher than the comparable period in 1993. Sales increases were primarily the result of increases in sales of Elimite(R) cream.

Surgical sales increased 22% in the third quarter of 1994 compared to the third quarter of 1993. For the first nine months of 1994, surgical sales were 19% greater than the comparable period in 1993. For the third quarter, domestic sales increased 19% while international sales increased 28% over the prior comparable quarter. For the nine month period ended September 30, 1994, domestic sales increased 11% and international sales increased 30% compared to the first nine months of 1993. The increases in the U.S. market are primarily the result of increased silicone intraocular lens (IOLs) sales due, in part, to the introduction of new silicone IOL models. U.S. market sales in the first nine months of 1994 were impacted by a decline in PMMA IOL sales due to competitive pressures. Sales growth in international markets is primarily the result of growth in silicone IOL sales. IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical lens care sales of $89.4 million for the three months ended September 30, 1994 were 6% higher than the third quarter of 1993. Sales for the nine months ended September 30, 1994 of $248.8 million were 3% higher than comparable 1993 sales. Domestic optical sales increased by 2% in the third quarter and decreased 5% in the first nine months of 1994 compared to comparable 1993 results. Optical sales in international markets increased by 8% in the third quarter and 6% in the first nine months of 1994 compared to comparable 1993 results. Domestic sales were impacted as a result of continuing competitive pressures within the U.S. contact lens care market including, among other things, the introduction by Allergan's competitors of disposable contact lenses and lens disinfection systems that were easier to use. In 1992 the Company introduced a new contact lens disinfection system marketed in the United States under the name UltraCare(R) (hydrogen peroxide based system). During 1993, the Company introduced in certain overseas markets the Complete(R) disinfection system. This product is targeted at the convenience oriented market segment. The Complete brand multi-purpose disinfection system was introduced in the United States in June 1994 and contributed to the domestic sales increase in the third quarter of 1994. International lens care product sales increased primarily as a result of

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1994
(Continued)

RESULTS OF OPERATIONS (Continued)

increases in sales of UltraCare(R) and Complete(R). Sales increases in 1994 were depressed as a result of the relative strength of the U.S. dollar versus foreign currencies in the first six months of 1994 in comparison with the comparable period in 1993.

Allergan's gross margin percentage for the third quarter of 1994 was 69.1% of net sales, which represents a 1.8 percentage point decrease from the third quarter of 1993. The gross margin percentage for the nine months ended September 30, 1994 was 69.6% representing a 1.4 percentage point decrease from the comparable 1993 percentage. These decreases are a result of, among other things, the net unfavorable impact of pressures on certain unit average selling prices, product mix shifts and declining margins on surgical sales. The rate of decline in gross margin percentage was offset by reductions in royalty and distribution costs. Gross margin increased in the third quarter of 1994 and for the first nine months of 1994 over 1993 periods as a result of increases in net sales offset by the decreases in gross margin percentage.

Operating income was $41.6 million for the third quarter and $109.3 million for the nine months ended September 30, 1994, representing increases of 7% each for the third quarter and the nine months over comparable 1993 amounts. The increases are the result of increases in gross margin discussed above, decreases in selling, general and administrative expenses as a percentage of sales, and increases in research and development. Selling, general and administrative expenses were 41.1% of sales for the third quarter and 41.6% of sales for the first nine months of 1994 compared to 41.2% and 43.1% for the comparable periods in 1993. These declines are the result of continuing management actions to reduce such costs. Research and development expenditures increased 2% in the third quarter and 10% for the first nine months of 1994 compared to 1993 amounts. Such increases are the result of increased spending related to Botox(R) and to the clinical trials for the topical retinoid tazarotene (AGN190168).

Net earnings increased by $0.1 million to $30.2 million in the third quarter and decreased by $2.5 million to $75.9 million for the first nine months of 1994 compared to 1993 results. Results for 1993 include earnings from discontinued operations of the contact lens business sold in 1993 amounting to $1.8 million in the third quarter and $4.4 million for the nine months ended September 30, 1993. Included in such amounts is a $0.4 million gain from divestiture of the Company's contact lens business outside the Americas. Net earnings were increased by the increase in operating income discussed above, a decline in currency translation losses, and a recovery of costs related to a shareholder class action lawsuit which was dismissed in 1993. Net earnings were decreased in 1994 compared to 1993 as a result of an increase in the effective tax rate from 25% in 1993 to 30% in 1994. Such tax rate increase was the result of changes in the United States tax laws governing Puerto Rican operations enacted in 1993.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1994 (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1994, the Company had no borrowings against its bank credit facility. This facility allows for borrowings of up to $225 million on a revolving basis through September 1999. Borrowings under the credit facility are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of September 30, 1994, the Company had commercial paper borrowings of $112 million including $82 million classified as long-term debt.

The net cash provided by operating activities for the nine months ended September 30, 1994 was $81.9 million compared with $77.9 million for the respective 1993 period. Operating cash flow in 1994 was increased by the effect of reductions in inventories in 1994 offset by the decrease in net earnings. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $28.9 million in new facilities and equipment during the nine months ended September 30, 1994 compared to $32.1 million during the same period in 1993. Other investing activities in 1994 include $18.3 for product rights including lump sum payments on royalty agreements, and $16.0 for acquisition of the assets of the Ioptex business.

Cash outflow committed to financing activities was $12.5 million in the nine months ended September 30, 1994 compared to $53.3 million cash outflow in 1993. The 1994 outflow includes $21.6 million in payments to acquire treasury stock compared to $40.5 million during the comparable period in 1993.

Allergan, Inc.


PART II - OTHER INFORMATION

Item 5.  Other Information.

         The Company's next annual stockholders' meeting will be held on Tuesday, April 25, 1995 at 10:00 A.M. at the Company's headquarters, Irvine, California.

Nomination of Directors.

         The Restated Certificate of Incorporation of the Company provides that any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or United States mail, postage prepaid, to Francis R. Tunney, Jr., Secretary, Allergan, Inc., 2525 Dupont Drive, Irvine, CA 92715. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the address provided not less than 30 days nor more than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 40 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of the stockholder and (ii) the class and number of shares of the Company's stock which are beneficially owned by the stockholder on the date of such stockholder notice. The Company may require any proposed nominee to furnish such other information as may be reasonably required by the Company to determine the eligibility of such proposed nominee to serve as director of the Company.

Allergan, Inc.


Other Business.

         As of the date of this Quarterly Report on Form 10-Q, management knows of no other matters to be brought before the stockholders at the Annual Meeting. With respect to any other matters, pursuant to the Company's Restated Certificate of Incorporation only such business shall be conducted at an annual meeting of stockholders as is properly brought before the meeting. For business to be properly brought before an annual meeting by a stockholder, in addition to any other applicable requirements, timely notice of the matter must be first given to the Secretary of the Company. To be timely, written notice must be received by the Secretary no less than 30 days nor more than 60 days prior to the meeting. If less than 40 days' notice or prior public disclosure of the meeting has been given to stockholders, then notice of the proposed business matter must be received by the Secretary not later than ten days after the mailing of notice of the meeting or such public disclosure. Any notice to the Secretary must include as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the proposal desired to be brought before the meeting and the reason for conducting such business at the annual meeting, (b) the name and record address of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (c) the class and number of shares of the Company which are beneficially owned by the stockholder on the date of such stockholder notice and by other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (d) any material interest of the stockholder in such business.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         (numbered in accordance with Item 601 of Regulation S-K)

         (10.1) Amendment No. 1 dated as of September 30, 1994 to the $150,000,000 Credit Agreement dated as of December 31, 1993 among the Company, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Agent and Bank of America National Trust and Savings Association, as Co-Agent.

         (11)     Statement re Computation of Per Share Earnings

         (27)     Financial Data Schedules

         Reports on Form 8-K.

         (1)      None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 9, 1994              ALLERGAN, INC.
      ----------------------


                                       /s/ Edgar J. Cummins
                                       -----------------------------
                                       Edgar J. Cummins
                                       Vice President of Finance and
                                       Chief Financial Officer