Form 10-K
period 1994-12-31
ALLERGAN INC
filed 1995-03-23
CIK 850693

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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
                             Yes    X      No
                                  -----       -----

     The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,800,000,000 on March 6, 1995, based upon the closing price on the New York Stock Exchange on such date.

     Common Stock outstanding as of March 6, 1995  -  63,935,883 shares

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendement to this Form 10-K.  [   ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed filed as part of this Report on Form 10-K.

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 25, 1995, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1994.

================================================================================

                               TABLE OF CONTENTS

PART I

                                                                                            PAGE
Item  1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item  2.    Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item  3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
Item  4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .      10
Item  I-A.  Executive Officers of Allergan, Inc. . . . . . . . . . . . . . . . . . . . .      11

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
Item  6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .      13
Item  8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . .      13
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .      13

PART III

Item  10.  Directors and Executive Officers of Allergan, Inc.  . . . . . . . . . . . . .      14
Item  11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
Item  12.  Security Ownership of Certain Beneficial Owners and
           Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
Item  13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . .      14

PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16
INDEX OF EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
SCHEDULE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     S-1
EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (Attached to this
                                                                             Report on Form 10-K)

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Allergan, Inc. ("Allergan" or the "Company") is a leading provider of specialty therapeutic eye care products throughout the world with niche pharmaceutical products in skin care and neural care. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

     Allergan was incorporated in California in 1948 and reincorporated in Delaware in 1977. In 1980, the Company was acquired by SmithKline Beckman Corporation (then known as "SmithKline Corporation" and herein "SmithKline"). The Company operated as a wholly-owned subsidiary of SmithKline from 1980 until 1989 when Allergan again became a stand-alone public company through a spin-off distribution by SmithKline.

     During the fourth quarter of 1991, the Company divested its computer-based ophthalmic diagnostic instrument business, Allergan Humphrey. In November 1992, the Company sold its contact lens business in North and South America.
In August 1993, the Company sold its contact lens business outside of the Americas.

ALLERGAN BUSINESSES

     The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                           Year Ended December 31
                                                ---------------------------------------------
                                                   1994              1993            1992
                                                ---------------------------------------------
                                                                 (in millions)
         Eye Care
                 Pharmaceuticals                 $390.7             $360.9             $339.7
                 Surgical                         144.3              115.3              111.8
                 Optical Lens Care                339.4              325.0              322.4
                                                 ------             ------             ------
                     Total Eye Care               874.4              801.2              773.9
         Skin Care                                 37.3               32.4               37.3
         Botox(R)                                  35.5               25.3               19.5
                                                 ------             ------             ------

         Total Net Sales                         $947.2             $858.9             $830.7
                                                 ======             ======             ======

         Domestic                                  47.3%             47.5%               47.9%
         International                             52.7%             52.5%               52.1%

         The foregoing table does not include sales of discontinued operations. See Note 11 of Notes to Consolidated Financial Statements on page 41 of the 1994 Annual Report for further information concerning foreign and domestic operations.

Ophthalmic Pharmaceuticals Business

     Allergan develops, manufactures and markets a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, inflammation, infection and allergy. In addition, the specialty over-the-counter product line consists of products designed to treat ocular surface disease, including artificial tears and ocular decongestants.

     The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling pharmaceutical product is Betagan(R) ophthalmic solution, a beta blocker used in the initial treatment of glaucoma. Allergan also markets and sells Propine(R) ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991. In 1993, in anticipation of generic competition, Allergan entered into an agreement with Schein Pharmaceutical, Inc. ("Schein") whereby Schein will market generic versions of certain Allergan products that are off-patent in the United States. During 1994, Bausch & Lomb and Alcon Laboratories separately announced receipt of marketing approval from the FDA for a generic version of Betagan(R) and Propine(R), respectively. In each instance, Schein began marketing a generic version of the corresponding Allergan product immediately after each announcement.

     The Company also markets several leading ophthalmic products to treat ocular inflammation and infection. Allergan holds a major share of the U.S. market for ophthalmic corticosteroids. Pred Forte(R) and FML(R) Liquifilm(R) suspensions are leading products in the ocular corticosteroid inflammation market. Allergan's major products in the anti-infective market are Blephamide(R) suspension, a topical anti-inflammatory and anti-infective, Polytrim(R) solution, a synthetic antimicrobial which treats surface ocular bacterial infections and Ocuflox(R) solution, a fluroquinolone which treats bacterial conjunctivitis. Ocuflox(R) solution was first marketed in the U.S. in August 1993. It is also marketed in many countries internationally and is awaiting approval in Spain and Canada.

     In 1993, Allergan entered into a strategic alliance with Fisons Corporation to co-promote certain ophthalmic pharmaceuticals in the United States. The alliance currently involves Allergan's Acular(R)1 ophthalmic solution for the relief of itch associated with seasonal allergic conjunctivitis. Later, under the terms of the alliance, co-promotion is planned to expand to include Fisons' Opticrom(R)2 ophthalmic solution and nedocromil sodium ophthalmic solution.

Ophthalmic Surgical Business

     Allergan's surgical business (known as Allergan Medical Optics or "AMO") develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic surgical products.

     The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can lead to blindness. Most patients blinded by cataracts can be surgically cured by removing the clouded lens and replacing it with an IOL. AMO currently offers a full line of products used in the performance of cataract surgery, including rigid multi-piece, single-piece and small incision design IOLs. Sales of all models of the Company's IOLs represented 9.7%, 9.1% and 10% of total Company sales in 1992, 1993 and 1994, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery
__________________________________

1 Acular(R) is a registered trademark, which is licensed from Syntex (U.S.A.)
  Inc.

2 Opticrom(R) is a registered trademark of Fisons Corporation.

include the AMO(R)Phacoflex(R) small incision IOL, introduced in 1989, the AMO(R)Foldable Phacoflex(R)II SI-30NB(TM) small incision IOL, introduced in April 1993, and the AMO(R)DuraLens(TM) IOL which was introduced in various European countries during 1994. AMO(R)Array(R) multifocal IOL is also available in several European countries including Germany, France and Spain and is currently undergoing clinical trials in the U. S. Sales growth of IOLs in the U.S. has been adversely impacted by price erosion resulting from competitive pressures and government pricing policies.

     Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a 3 to 4 millimeter incision, compared to incisions of up to 12 millimeters for other techniques. Phacoemulsification accounts for more than 80 percent of cataract procedures in the United States. In 1993 Allergan introduced the AMO(R)Prestige(TM) phacoemulsification machine. AMO(R)Prestige(TM) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery.

     In September 1994, Allergan acquired the worldwide IOL business of Ioptex Research Inc., formerly a division of Smith & Nephew. In January 1995, Allergan acquired Optical Micro Systems ("OMS"). OMS develops and manufactures phacoemulsification equipment. These two acquisitions provide the Company with additional IOL and phacoemulsification equipment product offerings and the capability to manufacture phacoemulsification equipment.

Optical Business

     The Company has been in the contact lens care market since 1960. It develops, manufactures and markets a broad range of products worldwide for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; and enzymatic cleaners to remove protein deposits from contact lenses. The Company offers products that can be used in each of the three disinfecting systems now available: hydrogen peroxide systems, convenient chemical systems and heat systems. UltraCare(R) neutralizer/disinfectant, Allergan's one-step hydrogen peroxide disinfection system, was approved by the FDA in March 1992 for general marketing in the United States. In the third quarter of 1994, Allergan received U.S. marketing approval for UltraCare(R) with a new color indicator. The new system, which had been previously launched in Germany, relies on a Vitamin B-12 color indicator which turns the solution pink to indicate complete neutralization of the peroxide. Allergan's Complete(R) brand Multi-Purpose convenient chemical disinfection system for soft contact lenses was launched in Australia, Canada, China Germany and Italy during 1993 and in the United States, the United Kingdom and Mexico in 1994.

     Sales of the Company's proprietary enzymatic cleaners represented 11%, 11% and 10% of total Company sales in 1992, 1993 and 1994, respectively, and sales of the Company's hydrogen peroxide disinfection systems represented 13%, 14% and 14% of total Company sales in 1992, 1993 and 1994, respectively.

Skin Care Business

     Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business (known as Allergan

Herbert) develops, manufactures and markets a line of therapeutic skin care products primarily to dermatologists in the United States. Its product line includes Gris-Peg(R) tablets, a systemic anti-fungal product, Elimite(R) cream for the treatment of scabies and Naftin(R), a topical anti-fungal gel and cream.

Botox(R)/Neuromuscular Business

     Allergan's Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. Botox(R) purified neurotoxin complex is marketed in the United States, Canada, Germany, France, Italy, New Zealand and a number of other countries for the treatment of blepharospasm (the uncontrollable abnormal contraction of the eyelid muscles which can force the eye closed) and strabismus (misalignment of the eyes) in people 12 years of age and over. In May 1994, Botox(R) purified neurotoxin complex was approved in the United Kingdom for blepharospasm and hemifacial spasm. In March 1991, an application was filed with the FDA for approval of a nonophthalmic claim for an indication related to a neck and shoulder neuromuscular disorder known as cervical dystonia (torticollis). Allergan has been asked to provide supplemental clinical data to support the torticollis filing. Botox(R) has been approved in several European countries for the treatment of cervical dystonia.

EMPLOYEE RELATIONS

     At December 31, 1994, the Company employed approximately 4,900 persons throughout the world, including approximately 2,220 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

     The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 52.1%, 52.5% and 52.7% of total sales for the years ended December 31, 1992, 1993 and 1994, respectively. Allergan believes that its well-established international market presence provides it with a competitive advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

     Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in their local markets.

     In Japan, the second largest eye care market in the world, certain of Allergan's eye care pharmaceutical products are licensed to Santen Pharmaceuticals (the largest eye care pharmaceutical manufacturer in Japan), and Allergan's contact lens care products are sold through a joint venture between Santen and Allergan. IOLs and other eye care surgical products are sold directly in Japan. In 1994, Allergan and Nicholas Piramal India Limited formed a joint venture to manufacture and market eye care products in India. Also in 1994, fifteen ophthalmic pharmaceutical products and Botox(R) purified neurotoxin complex were approved for sale in India. In October 1994, Allergan launched its first two prescription products, Propine(R) and Betagan(R) solutions, in the Peoples' Republic of China. This followed the earlier introduction of its Complete(R) system in 1993. The Company is scheduled to begin construction of a new manufacturing facility in Hangzhou in 1995.

SALES AND MARKETING

     Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye and skin care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been shifting its resources increasingly toward managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic and dermatological fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1994, the Company employed approximately 820 sales representatives throughout the world.

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

     Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy and new anti-infective pharmaceuticals for eye care. The Company is conducting research on new compounds that control intraocular pressure by either reducing the inflow or production, or improving the outflow of aqueous humor. Alpha2 agonists are a new class of glaucoma treatments currently being tested. They may be used by patients who cannot use beta-blockers or as an adjunct therapy. Allergan's lead compound in this category is brimonidine, which has completed Phase III clinical trials for the control of post-surgical intraocular pressure elevation and is currently undergoing Phase III trials for ocular hypertension and glaucoma. During the third quarter of 1994, Allergan filed a drug approval application with the FDA on brimonidine for acute post-surgical elevated pressure in the eye following argon laser trabeculoplasty. The Company is also conducting research and clinical trials on a class of compounds called prostaglandins. Unlike beta-blockers and alpha2 agonists that decrease the inflow or production of aqueous humor, prostaglandins reduce intraocular pressure by improving its outflow. The Company is also developing topical cyclosporine A for the treatment of severe dry eye.

     Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the AMO(R)Array(R) multifocal IOL, designed to allow patients to see well over a range of distances.

     Research and development in the optical business is aimed at contact lens care systems which are effective and more convenient for patients to use, thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer. The Company believes that continued development and commercialization of disinfection systems that are both easy-to-use and efficacious will be important for the future success of this part of the Company's business.

     During the first quarter of 1993, Allergan began Phase III clinical trials with its proprietary topical retinoid tazarotene (previously known as AGN190168) for both acne and psoriasis. In July 1994, the Company released initial Phase III clinical trial results for tazarotene for psoriasis, which met expectations based on results of earlier clinical studies. By mid-1995, the Company intends to file with the FDA an application for marketing approval for tazarotene in the treatment of psoriasis and acne, based on the results of this initial trial and six additional trials with more than 2,000 patients. Also, during the first quarter of 1994, an application was filed with the FDA seeking approval to market Azelex(TM) (azelaic acid) cream in the U.S. for the treatment of acne.

     During 1992, the Company entered into a joint venture ("Joint Venture") with Ligand Pharmaceuticals Incorporated ("Ligand") to combine Ligand's knowledge of intracellular receptor technology with the Company's experience in receptor-selective retinoids for topical use. The Joint Venture filed an Investigational New Drug Application ("IND") with the FDA in November 1993 for the use of 9-cis Retinoic acid (LGD1057) to be given orally for cancer therapy. In March 1994, the Joint Venture filed an IND for the topical use of LGD 1057 for cancers involving the skin.

     In December 1994, the Company and Ligand announced the formation of a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), to devote $100 million to the accelerated research and development of retinoid products. Allergan and Ligand will fund ALRT in part through a public offering of $32.5 million of ALRT units through a rights offering to their respective shareholders. ALRT will be the successor to the Joint Venture which will be dissolved immediately prior to the consummation of the offering. Allergan and Ligand will contribute all Joint Venture technology and assets to ALRT. Upon consummation of the transaction, Allergan and Ligand will make cash payments to ARLT of $50 million and $17.5 million, respectively, and expense these cash payments as a one-time charge to earnings. A registration statement relating to the units has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     The continuing introduction of new products supplied by the Company's research and development efforts and in-licensing opportunities is critical to the success of the Company. Delays or failures in one or more significant research projects could have a material adverse impact on the future operations of the Company. At December 31, 1994, there were an aggregate of approximately 650 people involved in the Company's research and development efforts. The Company's research and development expenditures associated with continuing operations for 1992, 1993 and 1994 were $89.5 million, $102.5 million and $111.5 million, respectively.

COMPETITION

     Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan, although these companies do not necessarily compete in all of Allergan's product lines. Major eye care competitors include Alcon Laboratories (a subsidiary of Nestle), Bausch & Lomb, Ciba Vision Corp. (a subsidiary of Ciba-Geigy), IOLab (a subsidiary of Johnson & Johnson), Merck, Pharmacia Ophthalmics (a subsidiary of Kabi Pharmacia), and Sola/Barnes-Hind (a subsidiary of Pilkington plc). These competitors have equivalent or greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Schering-Plough, Johnson & Johnson and Hoffman LaRoche, which have greater resources than Allergan. In marketing its products to health care professionals, the Company competes primarily on the basis of product technology, service and price. The Company believes that it competes favorably in its product markets.

GOVERNMENT REGULATION

     Drugs, biologics and medical devices, including IOLs and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of many of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by foreign health agencies prior to sale in many international markets.
The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a pre-market application and governmental review can be costly and take many years to complete.

     In general, manufacturers of drugs, medical devices and biologics are operating in an increasingly more rigorous regulatory environment than has been the case in previous years. The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Prices for some of the Company's products, specifically IOLs and pharmaceutical products, accounting for approximately 52% of the Company's 1994 worldwide sales, are expected to come under increased pressure as governments and managed care providers generally increase their efforts to contain health care costs.

     Several legislative and administrative measures to strengthen government regulation of medical devices and drugs have recently been implemented in the United States, such as the Safe Medical Devices Act of 1990, which among other things, increased reporting requirements of adverse events associated with medical devices, and the Prescription Drug User Fee Act of 1992, which requires payment of substantial fees to the FDA for the review of new drug applications. The United States Congress is expected to consider mandating the application of user fees to medical device applications as well. Other measures are pending or have been proposed. In addition, there has been increased scrutiny of drug and device manufacturers by the FDA as a result of a scandal in the generic drug industry and controversies surrounding the safety of certain medical devices. While the Company is not primarily involved in these areas of business, the impact of increased FDA scrutiny is felt by all companies in the drug and device industries. Moreover, in Europe and other major Allergan markets, the regulation of drugs and medical devices is likewise increasing. The Company is working to ensure that its operations remain in compliance with the regulatory requirements of the FDA, its foreign counterparts, and other governmental agencies.

     In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. This $150 IOL payment could be subject to reduced levels by Congress through various legislative actions: health care reform; deficit reduction legislation; or implementation of a balanced budget amendment. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "advanced technology IOLs". HCFA is not expected to consider applications from manufacturers for preferential "advanced technology" status before 1996. In November 1990, HCFA issued proposed regulations under which Medicare would not recognize hospitals' expenditures for IOLs implanted during outpatient cataract surgery to the extent that those expenditures exceed the ASC allowance of $150. The Company cannot predict whether HCFA will promulgate a final regulation imposing this limitation, or whether limits on IOL payment will be incorporated within a more broadly sweeping reform of the Medicare outpatient hospital reimbursement system.

     The cost of prescription drugs is likely to receive some continuing attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to covered outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients. A provision of the Omnibus Budget Reconciliation Act of 1993 limits tax benefits currently realized by U.S. manufacturers as a result of the manufacture of certain products in Puerto Rico, beginning in 1994. It is likely that some Congressional attention will continue to focus on the costs of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation.

     The United States Congress also devoted significant attention in 1994 and in prior years to proposed amendments to the Orphan Drug Act. Under one proposal, once cumulative sales of an orphan drug exceed a designated dollar amount the FDA would be authorized to approve competitors' marketing applications. The Company currently markets one orphan drug product, Botox(R) purified neurotoxin complex. While legislation was not enacted in 1994, it is expected that Congress will consider further amendments to the Orphan Drug Act in 1995.

     As a result of the change in its leadership, the Unites States Congress may reexamine the regulatory burdens imposed on drug and medical device manufacturers by the FDA. Congress will also consider less sweeping health care reform legislation. In Europe, on both a European Union level and at the local national level, governments have implemented legislation directed at, among other things, cost containment in the form of reference pricing (i.e., setting a fixed level of reimbursement by drug category), removing various categories of drugs from reimbursement programs, and encouraging generic prescribing.

     The Company cannot predict the likelihood of any significant legislative action in these areas, nor can it predict whether or in what form health care legislation being formulated by various governments will be passed. The Company also cannot predict exactly what effect such governmental measures would have if they were ultimately enacted into law. However, in general, the Company believes that such legislative activity will likely continue and the adoption of such measures can be expected to have some adverse impact on the Company's business.

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

ITEM 2.  PROPERTIES

     Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of March 6, 1995:

Location                       Primary Function                              Interest
- --------                       ----------------                              --------
Irvine, California             Headquarters, research and development,
                               manufacturing, administrative                 Owned

Santa Ana, California          Manufacturing, warehousing                    Owned

Waco, Texas                    Manufacturing, warehousing                    Owned

Irwindale, California          Manufacturing, warehousing, administrative    Leased

Lenoir, North Carolina         Manufacturing, administrative, warehousing    Owned

Berkeley, California           Manufacturing, warehousing, administrative    Leased

North Andover, Massachusetts   Manufacturing, administrative                 Leased

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

Pomezia, Italy                 Administrative, manufacturing,                Owned
                               research and development, warehousing

Madrid, Spain                  Administrative, warehousing                   Owned

Ettlingen, Germany             Administrative, warehousing                   Owned

Zaventem, Belgium              Administrative, warehousing                   Leased

Sao Paulo, Brazil              Administrative, manufacturing, warehousing    Owned

Johannesburg, South Africa     Administrative, warehousing                   Leased

Sydney, Australia              Administrative, warehousing                   Owned/Leased

Hong Kong                      Administrative, warehousing                   Leased

Tokyo, Japan                   Administrative, research and development      Leased

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

     The Company, in cooperation with regulatory authorities in Puerto Rico, is evaluating and implementing operational improvements to the wastewater treatment system at the Company's Hormigueros facility. These improvements, which will reduce the ecological impacts of the Company's operations, will not have a material adverse impact of the Company's business.

     In October 1993, the Company disclosed to the U.S. Department of Commerce Office of Export Enforcement (the "Commerce Department") that it had been shipping its medicine, Botox(R) purified neurotoxin complex, under general license authority to various foreign countries in the period since July 15, 1992, when the active ingredient in Botox(R), an attenuated form of botulinum toxin, was reclassified to require validated export licensing. It is the Company's position that the reclassification did not and could not apply to medicines, such as Botox(R), that are exempt from validated export licensing by statute and that have no potential application as biological warfare agents or other undesired uses. After conducting a field investigation, in which the Company cooperated, the Commerce Department advised the Company in the first quarter of 1995 that it did not agree with the Company's position regarding the export classification of Botox(R) and that it had referred the case to the office of the U.S. Attorney in order to determine whether criminal charges might be warranted. The Company does not believe that the filing of criminal charges would be warranted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

The executive officers of the Company and their ages as of March 6, 1995 are as follows:

Vicente Anido, Jr., Ph.D.          42    Corporate Vice President and President, Americas Region
Jeffrey B.  D'Eliscu               44    Corporate Vice President, Corporate Communications
Michael J. Donohoe                 52    Corporate Vice President and President, Europe Region
Richard M. Haugen                  42    Executive Vice President and Chief Operating Officer
Richard J. Hilles                  52    Corporate Vice President, Human Resources
Lester J. Kaplan, Ph.D.            44    Corporate Vice President, Research and Development
Diethart Reichardt                 52    Corporate Vice President, Optical
Jacqueline J. Schiavo              46    Corporate Vice President, Worldwide Operations
William C. Shepherd                56    President and Chief Executive Officer
Francis R. Tunney, Jr.             47    Corporate Vice President, General Counsel and Secretary
Dwight J. Yoder                    49    Vice President, Controller, Principal Accounting Officer

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Dr. Anido has been Corporate Vice President and President, Americas Region since 1993. Prior thereto, he had 18 years of experience with pharmaceutical companies. Dr. Anido was Vice President, Business Management of the U.S. Prescription Products Division of Marion Merrell Dow, Inc. from 1991 to 1993, President and General Manager (1990-1991) and Vice President, Sales & Marketing (1989-1990) of Nordic Laboratories, Inc. He also held various management positions with Marion Laboratories, Inc.

Mr. D'Eliscu has been Corporate Vice President, Corporate Communications since 1992 and was Vice President, Investor Relations and Public Communications from 1991. Mr. D'Eliscu had been Senior Director, Investor Relations of the Company from 1989 to 1991 and prior thereto, he had been Director of Business Development from 1988 and Senior Product Manager from 1985. Mr. D'Eliscu first joined the Company in 1979.

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

Mr. Reichardt has been Corporate Vice President, Optical since 1992. Prior thereto, he was Senior Vice President, Marketing/Business Development, Optical-Europe from 1991 and Senior Vice President, Northern Europe from 1983. Mr. Reichardt first joined the Company in 1972.

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

Mr. Tunney has been Corporate Vice President, General Counsel and Secretary of the Company since 1991 and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 through 1991. Mr. Tunney had served as Vice President, General Counsel and Assistant Secretary of the Company since 1986, and as Associate General Counsel of the Company since 1985. Prior thereto he was Senior International Attorney for SmithKline Beckman Corporation which he joined in 1979.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market Prices of Common Stock and Dividends" on the inside back cover of the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The table entitled "Selected Financial Data" on page 46 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Year Period Ended December 31, 1994" on pages 23-28 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, including the notes thereto, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Annual Report included on pages 44 and 45, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The section entitled "Independent Auditors" on page 20 of the Proxy Statement is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

      Information under this Item is included on pages 2-5 of the Proxy Statement and such information is incorporated herein by reference. Information with respect to executive officers is included on pages 10-12 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 11-12, and page 6, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 8-10 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The subsection entitled "Other Matters" and the section entitled "Compensation Committee Interlocks and Insider Participation" on pages 7 and 19 of the Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Index to Financial Statements
                                                                                 * Page(s) in
                                                                                 Annual Report
                                                                                 -------------
         1.   Financial Statements included in Part II of this report:

              Independent Auditors' Report                                            44

              Consolidated Balance Sheets at December 31, 1994 and
              December 31, 1993                                                       29

              Consolidated Statements of Earnings for Each of the
              Years in the Three Year Period Ended December 31, 1994                  30

              Consolidated Statements of Cash Flows for Each of the                   31
              Years in the Three Year Period Ended December 31, 1994

              Notes to Consolidated Financial Statements                              32-42

* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (and except for these pages, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is not deemed filed as part of this report).

         2.   Schedules Supporting the Consolidated Financial Statements:
                                                                                   Page in
                                                                                 This Report
                                                                                 -----------
              Independent Auditors' Report                                            21

              Schedule numbered in accordance with Rule 5-04 of Regulation S-X:

              VIII  Allowance for Doubtful Accounts................................  S-1

              All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the last quarter of 1994.

         (c)  Item 601 Exhibits

              Reference is made to the Index of Exhibits beginning at page 18 of this report.

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

Date:   March 22, 1995                  ALLERGAN, INC.


                                        By  /S/ WILLIAM C. SHEPHERD
                                           -------------------------------------
                                           William C. Shepherd
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:   March 22, 1995                             By  /S/ WILLIAM C. SHEPHERD
              --                                       -------------------------------------
                                                       William C. Shepherd
                                                       President and Chief Executive Officer


Date:   March 22,1995                              By  /S/ DWIGHT J. YODER
              --                                       -------------------------------------
                                                       Dwight J. Yoder
                                                       Vice President and Controller
                                                       (Principal Accounting Officer)


Date:   March 22, 1995                             By  /S/ HERBERT W. BOYER
              --                                       -------------------------------------
                                                       Herbert W. Boyer, Ph.D., Director


Date:   March 22, 1995                             By  /S/ TAMARA J. ERICKSON
              --                                       -------------------------------------
                                                       Tamara J. Erickson Director


Date:   March 22, 1995                             By  /S/ HANDEL E. EVANS
              --                                       -------------------------------------
                                                       Handel E. Evans, Director


Date:   March 22, 1995                             By  /S/ WILLIAM R. GRANT
              --                                       -------------------------------------
                                                       William R. Grant, Director


Date:   March 22, 1995                             By  /S/ HOWARD E. GREENE, JR
              --                                       -------------------------------------
                                                       Howard E. Greene, Jr., Director


Date:   March 22, 1995                             By  /S/ RICHARD M. HAUGEN
              --                                       -------------------------------------
                                                       Richard M. Haugen, Director


Date:   March 22, 1995                             By  /S/ GAVIN S. HERBERT
              --                                       -------------------------------------
                                                       Gavin S. Herbert
                                                       Chairman of the Board


Date:   March 22, 1995                             By  /S/ LESTER J. KAPLAN
              --                                       -------------------------------------
                                                       Lester J. Kaplan, Ph. D., Director


Date:   March 22,1995                              By  /S/ LESLIE G. MCCRAW
              --                                       -------------------------------------
                                                       Leslie G. McCraw, Director


Date:   March 22, 1995                             By  /S/ LOUIS T. ROSSO
              --                                       -------------------------------------
                                                       Louis T. Rosso, Director


Date:   March 22, 1995                             By  /S/ LEONARD D. SCHAFFER
              --                                       -------------------------------------
                                                       Leonard D. Schaeffer, Director


Date:   March 22, 1995                             By  /S/ HENRY WENDT
              --                                       -------------------------------------
                                                       Henry Wendt, Director

                               INDEX OF EXHIBITS


                                                                                     SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                       DESCRIPTION                                             PAGE
- ------                       -----------                                             ------------
   3.1     Restated Certificate of Incorporation of the Company as
           filed with the State of Delaware on May 22, 1989
           (incorporated by reference to Exhibit 3.1 to Registration
           Statement on Form S-1 No. 33-28855, filed May 24, 1989)  . . . . . . . .

   3.2     Bylaws of the Company (incorporated by reference to
           Exhibit 3 to Form 8-K filed March 3, 1994) . . . . . . . . . . . . . . .

   4.1     Certificate of Designation, Preferences and Rights of
           Series A  Participating Preferred Stock as filed with the
           State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1
           No. 33-28855, filed May 24, 1989)  . . . . . . . . . . . . . . . . . . .

   4.2     Rights Agreement, dated as of May 18, 1989, between
           Allergan, Inc. and First Chicago Trust Company of
           New York (as successor Rights Agent to Morgan Shareholder
           Services Trust Company (incorporated by reference to
           Exhibit 4.2 to Registration Statement on Form S-1
           No. 33-28855, filed May 24, 1989)  . . . . . . . . . . . . . . . . . . .

   4.3     Amendment to Rights Agreement, dated as of September 28, 1993 between Allergan, Inc. and First Chicago Trust Company of
           New York (as successor Rights Agent to Morgan Shareholder
           Services Trust Company) (incorporated by reference to Exhibit 4 to Form 8-K, filed March 3, 1994)  . . . . . . . . . . . . . . . . . . .

  10.1     Form of director and executive officer Indemnity Agreement
           (incorporated by reference to Exhibit 10.4 to the
           Company's Report on Form 10-K for the Fiscal Year ended
           December 31, 1992) . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.2     Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit A to the
           Company's Proxy Statement dated March 17, 1994, filed in definitive form on March 16, 1994)  . . . . . . . . . . . . . . . . . . . . . . . .

  10.3     Allergan, Inc. Deferred Directors' Fee Program (incorporated by reference to Exhibit 10.6 to the Company's Report on Form
           10-K for the Fiscal Year ended December 31, 1991)  . . . . . . . . . . .

  10.4     Allergan, Inc. 1989 Incentive Compensation Plan , as
           amended April 1992 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended
           March 31, 1992)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.5     Restated Allergan, Inc. Employee Stock Ownership Plan ("ESOP")
           (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30, 1993)  . . . . . . . . . . .

                               INDEX OF EXHIBITS


                                                                                     SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                       DESCRIPTION                                             PAGE
- ------                       -----------                                             ------------
  10.6     Restated Allergan, Inc. Savings and Investment Plan
           (incorporated by reference to Exhibit 10.2 to the
           Company's Report on Form 10-Q for the Quarter
           ended June 30, 1993) . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.7     Form of Allergan change in control severance agreement
           (replaces the document filed as Exhibit 10.8 to
           Registration Statement on Form S-1 No. 33-28855)
           (incorporated by reference to Exhibit 10.13 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989) . . . . . . . . . . . . . . . . . . . . . . . .

  10.8     Credit Agreement dated as of December 22, 1993 among
           the Company, the Banks Listed Therein, Morgan Guaranty
           Trust Company of New York, as Agent and Bank of America
           National Trust and Savings Association, as Co-Agent in the original aggregate principal amount of $150,000,000 (the "Credit Agreement")
           (incorporated by reference to Exhibit 10.8 to the Company's Report on
           Form 10-K for the fiscal year ended December 31, 1993) . . . . . . . . .

  10.9     Amendment No. 1 to the Credit Agreement dated as of September 30, 1994 increasing the aggregate principal amount to $225,000,000  . . . . . . .

  10.10    Restated Allergan, Inc. Pension Plan ("Pension Plan) (incorporated by reference to Exhibit 10.3 to the Company's Report on
           Form 10-Q for the Quarter ended June 30, 1993) . . . . . . . . . . . . .

  10.11    Allergan, Inc. Supplemental Retirement Income Plan
           (incorporated by reference to Exhibit 10.16 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989) . . . . . . . . . . . . . . . . . . . . . . . .

  10.12    Allergan, Inc. Supplemental Executive Benefit Plan
           (incorporated by reference to Exhibit 10.17 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989) . . . . . . . . . . . . . . . . . . . . . . . .

  10.13    Allergan, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for
           the Quarter ended June 30, 1993) . . . . . . . . . . . . . . . . . . . .

  10.14    Distribution Agreement dated March 4, 1994 between Allergan, Inc.
           and Merrill Lynch & Co. and J.P. Morgan Securities Inc (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the
           fiscal year ended December 31, 1993) . . . . . . . . . . . . . . . . . .

  10.15    Allergan, Inc. Executive Deferred Compensation Plan
           dated as of January 1, 1995  . . . . . . . . . . . . . . . . . . . . . .

                               INDEX OF EXHIBITS


                                                                                     SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                       DESCRIPTION                                             PAGE
- ------                       -----------                                             ------------
  11       Statement re Computation of Earnings Per Share . . . . . . . . . . . . .

  13       The Company's Annual Report to Shareholders for the
           fiscal year ended December 31, 1994 (with the exception
           of the information incorporated by reference into
           Items 5, 6, 7, 8 and 14 of this report, the Annual Report to
           Shareholders is not deemed to be filed as part of this report) . . . . .

  21       List of Subsidiaries of the Company  . . . . . . . . . . . . . . . . . .

  23       Consent of KPMG Peat Marwick to the incorporation
           of their reports herein to Registration Statements
           Nos. 33-29528, 33-29527, 33-44770, 33-48908 and 33-66874 . . . . . . . .
  27       Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . .


                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Allergan, Inc.:

Under date of January 23, 1995, we reported on the consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in note 8 to the consolidated financial statement, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," in 1992.


                                                           KPMG PEAT MARWICK LLP

Costa Mesa, California
January 23, 1995

                                                                   SCHEDULE VIII


                                 ALLERGAN, INC.

                        Allowance for Doubtful Accounts

                  Years Ended December 31, 1994, 1993 and 1992

                             (Dollars in millions)




                                Balance at                                                         Balance
                                 Beginning                                                         at End
                                  of Year              Additions              Deductions           of Year
                                ==========             =========              ==========           =======
         1994                      $5.8                   $3.5(a)                $2.1(b)             $7.2
                                   ====                   ====                   ====                ====



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