Form 10-Q
period 1995-03-31
ALLERGAN INC
filed 1995-05-12
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

_____________________________________________________________________________

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995 ............................

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

_____________________________________________________________________________



FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
MARCH 31, 1995                                              1-10269

                                 ALLERGAN, INC.

A DELAWARE CORPORATION                           IRS EMPLOYER IDENTIFICATION
                                                          95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

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

 (1)   X   yes        no
     -----      -----
 (2)   X   yes        no
     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 28, 1995 there were 64,105,816 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


                                     INDEX



                                                                            Page
 PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months Ended March 31, 1995 and 1994
                (B)      Consolidated Balance Sheets -                         4
                         March 31, 1995 and December 31, 1994
                (C)      Consolidated Statements of Cash Flows -               5
                         Three Months Ended March 31, 1995 and 1994
                (D)      Notes to Consolidated Financial Statements          6-7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           8-10

PART II - OTHER INFORMATION

   ITEM 1                                                                     11
   ITEM 4                                                                     11
   ITEM 6                                                                     12
Signature                                                                     13

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                1995            1994
                                                ----            ----
Net Sales                                      $228.3          $210.1

Operating costs and expenses:
   Cost of sales                                 71.1            63.5
   Selling, general and
    administrative                              103.5            86.3
   Research and development                      25.6            26.9
                                               ------          ------
                                                200.2           176.7
                                               ------          ------

Operating income                                 28.1            33.4

Nonoperating income (expense):
   Interest income                                3.1             1.7
   Interest expense                              (2.3)           (2.3)
   Other, net                                     2.4            (0.3)
                                               ------          ------
                                                  3.2            (0.9)
                                               ------          ------

Earnings from continuing operations
  before income taxes and
  minority interest                              31.3            32.5

Provision for income taxes                        9.2             9.6

Minority interest                                 0.4             0.7
                                               ------          ------

Net Earnings                                   $ 21.7          $ 22.2
                                               ======          ======

Net Earnings Per Common Share                  $ 0.34          $ 0.35
                                               ======          ======

Weighted Average Common
  Shares Outstanding                             64.5            64.0


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                March 31,  December 31,
                                                  1995         1994
                                                ---------  ------------
                              ASSETS
Current assets:
     Cash and equivalents                       $   97.8     $  130.7
     Trade receivables, net                        177.8        179.7
     Inventories                                   101.6         96.8
     Other current assets                           85.0         78.3
                                                --------     --------
           Total current assets                    462.2        485.5
Investments and other assets                       148.4        133.4
Property, plant and equipment, net                 317.1        314.8
Goodwill and intangibles, net                      143.0        126.1
                                                --------     --------

           Total assets                         $1,070.7     $1,059.8
                                                ========     ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                              $   47.1     $   48.6
     Accounts payable                               44.8         59.9
     Accrued expenses                              133.0        148.7
     Income taxes                                   40.5         66.5
                                                --------     --------
           Total current liabilities               265.4        323.7
Long-term debt                                     130.4         83.7
Other liabilities                                   40.3         38.5

Commitments and contingencies

Minority interest                                   15.5         10.6

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
       5,000,000 shares; none issued                  --           --
     Common stock, $.01 par value; authorized
       150,000,000 shares; issued 67,372,000
       and 67,387,000 shares                         0.7          0.7
     Additional paid-in capital                    198.5        196.7
     Foreign currency translation
       adjustment                                    1.1          4.2
     Investment market value adjustment             (3.9)          --
     Retained earnings                             499.4        485.3
                                                --------     --------
                                                   695.8        686.9

     Less - treasury stock, at cost
     (3,417,000 and 3,724,000 shares)              (76.7)       (83.6)
                                                --------     --------
           Total stockholders' equity              619.1        603.3
                                                --------     --------

           Total liabilities and
           stockholders' equity                 $1,070.7     $1,059.8
                                                ========     ========

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
 (In millions)

                                                      Three months
                                                    ended March 31,
                                                 ---------------------
                                                  1995           1994
                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                $  21.7      $  22.2
     Non-cash items included in net earnings:
           Depreciation and amortization            13.3         11.6
           Amortization of prepaid royalties         2.1          0.0
           Deferred income taxes                    (0.4)        (0.1)
           Loss on sale of assets                    0.7          0.8
           Expense of compensation plans             0.5          1.1
           Minority interest                         0.4          0.6
     Changes in assets and liabilities:
           Trade receivables                         4.9          0.9
           Inventories                              (3.2)        (2.5)
           Accounts payable                        (15.3)       (18.5)
           Accrued liabilities                     (18.0)       (14.6)
           Income taxes                            (26.0)        (2.8)
           Other                                    (9.7)        (1.6)
                                                  ------       ------
           Net cash provided by/(used in)
             operating activities                  (29.0)        (2.9)
                                                  ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment    (10.0)        (7.1)
     Disposals of property, plant and equipment      0.6          0.2
     Prepayment of royalties                       (14.6)         0.0
     Acquisitions of businesses                    (18.3)         0.0
     Other, net                                     (5.5)        (2.4)
                                                  ------       ------
           Net cash used in investing activities   (47.8)        (9.3)
                                                  ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to stockholders                      (7.0)        (6.4)
     Net borrowings under
        commercial paper obligations                39.7         26.4
     Increase/(decrease) in notes payable            0.6         (0.5)
     Sale of stock to employees                      6.0          1.2
     Increase in long term debt                      3.8          0.0
     Decrease in long term debt                     (0.5)        (0.4)
     Payments to acquire treasury stock             (0.0)       (16.2)
                                                  ------       ------
           Net cash provided by/(used in)
             financing activities                   42.6          4.1
                                                  ------       ------
     Effect of exchange rates on cash and
       equivalents                                   1.3          2.3
                                                  ------       ------
     Net decrease in cash and equivalents          (32.9)        (5.8)
     Cash and equivalents at beginning of period   130.7        141.8
                                                  ------       ------
     Cash and equivalents at end of period        $ 97.8       $136.0
                                                  ======       ======

See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.   Components of inventory were:

                                                March 31,    December 31,
                                                  1995           1994
                                                ---------    ------------
                                                      (in millions)
 Finished goods                                   $ 70.9         $ 69.7
 Work in process                                    11.3            8.4
 Raw materials                                      19.4           18.7
                                                  ------         ------

     Total                                        $101.6         $ 96.8
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

5. The Company and Ligand Pharmaceuticals Incorporated (Ligand) operate a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) which is intended to function as the successor to the current joint venture between the Company and Ligand. Subject to certain conditions, Ligand will contribute $17.5 million to ALRT for a right to acquire all of the stock of ALRT at specified future dates and amounts. At the same time, the Company will contribute $50.0 million to ALRT in exchange for rights to acquire one half of all technologies and other assets, or a similar right to acquire all of the stock of ALRT if Ligand does not exercise its right. The Company will also purchase $6.0 million of Ligand common stock at the time of its contribution to ALRT. The Company will account for its $50.0 million contribution as a charge to operating expense at the time of the contribution.

Allergan, Inc.

6. On April 25, 1995 the Board of Directors declared a quarterly cash dividend of $0.12 per share, payable June 16, 1995 to stockholders of record on May 26, 1995.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

The following table compares 1995 and 1994 net sales by Product Line for the first quarter periods:

                                              Three Months
                                             Ended March 31,
                                            -----------------
Net Sales by Product Line ($ millions):      1995       1994
                                            ------     ------
Eye Care
   Pharmaceuticals                          $ 85.6     $ 89.7
   Surgical                                   40.1       27.3
   Optical Lens Care                          85.0       77.6
                                            ------     ------
                                             210.7      194.6

Skin Care                                      7.5        7.7
Botox(R)                                      10.1        7.8
                                            ------     ------

Total Net Sales                             $228.3     $210.1
                                            ======     ======

For the quarter ended March 31, 1995 total net sales increased by $18.2 million or 9% to $228.3 million as compared to the first quarter of 1994. The impact of foreign currency fluctuations for the three month period ended March 31, 1995 increased net sales by $8.1 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between the comparable quarters was 5%. These slower growth rates are, in part, a result of the highly competitive and, in certain cases, also highly regulated markets worldwide in which the company competes. The ability to increase prices has been limited by, among other reasons, governmental actions, customer demands, the introduction of competitors' innovative products and the introduction of lower cost generic products. The impact to the Company for those affected product lines is the partial loss of the ability to utilize price increases to offset the effect of inflation on costs and expenses.

For the three months ended March 31, 1995, Eye Care Pharmaceuticals sales decreased 5% from the comparable 1994 period. The decrease in net sales is primarily the result of a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase. Growth in sales has been negatively impacted by governmental pressure to restrict price increases in the United States, and governmental actions to control or reduce prices in many international markets. The largest sales volume products in this product line are glaucoma therapy products, including Betagan(R) and Propine(R) ophthalmic solutions. In 1994, the Company and major competitors introduced generic versions of levobunolol (Betagan(R)) and depivefrin (Propine(R)). The impact of this form of competition has reduced sales.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995 (Continued)

RESULTS OF OPERATIONS (Continued)

Surgical sales increased 47% in the first quarter of 1995 compared to the first quarter of 1994. For the quarter, domestic sales increased 36% while international sales increased 60%. Increases in both silicone and PMMA intraocular lens (IOL) sales, along with increased sales of phacoemulsification surgical instruments, contributed to the growth. In September 1994 the Company acquired the assets of Ioptex Research Inc., a manufacturer of PMMA IOLs. In January 1995, the Company acquired Optical Micro Systems, Inc. (OMS), a manufacturer of phacoemulsification surgical instruments. Sales of $5.5 million of Ioptex and OMS products are included in 1995 surgical net sales.
IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical Lens Care net sales of $85.0 million for the three months ended March 31, 1995 increased by 10% compared to the first quarter of 1994. Domestic sales increased by 7% while international sales increased by 10%. The sales increases in both markets were primarily the result of growth in sales of the Complete(R) brand one bottle disinfecting system. Complete(R) brand was introduced in international markets beginning in 1993, and in the United States market in June 1994.

Skin Care Pharmaceuticals first quarter 1995 sales were 3% lower than the comparable quarter in 1994. The decrease in net sales is primarily the result of a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 29% compared to 1994 to $10.1 million. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the first quarter of 1995 was 68.9% of net sales, which represents a 0.9 percentage point decrease from the 69.8% rate for the first quarter of 1994. This decrease is a result of the decreases in sales of higher margin eye care and skin care pharmaceutical products, accompanied by a strong increase in sales of lower margin surgical products. Gross margin increased over the first quarter of 1994 by $10.6 million or 7% as a result of the 9% increase in net sales offset by the 0.9 percentage point decrease in gross margin percentage.

Operating income was $28.1 million for the first quarter, a decrease of $5.3 million or 16% from the prior comparable period. The decrease was the result of a $17.2 million increase in selling, general and administrative expenses offsetting the $10.6 million increase in gross margin. The increase in selling, general and administrative expense was the result of increased promotional expenses related to Complete(R) brand and the surgical business, a one-time charge of $4.0 million as a result of a product recall, and the impact of foreign currency changes. In addition, research and development expense decreased by $1.3 million in 1995 compared to the first quarter of 1994.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995 (Continued)


RESULTS OF OPERATIONS (Continued)

Net earnings decreased by $0.5 million in the first quarter of 1995 to $21.7 million compared to $22.2 million for the first quarter of 1994. The decrease in operating income of $5.3 million was offset by an increase in non-operating income of $4.1 million compared to 1994. The increase in non-operating income included realization of interest on a note, an increase in royalty income, and a decrease in currency losses in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the Company had no borrowings against its bank credit facility. This facility allows for borrowings of up to $225 million on a revolving basis through September 1999. Borrowings under the credit facility are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of March 31, 1995, the Company had commercial paper borrowings of $82.5 million including $52.5 million classified as long- term debt.

The net cash used by operating activities for the three months ended March 31, 1995 was $29.0 million compared with cash used by operating activities of $2.9 million for the respective 1994 period. Operating cash flow in 1995 was decreased as a result of a significant reduction in income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $10.0 million in new facilities and equipment during the three months ended March 31, 1995 compared to $7.1 million during the same period in 1994.

Cash provided by financing activities was $42.6 million in the three months ended March 31, 1995 compared to $4.1 million cash provided by financing activities in 1994. The amounts are net of dividend outflows of $7.0 million in 1995 and $6.4 million in 1994. The 1994 amount is also net of a $16.2 million outflow for purchases of treasury stock.

Allergan, Inc.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

   The registrant and its subsidiaries are involved in various litigation and claims arising in the normal course of business which Allergan considers to be normal in view of the size and nature of its business. Although the ultimate outcome of pending litigation cannot be precisely ascertained at this time, Allergan believes that any liability resulting from the aggregate amount of uninsured damages for outstanding lawsuits and claims will not have a material adverse effect on its consolidated financial position. However, in view of the unpredictable nature of litigation, no assurances can be given in this regard.

   The registrant, in cooperation with regulatory authorities in Puerto Rico, is evaluating and implementing operational improvements to the wastewater treatment system at the registrant's Hormigueros facility. These improvements, which will reduce the ecological impact of the registrant's operations, will not have a material adverse impact on the registrant's business.

   In October 1993, the registrant disclosed to the U.S. Department of Commerce Office of Export Enforcement (the "Commerce Department") that it had been shipping its medicine, Botox(R) purified neurotoxin complex, under general license authority to various foreign countries in the period since July 15, 1992, when the active ingredient in Botox(R), an attenuated form of botulinum toxin, was reclassified to require validated export licensing. It is the registrant's position that the reclassification did not and could not apply to medicines, such as Botox(R), that are exempt from validated export licensing by statute and that have no potential application as biological warfare agents or other undesired uses. After conducting a field investigation, in which the registrant cooperated, the Commerce Department advised the registrant in the first quarter of 1995 that it did not agree with the registrant's position regarding the export classification of Botox(R) and that it had referred the case to the office of the U.S. Attorney in order to determine whether criminal charges might be warranted. The registrant does not believe that the filing of criminal charges would be warranted.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the registrant was held on April 25, 1995 at which four directors, constituting all of the Class III directors, were re-elected to serve on the Board of Directors for a three year term until the annual meeting of stockholders to be held in 1998. The names of the persons elected as directors are as follows:

                                Handel E. Evans
                                Gavin S. Herbert
                                Leslie G. McCraw
                                  Henry Wendt

Allergan, Inc.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)

     The terms of the following directors continued after the meeting:


                         Class I (term expires in 1996)
                         ------------------------------

                             Howard E. Greene, Jr.
                               Richard M. Haugen
                                Lester J. Kaplan
                              Leonard D. Schaeffer


                        Class II (term expires in 1997)
                        -------------------------------

                                Herbert W. Boyer
                               Tamara J. Erickson
                                William R. Grant
                                 Louis T. Rosso
                              William C. Shepherd

        A summary of the voting follows:

Directors                  For            Withheld
- ---------                  ---            --------
Handel E. Evans         53,794,130         299,969
Gavin S. Herbert        53,776,515         317,584
Leslie G. McCraw        53,791,284         302,815
Henry Wendt             53,690,751         403,348

    No other matters were voted on.

Item 6.  Exhibits and Reports on Form 8-K

         - Exhibits
               (numbered in accordance with Item 601 of Regulation S-K)

               (10.1) Restated Allergan, Inc. Employee Stock Ownership Plan

               (10.2) Restated Allergan, Inc. Savings and Investment Plan

               (10.3) Restated Allergan, Inc. Pension Plan

               (10.4) First Amendment to the Restated Allergan, Inc.
                       Pension Plan

               (10.5) Allergan, Inc. Management Bonus Plan

               (11)   Statement re Computation of Per Share Earnings

               (27)   Financial Data Schedule

         - Reports on Form 8-K.  None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 1995                        ALLERGAN, INC.



                                          /s/ Dwight J. Yoder
                                          -----------------------------------
                                          Dwight J. Yoder
                                          Vice President, Controller and
                                          Principal Accounting Officer