Form 10-Q
period 1995-06-30
ALLERGAN INC
filed 1995-08-11
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


______________________________________________________________________________
 (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995.........................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

______________________________________________________________________________


 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 JUNE 30, 1995                                            1-10269

                                 ALLERGAN, INC.

 A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                       95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

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

As of July 31, 1995 there were 64,278,789 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                     INDEX



                                                                            Page
 PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months and Six Months Ended
                         June 30, 1995 and 1994
                (B)      Consolidated Balance Sheets -                         4
                         June 30, 1995 and December 31, 1994
                (C)      Consolidated Statements of Cash Flows -               5
                         Six Months Ended June 30, 1995 and 1994
                (D)      Notes to Consolidated Financial Statements          6-7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                     8-11

 PART II - OTHER INFORMATION

     ITEM 5                                                                   12
     ITEM 6                                                                   12

 Signature                                                                    13

 Exhibits

 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)

                                                      Three months         Six months
                                                     ended June 30,      ended June 30,
                                                     ---------------     ---------------
                                                      1995     1994       1995     1994
                                                     ------   ------     ------   ------
Net Sales                                            $262.2   $224.7     $490.5   $434.8

 Operating costs and expenses:
     Cost of sales                                     81.7     67.4      152.8    130.9
     Selling, general and
      administrative                                  116.4     96.1      219.9    182.4
     Research and development                          26.4     26.9       52.0     53.8
     Contribution to ALRT                              50.0       --       50.0       --
                                                     ------   ------     ------   ------
                                                      274.5    190.4      474.7    367.1
                                                     ------   ------     ------   ------

 Operating income (loss)                              (12.3)    34.3       15.8     67.7

 Nonoperating income (expense):
     Interest income                                    1.9      2.0        5.0      3.7
     Interest expense                                  (3.2)    (2.7)      (5.5)    (5.0)
     Other, net                                         2.4      0.6        4.8      0.3
                                                     ------   ------     ------   ------
                                                        1.1     (0.1)       4.3     (1.0)
                                                     ------   ------     ------   ------

 Earnings (loss) from operations
   before income taxes and
   minority interest                                  (11.2)    34.2       20.1     66.7

 Provision for income taxes                            11.4     10.2       20.6     19.8

 Minority interest                                      0.4      0.5        0.8      1.2
                                                     ------   ------     ------   ------

 Net Earnings (Loss)                                 $(23.0)  $ 23.5     $(1.3)   $ 45.7
                                                     ======   ======     ======   ======

 Net Earnings (Loss) Per Common Share                $(0.36)  $ 0.37     $(0.02)  $  0.72
                                                     ======   ======     ======   =======

 Weighted Average Common
   Shares Outstanding                                  64.1     63.5     64.0        63.8





 See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Balance Sheets
 (In millions, except share data)

                                                    June 30,     December 31,
                                                      1995           1994
                                                  -------------  ------------
                             ASSETS
Current assets:
        Cash and equivalents                        $   98.6      $  130.7
        Trade receivables, net                         198.1         179.7
        Inventories                                    106.0          96.8
        Other current assets                            88.4          78.3
                                                    --------      --------
                Total current assets                   491.1         485.5
Investments and other assets                           168.8         133.4
Property, plant and equipment, net                     326.6         314.8
Goodwill and intangibles, net                          176.1         126.1
                                                    --------      --------

                Total assets                        $1,162.6      $1,059.8
                                                    ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                               $   45.6      $   48.6
        Accounts payable                                53.5          59.9
        Accrued expenses                               139.2         148.7
        Income taxes                                    27.4          66.5
                                                    --------      --------
                Total current liabilities              265.7         323.7
 Long-term debt                                        240.0          83.7
 Other liabilities                                      40.9          38.5

 Commitments and contingencies

 Minority interest                                      17.1          10.6

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized       --            --
         5,000,000 shares; none issued
        Common stock, $.01 par value; authorized
         150,000,000 shares; issued 67,336,000
         and 67,387,000 shares                           0.7           0.7
        Additional paid-in capital                     196.5         196.7
        Foreign currency translation
          adjustment                                     4.4           4.2
        Investment market value adjustment              (1.4)           --
        Retained earnings                              469.2         485.3
                                                    --------      --------
                                                       669.4         686.9

        Less - treasury stock, at cost
          (3,147,000 and 3,724,000 shares)             (70.5)        (83.6)
                                                    --------      --------
                Total stockholders' equity             598.9         603.3
                                                    --------      --------

                Total liabilities and
                 stockholders' equity               $1,162.6      $1,059.8
                                                    ========      ========

 See accompanying notes to consolidated financial statements.

 Allergan, Inc.


 Consolidated Statements of Cash Flows
 (In millions)

                                                             Six months
                                                           ended June 30,
                                                           --------------
                                                            1995    1994
                                                           -----    -----
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                                $(1.3)   $45.7
        Non-cash items included in net earnings:
                Depreciation and amortization               29.0     22.5
                Amortization of prepaid royalties            4.6      2.1
                Deferred income taxes                        0.1     (0.3)
                Loss on sale of assets                       1.1      1.5
                Expense of compensation plans                1.9      2.7
                Minority interest                            0.8      1.2
        Changes in assets and liabilities:
                Trade receivables                          (11.1)    (3.4)
                Inventories                                 (5.5)    (3.0)
                Accounts payable                            (7.5)   (16.1)
                Accrued liabilities                        (15.6)   (11.2)
                Income taxes                               (38.9)     1.4
                Other                                      (15.8)    (5.4)
                                                          ------   ------

                Net cash provided by/(used in)
                  operating activities                     (58.2)    37.7
                                                          ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment         (25.6)   (19.4)
        Disposals of property, plant and equipment           0.3      0.4
        Prepayments of royalties                           (14.6)    (5.5)
        Acquisitions of businesses                         (63.6)      --
        Other, net                                         (17.5)    (9.3)
                                                          ------   ------

                Net cash used in investing activities     (121.0)   (33.8)
                                                          ------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                          (14.6)   (12.7)
        Net borrowings under commercial paper obligations   87.8     22.5
        Increase/(decrease) in notes payable                (0.9)     0.9
        Sale of stock to employees                           8.8      2.6
        Proceeds from long term debt                        66.1       --
        Repayments of long term debt                        (6.5)    (0.9)
        Payments to acquire treasury stock                    --    (21.6)
                                                          ------   ------

                Net cash provided by/(used in)
                  financing activities                     140.7     (9.2)
                                                          ------   ------

        Effect of exchange rates on cash and
          equivalents                                        6.4      3.4
                                                          ------   ------

        Net decrease in cash and equivalents               (32.1)    (1.9)

        Cash and equivalents at beginning of period        130.7    141.8
                                                          ------   ------

        Cash and equivalents at end of period             $ 98.6   $139.9
                                                          ======   ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.              Components of inventory were:

                                      June 30,                    December 31,
                                        1995                          1994
                                      --------                    ------------
                                                  (in millions)
 Finished goods                        $ 72.0                        $ 69.7
 Work in process                         13.6                           8.4
 Raw materials                           20.4                          18.7
                                       ------                        ------

        Total                          $106.0                        $ 96.8
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

5. The Company and Ligand Pharmaceuticals Incorporated (Ligand) operated a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc.
(ALRT) to function as the successor to the joint venture between the Company and Ligand. During the quarter ended June 30, 1995, ALRT raised $32.5 million in a public offering of units consisting of shares of ALRT stock and Ligand warrants. At the completion of the offering in June 1995, Ligand contributed $17.5 million to ALRT for a right to acquire all of the stock of ALRT at specified future dates and amounts. At the same time, the Company contributed $50.0 million to ALRT in exchange for rights to acquire one half of all technologies and other assets in the event Ligand exercises its right to acquire all of the stock of ALRT, or a similar right to acquire all of the stock of ALRT if Ligand does not exercise its right. The Company also purchased $6.0 million of Ligand

Allergan, Inc.

common stock at the time of its contribution to ALRT. The Company accounted for its $50.0 million contribution as a charge to operating expense at the time of the contribution.

6. On July 25, 1995 the Board of Directors declared a quarterly cash dividend of $0.12 per share, payable September 15, 1995 to stockholders of record on August 25, 1995.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

The following table compares 1995 and 1994 net sales by Product Line for the second quarter and year-to-date periods:

                                        Three Months              Six Months
                                       Ended June 30,           Ended June 30,
                                      ----------------        ------------------
                                                    (in millions)
Net Sales by Product Line:             1995      1994          1995        1994
                                      ------    ------        ------      ------
Eye Care
    Pharmaceuticals                   $ 99.3    $ 92.2        $184.9      $181.9
    Surgical                            48.4      33.9          88.5        61.2
    Optical Lens Care                   93.6      81.8         178.6       159.4
                                      ------    ------        ------      ------
                                       241.3     207.9         452.0       402.5
Skin Care                                8.8       8.1          16.3        15.8
Botox(R)                                12.1       8.7          22.2        16.5
                                      ------    ------        ------      ------

Total Net Sales                       $262.2    $224.7        $490.5      $434.8
                                      ======    ======        ======      ======

For the quarter ended June 30, 1995 total net sales increased 17% to $262.2 million as compared to the second quarter of 1994. Net sales for the six months ended June 30, 1995 were $490.5 million, or 13% greater than the comparable 1994 amount. The impact of foreign currency fluctuations for the three month period ended June 30, 1995 increased sales by $13.6 million over the prior comparable period. For the six months ended June 30, 1995, the impact of foreign currency fluctuations increased sales by $21.7 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between comparable periods was 11% for the second quarter and 8% for the six months ended June 30, 1995. These sales growth rates are affected, in part, by the highly competitive and, in certain cases, also highly regulated markets worldwide in which the Company competes. The ability to increase prices has been limited by, among other reasons, governmental actions, customer demands, the introduction of competitors' innovative products and the introduction of lower cost generic products. An impact to the Company for those affected product lines is the partial loss of the ability to utilize price increases to offset the effect of inflation on costs and expenses.

For the three months ended June 30, 1995, Eye Care Pharmaceuticals sales increased 8% over the comparable 1994 period. For the six months ended June 30, 1995, such sales increased by 2% over the comparable 1994 period. Growth in sales has been negatively impacted primarily as a result of a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase. Sales growth has also been negatively impacted by governmental pressure to restrict price increases in the United States, governmental actions to control or reduce prices in many international markets, customer demands and the introduction of lower cost generic products. The largest sales volume products in this product line are glaucoma therapy products, including Betagan(R) and Propine(R) ophthalmic solutions. In 1994, the Company and major competitors introduced generic versions of Betagan(R) (levobunolol) and Propine(R) (dipivefrin). The impact of this form of competition has reduced sales.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995 (Continued)

RESULTS OF OPERATIONS (Continued)

Surgical sales increased 43% in the second quarter of 1995 compared to the second quarter of 1994. For the first six months of 1995, surgical sales were 45% greater than the comparable period in 1994. For the second quarter, domestic sales increased 29% while international sales increased 59% over the prior comparable quarter. For the six month period ended June 30, 1995, domestic sales increased 32% and international sales increased 60% compared to the first six months of 1994. Increases in both silicone and PMMA intraocular lens (IOLs) sales, along with increased sales of phacoemulsification surgical instruments, contributed to the growth. In September 1994 the Company acquired the assets of Ioptex Research Inc., a manufacturer of PMMA IOLs. In January 1995, the Company acquired Optical Micro Systems, Inc. (OMS), a manufacturer of phacoemulsification surgical instruments. Sales of $6.7 million in the second quarter and $12.1 million for the first six months of 1995 of Ioptex and OMS products are included in 1995 surgical net sales. IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical lens care sales of $93.6 million for the three months ended June 30, 1995 were 14% higher than the second quarter of 1994. Sales for the six months ended June 30, 1995 of $178.6 million increased by 12% compared to 1994 sales. Domestic optical sales increased by 9% in the second quarter and by 8% in the first six months of 1995 compared to comparable 1994 amounts. Optical sales in international markets increased by 16% in the second quarter and 14% in the first six months of 1995 compared to comparable 1994 results. The sales increases in both markets were primarily the result of growth in sales of the Complete(R) brand one bottle disinfecting system. Complete(R) brand was introduced in international markets beginning in 1993, and in the United States market in June 1994.

Skin Care Pharmaceuticals second quarter 1995 sales were 9% higher than the comparable quarter in 1994. Sales for the six months ended June 30, 1995 were 3% higher than the comparable period in 1994. Sales growth in both periods was primarily the result of growth in sales of Elimite(R) cream. During the first six months of 1995, growth in net sales was negatively impacted by a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 39% in the second quarter and 35% in the first six months of 1995 compared to 1994 results. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the second quarter of 1995 was 68.8% of net sales, which represents a 1.2 percentage point decrease from the second quarter of 1994. The gross margin percentage for the six months ended June 30, 1995 was 68.8% representing a 1.1 percentage point decrease from the comparable 1994 percentage. These decreases are a result of, among other things, the net unfavorable impact of pressures on certain unit average selling prices and product mix shifts. Gross margin increased in the second quarter of 1995 and for the first six months of 1995 over 1994 periods as a result of increases in net sales offset by the decreases in gross margin percentage.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995 (Continued)

RESULTS OF OPERATIONS (Continued)

Operating income was a loss of $12.3 million for the second quarter and income of $15.8 million for the six months ended June 30, 1995. Results for the second quarter include a charge of $50.0 million for a contribution to a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc.
(ALRT). Excluding the impact of the charge, operating income was $37.7 million for the second quarter and $65.8 million for the six months ended June 30, 1995. The second quarter amount of $37.7 million represents a 10% increase while the six month result of $65.8 million reflects a 3% decrease in operating income compared to 1994 results. The increase in the second quarter was the result of increased gross margin from increased sales, favorable impact of foreign currency changes, and a decrease in research and development, offset by an increase in selling, general and administrative expense. Research and development costs were reduced by $1.8 million in the second quarter as costs of retinoid research incurred in the first quarter were recovered from ALRT. For the six month period, the decrease in operating income was the result of an increase in selling, general and administrative expense offsetting an increase in gross margin. Selling, general and administrative expense includes a one-time charge of $4.0 million as a result of a product recall. The increases in selling, general and administrative expense in 1995 were also the result of promotional expenses related to Complete(R) brand and the surgical business, and the impact of foreign currency changes.

The Company incurred a net loss of $23.0 million for the second quarter and a $1.3 million loss for the six months ended June 30, 1995. Such amounts include the $50.0 million charge for the contribution to ALRT. Excluding such charge, net earnings for the second quarter were $27.0 million compared to $23.5 million in 1994, and for the six months ended June 30, 1995, net earnings were $48.7 million compared to $45.7 million in 1994. Net earnings, excluding the $50.0 million charge, increased in the second quarter as a result of the increase in operating income and currency exchange gains included in non-operating income. For the six months ended June 30, 1995, net earnings, excluding the $50.0 million charge, increased as a result of an increase in non-operating income offsetting the decrease in operating income.
Non-operating income increased as a result of currency exchange gains, an increase in royalty income and realization of interest on a note.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company had no borrowings against its bank credit facility. This facility allows for borrowings of up to $225 million on a revolving basis through September 1999. Borrowings under the credit facility are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of June 30, 1995, the Company had commercial paper borrowings of $131 million including $101 million classified as long-term debt.

The net cash used in operating activities for the six months ended June 30, 1995 was $58.2 million compared with $37.7 million provided by operating activities for the respective 1994 period. Operating cash flow in 1995 was reduced primarily by the $50 million charge for the contribution to ALRT.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995 (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

In addition, operating cash flow in 1995 was decreased as a result of a significant reduction in income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $25.6 million in new facilities and equipment during the six months ended June 30, 1995 compared to $19.4 million during the same period in 1994. In 1995, the Company invested $63.6 million in the acquisition of businesses including OMS and a pharmaceutical business in Brazil.

Cash provided by financing activities was $140.7 million in the six months ended June 30, 1995 compared to $9.2 million cash used in financing activities in 1994. The amounts include dividend outflows of $14.6 million in 1995 and $12.7 million in 1994. The 1995 amount includes proceeds from commercial paper and long-term debt to provide cash to fund acquisitions of businesses, the contribution to ALRT, and prepayments of royalties. The 1994 amount also includes $21.6 million outflow for purchases of treasury stock.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5.         Other Information.

        None.

Item 6.         Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

               3    Bylaws of the Company
              11    Statement re Computation of Per Share Earnings
              27    Financial Data Schedule

        - Reports on Form 8-K.  None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 10, 1995                   ALLERGAN, INC.



                                          /s/ A. J. Moyer
                                          ----------------------------
                                          A. J. Moyer
                                          Corporate Vice President and
                                          Chief Financial Officer