Form 10-Q
period 1995-09-30
ALLERGAN INC
filed 1995-11-14
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


______________________________________________________________________________
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.............................

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

______________________________________________________________________________


FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
SEPTEMBER 30, 1995                                       1-10269

                                 ALLERGAN, INC.

A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                    95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

                         TELEPHONE NUMBER  714/246-4500


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

As of October 31, 1995 there were 64,468,472 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX



                                                                            Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        (A)     Consolidated Statements of Earnings -                          3
                Three Months and Nine Months Ended
                September 30, 1995 and 1994
        (B)     Consolidated Balance Sheets -                                  4
                September 30, 1995 and December 31, 1994
        (C)     Consolidated Statements of Cash Flows -                        5
                Nine Months Ended September 30, 1995 and 1994
        (D)     Notes to Consolidated Financial Statements                   6-7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            8-11

PART II - OTHER INFORMATION

    ITEM 1                                                                    12
    ITEM 5                                                                    12
    ITEM 6                                                                    14

Signature                                                                     15

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                                Three months                       Nine months
                                                             ended September 30,               ended September 30,
                                                           -----------------------           -----------------------
                                                            1995             1994             1995             1994
                                                           ------           ------           ------           ------
Net Sales                                                  $273.6           $242.2           $764.1           $677.0

Operating costs and expenses:
           Cost of sales                                     83.6             74.9            236.4            205.8
           Selling, general and
             administrative                                 112.0             99.5            331.9            281.9
           Research and development                          27.9             26.2             79.9             80.0
           Contribution to ALRT                                --               --             50.0               --
                                                           ------           ------           ------           ------
                                                            223.5            200.6            698.2            567.7
                                                           ------           ------           ------           ------

Operating income                                             50.1             41.6             65.9            109.3

Nonoperating income (expense):
           Interest income                                    2.3              2.2              7.3              5.9
           Interest expense                                  (4.7)            (3.2)           (10.2)            (8.2)
           Other, net                                         1.2              3.4              6.0              3.7
                                                           ------           ------           ------           ------

                                                             (1.2)             2.4              3.1              1.4
                                                           ------           ------           ------           ------

Earnings from operations
  before income taxes and
  minority interest                                          48.9             44.0             69.0            110.7

Provision for income taxes                                   14.4             13.1             35.0             32.9

Minority interest                                             0.3              0.7              1.1              1.9
                                                           ------           ------           ------           ------

Net Earnings                                               $ 34.2           $ 30.2           $ 32.9           $ 75.9
                                                           ======           ======           ======           ======


Net Earnings Per Common Share                              $ 0.53           $ 0.47           $ 0.51           $ 1.19
                                                           ======           ======           ======           ======

Weighted Average Common
  Shares Outstanding                                         65.1             64.0             64.7             63.8





See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                                                September 30,            December 31,
                                                                                    1995                     1994
                                                                                -------------            ------------
                                             ASSETS
Current assets:
        Cash and equivalents                                                      $   84.6                $   130.7
        Trade receivables, net                                                       207.5                    179.7
        Inventories                                                                  112.4                     96.8
        Other current assets                                                          95.2                     78.3
                                                                                  --------                 --------
                Total current assets                                                 499.7                    485.5
Investments and other assets                                                         162.9                    133.4
Property, plant and equipment, net                                                   338.0                    314.8
Goodwill and intangibles, net                                                        223.0                    126.1
                                                                                  --------                 --------

                Total assets                                                      $1,223.6                 $1,059.8
                                                                                  ========                 ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                                             $   54.8                 $   48.6
        Accounts payable                                                              47.7                     59.9
        Accrued expenses                                                             150.9                    148.7
        Income taxes                                                                  29.3                     66.5
                                                                                  --------                 --------
                Total current liabilities                                            282.7                    323.7
Long-term debt                                                                       261.0                     83.7
Other liabilities                                                                     48.4                     38.5

Commitments and contingencies

Minority interest                                                                       --                     10.6

Stockholders' equity:
        Preferred stock, $.01 par value; authorized                                     --                       --
           5,000,000 shares; none issued
        Common stock, $.01 par value; authorized
           150,000,000 shares; issued 67,326,000
           and 67,387,000 shares                                                       0.7                      0.7
        Additional paid-in capital                                                   198.1                    196.7
        Foreign currency translation
          adjustment                                                                   1.5                      4.2
        Investment market value adjustment                                              --                       --
        Retained earnings                                                            495.5                    485.3
                                                                                  --------                 --------
                                                                                     695.8                    686.9
        Less - treasury stock, at cost
        (2,876,000 and 3,724,000 shares)                                             (64.3)                   (83.6)
                                                                                  --------                 --------
                Total stockholders' equity                                           631.5                    603.3
                                                                                  --------                 --------
                Total liabilities and
                 stockholders' equity                                             $1,223.6                 $1,059.8
                                                                                  ========                 ========

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                                                                  Nine months
                                                                                              ended September 30,
                                                                                           ------------------------
                                                                                            1995              1994
                                                                                           ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                                       $ 32.9            $ 75.9
        Non-cash items included in net earnings:
                Depreciation and amortization                                                43.6              34.8
                Amortization of prepaid royalties                                             5.4               3.8
                Deferred income taxes                                                        (0.5)             (0.4)
                Loss on sale of assets                                                        1.3               4.5
                Expense of compensation plans                                                 2.1               1.4
                Minority interest                                                             1.1               1.9
        Changes in assets and liabilities:
                Trade receivables                                                           (18.4)            (16.8)
                Inventories                                                                  (5.8)              1.1
                Accounts payable                                                            (15.5)            (16.5)
                Accrued liabilities                                                         (14.0)             (7.1)
                Income taxes                                                                (35.7)              5.0
                Other                                                                       (19.6)             (5.7)
                                                                                           ------            ------

                Net cash provided by/(used in)
                  operating activities                                                      (23.1)             81.9
                                                                                           ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                                          (39.9)            (28.9)
        Disposals of property, plant and equipment                                            0.9               0.8
        Prepayments of royalties                                                            (14.6)             (5.5)
        Acquisitions of businesses                                                         (109.5)            (16.0)
        Other, net                                                                          (32.3)            (20.7)
                                                                                           ------            ------

                Net cash used in investing activities                                      (195.4)            (70.3)
                                                                                           ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                                                           (22.2)            (19.7)
        Net borrowings under commercial paper obligations                                   112.2               9.6
        Increase in notes payable                                                             4.6               2.8
        Sale of stock to employees                                                           13.8               7.8
        Proceeds from long term debt                                                         69.0              10.0
        Repayments of long term debt                                                         (7.0)             (1.4)
        Payments to acquire treasury stock                                                     --             (21.6)
                                                                                           ------            ------

                Net cash provided by/(used in)
                  financing activities                                                      170.4             (12.5)
                                                                                           ------            ------

        Effect of exchange rates on cash and
          equivalents                                                                         2.0               5.3
                                                                                           ------            ------

        Net increase/(decrease) in cash and equivalents                                     (46.1)              4.4

        Cash and equivalents at beginning of period                                         130.7             141.8
                                                                                           ------            ------

        Cash and equivalents at end of period                                              $ 84.6            $146.2
                                                                                           ======            ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.      Components of inventory were:

                                                             September 30,                    December 31,
                                                                 1995                            1994
                                                             -------------                    ------------
                                                                             (in millions)
Finished goods                                                  $ 73.2                          $ 69.7
Work in process                                                   13.6                             8.4
Raw materials                                                     25.6                            18.7
                                                                ------                          ------
        Total                                                   $112.4                          $ 96.8
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

5. The Company and Ligand Pharmaceuticals Incorporated (Ligand) operated a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) to function as the successor to the joint venture between the Company and Ligand. During the quarter ended June 30, 1995, ALRT raised $32.5 million in a public offering of units consisting of shares of ALRT stock and Ligand warrants. At the completion of the offering in June 1995, Ligand contributed $17.5 million to ALRT for a right to acquire all of the stock of ALRT at specified future dates and amounts. At the same time, the Company contributed $50.0 million to ALRT in exchange for rights to acquire one half of all technologies and other assets in the event Ligand exercises its right to acquire all of the stock of ALRT, or a similar right to acquire all of the stock of ALRT if Ligand does not exercise its right. The Company also purchased $6.0 million of Ligand common stock at the time

Allergan, Inc.

of its contribution to ALRT. The Company accounted for its $50.0 million contribution as a charge to operating expense at the time of the contribution.

6. On October 18, 1995 the Board of Directors declared a quarterly cash dividend of $0.12 per share, payable December 8, 1995 to stockholders of record on November 17, 1995.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

The following table compares 1995 and 1994 net sales by Product Line for the third quarter and year-to-date periods:

                                                           Three Months                      Nine Months
                                                       Ended September 30,               Ended September 30,
                                                      ---------------------            ----------------------
                                                                           (in millions)
Net Sales by Product Line:                             1995            1994             1995            1994
                                                      ------          -----            ------          ------
Eye Care
   Pharmaceuticals                                    $112.3          $99.9            $297.2          $281.8
   Surgical                                             47.5           35.4             136.0            96.6
   Optical Lens Care                                    90.5           89.4             269.1           248.8
                                                      ------         ------            ------          ------
                                                       250.3          224.7             702.3           627.2

Skin Care                                               11.1            8.9              27.4            24.7
Botox(R)                                                12.2            8.6              34.4            25.1
                                                      ------         ------            ------          ------

Total Net Sales                                       $273.6         $242.2            $764.1          $677.0
                                                      ======         ======            ======          ======

For the quarter ended September 30, 1995 total net sales increased 13% to $273.6 million as compared to the third quarter of 1994. Net sales for the nine months ended September 30, 1995 were $764.1 million, or 13% greater than the comparable 1994 amount. The impact of foreign currency fluctuations for the three month period ended September 30, 1995 increased sales by $8.0 million over the prior comparable period. For the nine months ended September 30, 1995, the impact of foreign currency fluctuations increased sales by $29.7 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between comparable periods was 10% for the third quarter and 9% for the nine months ended September 30, 1995. These sales growth rates are affected, in part, by the highly competitive and, in certain cases, also highly regulated markets worldwide in which the Company competes. The ability to increase prices has been limited by, among other reasons, governmental actions, customer demands, the introduction of competitors' innovative products and the introduction of lower cost generic products. An impact to the Company for those affected product lines is the partial loss of the ability to utilize price increases to offset the effect of inflation on costs and expenses.

For the three months ended September 30, 1995, Eye Care Pharmaceuticals sales increased 12% over the comparable 1994 period. For the nine months ended September 30, 1995, such sales increased by 5% over the comparable 1994 period. During the first nine months of 1995, growth in sales has been negatively impacted primarily as a result of a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase. Sales growth has also been negatively impacted by governmental pressure to restrict price increases in the United States, governmental actions to control or reduce prices in many international markets, customer demands and the introduction of lower cost generic products. The largest sales volume products in this product line are glaucoma therapy products, including Betagan(R) and Propine(R) ophthalmic solutions. In 1994, the Company and major competitors introduced generic versions of Betagan(R) (levobunolol) and Propine(R) (dipivefrin). The impact of this form of competition has reduced sales. In June 1995, the Company acquired Laboratorios Frumtost, S.A., a manufacturer of pharmaceutical products

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995 (Continued)

RESULTS OF OPERATIONS (Continued)

in Brazil. Frumtost products contributed $8.3 million to sales in the third quarter of 1995.

Surgical sales increased 34% in the third quarter of 1995 compared to the third quarter of 1994. For the first nine months of 1995, surgical sales were 41% greater than the comparable period in 1994. For the third quarter, domestic sales increased 11% while international sales increased 65% over the prior comparable quarter. For the nine month period ended September 30, 1995, domestic sales increased 24% and international sales increased 62% compared to the first nine months of 1994. Increases in both silicone and PMMA intraocular lens (IOLs) sales, along with increased sales of phacoemulsification surgical instruments, contributed to the growth. In September 1994 the Company acquired the assets of Ioptex Research Inc., a manufacturer of PMMA IOLs. In January 1995, the Company acquired Optical Micro Systems, Inc. (OMS), a manufacturer of phacoemulsification surgical instruments. Sales of $5.6 million in the third quarter and $17.7 million for the first nine months of 1995 of Ioptex and OMS products are included in 1995 surgical net sales. IOL selling prices continue to decline in the United States and many international markets as a result of competitive pressures and governmental actions reducing reimbursement rates for cataract surgery.

Optical lens care sales of $90.5 million for the three months ended September 30, 1995 were 1% higher than the third quarter of 1994. Sales for the nine months ended September 30, 1995 of $269.1 million increased by 8% compared to 1994 sales. Domestic optical sales decreased by 4% in the third quarter and increased by 3% in the first nine months of 1995 compared to comparable 1994 amounts. Optical sales in international markets increased by 3% in the third quarter and 10% in the first nine months of 1995 compared to comparable 1994 results. The decrease in domestic sales in the third quarter of 1995 was the result of differences in timing of seasonal product promotions. The sales increases in both markets were primarily the result of growth in sales of the Complete(R) brand one bottle disinfecting system. Complete(R) brand was introduced in international markets beginning in 1993, and in the United States market in June 1994.

Skin Care Pharmaceuticals third quarter 1995 sales were 25% higher than the comparable quarter in 1994. Sales for the nine months ended September 30, 1995 were 11% higher than the comparable period in 1994. In December 1994, the Company acquired Lorsen S.A., a manufacturer of skin care products in Argentina. In July 1995, the Company acquired the assets of Herald Pharmacal, a manufacturer of skin care products in the United States. Increases in sales in 1995 were the result of these acquisitions, offset by declines in sales of other skin care products. During the first nine months of 1995, growth in net sales was negatively impacted by a decrease in wholesaler demand in the United States as a result of a late fourth quarter 1994 price increase.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 42% in the third quarter and 37% in the first nine months of 1995 compared to 1994 results. The increase was the result of strong growth in both the United States and international markets.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995 (Continued)

RESULTS OF OPERATIONS (Continued)

Allergan's gross margin percentage for the third quarter of 1995 was 69.4% of net sales, which represents a 0.3 percentage point increase from the third quarter of 1994. The gross margin percentage for the nine months ended September 30, 1995 was 69.1% representing a 0.5 percentage point decrease from the comparable 1994 percentage. The increase in gross margin percentage in the third quarter was primarily the result of product mix shifts. The decrease during the first nine months of 1995 is a result of, among other things, the net unfavorable impact of pressures on certain unit average selling prices and product mix shifts. Gross margin increased in the third quarter of 1995 and for the first nine months of 1995 over 1994 periods primarily as a result of increases in net sales.

Operating income was $50.1 million for the third quarter and $65.9 million for the nine months ended September 30, 1995. Results in 1995 for the nine month period include a charge of $50 million for a contribution to a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. (ALRT). Excluding the impact of the charge, operating income was $115.9 million for the nine months ended September 30, 1995. The third quarter amount of $50.1 million represents a 20% increase while the nine month result of $115.9 million, excluding the $50.0 million charge, reflects a 6% increase in operating income compared to 1994 results. The increases in the third quarter and the first nine months of 1995 were the result of increased gross margin from increased sales and the favorable impact of foreign currency changes, offset by an increase in selling, general and administrative expense. For the nine months ended September 30, 1995, selling, general and administrative expense includes a one-time charge of $4.0 million as a result of a product recall. The increases in selling, general and administrative expense in 1995 were also the result of acquisitions of new businesses, promotional expenses related to Complete(R) brand and the surgical business, and the impact of foreign currency changes.

Net earnings increased $4.0 million to $34.2 million for the third quarter of 1995 compared to $30.2 million for the third quarter of 1994. Net earnings were $32.9 million for the nine months ended September 30, 1995. This amount includes the $50.0 million charge for the contribution to ALRT. Excluding such charge, net earnings for the nine months ended September 30, 1995 were $82.9 million compared to $75.9 million in 1994. Net earnings increased in the third quarter as a result of the increase in operating income offset by currency exchange losses included in non-operating income, and an increase in interest expense. For the nine months ended September 30, 1995, net earnings, excluding the $50.0 million charge, increased as a result of an increase in operating and non-operating income. Non-operating income increased as a result of currency exchange gains, an increase in royalty income and realization of interest on a note.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company had no borrowings against its bank credit facility. This facility allows for borrowings of up to $225 million on a revolving basis through September 1999. Borrowings under the credit facility are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995 (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

and other customary covenants for credit facilities of a similar kind. As of September 30, 1995, the Company had commercial paper borrowings of $155 million including $125 million classified as long-term debt.

The net cash used in operating activities for the nine months ended September 30, 1995 was $23.1 million compared with $81.9 million provided by operating activities for the respective 1994 period. Operating cash flow in 1995 was reduced primarily by the $50 million charge for the contribution to ALRT. In addition, operating cash flow in 1995 was decreased as a result of a significant reduction in income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and the Company expects that they will be reinvested in operations outside the United States.

The Company invested $39.9 million in new facilities and equipment during the nine months ended September 30, 1995 compared to $28.9 million during the same period in 1994. In 1995, the Company invested $109.5 million in the acquisition of businesses including OMS, Laboratorios Frumtost, S.A., the assets of Herald Pharmacal, and the minority interest in a joint venture with Santen Pharmaceuticals.

Cash provided by financing activities was $170.4 million in the nine months ended September 30, 1995 compared to $12.5 million cash used in financing activities in 1994. The amounts include dividend outflows of $22.2 million in 1995 and $19.7 million in 1994. The 1995 amount includes proceeds from commercial paper and long-term debt to provide cash to fund acquisitions of businesses, the contribution to ALRT, and prepayments of royalties. The 1994 amount also includes $21.6 million outflow for purchases of treasury stock.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

        In October 1993, the Company disclosed to the U.S. Department of Commerce Office of Export Enforcement (the "Commerce Department") that it had been shipping its medicine, Botox(R) purified neurotoxin complex, under general license authority to various foreign countries in the period since July 15, 1992, when the active ingredient in Botox(R), an attenuated form of botulinum toxin, was reclassified to require validated export licensing. It is the Company's position that the reclassification did not and could not apply to medicines, such as Botox(R), that are exempt from validated export licensing by statute and that have no potential application as biological warfare agents or other undesired uses. After conducting a field investigation, in which the Company cooperated, the Commerce Department advised the Company in the first quarter of 1995 that it did not agree with the Company's position regarding the export classification of Botox(R) and that it had referred the case to the office of the U.S. Attorney in order to determine whether criminal charges might be warranted. In August 1995, the U.S. Attorney's office advised the Company that it had referred the matter back to the Commerce Department, without levying any formal charges, for evaluation of possible civil liability. The Company continues to cooperate in the investigation and in September 1995 Company representatives met with representatives of the Commerce Department to once again review the matter, which is now under advisement at the Department of Commerce. The Company believes that any civil penalties, to the extent they are imposed, will not have a material adverse impact on the Company's business.

Item 5.         Other Information.

Annual Meeting

        The Company's next annual stockholders' meeting will be held on Tuesday, April 23, 1996 at 10:00 A.M. at the Company's headquarters, Irvine, California.

        Nomination of Directors.

        The Restated Certificate of Incorporation of the Company provides that any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or United States mail, postage prepaid, to Francis R. Tunney, Jr., Secretary, Allergan, Inc., 2525 Dupont Drive, Irvine, CA 92715. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the address provided not less than 30 days nor more than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 40 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A

Allergan, Inc.

stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re- election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of the stockholder and (ii) the class and number of shares of the Company's stock which are beneficially owned by the stockholder on the date of such stockholder notice. The Company may require any proposed nominee to furnish such other information as may be reasonably required by the Company to determine the eligibility of such proposed nominee to serve as director of the Company.

        Other Business.

        As of the date of this Quarterly Report on Form 10-Q, management knows of two other matters that are expected to be brought before the stockholders at the Annual Meeting, namely, approval of an amendment to the 1989 Incentive Compensation Plan and approval of a bonus plan for corporate officers. With respect to any additional matters, pursuant to the Company's Restated Certificate of Incorporation only such business shall be conducted at an annual meeting of stockholders as is properly brought before the meeting. For business to be properly brought before an annual meeting by a stockholder, in addition to any other applicable requirements, timely notice of the matter must be first given to the Secretary of the Company. To be timely, written notice must be received by the Secretary no less than 30 days nor more than 60 days prior to the meeting. If less than 40 days' notice or prior public disclosure of the meeting has been given to stockholders, then notice of the proposed business matter must be received by the Secretary not later than ten days after the mailing of notice of the meeting or such public disclosure. Any notice to the Secretary must include as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the proposal desired to be brought before the meeting and the reason for conducting such business at the annual meeting, (b) the name and record address of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (c) the class and number of shares of the Company which are beneficially owned by the stockholder on the date of such stockholder notice and by other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (d) any material interest of the stockholder in such business.

Allergan, Inc.

Appointment of Chairman of the Board

        On September 26, 1995, the Board of the Directors of the Company unanimously determined that William C. Shepherd, president and chief executive officer of the Company, will assume the additional title of chairman of the board, effective January 1, 1996, when Gavin S. Herbert, currently chairman of the board, will become chairman emeritus.

Item 6.         Exhibits and Reports on Form 8-K

        -       Exhibits
                (numbered in accordance with Item 601 of Regulation S-K)

                (11)  Statement re Computation of Per Share Earnings

                (27)  Financial Data Schedules

        - Reports on Form 8-K.

                (1)   None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1995               ALLERGAN, INC.



                                       /s/ A. J. Moyer
                                       --------------------------------------
                                       A. J. Moyer
                                       Corporate Vice President and
                                       Chief Financial Officer