Form 10-K405
period 1995-12-31
ALLERGAN INC
filed 1996-03-28
CIK 850693

===============================================================================

                                    FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                           COMMISSION FILE NO. 1-10269

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

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,300,000,000 on March 4, 1996, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of March 4, 1996 - 64,705,757 shares

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendement to this Form 10-K. [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed filed as part of this Report on Form 10-K.

         Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 23, 1996, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995.

===============================================================================

                                TABLE OF CONTENTS

PART I                                                                        PAGE
Item     1.       Business...................................................    1
Item     2.       Properties.................................................   10
Item     3.       Legal Proceedings..........................................   11
Item     4.       Submission of Matters to a Vote of Security Holders........   12
Item     I-A.     Executive Officers of Allergan, Inc. ......................   13

PART II

Item     5.    Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................   15
Item     6.    Selected Financial Data.......................................   15
Item     7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................   15
Item     8.    Financial Statements and Supplementary Data...................   15
Item     9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................   15

PART III

Item     10.   Directors and Executive Officers of Allergan, Inc. ...........   16
Item     11.   Executive Compensation........................................   16
Item     12.   Security Ownership of Certain Beneficial Owners and
               Management....................................................   16
Item     13.   Certain Relationships and Related Transactions................   16

PART IV

Item     14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................   17

SIGNATURES...................................................................   18
INDEX OF EXHIBITS............................................................   20
INDEPENDENT AUDITORS' REPORT ................................................   23
SCHEDULE.....................................................................   S-1
EXHIBITS..................................................  (Attached to this
                                                         Report on Form 10-K)

                                     PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Allergan, Inc. ("Allergan" or the "Company") is a leading provider of specialty therapeutic eye care products throughout the world with niche pharmaceutical products in skin care and movement disorders. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

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

         During 1994, the Company acquired the Ioptex Research worldwide intraocular lens product line and Lorsen SA, a manufacturer of skin care products in Argentina. During 1995, the Company completed four acquisitions. In January 1995, the Company acquired Optical Micro Systems, Inc., a U.S.-based developer and manufacturer of phacoemulsification surgical equipment. In June 1995, the Company acquired Laboratorios Frumtost, S.A., a manufacturer of ophthalmic and other pharmaceutical products in Brazil. In August 1995, the Company purchased the assets of Herald Pharmacal, Inc., a U.S.-based developer and manufacturer of glycolic acid-based, aesthetic skin care products. In November 1995, the Company purchased the worldwide contact lens care product business of Pilkington Barnes Hind. Also in 1995, Allergan acquired 100% ownership interest in Santen-Allergan, its Japanese contact lens care joint venture.

         On February 12, 1996, the Company announced that weather related declines in cataract surgeries, together with the initiation of a limited, voluntary recall of certain AMO(R)PhacoFlex II(R) Model SI-30 IOLs will have an impact on the first quarter 1996 operating results. Physicians were advised that the recalled IOLs pose no safety or efficacy issues. No adverse effects have been reported. The Company now anticipates, after evaluating the continuing impact of the recall of SI-30 IOLs and the adverse weather conditions, as well as other factors influencing the surgical business, that the overall surgical sales volume for the year 1996 may be essentially flat compared to 1995 surgical sales results. Actual results for the surgical business for the year 1996 will depend upon the continuing impact of the recall of the SI-30 IOLs on the Company's operations, as well as other factors affecting the surgical business such as competitive conditions, including reactions to the recall, downward pricing pressures on IOLs, the approval and performance of new products, contributions from acquired businesses, and the results of geographic expansion efforts.

ALLERGAN BUSINESSES

         The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                   Year Ended December 31
                                          ---------------------------------------
                                             1995           1994           1993
                                          ---------------------------------------
                                                        (in millions)
         Eye Care
                  Pharmaceuticals         $  415.1         $390.7         $360.9
                  Surgical                   188.7          144.3          115.3
                  Optical Lens Care          369.8          339.4          325.0
                                          --------         ------         ------
                      Total Eye Care         973.6          874.4          801.2
         Skin Care                            44.7           37.3           32.4
         Botox(R)                             48.9           35.5           25.3
                                          --------         ------         ------

         Total Net Sales                  $1,067.2         $947.2         $858.9
                                          ========         ======         ======

         Domestic                             43.6%          47.3%          47.5%
         International                        56.4%          52.7%          52.5%

         The foregoing table does not include sales of discontinued operations. See Note 12 of Notes to Consolidated Financial Statements on page 44 of the 1995 Annual Report for further information concerning foreign and domestic operations.

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

         The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling pharmaceutical product is Betagan(R) ophthalmic solution, a topical beta blocker used in the initial treatment of glaucoma. Allergan also markets and sells Propine(R) ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991. In 1993, Allergan entered into an agreement with Schein Pharmaceutical, Inc. ("Schein") whereby Schein markets generic versions of Allergan's Betagan(R) and Propine(R) products in the United States. Both Betagan(R) and Propine(R) currently face generic competition from several companies including Bausch & Lomb and Alcon Laboratories, Inc. (a division of Nestle').

         The Company also markets several leading ophthalmic products to treat ocular inflammation and infection. Pred Forte(R) and FML(R) Liquifilm(R) suspensions are leading products in the ocular corticosteroid inflammation market. Allergan's Acular(R)(1) ophthalmic solution is indicated for the relief of itch associated with seasonal allergic conjunctivitis. Applications for U.S. marketing approval for Acular(R) solution for post-operative inflammation and for corneal pain are currently anticipated to be filed with the U.S. Food and Drug Administration ("FDA") during the second and fourth quarters of 1996, respectively. Allergan's major products in the anti-infective market are Blephamide(R) suspension, a topical anti-inflammatory and anti-infective, Polytrim(R) solution, a synthetic antimicrobial which treats surface ocular bacterial infections and Ocuflox(R) solution, a fluroquinolone which treats bacterial conjunctivitis. A U.S. marketing approval application for Ocuflox(R) solution in the treatment of corneal ulcers was filed with the FDA in March 1995.

Ophthalmic Surgical Business

         Allergan's ophthalmic surgical business (known as Allergan Medical Optics or "AMO") develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic surgical products.

         The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can lead to blindness. Most patients blinded by cataracts can be surgically cured by removing the clouded lens and replacing it with an IOL. The Company currently offers a full line of AMO products used in the performance of cataract surgery, including rigid multi-piece, single-piece and small incision design IOLs. In September 1994, Allergan acquired the worldwide IOL business of Ioptex Research Inc., formerly a division of Smith & Nephew, plc.

--------
(1)Acular(R), a registered trademark, is licensed from its developer Syntex (U.S.A.) Inc.

         Sales of all models of the Company's IOLs represented 9%, 10% and 12% of total Company sales in 1993, 1994 and 1995, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery include the AMO(R)Phacoflex(R) small incision IOL, introduced in 1989, the AMO(R)Foldable PhacoflexII(R) SI-30NB(TM) small incision IOL, introduced in April 1993, the AMO(R) SI-40NB(TM) small incision IOL introduced in 1995, and the AMO(R)DuraLens(TM) IOL , the Company's new Perspex(R) (PMMA) IOL, which was also introduced in 1995. AMO(R)Array(R) multifocal IOL is available in Brazil and several European countries including Germany, France and Italy and is currently undergoing clinical trials in the U.S.

         Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a 3 to 4 millimeter incision, compared to incisions of up to 12 millimeters for other techniques. Phacoemulsification is currently utilized in more than 80 percent of cataract procedures in the United States. In 1993 Allergan introduced the AMO(R)Prestige(R) phacoemulsification machine. AMO(R)Prestige(R) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. In January 1995, Allergan acquired Optical Micro Systems, Inc. ("OMS"). OMS develops and manufactures phacoemulsification equipment. This acquisition, along with the acquisition of the Ioptex business in 1994, provides the Company with additional IOL and phacoemulsification equipment product offerings and the capability to manufacture phacoemulsification equipment. The AMO(R)Diplomax(TM) phacoemulsification machine, launched in the U.S. by the Company in November 1995, is the first OMS phaco-technology system introduced since the acquisition. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery.

Optical Business

         The Company has been doing business in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; and enzymatic cleaners to remove protein deposits from contact lenses. In the area of disinfecting products, the Company offers products that can be used in each of the three disinfecting systems: hydrogen peroxide systems, convenient chemical systems and thermal systems. Allergan's leading hydrogen peroxide system products are the UltraCare(R) one-step hydrogen peroxide neutralizer/disinfection system and the UltraCare(R) system with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Both UltraCare(R) products are marketed in many countries around the world under the brand name, Oxysept 1 Step(R). Complete(R) brand Multi-Purpose solution is the Company's convenient, one-bottle chemical disinfection system for soft contact lenses.

         In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F(R) Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company's contact lens care product business in Japan.

         Sales of the Company's proprietary enzymatic cleaners represented 11%, 10% and 9% of total Company sales in 1993, 1994 and 1995, respectively, and sales of the Company's hydrogen peroxide disinfection systems represented 14% of total Company sales in each of 1993, 1994 and 1995. It is difficult for the Company to predict what effect, if any, the continued market acceptance of daily disposable contact lenses and the increasing acceptance of the surgical correction of nearsightedness and other forms of visual acuity impairment, especially in the United States, will have on the Company's optical business. However, the Company believes that an acceleration of these trends could result in a material adverse impact on sales of the Company's contact lens care products in the United States.

Skin Care Business

         Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business (known as Allergan Herbert) develops, manufactures and markets a line of therapeutic skin care products primarily to dermatologists in the United States. Its product line includes Gris-Peg(R) tablets, a systemic anti-fungal product, Elimite(R) cream for the treatment of scabies and Naftin(R), a topical anti-fungal gel and cream. Allergan's Azelex(R) (azelaic acid) cream for the topical treatment of mild to moderate inflammatory acne vulgaris was launched in the U.S. in December 1995 and is awaiting marketing approval in Canada.

         In August 1995, the Company acquired the assets of Herald Pharmacal, Inc., a developer and manufacturer of glycolic acid-based skin care products and a leader in the aesthetic skin care market, located in Colonial Heights, Virginia.

Botox(R)/Movement Disorder Business

         Allergan's Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex injection is used in the treatment of certain movement disorders which are characterized by involuntary muscle contractions or spasms. Botox(R) purified neurotoxin complex injection is marketed in the United States and a number of other major countries for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness) and strabismus (misalignment of the eyes) in people 12 years of age and over. In May 1994, Botox(R) was approved in the United Kingdom for blepharospasm and hemifacial spasm. In March 1991, an application was filed with the FDA for approval of a non-ophthalmic claim for the treatment of a neck and shoulder movement disorder known as cervical dystonia (spasmodic torticollis) affecting 160,000 people in the U.S. In March 1995, in response to a request from the FDA, Allergan initiated additional clinical trials in support of the cervical dystonia filing. Botox(R) purified neurotoxin complex has also been approved in several European countries for the treatment of cervical dystonia.

EMPLOYEE RELATIONS

         At December 31, 1995, the Company employed approximately 6,000 persons throughout the world, including approximately 2,700 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

         The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 52.5%, 52.7% and 56.4% of total sales for the years ended December 31, 1993, 1994 and 1995, respectively. Allergan believes that its well-established international market presence provides it with a competitive advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

         Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

         In Japan, the second largest eye care market in the world, certain of Allergan's eye care pharmaceutical products are licensed to Santen Pharmaceuticals ("Santen"), the largest eye care pharmaceutical manufacturer in Japan. Since 1976, Allergan's contact lens care products had been sold in Japan through a 50-50 joint venture between Santen and Allergan ("Santen-Allergan"). In August 1995, Allergan acquired Santen's entire equity interest in the joint venture and Santen-Allergan became a wholly owned subsidiary of the Company. Now Allergan sells contact lens care products in Japan through the Santen-Allergan subsidiary. The Company's IOLs and other eye care surgical products are also sold in Japan by the Company through another local subsidiary, Allergan K.K.

         In 1994, Allergan and Nicholas Piramal India Limited formed Allergan India Private Ltd., a joint venture to manufacture and market eye care products in India. Since 1994, 13 ophthalmic pharmaceutical products and Botox(R) purified neurotoxin complex have been approved for sale in India. In 1993 and 1994, Allergan launched its Complete(R) contact lens care products and two ophthalmic pharmaceutical products, Propine(R) and Betagan(R) solutions, in the Peoples' Republic of China. In 1995, the Company received government approval to do business through its wholly foreign owned entity, Allergan Pharmaceutical (Hangzhou) Co. Ltd., and five additional products were launched. The Company also began construction of its new manufacturing facility in Hangzhou in October, 1995. Also, in June 1995, Allergan acquired Laboratorios Frumtost, S.A., a manufacturer of ophthalmic and other pharmaceutical products in Brazil.

SALES AND MARKETING

         Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye and skin care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been shifting its resources increasingly toward managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1995, the Company employed approximately 1,100 sales representatives throughout the world.

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

         Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy and new anti-infective pharmaceuticals for eye care. The Company is conducting research on new compounds that control intraocular pressure by either reducing the inflow or production, or improving the outflow of aqueous humor. Alpha2 agonists are a new class of glaucoma treatment currently being tested. Allergan's lead compound in this category is brimonidine, to be marketed under the trade name, Alphagan(TM). During the third quarter of 1994, Allergan filed a drug approval application with the FDA for brimonidine for acute post-surgical elevated pressure in the eye following argon laser trabeculoplasty. In September 1995, the Company filed another application with the FDA for approval to market brimonidine in the U.S. for the chronic indication of ocular hypertension and open angle glaucoma. The Company is also conducting research and clinical trials on a class of compounds called prostaglandins. Unlike beta-blockers and alpha2 agonists that decrease the inflow or production of aqueous humor, prostaglandins reduce intraocular pressure by improving its outflow. The Company is also developing topical cyclosporine A for the treatment of severe dry eye.

         Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the AMO(R)Array(R) multifocal IOL, designed to allow patients to see well over a range of distances and the AMO(R)Clariflex(TM) acrylic foldable IOL. The Company anticipates filing for U.S. marketing approval for these IOLs in late 1996 and 1998, respectively.

         Research and development in the optical business is aimed at contact lens care systems which are effective and more convenient for patients to use, and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer. The Company believes that continued development and commercialization of disinfection systems that are both easy-to-use and efficacious will be important for the future success of this part of the Company's business.

         In June 1995, the Company filed an application with the FDA for approval to market its proprietary retinoid tazarotene gel (to be marketed under the trade name, Zorac(TM), also previously known as AGN190168) for the topical treatment of psoriasis and acne in the United States. In May 1995, the Company acquired an option to license Hyal Pharmaceutical Corporation's topical gel (Hyal CT1101) and other formulations of hyaluronic acid and diclofenac for the treatment of basal cell carcinoma and actinic keratosis. Also, in September 1995, the Company entered into an option agreement with Peptech (UK) Ltd. for the development and commercializaton of certain therapeutic products based on its GMDP (a synthetic glucosaminyl muramyl dipeptide) compound for dermatology indications with a right of first refusal to license potential applications in ophthalmology and oncology.

         During 1992, the Company entered into a joint venture ("Joint Venture") with Ligand Pharmaceuticals Incorporated ("Ligand") to combine Ligand's knowledge of intracellular receptor technology with the Company's experience in receptor-selective retinoids for topical use. In December 1994, the Company and Ligand announced the formation of a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), to devote $100 million to accelerate the activities of the Joint Venture related to the discovery and development of drugs based on receptor selective retinoids. In May 1995, Allergan and Ligand funded ALRT, in part, through a rights offering (the "Offering") of $32.5 million of ALRT Units (consisting of one share of ALRT common stock and two warrants to purchase one share each of Ligand common stock) to their respective shareholders. In June 1995, upon completion of the Offering, Allergan and Ligand contributed all Joint Venture technology and assets to ALRT and made cash payments to ARLT of $50 million and $17.5 million, respectively. Allergan accounted for its contribution as a one-time charge to operating expense at the time of the contribution. In connection with the Offering, the Joint Venture was dissolved and Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland"), a wholly owned subsidiary of the Company, acquired an additional $6 million of Ligand common stock. As a result, Allergan Ireland owns approximately 12% of the outstanding common stock of Ligand.

         Ligand, or if not exercised by Ligand then Allergan, has the option to purchase all of the common stock of ALRT during a specified period in the future. If Ligand exercises its option, Allergan has the right to acquire an undivided one-half interest in ALRT technology and 50 percent of all other ALRT assets. Additionally, after the earlier of a specified date or approval for commercial sale, Ligand and Allergan have the option to acquire 9-cis retinoic acid (known as ALRT 1057), one of the compounds under development by ALRT, prior to the exercise of the option to acquire ALRT stock. ALRT, Ligand and Allergan have entered into a commercialization agreement which provides for the marketing, manufacture and sale by Ligand and/or Allergan of the retinoid products developed by ALRT. In May 1995, the Company and Ligand initiated a Phase IIb clinical trial program for oral ALRT 1057 in non-Hodgkin's lymphoma and, in combination with alpha interferon, in renal cell carcinoma. Additional Phase IIb trials of oral ALRT 1057 are underway in other cancer indications and HIV related disorders. ALRT is also conducting Phase II studies for topical ALRT 1057 in Kaposi's sarcoma and cutaneous T-cell lymphoma and plans to initiate Phase III trials in this area in 1996.

         The continuing introduction of new products supplied by the Company's research and development efforts and in-licensing opportunities is critical to the success of the Company. There is no assurance that any of the research projects or pending drug marketing approval applications will result in new products that the Company can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse impact on the future operations of the Company.

         At December 31, 1995, there were an aggregate of approximately 700 people involved in the Company's research and development efforts. The Company's research and development expenditures associated with continuing operations for 1993, 1994 and 1995 were $102.5 million, $111.5 million and $116.7 million, respectively.

COMPETITION

         Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan, although these companies do not necessarily compete in all of Allergan's product lines. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle<180>), Bausch & Lomb, Chiron Vision (a subsidiary of Chiron Corporation), CIBA Vision Ophthalmics (a division of Ciba-Geigy), Merck & Co., Inc., Pharmacia Inc. Ophthalmics (a subsidiary of Pharmacia & Upjohn) and Storz Ophthalmics (a division of American Home Products Corporation). These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Sandoz Pharmaceuticals, Schering-Plough Corporation, Johnson & Johnson and Hoffman LaRoche Inc., which all have greater resources than Allergan. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

GOVERNMENT REGULATION

         Drugs, biologics and medical devices, including IOLs and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of most of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by many foreign health agencies prior to sale in many international markets. The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a pre-market application and governmental review is costly and takes many years to complete.

         In general, manufacturers of drugs, medical devices and biologics are operating in an increasingly more rigorous regulatory environment than has been the case in previous years. The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Prices for some of the Company's products, specifically IOLs and pharmaceutical products, accounting for approximately 50% of the Company's 1995 worldwide sales, are expected to come under increased pressure as governments and managed care providers generally increase their efforts to contain health care costs.

         Several legislative and administrative measures to strengthen government regulation of medical devices and drugs have recently been implemented in the United States, such as the Safe Medical Devices Act of 1990, which among other things, increased reporting requirements of adverse events associated with medical devices, and the Prescription Drug User Fee Act of 1992, which requires payment of substantial fees to the FDA for the review of new drug applications. The United States Congress is expected to consider mandating the application of user fees to medical device applications as well. Other measures are pending or have been proposed. Further, in the United States, the impact of increased FDA scrutiny is felt by all companies in the pharmaceutical and medical device industries.

         Moreover, internationally, the regulation of drugs and medical devices is likewise becoming increasingly complex. In Europe, the Company's products are subject to a new European Union regulatory regime which is currently optional but will become mandatory in June 1998. This legislation introduces new regulatory systems designed to ensure greater consistency in the approach to product authorization and to avoid duplication in evaluating medicinal products. Further, it will require that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation will regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more complex system for medicinal products under which they are currently regulated. The Company is working to ensure that its operations remain in compliance with the regulatory requirements of the FDA, its foreign counterparts, and other governmental agencies.

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

This $150 IOL payment could be subject to reduced levels by Congress through various legislative actions: health care reform; deficit reduction legislation; or implementation of a balanced budget amendment. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "advanced technology IOLs". HCFA is not expected to consider applications from manufacturers for preferential "advanced technology" status before 1997.

         The cost of prescription drugs is likely to receive some continuing attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to covered outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients. It is likely that some Congressional attention will continue to focus on the costs of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation. A provision of the Omnibus Budget Reconciliation Act of 1993 limits tax benefits currently realized by U.S. manufacturers as a result of the manufacture of certain products in Puerto Rico, beginning in 1994. Congress is considering legislation which may further limit these benefits.

         The United States Congress also devoted significant attention in 1994 and in prior years to proposed amendments to the Orphan Drug Act. Under one proposal, once cumulative sales of an orphan drug exceed a designated dollar amount the FDA would be authorized to approve competitors' marketing applications. The Company currently markets one orphan drug product, Botox(R) purified neurotoxin complex. Congress may consider further amendments to the Orphan Drug Act in the future. In Europe, to date, there have been no special provisions relating to orphan drugs. However, the European Commission is initiating action to foster research and providing companies incentives for development in this area.

         As a result of the change in its leadership, the Unites States Congress may reexamine the regulatory burdens imposed on drug and medical device manufacturers by the FDA. Congress may also consider less sweeping health care reform legislation. In Europe, on both a European Union level and at the local national level, governments have implemented legislation directed at, among other things, cost containment in the form of reference pricing (i.e., setting a fixed level of reimbursement by drug category), removing various categories of drugs from reimbursement programs, and encouraging generic prescribing.

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

PATENTS, TRADEMARKS AND LICENSES

         Allergan owns or is licensed under numerous patents relating to its products, product uses and manufacturing processes. It now has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to hydrogen peroxide disinfection systems, no one patent or license is currently of material importance in relation to its business as a whole. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

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


ITEM 2.  PROPERTIES

         Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of March 1, 1996:

Location                        Primary Function                                Interest
--------                        ----------------                                --------
Irvine, California              Headquarters, research and development,
                                manufacturing, administrative                   Owned

Phoenix, Arizona                Manufacturing, warehousing                      Owned

Berkeley, California            Administrative, manufacturing, warehousing      Leased

Irwindale, California           Administrative, manufacturing, warehousing      Leased

Santa Ana, California           Manufacturing, warehousing                      Owned

North Andover, Massachusetts    Administrative, manufacturing                   Leased

Lenoir, North Carolina          Administrative, manufacturing, warehousing      Owned

Waco, Texas                     Manufacturing, warehousing                      Owned

Colonial Heights, Virginia      Administrative, manufacturing, warehousing      Owned

Anasco, Puerto Rico             Manufacturing, warehousing                      Leased

Hormigueros, Puerto Rico        Manufacturing, warehousing                      Owned

Buenos Aires, Argentina         Administrative, manufacturing, warehousing      Owned

Sydney, Australia               Administrative, warehousing                     Owned

Zaventem, Belgium               Administrative, warehousing                     Leased

Sao Paulo, Brazil               Administrative, manufacturing, warehousing      Owned

Guarulhos, Brazil               Manufacturing, warehousing                      Owned

Markham, Canada                 Administrative, warehousing                     Leased

Sophia Antipolis, France        Administrative, warehousing                     Leased

Ettlingen, Germany              Administrative, warehousing                     Owned

Hong Kong                       Administrative, warehousing                     Leased

Westport, Ireland               Administrative, manufacturing,  warehousing     Owned

Pomezia, Italy                  Administrative, manufacturing,                  Owned
                                research and development, warehousing

Osaka, Japan                    Administrative                                  Leased

Tokyo, Japan                    Administrative, research and development        Leased

Madrid, Spain                   Administrative, warehousing                     Owned

Johannesburg, South Africa      Administrative, warehousing                     Leased

High Wycombe, U.K.              Administrative, warehousing                     Leased

         The Company believes its present facilities are adequate for its current needs.


ITEM 3.    LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in various litigation and claims arising in the normal course of business which Allergan considers to be normal in view of the size and nature of its business.

         The Company, in cooperation with regulatory authorities in Puerto Rico, evaluated and implemented operational improvements to the wastewater treatment system at the Company's Hormigueros facility in 1995. These improvements will reduce the ecological impacts of the Company's operations and did not have a material adverse impact on the Company's business.

         In October 1993, the Company disclosed to the U.S. Department of Commerce Office of Export Enforcement (the "Commerce Department") that it had been shipping its medicine, Botox(R) purified neurotoxin complex, under general license authority to various foreign countries in the period since July 15, 1992, when the active ingredient in Botox(R), an attenuated form of botulinum toxin, was reclassified to require validated export licensing. It is the Company's position that the reclassification did not and could not apply to medicines, such as Botox(R), that are exempt from validated export licensing by statute and that have no potential application as biological warfare agents or other undesired uses. After conducting a field investigation, in which the Company cooperated, the Commerce Department advised the Company in the first quarter of 1995 that it did not agree with the Company's position regarding the export classification of Botox(R) and that it had referred the case to the office of the U.S. Attorney in order to determine whether criminal charges might be warranted. In August, 1995, the U.S. Attorney referred the matter back to the Commerce Department, without levying any formal criminal charges, for its evaluation of possible civil liability. In September, 1995, the

Company was advised by the Commerce Department that further field investigation would be required. The Company continues to cooperate in the investigation. The Company does not believe the imposition of a civil penalty is warranted.

         Although the ultimate outcome of any pending litigation and claims, as well as the current government investigation discussed above, cannot be precisely ascertained at this time, Allergan believes that any liability resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and claims will not have a material adverse effect on its consolidated financial position. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

The executive officers of the Company and their ages as of March 1, 1996 are as follows:

William C. Shepherd            57       Chairman of the Board,
                                        President and Chief Executive Officer

Vicente Anido, Jr., Ph.D.      43       Corporate Vice President and
                                        President, Americas Region

Jeffrey B. D'Eliscu            45       Corporate Vice President, Corporate Communications

Michael J. Donohoe             53       Corporate Vice President and President, Europe Region

Richard M. Haugen              43       Executive Vice President and Chief Operating Officer

Richard J. Hilles              53       Corporate Vice President, Human Resources

Lester J. Kaplan,  Ph.D.       45       Corporate Vice President, Research and Development

Albert J. Moyer                52       Corporate Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Diethart Reichardt             53       Corporate Vice President, Optical

Jacqueline J. Schiavo          47       Corporate Vice President, Worldwide Operations

Francis R. Tunney, Jr.         48       Corporate Vice President, General Counsel and Secretary

Dwight J. Yoder                50       Vice President and Controller (Principal Accounting
                                        Officer)

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Mr. Shepherd has been Chairman of the Board since January 1, 1996 and President and Chief Executive Officer of the Company since 1992 and prior thereto had been President and Chief Operating Officer from 1984 to 1991. Mr. Shepherd first joined the Company in 1966.

Dr. Anido has been Corporate Vice President and President, Americas Region since 1993. Prior thereto, he had 18 years of experience with pharmaceutical companies. Dr. Anido was Vice President, Business Management of the U.S. Prescription Products Division of Marion Merrell Dow, Inc. from 1991 to 1993, President and General Manager (1990-1991) and Vice President, Sales & Marketing (1989-1990) of Nordic Laboratories, Inc. Dr. Anido resigned from the Company, effective March 22, 1996, to become the Chief Executive Officer of CombiChem, Inc.

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

Mr. Haugen has been Executive Vice President and Chief Operating Officer since 1992 and was Corporate Vice President of the Company and President, Worldwide Eye Care Marketing, Sales and Operations in 1992. Prior thereto, Mr. Haugen was Corporate Vice President and President, Americas Region in 1991 and had been President of Allergan Optical and Senior Vice President of the Company from 1989 to 1991. Mr. Haugen first joined the Company in 1976.

Mr. Hilles has been Corporate Vice President, Human Resources since 1991 and prior thereto was Senior Vice President, Human Resources from 1986 to 1991. Mr. Hilles first joined SmithKline Beckman Corporation, the Company's former parent, in 1965.

Dr. Kaplan has been Corporate Vice President, Research and Development since 1992. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined the Company in 1983.

Mr. Moyer joined the Company as Corporate Vice President and Chief Financial Officer in July, 1995. From 1993 until 1995, he had been Senior Vice President and Chief Financial Officer of Coldwell Banker Corporation. Through Moyer and Associates, he offered management consulting services to a variety of companies from 1990 to 1993. Mr. Moyer served as Chief Financial Officer of Western Digital Corporation (1986-1990) and has held various management positions since 1975 with companies including Westinghouse Electric Corporation, White Consolidated Industries, Inc., National Semiconductor Corporation and Enhansys, Inc.

Mr. Reichardt has been Corporate Vice President, Optical since 1992. Prior thereto, he was Senior Vice President, Marketing/Business Development, Optical-Europe from 1991 and Senior Vice President, Northern Europe from 1983. Mr. Reichardt first joined the Company in 1972.

Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms. Schiavo first joined the Company in 1980.

Mr. Tunney has been Corporate Vice President, General Counsel and Secretary of the Company since 1991 and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 through 1991. Mr. Tunney first joined SmithKline Beckman Corporation, the Company's former parent, in 1979.

Mr. Yoder has been Vice President and Controller of the Company since joining the Company in 1990. He is also the Chief Financial Officer of Allergan Ligand Retinoid Therapeutics, Inc.

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


ITEM 6.  SELECTED FINANCIAL DATA

      The table entitled "Selected Financial Data" on page 48 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Year Period Ended December 31, 1995" on pages 25-30 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, including the notes thereto, included on pages 25-44 of the Annual Report, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Annual Report included on page 46 and 47, respectively, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The section entitled "Independent Auditors" on page 34 of the Proxy Statement is incorporated herein by reference.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

       Information under this Item is included on pages 2-4 of the Proxy Statement and such information is incorporated herein by reference. Information with respect to executive officers is included on pages 13-14 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

       The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 16-18 and page 6, respectively, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 14-15 of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The subsection entitled "Other Matters" and the section entitled "Compensation Committee Interlocks and Insider Participation" on pages 6-7 and 24, respectively, of the Proxy Statement are incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements *

                                                                                   Page(s) in
                                                                                  Annual Report
                                                                                  -------------
         1. Financial Statements included in Part II of this report:

                  Independent Auditors' Report                                          46

                  Consolidated Balance Sheets at December 31, 1995 and December
                  31, 1994                                                              31

                  Consolidated Statements of Earnings for Each of the Years in
                  the Three Year Period Ended December 31, 1995                         32

                  Consolidated Statements of Cash Flows for Each of the Years
                  in the Three Year Period Ended December 31, 1995                      33

                  Notes to Consolidated Financial Statements                            34-44

* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (and except for these pages, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, is not deemed filed as part of this report).

         2. Schedules Supporting the Consolidated Financial Statements:

                                                                                       Page in
                                                                                     This Report
                                                                                     -----------
                  Independent Auditors' Report                                          23

                  Schedule numbered in accordance with Rule 5-04 of Regulation
                  S-X:

                  VIII   Allowance for Doubtful Accounts.............................   S-1

                  All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of 1995.

         (c)      Item 601 Exhibits

                  Reference is made to the Index of Exhibits beginning at page 20 of this report.

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

Date: March 22, 1996                 ALLERGAN, INC.


                                     By  /S/ WILLIAM C. SHEPHERD
                                         --------------------------------------
                                         William C. Shepherd
                                         President, Chief Executive Officer and
                                         Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 22, 1996                 By  /S/ WILLIAM C. SHEPHERD
                                         --------------------------------------
                                         William C. Shepherd
                                         President, Chief Executive Officer and
                                         Chairman of the Board


Date: March 22,1996                  By  /S/ ALBERT J. MOYER
                                         --------------------------------------
                                         A. J. Moyer
                                         Corporate Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: March 22, 1996                 By  /S/ DR. HERBERT W. BOYER
                                         --------------------------------------
                                         Herbert W. Boyer, Ph.D., Director

Date: March 25, 1996                 By  /S/ TAMARA J. ERICKSON
                                         --------------------------------------
                                         Tamara J. Erickson Director


Date: March 25, 1996                 By  /S/ HANDEL E. EVANS
                                         --------------------------------------
                                         Handel E. Evans, Director


Date: March 25, 1996                 By  /S/ WILLIAM R. GRANT
                                         --------------------------------------
                                         William R. Grant, Director


Date: March   , 1996                 By
                                         --------------------------------------
                                         Howard E. Greene, Jr., Director


Date: March 22, 1996                 By  /S/ RICHARD M. HAUGEN
                                         --------------------------------------
                                         Richard M. Haugen, Director

Date: March 22, 1996                 By  /S/ GAVIN S. HERBERT
                                         --------------------------------------
                                         Gavin S. Herbert, Director and Chairman
                                         Emeritus


Date: March 22, 1996                 By  /S/ DR. LESTER J. KAPLAN
                                         --------------------------------------
                                         Lester J. Kaplan, Ph. D., Director


Date: March 22,1996                  By  /S/ LESLIE G. MCCRAW
                                         --------------------------------------
                                         Leslie G. McCraw, Director


Date: March 22, 1996                 By  /S/ LOUIS T. ROSSO
                                         --------------------------------------
                                         Louis T. Rosso, Director


Date: March 22, 1996                 By  /S/ LEONARD D. SCHAEFFER
                                         --------------------------------------
                                         Leonard D. Schaeffer, Director


Date: March 22, 1996                 By  /S/ HENRY WENDT
                                         --------------------------------------
                                         Henry Wendt, Director

                                INDEX OF EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                          DESCRIPTION                           PAGE
-------                                         -----------                           -------------
    3.1    Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to
           Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855,
           filed May 24, 1989).....................................................

    3.2    Bylaws of the Company (incorporated by reference to
           Exhibit 3 to the Company's Report on Form 10-Q for the Quarter
           ended June 30, 1995) ...................................................

    4.1    Certificate of Designation, Preferences and Rights of Series A
           Participating Preferred Stock as filed with the State of Delaware on
           May 22, 1989 (incorporated by reference to Exhibit 4.1 to
           Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)....

    4.2    Rights Agreement, dated as of May 18, 1989, between
           Allergan, Inc. and First Chicago Trust Company of
           New York (as successor Rights Agent to Morgan Shareholder
           Services Trust Company), (incorporated by reference to
           Exhibit 4.2 to Registration Statement on Form S-1
           No. 33-28855, filed May 24, 1989).......................................

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

   10.2    Allergan, Inc. 1989 Nonemployee Director Stock Plan , as amended and restated (incorporated by reference to Exhibit A to the
           Company's Proxy Statement dated March 17, 1994, filed in
           definitive form on March 16, 1994) .....................................

   10.3    Allergan, Inc. Deferred Directors' Fee Program (incorporated by reference to Exhibit 10.6 to the Company's Report on Form
           10-K for the Fiscal Year ended December 31, 1991).......................

   10.4    Allergan, Inc. 1989 Incentive Compensation Plan , as
           amended and restated (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 18, 1996, filed in definitive form on March 14, 1996)......................................

   10.5    Restated Allergan, Inc. Employee Stock Ownership Plan
           (incorporated by reference to Exhibit 10.1 to the Company's Report

                                INDEX OF EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                          DESCRIPTION                           PAGE
-------                                         -----------                           -------------
           on Form 10-Q for the Quarter ended March 31, 1995)......................

   10.6    Restated Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the
           Quarter ended March 31, 1995)...........................................

   10.7    Form of Allergan change in control severance agreement (replaces the document filed as Exhibit 10.8 to Registration Statement on Form S-1
           No. 33-28855) (incorporated by reference to Exhibit 10.13 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989)................................................

   10.8    Credit Agreement dated as of December 22, 1993 among the Company, the
           Banks Listed Therein, Morgan Guaranty Trust Company of New York, as
           Agent and Bank of America National Trust and Savings Association, as
           Co-Agent in the original aggregate principal amount of $150,000,000 (the
           "Credit Agreement") (incorporated by reference to Exhibit 10.8 to the
           Company's Report on Form 10-K for the fiscal year ended December 31,
           1993) ..................................................................

   10.9    Amendment No. 1 to the Credit Agreement dated as of September 30, 1994 increasing the aggregate principal amount to $225,000,000 (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-K for the
           Fiscal Year ended December 31, 1994) ...................................

   10.10   Restated Allergan, Inc. Pension Plan (incorporated
           by reference to Exhibit 10.3 to the Company's Report on
           Form 10-Q for the Quarter ended March 31, 1995).........................

   10.11   Allergan, Inc. Supplemental Retirement Income Plan
           (incorporated by reference to Exhibit 10.16 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989)................................................

   10.12   Allergan, Inc. Supplemental Executive Benefit Plan
           (incorporated by reference to Exhibit 10.17 to the
           Company's Report on Form 10-K for the Fiscal Year
           ended December 31, 1989)................................................

   10.13   Allergan, Inc. Management Bonus Plan ...................................

   10.14   Distribution Agreement dated March 4, 1994 between Allergan, Inc.
           and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the
           fiscal year ended December 31, 1993)....................................

   10.15 Allergan, Inc. Executive Deferred Compensation Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.15

                                INDEX OF EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                          DESCRIPTION                           PAGE
-------                                         -----------                           -------------
           to the Company's Report on Form 10-K for the fiscal year ended
           December 31, 1994) .....................................................

   10.16   First Amendment to the Restated Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q
           for the Quarter ended March 31, 1995)...................................

   11      Statement re Computation of Earnings Per Share..........................

   13      The Company's Annual Report to Shareholders for the fiscal year ended
           December 31, 1995 (with the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14 of this report, the Annual
           Report to Shareholders is not deemed to be filed as part of this report).................................................................

   21      List of Subsidiaries of the Company.....................................

   23      Consent of KPMG Peat Marwick, LLP to the incorporation
           of their reports herein to Registration Statements
           Nos. 33-29528, 33-29527, 33-44770, 33-48908 and 33-66874................

   27      Financial Data Schedule.................................................


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Allergan, Inc.:

Under date of January 23, 1996, we reported on the consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG PEAT MARWICK LLP

Costa Mesa, California
January 23, 1996

                                                                  SCHEDULE VIII

                                 ALLERGAN, INC.

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                 (IN MILLIONS)

              Balance at                                    Balance
              Beginning                                     at End
              of Year        Additions      Deductions      of Year
              ----------     ---------      ----------      -------
1995            $7.2          $1.7 (a)        $2.7 (b)       $6.2
                ----          ----            ----           ----
1994            $5.8          $3.5 (a)        $2.1 (b)       $7.2
                ----          ----            ----           ----

1993                                          $0.4 (c)
                                               2.5 (b)
                ----          ----            ----           ----
                $7.0          $1.7 (a)        $2.9           $5.8
                ----          ----            ----           ----

--------------------
    (a) Provision charged to earnings.
    (b) Accounts written off.
    (c) Allowance of business sold