Form 10-Q
period 1996-03-31
ALLERGAN INC
filed 1996-05-15
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


- --------------------------------------------------------------------------------
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996............................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

- --------------------------------------------------------------------------------

 FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
 MARCH 31, 1996                                             1-10269

                                ALLERGAN, INC.

 A DELAWARE CORPORATION                           IRS EMPLOYER IDENTIFICATION
                                                           95-1622442


                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92715

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

As of April 30, 1996 there were 64,874,633 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX



                                                                        Page
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -             3
                         Three Months Ended March 31, 1996 and 1995
                (B)      Consolidated Balance Sheets -                     4
                         March 31, 1996 and December 31, 1995
                (C)      Consolidated Statements of Cash Flows -           5
                         Three Months Ended March 31, 1996 and 1995
                (D)      Notes to Consolidated Financial Statements        6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        7-9

PART II - OTHER INFORMATION

   ITEM 4                                                              10-11
   ITEM 6                                                                 11
Signature                                                                 12

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                       Three months ended
                                                            March 31,
                                                     -----------------------
                                                      1996             1995
                                                     ------           ------
Net Sales                                            $258.1           $228.3

Operating costs and expenses:
         Cost of sales                                 85.7             71.1
         Selling, general and
          administrative                              114.3            103.5
         Research and development                      26.8             25.6
                                                     ------           ------
                                                      226.8            200.2
                                                     ------           ------

Operating income                                       31.3             28.1

Nonoperating income (expense):
         Interest income                                2.3              3.1
         Interest expense                              (3.3)            (2.3)
         Other, net                                     2.2              2.4
                                                     ------           ------
                                                        1.2              3.2
                                                     ------           ------

Earnings from continuing operations
  before income taxes and minority interest            32.5             31.3

Provision for income taxes                              9.4              9.2

Minority interest                                        --              0.4
                                                     ------           ------
Net Earnings                                         $ 23.1           $ 21.7
                                                     ======           ======
Net Earnings Per Common Share                        $ 0.35           $ 0.34
                                                     ======           ======
Weighted Average Common Shares Outstanding             65.6             64.5


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                                March 31,  December 31,
                                                                  1996         1995
                                                                ---------  ------------
ASSETS
Current assets:
        Cash and equivalents                                    $  108.2     $  102.3
        Trade receivables, net                                     214.0        205.7
        Inventories                                                129.8        120.8
        Other current assets                                       101.6         93.5
                                                                --------     --------
                Total current assets                               553.6        522.3
Investments and other assets                                       165.0        160.8
Property, plant and equipment, net                                 353.8        357.5
Goodwill and intangibles, net                                      264.6        275.7
                                                                --------     --------
                Total assets                                    $1,337.0     $1,316.3
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                           $   62.5     $   58.5
        Accounts payable                                            55.2         58.7
        Accrued expenses                                           158.7        173.1
        Income taxes                                                48.0         41.3
                                                                --------     --------
                Total current liabilities                          324.4        331.6
Long-term debt                                                     271.8        266.7
Other liabilities                                                   48.4         49.1

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued                             --           --
        Common stock, $.01 par value; authorized
          150,000,000 shares; issued 67,309,000
          and 67,319,000 shares                                      0.7          0.7
        Additional paid-in capital                                 201.8        199.7
        Foreign currency translation adjustment                      3.8          4.7
        Other                                                        0.1         (1.4)
        Retained earnings                                          542.8        527.4
                                                                --------     --------
                                                                   749.2        731.1

        Less - treasury stock, at cost
        (2,550,000 and 2,786,000 shares)                           (56.8)       (62.2)
                                                                --------     --------
                Total stockholders' equity                         692.4        668.9
                                                                --------     --------
                Total liabilities and stockholders' equity      $1,337.0     $1,316.3
                                                                ========     ========



See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
 (In millions)

                                                                 Three months
                                                                ended March 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                          $  23.1    $  21.7
        Non-cash items included in net earnings:
                Depreciation and amortization                    18.1       13.3
                Amortization of prepaid royalties                 1.6        2.1
                Deferred income taxes                            (1.2)      (0.4)
                Loss on sale of assets                            --         0.7
                Expense of compensation plans                     0.4        0.5
                Minority interest                                 --         0.4
        Changes in assets and liabilities:
                Trade receivables                                (9.6)       4.9
                Inventories                                      (9.4)      (3.2)
                Accounts payable                                 (2.8)     (15.3)
                Accrued liabilities                             (13.1)     (18.0)
                Income taxes                                      8.2      (26.0)
                Other                                            (6.1)      (9.7)
                                                               ------     ------
                Net cash provided by/(used in)
                  operating activities                            9.2      (29.0)
                                                               ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment              (12.1)     (10.0)
        Disposals of property, plant and equipment                4.8        0.6
        Prepayment of royalties                                   --       (14.6)
        Acquisitions of businesses, net of cash acquired          --       (18.3)
        Other, net                                               (4.3)      (5.5)
                                                               ------     ------
                Net cash used in investing activities           (11.6)     (47.8)
                                                               ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                 (7.6)      (7.0)
       Net borrowings under
          commercial paper obligations                            1.9       39.7
       Increase in notes payable                                  1.9        0.6
       Sale of stock to employees                                 4.6        6.0
       Increase in long term debt                                11.4        3.8
       Decrease in long term debt                                (4.0)      (0.5)
       Acquisition of capital leases                             (0.3)       --
                                                               ------     ------
                Net cash provided by financing activities         7.9       42.6
                                                               ------     ------
        Effect of exchange rates on cash and
          equivalents                                             0.4        1.3
                                                               ------     ------
        Net increase/(decrease) in cash and equivalents           5.9      (32.9)

        Cash and equivalents at beginning of period             102.3      130.7
                                                               ------     ------
        Cash and equivalents at end of period                  $108.2     $ 97.8
                                                               ======     ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.      Components of inventory were:

                                        March 31,        December 31,
                                          1996               1995
                                        ---------        ------------
                                              (in millions)
 Finished goods                          $ 86.2             $ 83.0
 Work in process                           16.5               11.3
 Raw materials                             27.1               26.5
                                         ------             ------
        Total                            $129.8             $120.8
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

5. On April 23, 1996 the Board of Directors declared a quarterly cash dividend of $0.12 per share, payable June 14, 1996 to stockholders of record on May 24, 1996.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

RESULTS OF OPERATIONS
- ---------------------

The following table compares 1996 and 1995 net sales by Product Line for the first quarter periods:

                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
Net Sales by Product Line ($ millions):            1996     1995
                                                  ------   ------
Eye Care
    Pharmaceuticals                               $ 98.0   $ 85.6
    Surgical                                        40.5     40.1
    Optical Lens Care                               91.5     85.0
                                                  ------   ------
                                                   230.0    210.7

Skin Care                                           13.8      7.5
Botox(R)                                            14.3     10.1
                                                  ------   ------
Total Net Sales                                   $258.1   $228.3
                                                  ======   ======

For the quarter ended March 31, 1996 total net sales increased by $29.8 million or 13% to $258.1 million as compared to the first quarter of 1995. The impact of foreign currency fluctuations for the three month period ended March 31, 1996 increased net sales by $2.2 million over the prior comparable period. Sales growth excluding the impact of foreign exchange between the comparable quarters was 12%. During 1995, Allergan acquired five businesses. Results in the first quarter of 1996 include sales of Laboratorios Frumtost S.A. (Frumtost), Herald Pharmacal, and the Pilkington Barnes Hind contact lens care product line with no comparable 1995 amounts. Sales from such acquired businesses account for 80% of the increase in sales in 1996.

For the three months ended March 31, 1996, Eye Care Pharmaceuticals sales increased 14% from the comparable 1995 period. Sales in the United States decreased $1.6 million in 1996 primarily as a result of decreases in net realized prices of eye care products. Price decreases are primarily the result of increased price discounting to managed care organizations which represent an increasing portion of sales. Sales in international markets increased by $14.0 million in 1996 primarily as a result of $9.6 million in sales of Frumtost products.

Surgical sales increased 1% in the first quarter of 1996 compared to the first quarter of 1995. For the quarter, domestic sales decreased 17% while international sales increased 19%. Declines in cataract surgeries due to inclement weather in the United States, together with the initiation of a limited, voluntary recall of certain AMO(R) PhacoFlex II(R) Model SI-30 intraocular lenses ("IOLs") impacted the first quarter 1996 operating results. Physicians were advised that the recalled IOLs pose no safety or efficacy issues. No adverse effects have been reported. The Company now anticipates, after evaluating the continuing impact of the recall of SI-30 IOLs and the adverse weather conditions, as well as other factors influencing the surgical business, that the overall surgical sales volume for the year 1996 may be essentially flat compared to 1995 surgical sales results. Actual results for the surgical business for the year 1996 will

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
- ---------------------------------

depend upon the continuing impact of the recall of the SI-30 IOLs on the Company's operations, as well as other factors affecting the surgical business such as competitive conditions, including reactions to the recall, downward pricing pressures on IOLs, the approval and performance of new products, contributions from acquired businesses, and the results of geographic expansion efforts. Sales in international markets increased primarily as a result of increased market penetration in the sales of silicone IOLs, and phacoemulsification equipment manufactured by Optical Micro Systems (OMS). OMS was acquired in January 1995.

Optical Lens Care net sales of $91.5 million for the three months ended March 31, 1996 increased by 8% compared to the first quarter of 1995. Domestic sales increased by 11% while international sales increased by 7%. Sales of Barnes Hind products contributed $10.1 million to worldwide sales and accounted for the increases in both domestic and international sales. The decrease in base international sales, excluding Barnes Hind products, was primarily the result of decreases in Europe due to new private label competition and the continuing market shift from traditional peroxide systems to more convenient and lower priced one-bottle disinfection systems.

Skin Care Pharmaceutical sales increased $6.3 million or 84% in the first quarter of 1996. Sales of Herald Pharmacal products contributed $4.1 million to this increase.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 42% compared to 1995 to $14.3 million. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the first quarter of 1996 was 66.8% of net sales, which represents a 2.1 percentage point decrease from the 68.9% rate for the first quarter of 1995. The gross margin percentage declined in the first quarter of 1996 compared to 1995 primarily as a result of declines in margins in the contact lens care product line. Such declines were due, in part, to lower margins in the recently acquired Barnes Hind product line. Declines in realized sales prices of eye care pharmaceutical products also contributed to the decline in the gross margin percentage. Gross margin increased over the first quarter of 1995 by $15.2 million or 10% as a result of the 13% increase in net sales offset by the 2.1 percentage point decrease in gross margin percentage.

Operating income was $31.3 million for the first quarter, an increase of $3.2 million or 11% from the prior comparable period. The increase was the result of the $15.2 million increase in gross margin offset by a $10.8 million increase in selling, general and administrative expense. The increase in selling, general and administrative expense related primarily to acquisitions in 1995. In addition, research and development expense increased by $1.2 million in 1996 compared to the first quarter of 1995.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996 (Continued)


RESULTS OF OPERATIONS (Continued)
- ---------------------------------

Net earnings increased by $1.4 million in the first quarter of 1996 to $23.1 million compared to $21.7 million for the first quarter of 1995. The increase in operating income of $3.2 million was offset by a decrease in non-operating income of $2.0 million compared to 1995. The decrease in non-operating income was primarily the result of an increase in interest expense resulting from increased debt incurred in connection with the acquisition of businesses in 1995. In addition, interest income decreased as a result of decreases in average interest rates earned on invested funds.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of March 31, 1996, the Company had four long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $19.0 million through November 1996, and $253.5 million through 1999, and $47.5 million through 2003. The note program allows the Company to issue up to $200 million in notes. Subsequent to March 31, the Company increased one of the four long-term credit facilities from $225 million to $250 million, and extended the expiration date from 1999 to 2001. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of March 31, 1996, the Company had $82.9 million in borrowings under three of the credit facilities and $85.0 million under the note program. As of March 31, 1996, the Company has classified $78.4 million of its commercial paper borrowings and $81.2 million borrowed under the credit facilities as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of March 31, 1996, the Company had commercial paper borrowings of $108.4 million.

The net cash provided by operating activities for the three months ended March 31, 1996 was $9.2 million compared with cash used by operating activities of $29.0 million for the respective 1995 period. Operating cash flow in 1995 was decreased as a result of significant reductions in accounts payable and income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $12.1 million in new facilities and equipment during the three months ended March 31, 1996 compared to $10.0 million during the same period in 1995. Investing activities in 1995 also included $14.6 million used to prepay royalties and $18.3 million used for acquisitions of businesses.

Cash provided by financing activities was $7.9 million in the three months ended March 31, 1996 compared to $42.6 million cash provided by financing activities in 1995. The amounts are net of dividend outflows of $7.6 million in 1996 and $7.0 million in 1995.

Allergan, Inc.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the registrant was held on April 23, 1996 at which four directors, constituting all of the Class I directors, were re-elected to serve on the Board of Directors for a three year term until the annual meeting of stockholders to be held in 1999. The names of the persons elected as directors are as follows:

                            Howard E. Greene, Jr.
                              Richard M. Haugen
                               Lester J. Kaplan
                             Leonard D. Schaeffer


         The terms of the following directors continued after the meeting:


                       Class II (term expires in 1997)
                       -------------------------------

                               Herbert W. Boyer
                              Tamara J. Erickson
                               William R. Grant
                                Louis T. Rosso
                             William C. Shepherd

                       Class III (term expires in 1998)
                       --------------------------------

                               Handel E. Evans
                               Gavin S. Herbert
                               Leslie G. McCraw
                                 Henry Wendt


        Two other matters were voted on and approved, namely, amendment and restatement of the Allergan, Inc. 1989 Incentive Compensation Plan and amendment of the Allergan, Inc. 1989 Nonemployee Director Stock Plan.

        A summary of the voting follows:

                                                         Broker
Directors                   For           Withheld      Non-votes
- ---------                ----------       --------      ---------
Howard E. Greene, Jr.    54,215,322       675,931
Richard M. Haugen        54,192,445       698,808
Lester J. Kaplan         54,178,706       712,547
Leonard D. Schaeffer     53,977,799       913,454

Allergan, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders. (Continued)


                                                                Broker
Other Matters                  For       Against     Abstain    Non-votes
- -------------               ----------  ----------   --------   ---------
Amendment and Restatement   53,401,975   1,268,461   220,817        0
of the 1989 Incentive
Compensation Plan

Amendment to the 1989       44,066,752  10,079,743   744,758        0
Nonemployee Director
Stock Plan


Item 6.  Exhibits and Reports on Form 8-K

           - Exhibits
               (numbered in accordance with Item 601 of Regulation S-K)

               (10.1) Restated Allergan, Inc. Employee Stock Ownership Plan

               (10.2) Restated Allergan, Inc. Savings and Investment Plan

               (10.3) Restated Allergan, Inc. Pension Plan

               (10.4) Allergan, Inc. 1989 Nonemployee Director Stock Plan

               (10.5) Restated Allergan, Inc. Supplemental Retirement
                      Income Plan

               (10.6) Restated Allergan, Inc. Supplemental Executive Benefit
                      Plan

               (10.7) $250,000,000 Credit Agreement dated as of December 22,
                      1993 and amended and restated as of May 10, 1996 among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Agent and Bank of America National Trust and Savings Association, as Co-Agent

               (11)   Statement re Computation of Per Share Earnings

               (27)   Financial Data Schedule

           - Reports on Form 8-K.  None.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1996                       ALLERGAN, INC.
      ----------------


                                         /s/ A. J. Moyer
                                         --------------------------------------
                                         A. J. Moyer
                                         Corporate Vice President and
                                          Chief Financial Officer