Form 10-Q
period 1996-06-30
ALLERGAN INC
filed 1996-08-13
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


- -------------------------------------------------------------------------------
 (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996.........................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

- -------------------------------------------------------------------------------

 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 JUNE 30, 1996                                            1-10269

                                 ALLERGAN, INC.

 A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                       95-1622442

                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92612

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

As of July 31, 1996 there were 65,231,226 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                                                                             Page
 PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months and Six Months Ended
                         June 30, 1996 and 1995
                (B)      Consolidated Balance Sheets -                         4
                         June 30, 1996 and December 31, 1995
                (C)      Consolidated Statements of Cash Flows -               5
                         Six Months Ended June 30, 1996 and 1995
                (D)      Notes to Consolidated Financial Statements            6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                     7-10

 PART II - OTHER INFORMATION

     ITEM 5                                                                   11
     ITEM 6                                                                   11

 Signature                                                                    12

 Exhibits

 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)

                                                     Three months                       Six months
                                                    ended June 30,                    ended June 30,
                                                 ---------------------             ---------------------
                                                 1996             1995             1996             1995
                                                 ----             ----             ----             ----
Net Sales                                       $289.6           $262.2           $547.7           $490.5

 Operating costs and expenses:
         Cost of sales                            97.3             81.7            183.0            152.8
         Selling, general and
           administrative                        123.2            116.4            237.5            219.9
         Research and development                 27.5             26.4             54.3             52.0
         Restructuring charge                     34.2               --             34.2               --
         Asset write-offs                          6.7               --              6.7               --
         Contribution to ALRT                       --             50.0               --             50.0
                                                ------           ------           ------           ------
                                                 288.9            274.5            515.7            474.7
                                                ------           ------           ------           ------

 Operating income (loss)                           0.7            (12.3)            32.0             15.8

 Nonoperating income (expense):
         Interest income                           2.6              1.9              4.9              5.0
         Interest expense                         (3.5)            (3.2)            (6.8)            (5.5)
         Other, net                                0.7              2.4              2.9              4.8
                                                ------           ------           ------           ------
                                                  (0.2)             1.1              1.0              4.3
                                                ------           ------           ------           ------

 Earnings (loss) from operations
   before income taxes and
   minority interest                               0.5            (11.2)            33.0             20.1

 Provision for income taxes                        0.2             11.4              9.6             20.6

 Minority interest                                (0.4)             0.4             (0.4)             0.8
                                                ------           ------            -----           ------

 Net Earnings (Loss)                            $  0.7           $(23.0)           $23.8           $ (1.3)
                                                ======           ======            =====           ======

 Net Earnings (Loss) Per Common Share           $ 0.01           $(0.36)           $0.36           $(0.02)
                                                ======           ======            =====           ======

 Weighted Average Common
   Shares Outstanding                             65.9             64.1             65.7             64.0





 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)


                                                         June 30,     December 31,
                                                           1996           1995
                                                       ------------   ------------
                                 ASSETS
Current assets:
        Cash and equivalents                            $  116.7        $  102.3
        Trade receivables, net                             217.2           205.7
        Inventories                                        131.0           120.8
        Other current assets                               102.2            93.5
                                                        --------        --------
                Total current assets                       567.1           522.3
Investments and other assets                               167.1           160.8
Property, plant and equipment, net                         345.0           357.5
Goodwill and intangibles, net                              254.8           275.7
                                                        --------        --------

                Total assets                            $1,334.0        $1,316.3
                                                        ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                   $   65.1        $   58.5
        Accounts payable                                    60.8            58.7
        Accrued expenses                                   170.6           173.1
        Income taxes                                        34.2            41.3
                                                        --------        --------
                Total current liabilities                  330.7           331.6
 Long-term debt                                            252.8           266.7
 Other liabilities                                          54.5            49.1

 Commitments and contingencies

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized           --              --
          5,000,000 shares; none issued
        Common stock, $.01 par value; authorized
          150,000,000 shares; issued 67,279,000
          and 67,336,000 shares                              0.7             0.7
        Additional paid-in capital                         201.0           199.7
        Foreign currency translation
          adjustment                                         1.4             4.7
        Other                                                4.1            (1.4)
        Retained earnings                                  536.8           527.4
                                                        --------        --------
                                                           744.0           731.1

        Less - treasury stock, at cost
        (2,162,000 and 3,147,000 shares)                   (48.0)          (62.2)
                                                        --------        --------
                Total stockholders' equity                 696.0           668.9
                                                        --------        --------

                Total liabilities and
                 stockholders' equity                   $1,334.0        $1,316.3
                                                        ========        ========

 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                                               Six months
                                                                             ended June 30,
                                                                            ----------------
                                                                            1996        1995
                                                                            ----        ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                                               $ 23.8      $  (1.3)
        Non-cash items included in net earnings:
                Depreciation and amortization                               33.8         29.0
                Amortization of prepaid royalties                            4.6          4.6
                Deferred income taxes                                       (1.6)         0.1
                Loss on sale of assets                                       4.0          1.1
                Expense of compensation plans                                2.9          1.9
                Minority interest                                           (0.4)         0.8
                Restructuring charge                                        34.2           --
                Asset write-offs                                             6.7           --
        Changes in assets and liabilities:
                Trade receivables                                          (19.4)       (11.1)
                Inventories                                                (14.1)        (5.5)
                Accounts payable                                             6.0         (7.5)
                Accrued liabilities                                        (19.1)       (15.6)
                Income taxes                                                 0.6        (38.9)
                Other                                                       (5.3)       (15.8)
                                                                          ------      -------

                Net cash provided by/(used in)
                  operating activities                                      56.7        (58.2)
                                                                          ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                         (24.9)       (25.6)
        Disposals of property, plant and equipment                           5.2          0.3
        Prepayments of royalties                                              --        (14.6)
        Acquisitions of businesses                                            --        (63.6)
        Other, net                                                         (12.0)       (17.5)
                                                                          ------      -------

                Net cash used in investing activities                      (31.7)      (121.0)
                                                                          ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                           (15.3)       (14.6)
       Net borrowings under commercial paper obligations                   (14.9)        87.8
       Increase/(decrease) in notes payable                                  4.4         (0.9)
       Sale of stock to employees                                           10.6          8.8
       Proceeds from long term debt                                         16.2         66.1
       Repayments of long term debt                                         (8.8)        (6.5)
       Acquisition of capital leases                                        (0.2)          --
                                                                          ------      -------
                Net cash provided by/(used in)
                  financing activities                                      (8.0)       140.7
                                                                          ------      -------

       Effect of exchange rates on cash and
         equivalents                                                        (2.6)         6.4
                                                                          ------      -------

       Net increase/(decrease) in cash and equivalents                      14.4        (32.1)

       Cash and equivalents at beginning of period                         102.3        130.7
                                                                          ------      -------

       Cash and equivalents at end of period                              $116.7      $  98.6
                                                                          ======      =======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.              Components of inventory were:

                                June 30,            December 31,
                                  1996                  1995
                             ---------------      ----------------
                                         (in millions)
 Finished goods                    $ 88.0               $ 83.0
 Work in process                     17.0                 11.3
 Raw materials                       26.0                 26.5
                                   ------               ------

        Total                      $131.0               $120.8
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

5. On July 23, 1996 the Board of Directors declared a quarterly cash dividend of $0.12 per share, payable September 16, 1996 to stockholders of record on August 26, 1996.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

RESULTS OF OPERATIONS
- ---------------------

The following table compares 1996 and 1995 net sales by Product Line for the second quarter and year-to-date periods:

                                                Three Months                       Six Months
                                               Ended June 30,                    Ended June 30,
                                               --------------                    --------------
                                                                 (in millions)
Net Sales by Product Line:                  1996           1995               1996           1995
                                            ----           ----               ----           ----

Eye Care
    Pharmaceuticals                        $108.1          $ 99.3            $206.1         $184.9
    Surgical                                 47.1            48.4              87.6           88.5
    Optical Lens Care                       103.6            93.6             195.1          178.6
                                           ------          ------            ------         ------
                                            258.8           241.3             488.8          452.0
Skin Care                                    14.4             8.8              28.2           16.3
Botox(R)                                     16.4            12.1              30.7           22.2
                                           ------          ------            ------         ------

Total Net Sales                            $289.6          $262.2            $547.7         $490.5
                                           ======          ======            ======         ======


For the quarter ended June 30, 1996 total net sales increased 10% to $289.6 million as compared to the second quarter of 1995. Net sales for the six months ended June 30, 1996 were $547.7 million, or 12% greater than the comparable 1995 amount. Sales growth excluding the impact of foreign exchange between comparable periods was 13% for the second quarter and the six months ended June 30, 1996. Net sales in international markets were $176.3 million or 61% of total net sales for the second quarter, and $325.0 million or 59% of total net sales for the six months ended June 30, 1996. In 1995, net sales in international markets were $148.2 million or 57% of total net sales for the second quarter, and $274.1 million or 56% of total net sales for the six months ended June 30,1995.

During 1995, Allergan acquired five businesses. Results in the second quarter of 1996 include sales of Laboratorios Frumtost S.A. (Frumtost), Herald Pharmacal, and the Pilkington Barnes Hind contact lens care product line with no comparable 1995 amounts. Sales from such acquired businesses account for the entire increase in sales in the second quarter of 1996, and 91% of the increase for the six months ended June 30, 1996.

For the three months ended June 30, 1996, Eye Care Pharmaceuticals sales increased 9% over the comparable 1995 period. For the six months ended June 30, 1996, such sales increased by 11% over the comparable 1995 period. Sales in the United States decreased $8.5 million in the quarter and $10.1 million in the first six months of 1996 primarily as a result of decreases in net realized prices of eye care products. Price decreases are primarily the result of increased price discounting to managed care organizations which represent an increasing portion of sales. Sales in international markets increased by $17.3 million in the quarter and $31.3 million in the first six months of 1996 primarily as a result of sales of Frumtost products totaling $11.7 million for the second quarter and $21.3 million for the first six months of 1996.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
- ---------------------------------

Surgical sales decreased 3% in the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996, surgical sales were 1% less than the comparable period in 1995. For the second quarter, domestic sales decreased 16% while international sales increased 10% over the second quarter of 1995. For the six month period ended June 30, 1996, domestic sales decreased 16% and international sales increased 14% compared to the first six months of 1995. Declines in cataract surgeries due to inclement weather in the first quarter in the United States, together with the initiation of a limited, voluntary recall of certain AMO(R) PhacoFlex II(R) Model SI-30 intraocular lenses ("IOLs") impacted 1996 operating results. Sales in international markets increased primarily as a result of increased market penetration in the sales of silicone IOLs, and phacoemulsification equipment manufactured by Optical Micro Systems (OMS). OMS was acquired in January 1995.

Optical lens care sales of $103.6 million for the three months ended June 30, 1996 were 11% higher than the second quarter of 1995. Sales for the six months ended June 30, 1996 of $195.1 million increased by 9% compared to 1995 sales. Domestic optical sales increased by 15% in the second quarter and by 13% in the first six months of 1996 compared to comparable 1995 amounts. Optical sales in international markets increased by 9% in the second quarter and 8% in the first six months of 1996 compared to comparable 1995 results. Worldwide sales of Barnes Hind products contributed $11.3 million in the quarter and $21.4 million in the first six months of 1996, and accounted for the increases in both domestic and international sales. Decreases in base business sales, excluding Barnes Hind products, were primarily the result of decreases in Europe due to new private label competition and the continuing market shift from traditional peroxide systems to more convenient and lower priced one-bottle disinfection systems.

Skin Care Pharmaceuticals second quarter 1996 sales were 64% higher than the comparable quarter in 1995. Sales for the six months ended June 30, 1996 were 73% higher than the comparable period in 1995. Sales of Herald Pharmacal products contributed the majority of the 1996 increases.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 36% in the second quarter and 38% in the first six months of 1996 compared to 1995 results. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the second quarter of 1996 was 66.4% of net sales, which represents a 2.4 percentage point decrease from the second quarter of 1995. The gross margin percentage for the six months ended June 30, 1996 was 66.6% representing a 2.2 percentage point decrease from the comparable 1995 percentage. The gross margin percentage declined in 1996 compared to 1995 primarily as a result of declines in margins in the contact lens care product line. Such declines were due, in part, to lower margins in the recently acquired Barnes Hind product line. Declines in eye care pharmaceutical margins, due in part to lower margins in Frumtost products, also contributed to the decline in gross margin percentage. Gross margin increased in the second quarter of 1996 and for

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
- ---------------------------------

the first six months of 1996 over comparable 1995 periods as a result of increases in net sales offset by the decreases in gross margin percentage.

Operating income was $0.7 million for the second quarter and $32.0 million for the six months ended June 30, 1996. Second quarter results in 1996 include special charges for restructuring costs of $34.2 million and asset write-offs of $6.7 million. Results for the second quarter of 1995 include a charge of $50.0 million for a contribution to a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. (ALRT). Excluding the impact of the special charges in 1996 and the contribution to ALRT in 1995, operating income was $41.6 million for the second quarter and $72.9 million for the six months ended June 30, 1996, compared to $37.7 million for the second quarter and $65.8 million for the first six months of 1995. The second quarter 1996 amount represents a 10% increase while the six month result reflects an 11% increase in operating income compared to 1995 results. Operating income for the second quarter and six months ended June 30, 1996, excluding the special charges in 1996 and 1995, increased as a result of increased gross margin from increased sales. Offsetting these increases were increased SG&A expenses relating primarily to promotional activities and goodwill amortization related to acquired businesses.

Net earnings were $0.7 million in the second quarter and $23.8 million for the first six months of 1996. The Company incurred net losses of $23.0 million for the second quarter and $1.3 million for the first six months of 1995. The impact on 1996 amounts from the restructuring charge was $24.3 million net of applicable income taxes, and from the asset write-offs was $4.8 million net of applicable income taxes. The 1995 amounts include the $50.0 million charge for the contribution to ALRT. Excluding the impact on net earnings from the restructuring charge and asset write-offs in 1996 and the contribution to ALRT in 1995, net earnings for the second quarter were $29.8 million compared to $27.0 million in 1995, and for the six months ended June 30, 1996, net earnings were $52.9 million compared to $48.7 million in 1995. Net earnings, excluding the special charges in 1995 and 1996, increased in the second quarter as a result of the increase in operating income offset by increased currency translation losses and income taxes. For the six months ended June 30, 1996, net earnings, excluding the special charges in 1995 and 1996, increased as a result of an increase in operating income offset by increases in currency translation losses, interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, the Company had four long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $18.5 million through November 1996, and $27.7 million through 1999, $250.0 million through 2001, and $46.3 million through 2003. The note program allows the Company to issue up to $200 million in notes. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of June 30, 1996, the Company had $81.5 million in borrowings under three of the credit facilities and $85.0

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995 (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)
- -------------------------------------------

million under the note program. As of June 30, 1996, the Company has classified $61.6 million of its commercial paper borrowings and $81.5 million borrowed under the credit facilities as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of June 30, 1996, the Company had commercial paper borrowings of $91.6 million.

The net cash provided by operating activities for the six months ended June 30, 1996 was $56.7 million compared with $58.2 million used in operating activities for the respective 1995 period. Operating cash flow in 1995 was reduced primarily by the $50 million charge for the contribution to ALRT. In addition, operating cash flow in 1995 was decreased as a result of a significant reduction in income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $24.9 million in new facilities and equipment during the six months ended June 30, 1996 compared to $25.6 million during the same period in 1995. In 1995, the Company invested $63.6 million in the acquisition of businesses including OMS and a pharmaceutical business in Brazil.

Cash used in financing activities was $8.0 million in the six months ended June 30, 1996 compared to $140.7 million cash provided by financing activities in 1995. The amounts include dividend outflows of $15.3 million in 1996 and $14.6 million in 1995. The 1995 amount includes proceeds from commercial paper and long-term debt to provide cash to fund acquisitions of businesses, the contribution to ALRT, and prepayments of royalties.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5.         Other Information.

        None.

Item 6.         Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

              10.1       Form of Allergan change in control severance agreement
              10.2       First Amendment to Allergan, Inc. Executive Deferred
                         Compensation Plan
              10.3       First Amendment to Allergan, Inc. Employee Stock
                         Ownership Plan
              10.4       First Amendment to Allergan, Inc. Savings and
                         Investment Plan
              11         Statement re Computation of Per Share Earnings
              27         Financial Data Schedule

        - Reports on Form 8-K.  None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 12, 1996                 ALLERGAN, INC.



                                        /s/ A. J. Moyer
                                        ------------------------------------
                                        A. J. Moyer
                                        Corporate Vice President and
                                        Chief Financial Officer