Form 10-Q
period 1996-09-30
ALLERGAN INC
filed 1996-11-07
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 ------------------------------------------------------------------------------
 (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 ------------------------------------------------------------------------------


 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 SEPTEMBER 30, 1996                                      1-10269


                                 ALLERGAN, INC.


 A DELAWARE CORPORATION                         IRS EMPLOYER IDENTIFICATION
                                                         95-1622442


                  2525 DUPONT DRIVE, IRVINE, CALIFORNIA  92612


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

 (1)    X     yes         no
     -------      -------
 (2)    X     yes         no
     -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of October 25, 1996 there were 65,466,093 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX




                                                                       Page
                                                                       ----
 PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          (A)      Consolidated Statements of Earnings -                 3
                   Three Months and Nine Months Ended
                   September 30, 1996 and 1995

          (B)      Consolidated Balance Sheets -                         4
                   September 30, 1996 and December 31, 1995

          (C)      Consolidated Statements of Cash Flows -               5
                   Nine Months Ended September 30, 1996 and 1995

          (D)      Notes to Consolidated Financial Statements            6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                   7-10

 PART II - OTHER INFORMATION

     ITEM 5                                                             11

     ITEM 6                                                             12

 Signature                                                              13

 Exhibits

 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)


                                                               Three months                      Nine months
                                                           ended September 30,               ended September 30,
                                                           -------------------               -------------------
                                                          1996             1995             1996             1995
                                                          ----             ----             ----             ----
Net Sales                                                $287.5           $273.6           $835.2           $764.1

 Operating costs and expenses:
         Cost of sales                                     99.7             83.6            282.7            236.4
         Selling, general and
           administrative                                 111.3            112.0            348.8            331.9
         Research and development                          26.9             27.9             81.2             79.9
         Restructuring charge                              28.5               --             62.7               --
         Asset write-offs                                   0.3               --              7.0               --
         Contribution to ALRT                                --               --               --             50.0
                                                         ------           ------           ------           ------
                                                          266.7            223.5            782.4            698.2
                                                         ------           ------           ------           ------

 Operating income (loss)                                   20.8             50.1             52.8             65.9

 Nonoperating income (expense):
         Interest income                                    5.8              2.3             10.7              7.3
         Interest expense                                  (3.1)            (4.7)            (9.9)           (10.2)
         Other, net                                         0.7              1.2              3.6              6.0
                                                         ------           ------           ------           ------
                                                            3.4             (1.2)             4.4              3.1
                                                         ------           ------           ------           ------

 Earnings (loss) from operations
   before income taxes and
   minority interest                                       24.2             48.9             57.2             69.0

 Provision for income taxes                                 7.0             14.4             16.6             35.0

 Minority interest                                         (0.1)             0.3             (0.5)             1.1
                                                         ------           ------           ------           ------

 Net Earnings (Loss)                                     $ 17.3           $ 34.2           $ 41.1           $ 32.9
                                                         ======           ======           ======           ======

 Net Earnings (Loss) Per Common Share                    $ 0.26           $ 0.53           $ 0.62           $ 0.51
                                                         ======           ======           ======           ======

 Weighted Average Common
   Shares Outstanding                                      66.2             65.1             65.9             64.7





 See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Balance Sheets
(In millions, except share data)


                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  ------------
                             ASSETS
 Current assets:
        Cash and equivalents                       $  136.0       $  102.3
        Trade receivables, net                        220.6          205.7
        Inventories                                   133.1          120.8
        Other current assets                          108.6           93.5
                                                   --------       --------
                Total current assets                  598.3          522.3
Investments and other assets                          159.9          160.8
Property, plant and equipment, net                    348.3          357.5
Goodwill and intangibles, net                         249.0          275.7
                                                   --------       --------

                Total assets                       $1,355.5       $1,316.3
                                                   ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                              $   66.9       $   58.5
        Accounts payable                               55.5           58.7
        Accrued expenses                              186.7          173.1
        Income taxes                                   37.2           41.3
                                                   --------       --------
                Total current liabilities             346.3          331.6
 Long-term debt                                       239.3          266.7
 Other liabilities                                     56.0           49.1

 Commitments and contingencies

 Stockholders' equity:
        Preferred stock, $.01 par value;
           authorized 5,000,000 shares;
           none issued                                   --             --
        Common stock, $.01 par value;
           authorized 150,000,000 shares;
           issued 67,258,000 and 67,319,000
           shares                                       0.7            0.7
        Additional paid-in capital                    203.4          199.7
        Foreign currency translation
          adjustment                                    4.0            4.7
        Other                                           1.4           (1.4)
        Retained earnings                             546.9          527.4
                                                   --------       --------
                                                      756.4          731.1

        Less - treasury stock, at cost
        (1,919,000 and 2,786,000 shares)              (42.5)         (62.2)
                                                   --------       --------
                Total stockholders' equity            713.9          668.9
                                                   --------       --------

                Total liabilities and
                 stockholders' equity              $1,355.5       $1,316.3
                                                   ========       ========

 See accompanying notes to consolidated financial statements.

 Allergan, Inc.
 Consolidated Statements of Cash Flows
 (In millions)

                                                            Nine months
                                                         ended September 30,
                                                         -------------------
                                                           1996      1995
                                                           ----      ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                              $  41.1   $  32.9
        Non-cash items included in net earnings:
                Depreciation and amortization               53.8      43.6
                Amortization of prepaid royalties            5.7       5.4
                Deferred income taxes                       (0.4)     (0.5)
                Loss on sale of assets                       0.5       1.3
                Expense of compensation plans                1.4       2.1
                Minority interest                           (0.5)      1.1
                Restructuring charge                        62.7        --
                Asset write-offs                             7.0        --
        Changes in assets and liabilities:
                Trade receivables                          (21.5)    (18.4)
                Inventories                                (16.0)     (5.8)
                Accounts payable                            (0.7)    (15.5)
                Accrued liabilities                        (24.2)    (14.0)
                Income taxes                                 4.7     (35.7)
                Other                                      (15.4)    (19.6)
                                                         -------   -------

                Net cash provided by/(used in)
                  operating activities                      98.2     (23.1)
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment         (40.0)    (39.9)
        Disposals of property, plant and equipment           3.7       0.9
        Prepayments of royalties                              --     (14.6)
        Acquisitions of businesses                            --    (109.5)
        Other, net                                          (9.9)    (32.3)
                                                         -------   -------

                Net cash used in investing activities      (46.2)   (195.4)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                           (23.0)    (22.2)
       Net borrowings (repayments) under commercial
         paper obligations                                 (27.5)    112.2
       Increase in notes payable                             4.0       4.6
       Sale of stock to employees                           15.8      13.8
       Proceeds from long term debt                         18.8      69.0
       Repayments of long term debt                         (9.7)     (7.0)
       Other financing                                       0.4        --
                                                         -------   -------
                Net cash provided by/(used in)
                  financing activities                     (21.2)    170.4
                                                         -------   -------

       Effect of exchange rates on cash and
         equivalents                                         2.9       2.0
                                                         -------   -------

       Net increase/(decrease) in cash and equivalents      33.7     (46.1)

       Cash and equivalents at beginning of period         102.3     130.7
                                                         -------   -------

       Cash and equivalents at end of period             $ 136.0   $  84.6
                                                         =======   =======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.    Components of inventory were:

                                          September 30,        December 31,
                                              1996                 1995
                                          -------------        ------------
                                                     (in millions)
 Finished goods                              $ 93.0                $ 83.0
 Work in process                               13.5                  11.3
 Raw materials                                 26.6                  26.5
                                             ------                ------

        Total                                $133.1                $120.8
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

5. On October 16, 1996 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable December 9, 1996 to stockholders of record on November 18, 1996.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS
---------------------

The following table compares 1996 and 1995 net sales by Product Line for the third quarter and year-to-date periods:


                                                     Three Months                       Nine Months
                                                  Ended September 30,               Ended September 30,
                                                  -------------------               -------------------
                                                                      (in millions)
Net Sales by Product Line:                       1996           1995               1996           1995
                                                 ----           ----               ----           ----
Eye Care
    Pharmaceuticals                            $102.7          $112.3              $308.8         $297.2
    Surgical                                     46.9            47.5               134.5          136.0
    Optical Lens Care                           104.7            90.5               299.8          269.1
                                               ------          ------              ------         ------
                                                254.3           250.3               743.1          702.3
Skin Care                                        16.0            11.1                44.2           27.4
Botox(R)                                         17.2            12.2                47.9           34.4
                                               ------          ------              ------         ------

Total Net Sales                                $287.5          $273.6              $835.2         $764.1
                                               ======          ======              ======         ======


For the quarter ended September 30, 1996 total net sales increased 5% to $287.5 million as compared to the third quarter of 1995. Net sales for the nine months ended September 30, 1996 were $835.2 million, or 9% greater than the comparable 1995 amount. Sales growth excluding the impact of foreign exchange between comparable periods was 7% for the third quarter and 11% for the nine months ended September 30, 1996. Net sales in international markets were $170.4 million or 59% of total net sales for the third quarter, and $495.4 million or 59% of total net sales for the nine months ended September 30, 1996. In 1995, net sales in international markets were $152.5 million or 56% of total net sales for the third quarter, and $426.6 million or 56% of total net sales for the nine months ended September 30,1995.

During 1995, Allergan acquired five businesses. Results in the third quarter of 1996 include sales of the Pilkington Barnes Hind contact lens care product line with no comparable 1995 amounts. Sales from acquired businesses account for the entire increase in sales in third quarter of 1996 and for the nine months ended September 30, 1996.

For the three months ended September 30, 1996, Eye Care Pharmaceuticals sales decreased 9% from the comparable 1995 period. For the nine months ended September 30, 1996, such sales increased by 4% over the comparable 1995 period. Sales in the United States decreased $13.8 million in the quarter and $23.9 million in the first nine months of 1996 primarily as a result of increased generic intrusion and decreases in net realized prices of eye care products. Price decreases are primarily the result of continued price discounting to managed care organizations and government sponsored organizations which represent an increasing portion of sales. Sales in international markets increased by $4.2 million in the quarter and $35.5 million in the first nine months of 1996. The nine month increase is primarily the result of sales of products of Laboratorios Frumtost S.A. (acquired in 1995) totaling $21.3 million for the first six months of 1996.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

Surgical sales decreased 1% in the third quarter of 1996 and for the first nine months of 1996 from the comparable periods in 1995. For the third quarter, domestic sales decreased 8% while international sales increased 4% over the third quarter of 1995. For the nine month period ended September 30, 1996, domestic sales decreased 9% and international sales increased 7% compared to the first nine months of 1995. Declines in cataract surgeries due to inclement weather in the first quarter in the United States, together with the initiation of a limited, voluntary recall of certain AMO(R) PhacoFlex II(R) Model SI-30 intraocular lenses ("IOLs") impacted 1996 operating results. Sales in international markets increased primarily as a result of increased market penetration in the sales of silicone IOLs, and phacoemulsification equipment manufactured by Optical Micro Systems (OMS). OMS was acquired in January 1995. Sales worldwide have been negatively impacted by decreases in average selling prices of IOLs in 1996 compared to 1995 results.

Optical lens care sales of $104.7 million for the three months ended September 30, 1996 were 16% higher than the third quarter of 1995. Sales for the nine months ended September 30, 1996 of $299.8 million increased by 11% compared to 1995 sales. Domestic optical sales increased by 14% in the third quarter and by 13% in the first nine months of 1996 compared to comparable 1995 amounts. Optical sales in international markets increased by 16% in the third quarter and 11% in the first nine months of 1996 compared to comparable 1995 results. Worldwide sales of Barnes Hind products contributed $12.9 million in the quarter and $34.3 million in the first nine months of 1996, and accounted for the increases in both domestic and international sales. The year-to-date decrease in base business sales, excluding Barnes Hind products, was the result of decreases in North America and Europe due to new private label competition and the continuing market shift from traditional peroxide systems to more convenient and lower priced one-bottle disinfection systems. In addition, sales of a protein remover in Japan have decreased as a result of a competitive product introduced in 1996.

Skin Care Pharmaceuticals third quarter 1996 sales were 44% higher than the comparable quarter in 1995. Sales for the nine months ended September 30, 1996 were 61% higher than the comparable period in 1995. Sales of Herald Pharmacal products contributed the majority of the nine month 1996 increases. Sales of Azelex(R) cream, a new acne treatment introduced in 1996, contributed the majority of the sales increase in the third quarter of 1996.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 41% in the third quarter and 39% in the first nine months of 1996 compared to 1995 results. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the third quarter of 1996 was 65.3% of net sales, which represents a 4.1 percentage point decrease from the third quarter of 1995. The gross margin percentage for the nine months ended September 30, 1996 was 66.2% representing a 2.9 percentage point decrease from the comparable 1995 percentage. The gross margin percentage declined in 1996 compared to 1995 primarily as a result of declines in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

margins in the contact lens care product line. Such declines were due, in part, to lower margins in the recently acquired Barnes Hind product line. Declines in eye care pharmaceutical margins, due in part to lower margins in Frumtost products, also contributed to the decline in gross margin percentage. Gross margin decreased in the third quarter of 1996. For the first nine months of 1996, gross margin increased over the comparable 1995 period as a result of the increase in net sales offset by the decrease in gross margin percentage.

Operating income was $20.8 million for the third quarter and $52.8 million for the nine months ended September 30, 1996. Third quarter results in 1996 include special charges for restructuring costs of $28.5 million and asset write-offs of $0.3 million. For the nine months ended September 30, 1996, restructuring costs totaled $62.7 million and asset write-offs were $7.0 million. The nine month results for 1995 include a charge of $50.0 million for a contribution to a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. (ALRT). Excluding the impact of the special charges in 1996 and the contribution to ALRT in 1995, operating income was $49.6 million for the third quarter and $122.5 million for the nine months ended September 30, 1996, compared to $50.1 million for the third quarter and $115.9 million for the first nine months of 1995. The third quarter 1996 amount represents a 1% decrease while the nine month result reflects a 6% increase in operating income compared to 1995 results. Operating income for the third quarter of 1996, excluding the special charges in 1996 and 1995, decreased from 1995 as a result of the decreased gross margin offset by decreases in selling, general and administrative expense and research and development. The decreases in expenses are the result of the restructuring activities begun in the second quarter of 1996. Operating income for the nine months ended September 30, 1996, excluding the special charges in 1996 and 1995, increased as a result of increased gross margin from increased sales. Offsetting these increases were increased SG&A expenses relating primarily to promotional activities and goodwill amortization related to acquired businesses.

Net earnings were $17.3 million in the third quarter and $41.1 million for the first nine months of 1996 compared to net earnings of $34.2 million for the third quarter and $32.9 million for the first nine months of 1995. The impact on 1996 amounts, net of applicable taxes, was $20.2 million in the third quarter and $44.5 million for the first nine months from the restructuring charge; and $0.2 million in the third quarter and $5.0 million for the nine months from the asset write-offs. The 1995 amounts include the $50.0 million charge for the contribution to ALRT. Excluding the impact on net earnings from the restructuring charge and asset write-offs in 1996 and the contribution to ALRT in 1995, net earnings for the third quarter were $37.7 million compared to $34.2 million in 1995, and for the nine months ended September 30, 1996, net earnings were $90.6 million compared to $82.9 million in 1995. Net earnings, excluding the special charges in 1995 and 1996, increased in the third quarter of 1996 as a result of an increase in interest income of $3.5 million and a decrease in interest expense of $1.6 million, offset by an increase in income taxes applicable to such increases in income. Interest income in the third quarter of 1996 included a one-time amount of $3.1 million relating to income tax refunds. For the nine months ended September 30, 1996, net

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

earnings, excluding the special charges in 1995 and 1996, increased as a result of an increase in operating income and interest income, offset by increases in currency translation losses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, the Company had four long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $18.4 million through November 1996, and $27.5 million through 1999, $250.0 million through 2001, and $45.9 million through 2003. The note program allows the Company to issue up to $200 million in notes. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. As of September 30, 1996, the Company had $83.2 million in borrowings under three of the credit facilities and $85.0 million under the note program. As of September 30, 1996, the Company has classified $49.0 million of its commercial paper borrowings and $83.2 million borrowed under the credit facilities as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of September 30, 1996, the Company had commercial paper borrowings of $79.0 million.

The net cash provided by operating activities for the nine months ended September 30, 1996 was $98.2 million compared with $23.1 million used in operating activities for the respective 1995 period. Operating cash flow in 1995 was reduced primarily by the $50 million charge for the contribution to ALRT. In addition, operating cash flow in 1995 was decreased as a result of a significant reduction in income taxes payable. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $40.0 million in new facilities and equipment during the nine months ended September 30, 1996 compared to $39.9 million during the same period in 1995. In 1995, the Company invested $109.5 million in the acquisition of businesses including OMS, Laboratorios Frumtost S.A., and Herald Pharmacal.

Cash used in financing activities was $21.2 million in the nine months ended September 30, 1996 compared to $170.4 million cash provided by financing activities in 1995. The amounts include dividend outflows of $23.0 million in 1996 and $22.2 million in 1995. The 1995 amount includes net proceeds from commercial paper and other debt of $178.8 million to provide cash to fund acquisitions of businesses, the contribution to ALRT, and prepayments of royalties.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5.         Other Information.

Annual Meeting
--------------

        The Company's next annual stockholders' meeting will be held on Tuesday, April 22, 1997 at 10:00 A.M. at the Company's headquarters, Irvine, California.

        Nomination of Directors.
        ------------------------

        The Restated Certificate of Incorporation of the Company provides that any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or United States mail, postage prepaid, to Francis R. Tunney, Jr., Secretary, Allergan, Inc., 2525 Dupont Drive, Irvine, CA 92612. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the address provided not less than 30 days nor more than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 40 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of the stockholder and (ii) the class and number of shares of the Company's stock which are beneficially owned by the stockholder on the date of such stockholder notice. The Company may require any proposed nominee to furnish such other information as may be reasonably required by the Company to determine the eligibility of such proposed nominee to serve as director of the Company.

        Other Business.
        ---------------

        As of the date of this Quarterly Report on Form 10-Q, management knows of one other matter that is expected to be brought before the stockholders at the Annual Meeting, namely, approval of the continuation of the Company's Shareholder Rights Plan, as amended by the Board of Directors on September 28, 1993 and as approved by the shareholders on April 19, 1994. If the shareholders approve the proposal, the Plan will continue until the Annual Meeting of Shareholders in the year 2000.

Allergan, Inc.

        --------------

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


 Date:  November 6, 1996                  ALLERGAN, INC.



                                          /s/ A. J. MOYER
                                          --------------------------------
                                              A. J. Moyer
                                              Corporate Vice President and
                                              Chief Financial Officer