Form 10-K
period 1996-12-31
ALLERGAN INC
filed 1997-03-28
CIK 850693

==============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 1-10269


                                 ALLERGAN, INC.
             (Exact name of Registrant as Specified in its Charter)


                  DELAWARE                                 95-1622442
          (State of Incorporation)                      (I.R.S. Employer
            Identification No.)

             2525 DUPONT DRIVE
             IRVINE, CALIFORNIA                                92612
  (Address of principal executive offices)                  (Zip Code)


                 Registrant's telephone number: (714) 752-4500

          Securities registered pursuant to Section 12(b) of the Act:


                                                                    Name of each exchange on
           Title of each class                                     which each class registered
       ------------------------------                              ---------------------------
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

                           Yes  x     No
                              -----      ----
         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,900,000,000 on March 7, 1997, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of March 7, 1997 - 65,549,936 shares

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed filed as part of this Report on Form 10-K.

         Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 22, 1997, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996.

==============================================================================

                               TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . .  14
Item I-A.        Executive Officers of Allergan, Inc. . . . . . . . . . . . . . . . .  14

PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . .  17
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . .  17
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . .  17
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . .  17

PART III

Item 10.         Directors and Executive Officers of Allergan, Inc. . . . . . . . . .  18
Item 11.         Executive Compensation   . . . . . . . . . . . . . . . . . . . . . .  18
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . .  18

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
INDEX OF EXHIBITS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
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

         On March 5, 1997, the Company announced that it expected, at that time, that earnings for the first half of 1997 would be lower than those reported for the first half of 1996, possibly as much as 20% below the comparable 1996 period, excluding the impact of the special charges in the second quarter of 1996. It attributed the expected decline in operating results primarily to launch expenses for new products and the continuing competitive pressures on the eye care business, as well as the impact of foreign currency fluctuations. At the same time, the Company announced the resumption of its stock repurchase plan approved by the Board of Directors in 1993. The existing Board approval permits repurchase of up to 2.9 million shares. Further repurchases would require the approval of the Board.

ALLERGAN BUSINESSES

         The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                                   YEAR ENDED DECEMBER 31
                                                        ------------------------------------------
                                                          1996              1995            1994
                                                        --------           -------         -------
                                                                        (IN MILLIONS)
Eye Care
         Pharmaceuticals                                $  425.1          $  415.1          $390.7
         Surgical                                          184.0             188.7           144.3
         Optical Lens Care                                 406.0             369.8           339.4
                                                        --------          --------          ------
           Total Eye Care                                1,015.1             973.6           874.4
Skin Care                                                   64.7              44.7            37.3
Botox(R)                                                    67.2              48.9            35.5
                                                        --------          --------          ------
Total Net Sales                                         $1,147.0          $1,067.2          $947.2
                                                        ========          ========          ======
Domestic                                                    41.4%             43.6%           47.3%
International                                               58.6%             56.4%           52.7%

The foregoing table does not include sales of discontinued operations.  See
Note 12 of Notes to Consolidated Financial Statements on page 43 of the 1996 Annual Report for further information concerning foreign and domestic operations.

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

         The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling pharmaceutical product is Betagan(R) ophthalmic solution, a topical beta blocker used in the initial treatment of glaucoma. Allergan also markets and sells Propine(R) ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991. In 1993, Allergan entered into an agreement with Schein Pharmaceutical, Inc. ("Schein") whereby Schein markets generic versions of Allergan's Betagan(R) and Propine(R) products in the United States. Both Betagan(R) and Propine(R) currently face generic competition from several companies including Bausch & Lomb and Alcon Laboratories, Inc. (a division of Nestle). In September 1996, Alphagan(R) (brimonidine) was approved in the United States for the treatment of open-angle glaucoma and ocular hypertension; the period of new chemical entity exclusivity for Alphagan(R) extends for five years from the date of approval. In March 1997, Alphagan(R) was also approved in the United Kingdom; the Company will seek approval to market Alphagan(R) in the balance of the European community through the mutual recognition filing process. Also, in March 1997, Alphagan(R) was approved in the United States for acute post-surgical elevated pressure in the eye following argon laser trabeculoplasty.

         The Company also markets several leading ophthalmic products to treat ocular inflammation and infection. Pred Fort(R) and FML(R) Liquifilm(R) suspensions are leading products in the ocular corticosteroid inflammation market. Allergan's Acular(R)(1) ophthalmic

------------------------
(1) Acular , a registered trademark, is licensed from its developer Syntex (U.S.A.) Inc.

solution is indicated for the relief of itch associated with seasonal allergic conjunctivitis and for the treatment of postoperative inflammation in patients who have undergone cataract extraction. An application for U.S. marketing approval for Acular(R) solution for corneal pain was filed with the U.S. Food and Drug Administration ("FDA") in December 1996. Allergan's major products in the anti-infective market are Blephamide(R) suspension, a topical anti-inflammatory and anti-infective, Polytrim(R) solution, a synthetic antimicrobial which treats surface ocular bacterial infections, and Ocuflox(R)/Oflox(R)/Exocin(R) solution, a fluroquinolone which treats bacterial conjunctivitis. In the United States, a marketing approval application for Ocuflox(R) solution for the treatment of corneal ulcers was approved by the FDA in May 1996.

Ophthalmic Surgical Business

         Allergan's ophthalmic surgical business develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic surgical products.

         The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can lead to blindness. Most patients blinded by cataracts can be surgically cured by removing the clouded lens and replacing it with an IOL. The Company currently offers a full line of AMO(R) products used in the performance of cataract surgery, including rigid multi-piece, single-piece and small incision design IOLs. In September 1994, Allergan acquired the worldwide IOL business of Ioptex Research Inc., a division of Smith & Nephew, plc.

         Sales of all models of the Company's IOLs represented 10%, 12% and 11% of total Company sales in 1994, 1995 and 1996, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery include the AMO(R)Phacoflex(R) small incision IOL, introduced in 1989, the AMO(R) PhacoflexII(R)SI-30NB(R) foldable small incision IOL, introduced in April 1993, the AMO(R)SI-40NB(R) foldable small incision IOL, introduced in 1995, and the AMO(R)DuraLens(R) IOL, which was also introduced in 1995. The AMO(R)Array(R) multifocal IOL is available in Brazil and several European countries including Germany, France and Italy. An application for U.S. marketing approval was filed with the FDA in August 1996. The Company believes that the AMO(R)Array(R) multifocal IOL will be viewed by ophthalmic surgeons and cataract patients as a significant improvement in IOL design, providing an improved patient outcome.

         Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a 3 to 4 millimeter incision, compared to incisions of up to 12 millimeters for other techniques. Phacoemulsification is currently utilized in more than 80 percent of cataract procedures in the United States. In 1993 Allergan introduced the AMO(R)Prestige(R) phacoemulsification machine. AMO(R)Prestige(R) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. In January 1995, Allergan acquired Optical Micro Systems, Inc. ("OMS"). OMS develops and manufactures phacoemulsification equipment. This acquisition, along with the acquisition of the Ioptex business in 1994, provided the Company with additional IOL and phacoemulsification equipment product offerings and the capability to manufacture phacoemulsification equipment. The AMO(R)Diplomax(TM) phacoemulsification machine, launched in the U.S. by the Company in November 1995, is the first OMS phaco-technology system introduced since the acquisition. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery.

Optical Business

         The Company has been doing business in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; and enzymatic cleaners to remove protein deposits from contact lenses. In the area of disinfecting products, the Company offers products that can be used in each of the three disinfecting systems: hydrogen peroxide systems, convenient chemical systems and thermal systems. Allergan's leading hydrogen peroxide system products are the Oxysept 1Step(R)/UltraCare(R) hydrogen peroxide neutralizer/disinfection system and the UltraCare(R) system with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Both UltraCare(R) products are marketed in many countries around the world under the brand name, Oxysept 1Step(R). Complete(R) brand Multi-Purpose solution is the Company's convenient, one-bottle chemical disinfection system for soft contact lenses. One-bottle systems, including the Company's product, continue to gain popularity with consumers.

         In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F(R) Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company's contact lens care product business in Japan.

         Sales of the Company's proprietary enzymatic cleaners represented 10%, 9% and 6% of total Company sales in 1994, 1995 and 1996, respectively, and sales of the Company's hydrogen peroxide disinfection systems represented 14%, 14% and 12% of total Company sales in 1994, 1995 and 1996, respectively. It is difficult for the Company to predict what effect, if any, the continued market acceptance of daily disposable contact lenses and the increasing acceptance of the surgical correction of nearsightedness and other forms of visual acuity impairment, especially in the United States, will have on the Company's optical business. However, the Company believes that an acceleration of these trends could result in a material adverse impact on sales of the Company's contact lens care products in the United States.

Skin Care Business

         Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business develops, manufactures and markets therapeutic as well as cosmetic skin care products, primarily in the United States and Argentina. Azelex(R) (azelaic acid) cream for the topical treatment of mild to moderate inflammatory acne vulgaris was launched in the U.S. in December 1995 and has been well received in the market. The therapeutic product line also includes Elimite(R) cream for the treatment of scabies, Naftin(R), a topical anti-fungal gel and cream and Gris-Peg(R) tablets, a systemic anti-fungal product.

         During the fourth quarter of 1996, the Company received approval from the German Ministry of Health (Bfarm) to market Zora(R) (tazarotene) 0.05% and 0.1% topical gels to treat mild-to-moderate plaque psoriasis. The Company has received an approvable letter for TazoracTM (the trade name for Zorac(R) in the United States) for the treatment of plaque psoriasis and acne and is currently in final labeling discussions with the FDA.

         The Company also develops, manufactures and markets glycolic acid-based skin care products as a result of its 1995 acquisition of the assets of Herald Pharmacal, Inc.

Botox(R)/Movement Disorder Business

         Allergan's Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex injection is used in the treatment of certain movement disorders which are characterized by involuntary muscle contractions or spasms. Botox(R) purified neurotoxin complex injection is marketed in the United States and a number of other major countries for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness) and strabismus (misalignment of the eyes) in people 12 years of age and over. In May 1994, Botox(R) was approved in the United Kingdom for blepharospasm and hemifacial spasm. In March 1991, an application was filed with the FDA for approval of a non-ophthalmic claim for the treatment of a neck and shoulder movement disorder known as cervical dystonia (spasmodic torticollis) affecting 160,000 people in the U.S. In March 1995, in response to a request from the FDA, Allergan initiated additional clinical trials in support of the cervical dystonia filing. Botox(R) purified neurotoxin complex has been approved in Canada and several European countries for the treatment of cervical dystonia. Sales of Botox(R) have grown at the rate of over 37% per year for the last two fiscal years.

EMPLOYEE RELATIONS

         At December 31, 1996, the Company employed approximately 6,100 persons throughout the world, including approximately 2,500 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

         The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 52.7%, 56.4% and 58.6% of total sales for the years ended December 31, 1994, 1995 and 1996, respectively. Allergan believes that its well-established international market presence provides it with a competitive advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

         Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

         In Japan, the second largest eye care market in the world, certain of Allergan's eye care pharmaceutical products have been licensed to Santen Pharmaceuticals ("Santen"), the largest eye care pharmaceutical manufacturer in
Japan.   Allergan also directly markets contact lens care products, IOLs and other eye care surgical products, for which it has a leading market position.

         In 1993 and 1994, Allergan launched its Complet(R) brand contact lens care products and two ophthalmic pharmaceutical products, Propine(R) and Betagan(R) solutions, in the People's Republic of China. In 1995, the Company received government approval to do business through its wholly foreign owned entity, Allergan Pharmaceutical (Hangzhou) Co. Ltd., and five additional products were launched. The Company also began construction of its new manufacturing facility in Hangzhou in October, 1995. Also, in June 1995, Allergan acquired Laboratorios Frumtost, S.A., a manufacturer of ophthalmic and other pharmaceutical products in Brazil. In 1994, Allergan and Nicholas Piramal India Limited formed Allergan India Private Ltd., a joint venture to manufacture and market eye care products in India. Since 1994, 13 ophthalmic pharmaceutical products and Botox(R) purified neurotoxin complex have been approved for sale in India.

SALES AND MARKETING

         Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye and skin care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been utilizing its resources increasingly with managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1996, the Company employed approximately 1,100 sales representatives throughout the world.

RESEARCH AND DEVELOPMENT

         The Company's global research and development efforts focus on eye care, skin care and neuromuscular products that are safe, effective, convenient and have an economic benefit. The Company's own research and development activities are supplemented by a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations, joint ventures and acquisition efforts, including the establishment of research relationships with academic institutions and individual researchers.

         At December 31, 1996, there were, in the aggregate, approximately 700 people involved in the Company's research and development efforts. The Company's research and development expenditures associated with continuing operations for 1994, 1995 and 1996 were $111.5 million, $116.7 million and $118.3 million, respectively, excluding amounts spent by Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT").

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

         Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the AMO(R)Array(R) multifocal IOL, designed to allow patients to see well over a range of distances and the AMO(R)Clariflex(TM), an acrylic foldable IOL. The Company filed for U.S. marketing approval for the the AMO(R)Array(R) multifocal IOL in August 1996 and anticipates filing for U.S. marketing approval for the AMO(R)Clariflex(TM) acrylic foldable IOL in 1998.

         Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex to include treatment for cervical dystonia, juvenile cerebral palsy, spasticity and pain.

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

         During 1992, the Company entered into a joint venture ("Joint Venture") with Ligand Pharmaceuticals Incorporated ("Ligand") to combine Ligand's knowledge of intracellular receptor technology with the Company's experience in receptor-selective retinoids for topical use. In December 1994, the Company and Ligand announced the formation of a new research and development company, ALRT, to devote $100 million to accelerate the activities of the Joint Venture related to the discovery and development of drugs based on receptor selective retinoids. In May 1995, Allergan and Ligand funded ALRT, in part, through a rights offering (the "Offering") of $32.5 million of ALRT Units (consisting of one share of ALRT common stock and two warrants to purchase one share each of Ligand common stock) to their respective shareholders. In June 1995, upon completion of the Offering, Allergan and Ligand contributed all Joint Venture technology and assets to ALRT and made cash payments to ARLT of $50 million and $17.5 million, respectively. Allergan accounted for its contribution as a one-time charge to operating expense at the time of the contribution. In connection with the Offering, the Joint Venture was dissolved and Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland"), a wholly owned subsidiary of the Company, acquired an additional $6 million of Ligand common stock. As a result, Allergan Ireland owns approximately 11% of the outstanding common stock of Ligand.

         Ligand, or if not exercised by Ligand then Allergan, has the option to purchase all of the common stock of ALRT during a specified period in the future. If Ligand exercises its option, Allergan has the right to acquire an undivided one-half interest in ALRT technology and 50 percent of all other ALRT assets. Additionally, after the earlier of a specified date or approval for commercial sale, Ligand and Allergan have the option to acquire 9-cis retinoic acid (known as ALRT 1057 or Panretin(TM)(2), one of the compounds under development by ALRT, prior to the exercise of the option to acquire ALRT stock. ALRT, Ligand and Allergan have entered into a commercialization agreement which provides for the marketing, manufacture and sale by Ligand and/or Allergan of the retinoid products developed by ALRT. In May 1995, the Company and Ligand initiated a Phase IIb clinical trial program for oral PanretinTM (ALRT 1057) in non-Hodgkin's lymphoma and, in combination with alpha interferon, in renal cell carcinoma. Additional Phase IIb trials of oral PanretinTM (ALRT 1057) are under way in other cancer indications and HIV related disorders. ALRT is also conducting Phase III studies for topical PanretinTM (ALRT 1057) in Kaposi's sarcoma.

           In September 1995, the Company entered into an option agreement with Peptech (UK) Ltd. for the development and commercialization of certain therapeutic products based on its GMDP (a synthetic glucosaminyl muramyl dipeptide) compound for dermatology indications, such as psoriasis, ophthalmology and oncology. In October 1996, the Company entered into an exclusive collaboration agreement with SUGEN, Inc. to identify, develop and commercialize novel pharmaceutical compounds utilizing SUGEN's proprietary small molecule signal transduction inhibition technology for the treatment of ophthalmic neovascular diseases, such as age-related macular degeneration and diabetic retinopathy. In November 1996, the Company entered into a collaboration agreement with Cambridge NeuroScience, Inc. ("CNSI") to develop new treatments for glaucoma and other serious ophthalmic diseases. CNSI specializes in glutamate ion channel-blocker and sodium channel technology.


------------------
(2) Panretin(TM)  is a trademark of Allergan Ligand Retinoid Therapeutics, Inc.

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

COMPETITION

         Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan, although these companies do not necessarily compete in all of Allergan's product lines. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle), Bausch & Lomb, Chiron Vision (a subsidiary of Chiron Corporation), CIBA Vision Ophthalmics (a division of Novartis), Merck & Co., Inc., Pharmacia Ophthalmics (a subsidiary of Pharmacia & Upjohn) and Storz Ophthalmics (a division of American Home Products Corporation). These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

GOVERNMENT REGULATION

         Drugs, biologics and medical devices, including intraocular lenses
(IOLs) and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of most of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by many foreign health agencies prior to sale in many international markets. The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a premarket application and governmental review is costly and takes many years to complete.

         In general, manufacturers of drugs, medical devices and biologicals are operating in an increasingly more rigorous regulatory environment than has been the case in previous years. The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Prices for some of the Company's products, specifically IOLs and pharmaceutical products, accounting for approximately 48% of the Company's 1996 worldwide sales, are expected to come under increased pressure as governments and managed care providers generally increase their efforts to contain health care costs.

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

         Moreover, internationally, the regulation of drugs and medical devices is likewise becoming increasingly complex. In Europe, the Company's products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. Additionally, new rules are being introduced in several areas such as the harmonization of clinical research laws and labeling and patient package information, which are expected to assist companies such as Allergan bring products to market quickly once the first European approval is received.

         A new EU regulatory regime covers medical devices. This is currently optional but will become mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation will regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more complex system for medicinal products under which they are currently regulated. The EU regulatory system for cosmetics, which covers many of the Company's skin care products, has been extended to include, among other aspects, formal maintenance of a technical file, a safety assessment, data on undesirable effects, good manufacturing practice and extended labeling requirements. The Company is working to ensure that its operations remain in compliance with the regulatory requirements of the FDA, its foreign counterparts, and other governmental agencies.

         In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed facility fee which includes a $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. In its effort to reduce Medicare expenditures, Congress may lower the IOL allowance below $150. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "advanced technology IOLs." Allergan intends to seek "advanced technology" status for the AMO(R)Array(R) multifocal IOL.

         The cost of prescription drugs is likely to receive some continuing attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to covered outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients. It is likely that some Congressional attention will continue to focus on the costs of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation. A provision of the

Omnibus Budget Reconciliation Act of 1993 limits tax benefits currently realized by U.S. manufacturers as a result of the manufacture of certain products in Puerto Rico, beginning in 1994. A provision of the Small Business Job Protection Act of 1996 further limited these benefits by mandating the elimination of all such tax benefits after the year 2005.

         The Company has orphan drug designations from the FDA for two proposed indicated uses for the marketed drug Botox(R) purified neurotoxin complex, cervical dystonia and juvenile cerebral palsy. Clinical trials are under way, and the Company expects to seek supplemental approvals to market the drug for said uses. If the Company gains approval for one or both uses before any other manufacturer of the same designated drug, the Company will be entitled to seven years exclusive marketing in the United States for those uses. In Europe, to date, there have been no special provisions relating to orphan drugs. However, the European Commission is initiating action to foster research and providing companies incentives for development in this area. On December 20, 1995, the Council of Ministers adopted a Resolution calling on the European Commission to look into the question of orphan drug policy, and a draft proposal for a Council Regulation has now been proposed for comments. Although the draft is not final, it is presently proposed that the criteria for designation of orphan drug status will exclude a medicinal product that has already obtained orphan drug benefits in the United States or in Japan.

         In 1996, Congress examined the regulatory burdens imposed on drug and medical device manufacturers by the FDA in its product approval processes. The new Congress may consider legislation intended to ameliorate such problems. Congress may also consider less sweeping health care reform legislation. In Europe, on both a European Union level and at the local national level, governments have implemented legislation directed at, among other things, cost containment in the form of reference pricing (i.e., setting a fixed level of reimbursement by drug category), removing various categories of drugs from reimbursement programs and encouraging generic prescribing. Research is being undertaken by the European Commission concerning the use of generic medicines in the EU and may lead to new initiatives to harmonize legislation and professional rules across the Community. In the meantime, national initiatives aimed at encouraging generic prescription are increasing markedly the number of prescriptions written generically in some Member States.

         The Company cannot predict the likelihood or pace of any significant legislative action in these areas, nor can it predict whether or in what form health care legislation being formulated by various governments will be passed. The Company also cannot predict exactly what effect such governmental measures would have if they were ultimately enacted into law. However, in general, the Company believes that such legislative activity will likely continue, and the adoption of such measures can be expected to have some adverse impact on the Company's business.

PATENTS, TRADEMARKS AND LICENSES

         Allergan owns, or is licensed under, numerous patents relating to its products, product uses and manufacturing processes. It now has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to hydrogen peroxide disinfection systems, no one patent or license is currently of material importance in relation to its overall sales. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations in each country where the Company has a business presence. Although Allergan continues to make capital expenditures for environmental protection, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's capital expenditures, earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse impact on the Company's financial position. There can be no assurance, however, that environmental problems relating to properties owned or operated by the Company will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures on the part of the Company. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

         Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including the factors discussed below.

o The overall rate of revenue growth in several of the Company's major product lines has moderated in recent years.

o The pharmaceutical industry and other healthcare-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company.

o Two of the Company's largest ophthalmic pharmaceutical products Betagan(R) and Propine(R) are off patent in the U.S. and continue to face competition from generic versions of these compounds as well as from recently introduced new technology glaucoma products.

o The Company's Optical business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment; the popularity of one-bottle chemical disinfection systems among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products; and the growing use and acceptance of disposable contact lenses which could have the effect of reducing demand for lens care products generally.

o Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations.

o In the Company's pharmaceuticals business, the Company has increased the use of sales and promotional incentives to promote the sale of Allergan pharmaceutical products to drug wholesalers. The practices can result in fluctuations in buying patterns and the potential for unanticipated levels of product returns and unanticipated reductions in order levels based on prevailing inventory levels in the marketplace.

o The current sources of supply for the key ingredient of the Company's Botox(R) product are limited, and the manufacturing process for the production of future supplies of such ingredient is unusually challenging. It is possible that sales of Botox(R) products could in the future be constrained by these conditions.

ITEM 2.  PROPERTIES

         Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of March 1, 1997:


LOCATION                             PRIMARY FUNCTION INTEREST                     INTEREST
--------                             -------------------------                     --------
Irvine, California                Headquarters, research and development,          Owned/Leased
                                  manufacturing, administrative

Costa Mesa, California            Administrative                                   Leased

Phoenix, Arizona(3)               Manufacturing, warehousing                       Leased

Berkeley, California              Administrative, manufacturing, warehousing       Leased

Irwindale, California(4)          Administrative, manufacturing, warehousing       Leased

Santa Ana, California             Manufacturing, warehousing                       Owned

North Andover, Massachusetts      Administrative, manufacturing                    Leased

Lenoir, North Carolina            Administrative, manufacturing, warehousing       Owned

Waco, Texas                       Manufacturing, warehousing                       Owned

Colonial Heights, Virginia(5)     Administrative, manufacturing, warehousing       Owned

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

Sydney, Australia                 Administrative, warehousing                      Owned

Sao Paulo, Brazil                 Administrative, manufacturing, warehousing       Owned

Guarulhos, Brazil                 Manufacturing, warehousing                       Owned

Markham, Canada                   Administrative, warehousing                      Leased

Hangzhou, China                   Manufacturing (when operational)                 Owned

Sophia Antipolis, France          Administrative, warehousing                      Leased


-------------------------

(3) Lease scheduled to end during 1997.

(4) Lease scheduled to end during 1997.

(5) Property is being sold, subject to a lease-back of a portion of the property.


LOCATION                             PRIMARY FUNCTION INTEREST                     INTEREST
--------                             -------------------------                     --------
Ettlingen, Germany                Administrative, warehousing                      Owned

Hong Kong                         Administrative, warehousing                      Leased

Dublin, Ireland                   Administrative                                   Leased

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

         In October 1993, the Company disclosed to the U.S. Department of Commerce Office of Export Enforcement (the "Commerce Department") that it had been shipping its medicine, Botox(R) purified neurotoxin complex, under general license authority to various foreign countries in the period since July 15, 1992, when the active ingredient in Botox(R), an attenuated form of botulinum toxin, was reclassified to require validated export licensing. It is the Company's position that the reclassification did not and could not apply to medicines, such as Botox(R), that are exempt from validated export licensing by statute and that have no potential application as biological warfare agents or other undesired uses. After conducting a field investigation, in which the Company cooperated, the Commerce Department advised the Company in the first quarter of 1995 that it did not agree with the Company's position regarding the export classification of Botox(R) and that it had referred the case to the office of the U.S. Attorney in order to determine whether criminal charges might be warranted. In August, 1995, the U.S. Attorney referred the matter back to the Commerce Department, without levying any formal criminal charges, for its evaluation of possible civil liability. In September, 1995, the Company was advised by the Commerce Department that further field investigation would be required. Such investigation occurred with the Company's cooperation. The Company does not believe the imposition of a civil penalty is warranted.

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

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

         The executive officers of the Company and their ages as of March 1, 1997 are as follows:


 William C. Shepherd                            58     Chairman of the Board,
                                                       President and Chief Executive Officer

 F. Michael Ball                                41     Corporate Vice President and
                                                       President, North America Region

 Edward H. Danse                                44     Corporate Vice President and
                                                       President, Asia Pacific Region

 Michael J. Donohoe                             54     Corporate Vice President and
                                                       President, Europe/Middle East/Africa Region

 James H. Fuller                                52     Corporate Vice President and
                                                       President, Latin America Region

 Richard J. Hilles                              54     Corporate Vice President,
                                                       Human Resources

 Lester J. Kaplan,  Ph.D.                       46     Corporate Vice President,
                                                       Science and Technology

 George M. Lasezkay, Pharm.D., J.D.             45     Vice President,
                                                       Corporate Development

 Albert J. Moyer                                53     Corporate Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial Officer)

 Jacqueline J. Schiavo                          48     Corporate Vice President,
                                                       Worldwide Operations

 Francis R. Tunney, Jr., J.D.                   49     Corporate Vice President,
                                                       General Counsel and Secretary

 Dwight J. Yoder                                51     Senior Vice President and Controller
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

         Mr. Ball has been Corporate Vice President and President, North America Region since April 1996. He joined the Company in 1995 as Senior Vice President, U.S. Marketing after 12 years with Syntex Corporation, where he held a variety of positions including president, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories. In November of 1995, Mr. Ball assumed management responsibility for U.S. Eye Care Sales in addition to his responsibilities for U.S. Eye Care Marketing.

         Mr. Danse has been Corporate Vice President, and President, Asia Pacific Region since July 1996, prior to which he had been Corporate Vice President, and President, North East Asia Region since April of 1996. Mr. Danse joined Allergan in 1988 as business development director, Americas, and subsequently served briefly as director, Latin America. In early 1990, he was named Vice President and Managing Director, Japan. In late 1993, Mr. Danse was appointed Senior Vice President, North East Asia.

         Mr. Donohoe has been Corporate Vice President and President, Europe/Middle East/Africa Region since 1992. Prior thereto, he was Corporate Vice President and President, Optical, Consumer/OTC Group from 1991. Mr. Donohoe was Senior Vice President and General Manager, Contact Lenses from 1990 to 1991 and Area Vice President, Northern Europe from 1989 to 1990. Mr. Donohoe first joined the Company in 1987.

         Mr. Fuller has been Corporate Vice President and President, Latin America Region since May 1996, prior to which he had been Vice President of the region from 1994, and Senior Vice President from February of 1996. From January 1992 to July 1994, he was Senior Vice President, Sales and Marketing. Mr. Fuller first joined SmithKline Beckman Corporation, the Company's former parent, in 1974.

         Mr. Hilles has been Corporate Vice President, Human Resources since 1991 and prior thereto was Senior Vice President, Human Resources from 1986 to 1991. Mr. Hilles first joined SmithKline Beckman Corporation, the Company's former parent, in 1965.

         Dr. Kaplan has been Corporate Vice President, Science and Technology since July 1996 and had been Corporate Vice President, Research and Development since 1992. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined the Company in 1983.

         Dr. Lasezkay has been Vice President, Corporate Development since July 1996. He had been Assistant General Counsel of the Company since 1995 and Senior Counsel to the Company since 1989 when he first joined the Company.

         Mr. Moyer joined the Company as Corporate Vice President and Chief Financial Officer in July, 1995. From 1993 until 1995, he had been Senior Vice President and Chief Financial Officer of Coldwell Banker Corporation. Through Moyer and Associates, he offered management consulting services to a variety of companies from 1990 to 1993. Mr. Moyer served as Chief Financial Officer of Western Digital Corporation (1986-1990) and has held various management positions since 1975 with companies such as Westinghouse Electric Corporation, White Consolidated Industries, Inc., National Semiconductor Corporation and Enhansys, Inc.

         Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms.Schiavo first joined the Company in 1980.

         Mr. Tunney has been Corporate Vice President, General Counsel and Secretary of the Company since 1991 and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 through 1991. Mr. Tunney first joined SmithKline Beckman Corporation, the Company's former parent, in 1979.

         Mr. Yoder has been Senior Vice President and Controller of the Company since July 1996, prior to which he had been Vice President and Controller since joining the Company in 1990. He is also the Chief Financial Officer of Allergan Ligand Retinoid Therapeutics, Inc.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Year Period Ended December 31, 1996" on pages 25-30 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, including the notes thereto, included on pages 25-44 of the Annual Report, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Annual Report included on pages 46 and 47, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

          Information under this Item is included on pages 2-4 of the Proxy Statement and such information is incorporated herein by reference. Information with respect to executive officers is included on pages 14-16 of this Form 10-K.

          The information required by Item 405 of Regulation S-K is included on page6 of the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 14-18 and page 6, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 12-13 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section entitled "Certain Transactions" on pages 22-23 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) Index to Financial Statements *

                                                                                     PAGE(S) IN
                                                                                    ANNUAL REPORT
                                                                                    -------------
1.   Financial Statements included in Part II of this report:

           Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . .        46

           Consolidated Balance Sheets at December 31, 1996 and
           December 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . .        31

           Consolidated Statements of Earnings for Each of the Years
           in the Three Year Period Ended December 31, 1996   . . . . . . . . . .        32

           Consolidated Statements of Cash Flows for Each of the Years
           in the Three Year Period Ended December 31, 1996   . . . . . . . . . .        33

           Notes to Consolidated Financial Statements   . . . . . . . . . . . . .        34-44

* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (and except for the pages specifically incorporated by reference, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is not deemed filed as part of this report).

2.   Schedules Supporting the Consolidated Financial Statements:



                                                                           PAGE IN
                                                                          THIS REPORT
                                                                          -----------
           Independent Auditors' Report   . . . . . . . . . . .  . . .       25

           Schedule numbered in accordance with Rule 5-04 of Regulation S-X:

           VIII Allowance for Doubtful Accounts . . . . . . . .  . . .       S-1

           All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the last quarter of 1996.

(c)        Item 601 Exhibits

           Reference is made to the Index of Exhibits beginning at page 22 of this report.

(d)        Other Financial Statements

           There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b)(1).

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1997                      ALLERGAN, INC.


                                          By /s/ WILLIAM C. SHEPHERD
                                          ---------------------------------
                                          William C. Shepherd
                                          President, Chief Executive Officer
                                          and Chairman of the Board

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 25, 1997                      By /s/ WILLIAM C. SHEPHERD
                                          ---------------------------------
                                          William C. Shepherd
                                          President, Chief Executive Officer
                                          and Chairman of the Board


Date: March 25, 1997                      By /s/ A. J. MOYER
                                          ---------------------------------
                                          A. J. Moyer
                                          Corporate Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date: March 25, 1997                      By /s/ DWIGHT J. YODER
                                          ----------------------------------
                                          Dwight J. Yoder
                                          Senior VicePresident and
                                          Controller
                                          (Principal Accounting Officer)


Date: March 21, 1997                      By /s/ HERBERT W.BOYER
                                          ----------------------------------
                                          Herbert W. Boyer, Ph.D., Director


Date: March 20, 1997                      By /s/ TAMARA J. ERICKSON
                                          ----------------------------------
                                          Tamara J. Erickson, Director


Date: March 25, 1997                      By /s/ HANDEL E. EVANS
                                          ----------------------------------
                                          Handel E. Evans, Director


Date: March 25, 1997                      By /s/ WILLIAM R. GRANT
                                          ----------------------------------
                                          William R. Grant, Director

Date: March 25, 1997                        By  /s/ HOWARD E. GREENE, JR.
                                            ----------------------------------
                                            Howard E. Greene, Jr., Director


Date: March 25, 1997                        By /s/ GAVIN S. HERBERT
                                            ----------------------------------
                                            Gavin S. Herbert, Director and
                                            Chairman Emeritus


Date: March 25, 1997                        By /s/ DR. LESTER J. KAPLAN
                                            ----------------------------------
                                            Lester J. Kaplan, Ph. D., Director


Date: March 25, 1997                        By /s/ LESLIE G. MCCRAW
                                            ----------------------------------
                                            Leslie G. McCraw, Director


Date: March 25, 1997                        By /s/  LOUIS T. ROSSO
                                            ----------------------------------
                                            Louis T. Rosso, Director


Date: March 25, 1997                        By /s/ LEONARD D. SCHAEFFER
                                            ----------------------------------
                                            Leonard D. Schaeffer, Director


Date: March 21, 1997                        By /s/ HENRY WENDT
                                            ----------------------------------
                                           Henry Wendt, Director

                               INDEX OF EXHIBITS

                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER           DESCRIPTION                                                                                           PAGE
------           -----------                                                                                        -----------
 3.1             Restated Certificate of Incorporation of the Company as filed with the State of
                 Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration
                 Statement on Form S-1 No. 33-28855, filed May 24, 1989)  . . . . . . . . . . . . . . . . . . . .

 3.2             Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the Quarter ended June 30, 1995) . . . . . .. . . . . . . . . . . . . . . . . .

 4.1             Certificate of Designation, Preferences and Rights of Series A Participating Preferred
                 Stock as filed with the State of Delaware on May 22, 1989 (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)  . . . . . .

 4.2             Rights Agreement, dated as of May 18, 1989, between Allergan, Inc. and First Chicago
                 Trust Company of New York (as successor Rights Agent to Morgan Shareholder Services
                 Trust Company) (incorporated by reference to Exhibit 4.2 to Registration Statement on
                 Form S-1 No. 33-28855, filed May 24, 1989)   . . . . . . . . . . . . . . . . . . . . . . . . . .

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

10.1             Form of director and executive officer Indemnity Agreement (incorporated by reference to
                 Exhibit 10.4 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1992)*

10.2             Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter ended
                 March 31, 1996)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.3             Allergan, Inc. Deferred Directors' Fee Program (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1991)*  . . . . . . . .


-----------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                                          SEQUENTIALLY
EXHIBIT                                                                                                     NUMBERED
NUMBER           DESCRIPTION                                                                                  PAGE
------           -----------                                                                               ----------
10.4             Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated
                 (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 18, 1996, filed in definitive form on March 14, 1996)*  . . . . . . . . . . . .

10.5             Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to
                 Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996) . .

10.6             First Amendment to Restated Allergan, Inc. Employee Stock Ownership Plan
                 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for
                 the Quarter ended June 30, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.7             Restated Allergan, Inc. Savings and Investment Plan (incorporated by reference to
                 Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996) . .

10.8             First Amendment to the Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter
                 ended June 30, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.9             Form of Allergan change in control severance (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30, 1996)*. . . . . . . . .

10.10            $250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated
                 as of May 10, 1996 among the Company, as Borrower and Guarantor, the Eligible Subsidiaries
                 Referred to Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of New York,
                 as Agent and Bank of America National Trust and Savings Association, as Co-Agent
                 (the "Credit Agreement") (incorporated by reference to Exhibit 10.7 to the Company's
                 Report on Form 10-Q for the Quarter ended March 31, 1996) . . . . . . . . . . . . . . . . .

10.11            Restated Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.3 to the
                 Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*  . . . . . . . . . . .



---------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                                            SEQUENTIALLY
EXHIBIT                                                                                                       NUMBERED
NUMBER           DESCRIPTION                                                                                    PAGE
------           -----------                                                                                 -----------

10.12            Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarter
                 ended March 31, 1996)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.13            Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter
                 ended March 31, 1996)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.14            Allergan, Inc. Management Bonus Plan*  . . . . . . . . . . . . . . . . . . . . . . . . .

10.15            Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch &
                 Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993)  . . .

10.16            Allergan, Inc. Executive Deferred Compensation Plan dated as of January 1, 1995
                 (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-K
                 for the fiscal year ended December 31, 1994)*. . . . . . . . . . . . . . . . . . . . . .

10.17            First Amendment to the Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter
                 ended June 30, 1996)* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

11               Statement re Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . .

13               The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996
                 (with the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed to be filed as part of this report) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

21               List of Subsidiaries of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . .

23               Consent of KPMG Peat Marwick, LLP to the incorporation of their reports herein to
                 Registration Statements Nos. 33-29528, 33-29527, 33-44770, 33-48908, 33-66874,
                 333-09091 and 333-04859  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

27               Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


--------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Allergan, Inc.:

         Under date of January 28, 1997, we reported on the consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       KPMG PEAT MARWICK LLP


Costa Mesa, California
January 28, 1997

                                 SCHEDULE VIII


                                 ALLERGAN, INC.

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN MILLIONS)

                             BALANCE AT                                                BALANCE
                              BEGINNING                                                AT END
                               OF YEAR           ADDITIONS       DEDUCTIONS            OF YEAR
                               -------           ---------       ----------            -------

1996                            $6.2              $4.1 (a)          $2.8 (b)            $7.5
                                ====              ====              ====                ====

1995                            $7.2              $1.7 (a)          $2.7 (b)            $6.2
                                ====              ====              ====                ====

1994                            $5.8              $3.5 (a)          $2.1 (b)            $7.2
                                ====              ====              ====                ====

-----------------------

(a) Provision charged to earnings.

(b) Accounts written off.