Form 10-Q
period 1997-03-28
ALLERGAN INC
filed 1997-05-06
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


_______________________________________________________________________________
 (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 28, 1997................................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

_______________________________________________________________________________


FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
MARCH 28, 1997                                                          1-10269

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

As of April 25, 1997 there were 65,501,989 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 1997


                                      INDEX



                                                                            Page
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                 3
                         Three Months Ended March 28, 1997
                           and March 31, 1996
                (B)      Consolidated Balance Sheets -                         4
                         March 28, 1997 and December 31, 1996
                (C)      Consolidated Statements of Cash Flows -               5
                         Three Months Ended March 28, 1997
                           and March 31, 1996
                (D)      Notes to Consolidated Financial Statements            6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             7-9

PART II - OTHER INFORMATION

   ITEM 4                                                                     10
   ITEM 6                                                                     11
Signature                                                                     12

Exhibits









                                       2

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                                Three months
                                                                     Ended
                                                          March 28,        March 31,
                                                           1997             1996
                                                         --------        --------
Net Sales                                                $  256.2        $  258.1

Operating costs and expenses:
         Cost of sales                                       92.6            85.7
         Selling, general and
          administrative                                    113.0           114.3
         Research and development                            27.6            26.8
                                                         --------        --------
                                                            233.2          226 .8
                                                         --------        --------

Operating income                                             23.0            31.3

Nonoperating income (expense):
         Interest income                                      1.8             2.3
         Interest expense                                    (2.2)           (3.3)
         Other, net                                           2.4             2.2
                                                         --------        --------
                                                              2.0             1.2
                                                         --------        --------

Earnings from continuing operations
  before income taxes and
  minority interest                                          25.0            32.5

Provision for income taxes                                    7.3             9.4

Minority interest                                            (0.1)             --
                                                         --------        --------

Net Earnings                                             $   17.8        $   23.1
                                                         ========        ========

Net Earnings Per Common Share                            $   0.27        $   0.35
                                                         ========        ========

Weighted Average Common
  Shares Outstanding                                         66.1            65.6


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                                                         March 28,                December 31,
                                                                                           1997                       1996
                                                                                         ---------                 ---------

                                                                     ASSETS
Current assets:
        Cash and equivalents                                                             $   117.6                 $   112.0
        Trade receivables, net                                                               222.3                     242.5
        Inventories                                                                          134.2                     130.1
        Other current assets                                                                 119.0                     115.1
                                                                                         ---------                 ---------
                         Total current assets                                                593.1                     599.7
Investments and other assets                                                                 160.9                     163.0
Property, plant and equipment, net                                                           340.6                     348.5
Goodwill and intangibles, net                                                                232.5                     238.6
                                                                                         ---------                 ---------

                Total assets                                                             $ 1,327.1                 $ 1,349.8
                                                                                         =========                 =========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                                                    $   100.5                 $    66.6
        Accounts payable                                                                      68.3                      75.4
        Accrued expenses                                                                     164.8                     186.1
        Income taxes                                                                          43.8                      47.2
                                                                                         ---------                 ---------
                Total current liabilities                                                    377.4                     375.3
Long-term debt                                                                               148.4                     170.0
Other liabilities                                                                             51.0                      54.1

Commitments and contingencies                                                                 --                        --

Minority interest                                                                              0.5                       0.6

Stockholders' equity:
        Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued                                                       --                        --
        Common stock, $.01 par value; authorized
          150,000,000 shares; issued 67,233,000
          and 67,244,000 shares                                                                0.7                       0.7
        Additional paid-in capital                                                           207.6                     205.6
        Foreign currency translation adjustment                                               (4.2)                      4.0
        Other                                                                                  1.8                       3.1
        Retained earnings                                                                    584.4                     574.8
                                                                                         ---------                 ---------
                                                                                             790.3                     788.2

        Less - treasury stock, at cost
        (1,702,000 and 1,731,000 shares)                                                     (40.5)                    (38.4)
                                                                                         ---------                 ---------
                Total stockholders' equity                                                   749.8                     749.8
                                                                                         ---------                 ---------

                Total liabilities and
                 stockholders' equity                                                    $ 1,327.1                 $ 1,349.8
                                                                                         =========                 =========


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
 (In millions)

                                                                                                   Three months
                                                                                                       Ended
                                                                                                       -----
                                                                                           March 28,             March 31,
                                                                                             1997                   1996
                                                                                          ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                                      $    17.8              $    23.1
        Non-cash items included in net earnings:
                Depreciation and amortization                                                  18.0                   18.1
                Amortization of prepaid royalties                                               2.3                    1.6
                Deferred income taxes                                                           0.8                   (1.2)
                Loss on sale of assets                                                          0.1                    --
                Expense of compensation plans                                                   1.8                    0.4
                Minority interest                                                              (0.1)                   --
        Changes in assets and liabilities:
                Trade receivables                                                              13.6                   (9.6)
                Inventories                                                                    (7.0)                  (9.4)
                Accounts payable                                                               (6.3)                  (2.8)
                Accrued liabilities                                                           (16.6)                 (13.1)
                Income taxes                                                                   (1.4)                   8.2
                Other                                                                          (7.3)                  (6.1)
                                                                                          ---------              ---------

                Net cash provided by operating activities                                      15.7                    9.2
                                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                                             (9.0)                 (12.1)
        Disposals of property, plant and equipment                                              1.1                    4.8
        Other, net                                                                             (7.0)                  (4.3)
                                                                                          ---------              ---------

                Net cash used in investing activities                                         (14.9)                 (11.6)
                                                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                                               (8.4)                  (7.6)
       Net borrowings under
          commercial paper obligations                                                         17.9                    1.9
       Increase/(decrease) in notes payable                                                    (3.0)                   1.9
       Sale of stock to employees                                                               6.7                    4.6
       Increase in long term debt                                                               2.5                   11.4
       Decrease in long term debt                                                               --                    (4.0)
       Acquisition of capital leases                                                           (0.2)                  (0.3)
       Payments to acquire treasury stock                                                      (9.3)                  --
                                                                                          ---------              ---------

                Net cash provided by financing activities                                       6.2                    7.9
                                                                                          ---------              ---------

        Effect of exchange rates on cash and
          equivalents                                                                          (1.4)                   0.4
                                                                                          ---------              ---------

        Net increase in cash and equivalents                                                    5.6                    5.9

        Cash and equivalents at beginning of period                                           112.0                  102.3
                                                                                          ---------              ---------
        Cash and equivalents at end of period                                             $   117.6              $   108.2
                                                                                          =========              =========


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the three months ended March 28, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.               Components of inventory were:

                                                        March 28,        December 31,
                                                          1997               1996
                                                        --------          --------
                                                              (in millions)
 Finished goods                                         $   87.5          $   87.5
 Work in process                                            13.7              11.1
 Raw materials                                              33.0              31.5
                                                        --------          --------

        Total                                           $  134.2          $  130.1
                                                        --------          --------

3. Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

4. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that liability with respect to these matters would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

5. On April 22, 1997 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable June 13, 1997 to stockholders of record on May 23, 1997.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 1997

RESULTS OF OPERATIONS

The following table compares 1997 and 1996 net sales by Product Line for the first quarter periods:

                                                                Three Months
                                                                   Ended
                                                                   -----
                                                         March 28,        March 31,
Net Sales by Product Line ($ millions):                    1997             1996
                                                         --------         --------
Eye Care
    Pharmaceuticals                                      $   93.3         $   98.0
    Surgical                                                 40.3             40.5
    Optical Lens Care                                        89.4             91.5
                                                         --------         --------
                                                            223.0            230.0

Skin Care                                                    13.5             13.8
Botox(R)                                                     19.7             14.3
                                                         --------         --------

Total Net Sales                                          $  256.2         $  258.1
                                                         ========         ========

For the quarter ended March 28, 1997 total net sales decreased by $1.9 million or 0.7% to $256.2 million as compared to the first quarter of 1996. The impact of foreign currency changes for the three month period ended March 28, 1997 decreased net sales by $7.4 million from the prior comparable period. Sales growth excluding the impact of foreign exchange between the comparable quarters was 2.1%.

For the three months ended March 28, 1997, Eye Care Pharmaceuticals sales decreased $4.7 million or 4.8% from the comparable 1996 period. Excluding the impact of foreign currency changes, sales decreased by $3.2 million. Sales in the United States decreased $2.5 million in 1997 primarily as a result of an increasing rate of product returns. Sales of Alphagan(R), introduced in the third quarter of 1996, partially offset a decrease in sales of all other glaucoma products. Sales in international markets decreased by $2.2 million in 1997, primarily as a result of a negative impact of $1.5 million due to foreign currency changes.

Surgical sales decreased 0.5% in the first quarter of 1997 compared to the first quarter of 1996. For the quarter, domestic sales were flat while international sales decreased 0.9%. The negative impact of foreign currency changes of $1.5 million exceeded the growth in sales in international markets.

Optical Lens Care net sales of $89.4 million for the three months ended March 28, 1997 decreased by $2.1 million or 2.3% compared to the first quarter of 1996. Excluding the negative impact of foreign currency changes of $4.1 million, sales increased by $2.0 million or 2.2%. Domestic sales decreased by 4.4%. Continued growth in sales of the Complete(R) brand multi-purpose one-bottle lens disinfection system in the United States market was offset by decreases in sales of other products. International sales decreased by 1.5%. Excluding the impact of foreign currency changes, international sales increased by 4.7%.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)

Skin Care Pharmaceutical sales decreased $0.3 million or 2.2% in the first quarter of 1997. Growth in sales of Azelex(R) (azelaic acid) cream introduced in 1996 was offset by decreases in sales of off-patent skin care products.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 37.8% compared to 1996 to $19.7 million. The increase was the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the first quarter of 1997 was 63.9% of net sales, which represents a 2.9 percentage point decrease from the 66.8% rate for the first quarter of 1996. The gross margin percentage declined in the first quarter of 1997 compared to 1996 primarily as a result of the negative impact of foreign currency changes, the increase in allowances for product returns, and increased royalty costs. Gross margin decreased over the first quarter of 1996 by $8.8 million or 5.1% as a result of the 0.7% decrease in net sales and by the 2.9 percentage point decrease in gross margin percentage.

Operating income was $23.0 million for the first quarter, a decrease of $8.3 million or 26.5% from the prior comparable period. The decrease was the result of the $8.8 million decrease in gross margin partially offset by a $1.3 million decrease in selling, general and administrative expense. The decrease in selling, general and administrative expense was the result of reductions in costs related to restructuring activities begun in the second quarter of 1996 and the favorable impact of foreign currency changes. Such decreases were partially offset by increased costs related to new product launches. In addition, research and development expense increased by $0.8 million in 1997 compared to the first quarter of 1996.

Net earnings decreased by $5.3 million in the first quarter of 1997 to $17.8 million compared to $23.1 million for the first quarter of 1996. The decrease in operating income of $8.3 million was offset by a reduction in income taxes of $2.1 million, and an increase in non-operating income of $0.8 million compared to 1996. The increase in non-operating income was the result, in part, of a decrease in interest expense resulting from decreased debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 1997, the Company had a medium term note program and three long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to $200 million in notes. The credit facilities allow for borrowings of up to $16.6 million through February 1998, $30.8 million through 1999, $250 million through 2001, and $41.6 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 1997 (Continued)

March 28, 1997, the Company had $85.0 million in borrowings under the note program and $78.7 million in borrowings under two of the credit facilities. As of March 28, 1997 the Company has classified $41.2 million borrowed under the credit facilities as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of March 28, 1997, the Company had commercial paper borrowings of $32.8 million.

The net cash provided by operating activities for the three months ended March 28, 1997 was $15.7 million compared with cash provided by operating activities of $9.2 million for the respective 1996 period. Operating cash flow in 1997 increased as a result of significant collections of accounts receivable in the first quarter of 1997. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $9.0 million in new facilities and equipment during the three months ended March 28, 1997 compared to $12.1 million during the same period in 1996.

Cash provided by financing activities was $6.2 million in the three months ended March 28, 1997 compared to $7.9 million cash provided by financing activities in 1996. The 1997 amount includes $9.3 million used to repurchase treasury stock, and the amounts are net of dividend outflows of $8.4 million in 1997 and $7.6 million in 1996.

Allergan, Inc.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the registrant was held on April 22, 1997 at which five directors, constituting all of the Class II directors, were re-elected to serve on the Board of Directors for a three year term until the annual meeting of stockholders to be held in 2000. The names of the persons elected as directors are as follows:

                                Herbert W. Boyer
                               Tamara J. Erickson
                                William R. Grant
                                 Louis T. Rosso
                              William C. Shepherd


         The terms of the following directors continued after the meeting:


                        Class III (term expires in 1998)
                        --------------------------------

                                Handel E. Evans
                                Gavin S. Herbert
                                Leslie G. McCraw
                                  Henry Wendt

                         Class I (term expires in 1999)
                         ------------------------------

                             Howard E. Greene, Jr.
                                Lester J. Kaplan
                              Leonard D. Schaeffer


        No other matters were voted on.

        A summary of the voting follows:

                                                                                              Broker
Directors                                            For                Withheld            Non-votes
---------                                            ---                --------            ---------
Herbert W. Boyer                                  55,600,558             478,687
Tamara J. Erickson                                55,602,356             476,889
William R. Grant                                  55,473,788             605,457
Louis T. Rosso                                    55,586,001             493,244
William C. Shepherd                               53,315,641           2,763,604

Allergan, Inc.

Item 6.  Exhibits and Reports on Form 8-K

         - Exhibits
           (numbered in accordance with Item 601 of Regulation S-K)

           (11)   Statement re Computation of Per Share Earnings

           (27)   Financial Data Schedule

              - Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on March 18, 1997, reporting under Item 5 that it had elected not to submit an extension of the term of the Rights Agreement dated as of May 18, 1989 between the Registrant and Morgan Shareholder Services Trust Company as amended by that certain Amendment dated as of September 28, 1993 between the Registrant and First Chicago Trust Company of New York (as successor Rights Agent to Morgan Shareholder Services Trust Company) to a vote of the Registrant's stockholders at the next annual meeting.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date: May 5, 1997                        ALLERGAN, INC.



                                          /s/ A. J. Moyer
                                          --------------------------------
                                          A. J. Moyer
                                          Corporate Vice President and
                                          Chief Financial Officer