Form 10-Q
period 1997-06-30
ALLERGAN INC
filed 1997-08-08
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 27, 1997.........................

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 JUNE 27, 1997                                            1-10269

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

As of July 25, 1997 there were 64,836,314 shares of common stock outstanding.

                                 ALLERGAN, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 1997


                                      INDEX



                                                                                 Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                (A)      Consolidated Statements of Earnings -                     3
                         Three Months and Six Months Ended
                         June 27, 1997 and June 30, 1996
                (B)      Consolidated Balance Sheets -                             4
                         June 27, 1997 and December 31, 1996
                (C)      Consolidated Statements of Cash Flows -                   5
                         Six Months Ended June 27, 1997 and June 30, 1996
                (D)      Notes to Consolidated Financial Statements                6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                         7-10

PART II - OTHER INFORMATION

    ITEM 5                                                                        11
    ITEM 6                                                                        11

Signature                                                                         12

Exhibits


 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)


                                                 Three months                      Six months
                                                    Ended,                           Ended,
                                                    ------                           ------
                                           June 27,         June 30,        June 27,         June 30,
                                             1997             1996            1997             1996
                                          ---------        ---------        ---------        ---------

Net Sales                                 $   284.5        $   289.6        $   540.7        $   547.7

 Operating costs and expenses:
        Cost of sales                         100.1             97.3            192.7            183.0
        Selling, general and
          administrative                      123.4            123.2            236.4            237.5
        Research and development               30.9             27.5             58.5             54.3
        Restructuring charge                     --             34.2               --             34.2
        Asset write-offs                         --              6.7               --              6.7
                                            -------          -------          -------          -------
                                              254.4            288.9            487.6            515.7
                                            -------          -------          -------          -------

 Operating income                              30.1              0.7             53.1             32.0

 Nonoperating income (expense):
        Interest income                         2.0              2.6              3.8              4.9
        Interest expense                       (2.5)            (3.5)            (4.7)            (6.8)
        Other, net                              0.3              0.7              2.7              2.9
                                            -------          -------          -------          -------

                                               (0.2)            (0.2)             1.8              1.0
                                            -------          -------          -------          -------

 Earnings before income taxes and
   minority interest                           29.9              0.5             54.9             33.0

 Provision for income taxes                     8.6              0.2             15.9              9.6

 Minority interest                             (0.1)            (0.4)            (0.2)            (0.4)
                                            -------          -------          -------          -------

 Net Earnings                               $  21.4          $   0.7          $  39.2          $  23.8
                                            =======          =======          =======          =======

 Net Earnings Per Common Share              $  0.33          $  0.01          $  0.60          $  0.36
                                            =======          =======          =======          =======
 Weighted Average Common
   Shares Outstanding                          65.6             65.9             65.8             65.7





 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)


                                                    June 27,     December 31,
                                                      1997           1996
                                                    --------     ------------
                                     ASSETS
 Current assets:
        Cash and equivalents                      $    125.5       $    112.0
        Trade receivables, net                         215.2            242.5
        Inventories                                    139.9            130.1
        Other current assets                           117.2            115.1
                                                    --------         --------
                 Total current assets                  597.8            599.7
Investments and other assets                           161.7            163.0
Property, plant and equipment, net                     339.9            348.5
Goodwill and intangibles, net                          228.1            238.6
                                                    --------         --------

                 Total assets                       $1,327.5         $1,349.8
                                                    ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                               $   96.7         $   66.6
        Accounts payable                                67.3             75.4
        Accrued expenses                               163.2            186.1
        Income taxes                                    32.0             47.2
                                                    --------         --------
                 Total current liabilities             359.2            375.3
 Long-term debt                                        173.4            170.0
 Other liabilities                                      52.4             54.7

 Commitments and contingencies

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued                   --               --
        Common stock, $.01 par value; authorized
          150,000,000 shares; issued 67,209,000
          and 67,244,000 shares                          0.7              0.7
        Additional paid-in capital                     206.9            205.6
        Foreign currency translation
          adjustment                                    (4.9)             4.0
        Other                                            2.4              3.1
        Retained earnings                              598.1            574.8
                                                    --------         --------
                                                       803.2            788.2
        Less - treasury stock, at cost
        (2,385,000 and 1,731,000 shares)               (60.7)           (38.4)
                                                    --------         --------
                 Total stockholders' equity            742.5            749.8
                                                    --------         --------
                 Total liabilities and
                  stockholders' equity              $1,327.5         $1,349.8
                                                    ========         ========



 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                                    Six months
                                                                      Ended,
                                                                      -----
                                                              June 27,       June 30
                                                                1997           1996
                                                                ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                          $ 39.2        $   23.8
        Non-cash items included in net earnings:
                 Depreciation and amortization                  35.9            33.8
                 Amortization of prepaid royalties               4.9             4.6
                 Deferred income taxes                           1.2            (1.6)
                 Loss on sale of assets                          0.7             4.0
                 Expense of compensation plans                   3.7             2.9
                 Minority interest                              (0.2)           (0.4)
                 Restructuring charge                             --            34.2
                 Asset write-offs                                 --             6.7
        Changes in assets and liabilities:
                 Trade receivables                              21.1           (19.4)
                 Inventories                                   (14.0)          (14.1)
                 Accounts payable                               (7.8)            6.0
                 Accrued liabilities                           (20.5)          (19.1)
                 Income taxes                                  (12.8)            0.6
                 Other                                          (2.8)           (5.3)
                                                              ------          ------
                 Net cash provided by operating activities      48.6            56.7
                                                              ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment             (20.7)          (24.9)
        Disposals of property, plant and equipment               5.2             5.2
        Other, net                                             (12.4)          (12.0)
                                                              ------          ------
                 Net cash used in investing activities         (27.9)          (31.7)
                                                              ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                              (16.8)          (15.3)
        Net borrowings/(repayments) under commercial
          paper obligations                                     48.9           (14.9)
        Increase/(decrease) in notes payable                   (15.6)            4.4
        Sale of stock to employees                               9.2            10.6
        Long term debt borrowings                                3.6            16.2
        Repayments of long term debt                            (0.6)           (8.8)
        Acquisition of capital leases                           (0.5)           (0.2)
        Payments to acquire treasury stock                     (34.0)             --
                                                              ------          ------
                 Net cash used in financing activities          (5.8)           (8.0)
                                                              ------          ------
        Effect of exchange rates on cash and
          equivalents                                           (1.4)           (2.6)
                                                              ------          ------
        Net increase in cash and equivalents                    13.5            14.4
        Cash and equivalents at beginning of period            112.0           102.3
                                                              ------          ------
        Cash and equivalents at end of period                 $125.5          $116.7
                                                              ======          ======


See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the six months ended June 27, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods.

2.   Components of inventory were:

                                          June 27,      December 31,
                                           1997             1996
                                          -------       -----------
                                                 (in millions)
 Finished goods                            $ 96.1            $ 87.5
 Work in process                             12.1              11.1
 Raw materials                               31.7              31.5
                                           ------            ------
        Total                              $139.9            $130.1
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

5. On July 22, 1997 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable September 12, 1997 to stockholders of record on August 22, 1997.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 1997

RESULTS OF OPERATIONS
---------------------

The following table compares 1997 and 1996 net sales by Product Line for the second quarter and year-to-date periods (in millions):


                                  Three Months                    Six Months
                                     Ended                          Ended
                             June 27,        June 30,      June 27,       June 30,
Net Sales by Product Line:     1997            1996          1997           1996
                               ----            ----          ----           ----

Eye Care
    Pharmaceuticals           $103.8         $108.1         $197.1         $206.1
    Surgical                    44.9           47.1           85.2           87.6
    Optical Lens Care           93.4          103.6          182.8          195.1
                              ------         ------         ------         ------
                               242.1          258.8          465.1          488.8
Skin Care                       20.1           14.4           33.6           28.2
Botox(R)                        22.3           16.4           42.0           30.7
                              ------         ------         ------         ------

Total Net Sales               $284.5         $289.6         $540.7         $547.7
                              ======         ======         ======         ======



For the quarter ended June 27, 1997 total net sales decreased 2% to $284.5 million as compared to the second quarter of 1996. Net sales for the six months ended June 27, 1997 were $540.7 million, a 1% decrease from the comparable 1996 amount.

The impact of foreign currency changes decreased net sales by $11.8 million or 4% for the quarter and by $19.2 million or 4% for the six months ended June 27, 1997. Excluding the impact of foreign currency changes, sales increased by $6.7 million or 2% during the quarter, and $12.2 million or 2% for the six months ended June 27, 1997.

For the three months and six months ended June 27, 1997, Eye Care Pharmaceuticals sales decreased 4% from the comparable 1996 periods. Sales in the United States increased $4.8 million in the quarter and $2.3 million in the first six months of 1997 primarily as a result of sales of Alphagan(R), introduced in the third quarter of 1996, offsetting decreases in sales of other glaucoma products. Sales in international markets decreased by $9.1 million in the quarter and $11.3 million in the first six months of 1997 as a result of the negative effect of currency changes of $2.8 million in the quarter and $4.3 million for the six months ended June 27, 1997. In addition, a decrease in sales in the second quarter in the Argentina market of $2.6 million to reduce wholesaler inventory positions contributed to the 1997 decreases.

Surgical sales decreased 5% in the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997, surgical sales were 3% less than the comparable period in 1996. For the second quarter, domestic sales decreased 7% while international sales decreased 3% from the second quarter of 1996. For the six month period ended June 27, 1997, domestic sales decreased 4% and international sales decreased 2% compared to the first six months of 1996. Domestic surgical sales decreased during the second quarter and for the six months, in part, as a result of a decrease in sales of PMMA intraocular lenses. International sales

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

decreased as a result of foreign currency changes. Absent the effects of foreign currency changes, international surgical sales increased by 6% in the second quarter and for the first six months of 1997 compared with 1996 results for comparable periods.

Optical lens care sales of $93.4 million for the three months ended June 27, 1997 decreased by 10% from the second quarter of 1996. Sales for the six months ended June 27, 1997 of $182.8 million decreased by 6% compared to 1996 sales. Domestic optical sales decreased by 12% in the second quarter and by 8% in the first six months of 1997 compared to comparable 1996 amounts. Optical sales in international markets decreased by 9% in the second quarter and 6% in the first six months of 1997 compared to comparable 1996 results. Domestic optical lens care sales decreased during the second quarter and for the six months ended June 27, 1997 as a result of decreases in sales on ancillary contact lens care products. This decrease is the result of increasing use of disposable and frequent replacement contact lenses. International sales were negatively impacted by foreign currency changes. Absent the effects of foreign currency changes, international optical lens care sales decreased by 1% during the second quarter of 1997, and increased by 1% for the first six months, compared to comparable periods in 1996. Sales growth in international markets, primarily in Europe, has been depressed by conversion to lower priced one bottle cold chemical disinfection systems from peroxide based disinfection systems.

Skin Care Pharmaceuticals second quarter 1997 sales were 40% higher than the comparable quarter in 1996. Sales for the six months ended June 27, 1997 were 19% higher than the comparable period in 1996. Tazorac(R), a topical gel used to treat psoriasis and acne, was launched in the United States in the second quarter of 1997 and launched in Canada in the first quarter of 1997. Zorac(R) (the global brand name) has also been launched in Germany. Sales of Tazorac(R)/Zorac(R) contributed the majority of sales growth in the second quarter and for the six months ended June 27, 1997 in comparison with 1996 amounts.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 36% in the second quarter and 37% in the first six months of 1997 compared to 1996 results. The increases were the result of strong growth in both the United States and international markets.

Allergan's gross margin percentage for the second quarter of 1997 was 64.8% of net sales, which represents a 1.6 percentage point decrease from the second quarter of 1996. The gross margin percentage for the six months ended June 27, 1997 was 64.4% representing a 2.2 percentage point decrease from the comparable 1996 percentage. The gross margin percentage declined in 1997 compared to 1996 primarily as a result of the negative impact of foreign currency changes, product mix shifts, and an increase in sales allowances for product returns in the first quarter of 1997.

Gross margin in dollars decreased by $7.9 million or 4.1% in the second quarter and $16.7 million or 4.6% in the first six months of 1997 from comparable 1996 results. Such decreases were the result of the decreases in net sales combined with the decreases in gross margin percentage.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

Operating income was $30.1 million for the second quarter and $53.1 million for the six months ended June 27, 1997, compared to $0.7 million for the second quarter and $32.0 million for the first six months of 1996. Second quarter results in 1996 include special charges for restructuring costs of $34.2 million and asset write-offs of $6.7 million. Excluding the impact of the special charges in 1996, operating income was $41.6 million for the second quarter and $72.9 million for the six months ended June 30, 1996. The decrease in operating income in 1997 in comparison with 1996 amounts, excluding the special charges, is primarily the result of the decreases in gross margin of $7.9 million in the second quarter and $16.7 million for the first six months of 1997. Such decreases were partially offset by a decrease in selling, general and administrative expense of $1.1 million in the first six months of 1997. The decrease in selling, general and administrative expense was the result of reductions in costs related to the restructuring activities begun in the second quarter of 1996 and the impact of foreign currency changes. Such items were offset by increased costs related to new product launches, and increases in research and development expense of $3.4 million in the second quarter and $4.2 million in the first six months of 1997.

Net earnings were $21.4 million in the second quarter and $39.2 million for the first six months of 1997 compared to net income of $0.7 million for the second quarter and $23.8 million for the first six months of 1996. The impact on 1996 amounts from the restructuring charge was $24.3 million net of applicable income taxes, and from the asset write-offs was $4.8 million net of applicable income taxes. Excluding the impact on net earnings from the restructuring charge and asset write-offs in 1996, net earnings for the second quarter were $21.4 million compared to $29.8 million in 1996; and for the six months ended June 27, 1997 net earnings were $39.2 million compared to $52.9 million in 1996. Net earnings, excluding the effect of the special charges in 1996, decreased in 1997 from 1996 as a result of the decreases in operating income. Such decreases were partially offset by decreases in income taxes on decreased 1997 earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 27, 1997, the Company had a medium term note program and three long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to $200 million in notes. The credit facilities allow for borrowings of up to $17.2 million through February 1998, $31.8 million through 1999, $250 million through 2001, and $43 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of June 27, 1997, the Company had $75 million in borrowings under the note program and $81.3 million in borrowings under two of the credit facilities.

As of June 27, 1997, the Company had commercial paper borrowings of $63.8 million. As of June 27, 1997, the Company has classified $42.6 million of short-term borrowings under the credit facilities and $33.8 million of its commercial paper borrowings as a long-term debt based upon the Company's

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 1997 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

ability to maintain such debt under terms of the credit facilities described above. The net cash provided by operating activities for the six months ended June 27, 1997 was $48.6 million compared with $56.7 million for the first six months of 1996. Net cash flows from operating activities decreased in 1997 compared to 1996, primarily as a result of the decrease in earnings excluding the effect of the special charges in 1996. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $20.7 million in new facilities and equipment during the six months ended June 27, 1997 compared to $24.9 million during the comparable period in 1996.

Cash used in financing activities was $5.8 million in the six months ended June 27, 1997 compared to $8.0 million cash used in financing activities in the comparable period in 1996. The amounts include dividend outflows of $16.8 million in 1997 and $15.3 million in 1996 and $34.0 million for the repurchase of stock in 1997.

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


Date:  August 4, 1997                     ALLERGAN, INC.
       --------------


                                          /s/ A. J. Moyer
                                          -------------------------------------
                                          A. J. Moyer
                                          Corporate Vice President and
                                          Chief Financial Officer