Form 10-Q
period 1997-09-26
ALLERGAN INC
filed 1997-11-10
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 26, 1997.........................

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

--------------------------------------------------------------------------------


 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 SEPTEMBER 26, 1997                                      1-10269

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

As of October 31, 1997 there were 65,248,462 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 1997


                                      INDEX



                                                                              Page
 PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 (A)      Consolidated Statements of Earnings -                 3
                          Three Months and Nine Months Ended
                          September 26, 1997 and September 30, 1996
                 (B)      Consolidated Balance Sheets -                         4
                          September 26, 1997 and December 31, 1996
                 (C)      Consolidated Statements of Cash Flows -               5
                          Nine Months Ended September 26, 1997 and
                            September 30, 1996
                 (D)      Notes to Consolidated Financial Statements          6-7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            8-12

 PART II - OTHER INFORMATION

     ITEM 5                                                                    13
     ITEM 6                                                                    14

 Signature                                                                     15

 Exhibits


 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)

                                                                Three months                         Nine months
                                                                   Ended,                               Ended,
                                                         ----------------------------        ----------------------------
                                                         September 26,  September 30,        September 26,   September 30,
                                                             1997            1996                1997            1996
                                                         -------------  -------------        -------------   -------------
Net sales                                                   $287.7           $287.5              $828.4         $835.2

 Operating costs and expenses:
        Cost of sales                                        100.6             99.7               293.3          282.7
        Selling, general and
          administrative                                     107.8            111.3               344.2          348.8
        Research and development                              31.6             26.9                90.1           81.2
        Restructuring charge                                    --             28.5                  --           62.7
        Asset write-offs                                        --              0.3                  --            7.0
                                                            ------           ------              ------         ------
                                                             240.0            266.7               727.6          782.4
                                                            ------           ------              ------         ------
 Operating income                                             47.7             20.8               100.8           52.8

 Nonoperating income (expense):
        Interest income                                        2.3              5.8                 6.1           10.7
        Interest expense                                      (2.5)            (3.1)               (7.2)          (9.9)
        Other, net                                            14.0              0.7                16.7            3.6
                                                            ------           ------              ------         ------
                                                              13.8              3.4                15.6            4.4
                                                            ------           ------              ------         ------
 Earnings before income taxes and
   minority interest                                          61.5             24.2               116.4           57.2

 Provision for income taxes                                   17.8              7.0                33.7           16.6

 Minority interest                                             0.1             (0.1)               (0.1)          (0.5)
                                                            ------           ------              ------         ------
 Net earnings                                               $ 43.6           $ 17.3              $ 82.8         $ 41.1
                                                            ======           ======              ======         ======
 Net earnings per common share                              $ 0.66           $ 0.26              $ 1.26         $ 0.62
                                                            ======           ======              ======         ======
 Weighted average common
   shares outstanding                                         65.6             66.2                65.8           65.9





 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)


                                                                         September 26,             December 31,
                                                                             1997                      1996
                                                                         -------------             ------------
                                     ASSETS
 Current assets:
        Cash and equivalents                                              $  141.5                  $  112.0
        Trade receivables, net                                               222.7                     242.5
        Inventories                                                          141.1                     130.1
        Other current assets                                                 122.9                     115.1
                                                                          --------                  --------
                 Total current assets                                        628.2                     599.7
Investments and other assets                                                 192.3                     163.0
Property, plant and equipment, net                                           342.2                     348.5
Goodwill and intangibles, net                                                220.2                     238.6
                                                                          --------                  --------

                 Total assets                                             $1,382.9                  $1,349.8
                                                                          ========                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                                                     $   87.4                  $   66.6
        Accounts payable                                                      63.1                      75.4
        Accrued expenses                                                     165.5                     186.1
        Income taxes                                                          42.8                      47.2
                                                                          --------                  --------
                 Total current liabilities                                   358.8                     375.3
 Long-term debt                                                              173.0                     170.0
 Other liabilities                                                            55.6                      54.7

 Commitments and contingencies

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized
           5,000,000 shares; none issued                                        --                        --
        Common stock, $.01 par value; authorized
           150,000,000 shares; issued 67,204,000
           and 67,244,000 shares                                               0.7                       0.7
        Additional paid-in capital                                           206.8                     205.6
        Foreign currency translation
          adjustment                                                          (9.4)                      4.0
        Other                                                                 17.0                       3.1
        Retained earnings                                                    633.4                     574.8
                                                                          --------                  --------
                                                                             848.5                     788.2
        Less - treasury stock, at cost
        (2,034,000 and 1,731,000 shares)                                     (53.0)                    (38.4)
                                                                          --------                  --------
                 Total stockholders' equity                                  795.5                     749.8
                                                                          --------                  --------
                 Total liabilities and
                  stockholders' equity                                    $1,382.9                  $1,349.8
                                                                          ========                  ========

 See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Statements of Cash Flows
 (In millions)

                                                                                    Nine months
                                                                                       Ended,
                                                                      ---------------------------------------
                                                                      September 26,             September 30,
                                                                          1997                        1996
                                                                      -------------             -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                      $ 82.8                   $ 41.1
        Non-cash items included in net earnings:
                 Depreciation and amortization                              53.1                     53.8
                 Amortization of prepaid royalties                           7.3                      5.7
                 Deferred income taxes                                      (0.9)                    (0.4)
                 Loss on sale of assets                                      1.2                      0.5
                 Expense of compensation plans                               5.1                      1.4
                 Minority interest                                          (0.1)                    (0.5)
                 Restructuring charge                                        --                      62.7
                 Asset write-offs                                            --                       7.0
        Changes in assets and liabilities:
                 Trade receivables                                           8.9                    (21.5)
                 Inventories                                               (17.4)                   (16.0)
                 Accounts payable                                          (11.4)                    (0.7)
                 Accrued liabilities                                       (13.5)                   (24.2)
                 Income taxes                                               (2.4)                     4.7
                 Other                                                      (7.3)                   (15.4)
                                                                          ------                   ------
                 Net cash provided by operating activities                 105.4                     98.2
                                                                          ------                   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                         (35.2)                   (40.0)
        Disposals of property, plant and equipment                           5.8                      3.7
        Other, net                                                         (30.9)                    (9.9)
                                                                          ------                   ------
                 Net cash used in investing activities                     (60.3)                   (46.2)
                                                                          ------                   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                                          (25.1)                   (23.0)
        Net borrowings (repayments) under commercial
          paper obligations                                                 52.0                    (27.5)
        Increase (decrease) in notes payable                               (23.8)                     4.0
        Sale of stock to employees                                          16.4                     15.8
        Long term debt borrowings                                            3.6                     18.8
        Repayments of long-term debt                                        (1.5)                    (9.7)
        Acquisition of capital leases                                       (0.7)                    (0.2)
        Other financing                                                       --                      0.6
        Payments to acquire treasury stock                                 (34.0)                      --
                                                                          ------                   ------
                 Net cash used in financing activities                     (13.1)                   (21.2)
                                                                          ------                   ------
        Effect of exchange rates on cash and
          equivalents                                                       (2.5)                     2.9
                                                                          ------                   ------
        Net increase in cash and equivalents                                29.5                     33.7

        Cash and equivalents at beginning of period                        112.0                    102.3
                                                                          ------                   ------
        Cash and equivalents at end of period                             $141.5                   $136.0
                                                                          ======                   ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the nine months ended September 26, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2. Components of inventory were:


                                              September 26,     December 31,
                                                  1997              1996
                                              -------------     ------------
                                                       (in millions)
 Finished goods                                  $ 97.4            $ 87.5
 Work in process                                   12.4              11.1
 Raw materials                                     31.3              31.5
                                                 ------            ------
        Total                                    $141.1            $130.1
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

5. On October 15, 1997 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable December 8, 1997 to stockholders of record on November 17, 1997.

6. Earnings per common and common equivalent share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share." The new statement replaces the calculations currently used with "basic earnings per share" including only actual weighted shares outstanding; and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive.

The new rules are effective at the end of 1997.

If the new rules were in effect, the Company's earnings per share amounts would be:


                                                    Third Qtr.                         Nine Months
                                                    ----------                         -----------
                                              1997             1996              1997              1996
                                              ----             ----              ----              ----
As reported:
         Primary and Fully Diluted            $0.66            $0.26             $1.26            $0.62

Per SFAS No. 128:
         Basic                                $0.67            $0.27             $1.27            $0.63

         Diluted                              $0.66            $0.26             $1.26            $0.62


7. In June 1997, SFAS No. 130 - "Reporting Comprehensive Income" and SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure in the financial statements, and will have no impact on the Company's financial position or results of operations.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1997

RESULTS OF OPERATIONS
---------------------

The following table compares 1997 and 1996 net sales by Product Line for the third quarter and year-to-date periods (in millions):

                                                            Three Months                                 Nine Months
                                                                Ended                                       Ended
                                                 -----------------------------------         ------------------------------------
                                                 September 26,         September 30,         September 26,          September 30,
Net sales by product line:                           1997                  1996                  1997                   1996
                                                 -------------         -------------         -------------          -------------
Specialty pharmaceuticals:

   Eye care pharmaceuticals                         $ 97.6               $102.7                $294.7                 $308.8
   Skin care                                          26.4                 16.0                  60.0                   44.2
   Botox/neuromuscular                                22.8                 17.2                  64.8                   47.9
                                                    ------               ------                ------                 ------
       Total                                         146.8                135.9                 419.5                  400.9

Medical devices and OTC product lines:

  Ophthalmic surgical                                 45.1                 46.9                 130.3                  134.5
  Optical contact lens care                           95.8                104.7                 278.6                  299.8
                                                    ------               ------                ------                 ------
       Total                                         140.9                151.6                 408.9                  434.3
                                                    ------               ------                ------                 ------

Total Net Sales                                     $287.7               $287.5                $828.4                 $835.2
                                                    ======               ======                ======                 ======



For the quarter ended September 26, 1997 total net sales of $287.7 million were flat compared to $287.5 million in the third quarter of 1996. Net sales for the nine months ended September 26, 1997 were $828.4 million, a 1% decrease from the comparable 1996 amount.

The impact of foreign currency changes decreased net sales by $12.5 million or 4% for the quarter and by $31.7 million or 4% for the nine months ended September 26, 1997. Excluding the impact of foreign currency changes, sales increased by $12.7 million or 4% during the quarter, and $24.9 million or 3% for the nine months ended September 26, 1997.

Historically, the Company has used special sales and promotional incentives to distributors to promote the sale of eye care pharmaceuticals and skin care pharmaceuticals. A curtailment of these special programs in the United States in the third quarter of 1997 reduced wholesaler inventories and applicable net sales by approximately $14 million or 11% of third quarter net sales and 4% of net sales for the nine months ended September 26, 1997 in comparison with comparable 1996 amounts. In addition, domestic sales decreased in the first nine months of 1997 as a result of an increase in the rate of product returns in the first quarter of 1997.

For the three months and nine months ended September 26, 1997, Eye Care Pharmaceuticals sales decreased 5% from the comparable 1996 periods. Sales in the United States decreased $2.8 million in the quarter and $0.5 million in the first nine months of 1997 primarily as a result of the loss of sales due to the curtailment of promotional incentives discussed above. Growth in sales of Alphagan(R), introduced in the third quarter of 1996 for the treatment of glaucoma, offset most of the decrease, although the Company also experienced decreases in sales of other glaucoma products and anti-

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

inflammation products. Sales in international markets decreased by $2.3 million in the quarter and $13.6 million in the first nine months of 1997 as a result of the negative effect of currency changes of $3.7 million in the quarter and $8.0 million for the nine months ended September 26, 1997. In addition, a reduction in wholesaler inventory positions in the Argentina market decreased sales by $2.6 million in the second quarter and contributed to the year-to-date 1997 decrease.

Skin Care third quarter 1997 sales were 65% higher than the comparable quarter in 1996. Sales for the nine months ended September 26, 1997 were 36% higher than the comparable period in 1996. Tazorac(R), a topical gel used to treat psoriasis and acne, was launched in the United States in the second quarter of 1997 and launched in Canada in the first quarter of 1997. Zorac(R) (the global brand name) has also been launched in Germany. Sales of Tazorac(R)/Zorac(R), including initial wholesaler inventory stocking in the United States in the third quarter of 1997, accounted for the sales growth in the third quarter and for the nine months ended September 26, 1997 in comparison with 1996 amounts.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 33% in the third quarter and 35% in the first nine months of 1997 compared to 1996 results. The increases were the result of strong sales growth in both the United States and international markets.

Surgical sales decreased 4% in the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997, surgical sales were 3% less than the comparable period in 1996. In the third quarter, domestic sales were flat while international sales decreased 6% from the third quarter of 1996. For the nine month period ended September 26, 1997, domestic sales decreased 3% and international sales decreased 4% compared to the first nine months of 1996. Domestic surgical sales decreased during the third quarter and for the first nine months of 1997, in part, as a result of a decrease in sales of PMMA intraocular lenses. International sales decreased as a result of foreign currency changes. Absent the effects of foreign currency changes, international surgical sales increased by 1% in the third quarter and for the first nine months of 1997 compared with 1996 results for comparable periods.

Optical lens care sales of $95.8 million for the three months ended September 26, 1997 decreased by 9% from the third quarter of 1996. Sales for the nine months ended September 26, 1997 of $278.6 million decreased by 7% compared to 1996 sales. Domestic optical sales decreased by 14% in the third quarter and by 10% in the first nine months of 1997 compared to comparable 1996 amounts. Optical sales in international markets decreased by 7% in the third quarter and 6% in the first nine months of 1997 compared to comparable 1996 results. Domestic optical lens care sales decreased during the third quarter and for the nine months ended September 26, 1997 as a result of decreases in sales of ancillary contact lens care products. This decrease is the result of increasing use of disposable and frequent replacement contact lenses. International sales were negatively impacted

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

by foreign currency changes. Absent the effects of foreign currency changes, international optical lens care sales increased by 1% during the third quarter of 1997 and for the first nine months compared to comparable periods in 1996. Sales growth in international markets, primarily in Europe, has been depressed by increased use of lower priced one bottle cold chemical disinfection systems rather than peroxide based disinfection systems.

Allergan's gross margin percentage for the third quarter of 1997 was 65.0% of net sales, which represents a 0.3 percentage point decrease from the third quarter of 1996. The gross margin percentage for the nine months ended September 26, 1997 was 64.6% representing a 1.6 percentage point decrease from the comparable 1996 percentage. The gross margin percentage decreased in 1997 compared to 1996 primarily as a result of the negative impact of foreign currency changes, decreases in sales of high margin branded eye care pharmaceutical products, and increased return rates in eye care pharmaceutical products. Such decrease was partially offset by sales of new high margin products, Alphagan(R) and Tazorac(R)/Zorac(R).

Gross margin in dollars decreased by $0.7 million or 0.4% in the third quarter and $17.4 million or 3.1% in the first nine months of 1997 from comparable 1996 results. Such decreases were the result, primarily, of the decreases in gross margin percentage. Gross margin in dollars was also reduced by approximately $13 million in the third quarter of 1997 as a result of the curtailment of promotional incentives.

Operating income was $47.7 million for the third quarter and $100.8 million for the nine months ended September 26, 1997, compared to $20.8 million for the third quarter and $52.8 million for the first nine months of 1996. Third quarter results in 1996 include special charges for restructuring costs of $28.5 million and asset write-offs of $0.3 million. Excluding the impact of the special charges in 1996, operating income was $49.6 million for the third quarter and $122.5 million for the nine months ended September 30, 1996. The decreases in operating income in 1997 in comparison with 1996 amounts, excluding the special charges, were primarily the result of the decreases in gross margin and increased costs related to new product launches in the first nine months of 1997. Gross margin decreased by $0.7 million in the third quarter and $17.4 million for the first nine months of 1997. In addition, research and development expense increased by $4.7 million in the third quarter and $8.9 million in the first nine months of 1997. Such decreases in operating income were partially offset by certain transactions including $9.6 million in income from sales of product rights, $7.5 million in income from settlement of a product related lawsuit, decreases in selling, general and administrative expense as a result of reductions in costs resulting from the restructuring activities begun in the second quarter of 1996, and the impact of foreign currency changes.

Net earnings in 1996 include the impacts of special charges, net of applicable income taxes, of $20.2 million in the third quarter and $44.5 million for the first nine months of 1996 from the restructuring charge, and $0.2 million in the third quarter and $5.0 million for the first nine months of 1996 from the asset write-offs. Excluding the impact on net

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1997 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

earnings from the restructuring charge and asset write-offs in 1996, net earnings for the third quarter of 1997 were $43.6 million compared to $37.7 million in 1996; and for the nine months ended September 26, 1997 net earnings were $82.8 million compared to $90.6 million in 1996. Net earnings, excluding the effect of the special charges in 1996, increased in the third quarter, primarily as a result of a gain on sale of an investment of $12.4 million included in other non-operating income. Net earnings for the nine months ended September 26, 1997, excluding the effect of the special charges in 1996, decreased primarily as a result of the decrease in operating income, partially offset by the gain on sale of stock in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 26, 1997, the Company had a medium term note program and three long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to $200 million in notes. The credit facilities allow for borrowings of up to $16.6 million through February 1998, $30.6 million through 1999, $250 million through 2001, and $41.4 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of September 26, 1997, the Company had $65.0 million in borrowings under the note program and $78.2 million in borrowings under two of the credit facilities.

As of September 26, 1997, the Company had commercial paper borrowings of $67.0 million. As of September 26, 1997, the Company has classified $41.0 million of short-term borrowings under the credit facilities and $36.8 million of its commercial paper borrowings as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the nine months ended September 26, 1997 was $105.4 million compared with $98.2 million for the first nine months of 1996. Net cash flows from operating activities increased in 1997 compared to 1996, primarily as a result of net collections of accounts receivable in 1997 compared to a net increase in accounts receivable in 1996. Most of the Company's existing cash and equivalents are held by its non-U.S. subsidiaries and will be reinvested in operations outside the United States.

The Company invested $35.2 million in new facilities and equipment during the nine months ended September 26, 1997 compared to $40.0 million during the comparable period in 1996.

Cash used in financing activities was $13.1 million in the nine months ended September 26, 1997 compared to $21.2 million cash used in financing activities in the comparable period in 1996. The amounts include dividend outflows of $25.1 million in 1997 and $23.0 million in 1996 and $34.0 million for the repurchase of stock in 1997.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1997 (Continued)

FORWARD-LOOKING STATEMENTS
--------------------------

Any of the above statements that refer to the Company's estimated or anticipated future results or product performance are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting Allergan's businesses, including new product performance, competitive conditions, changing market conditions, the timing and uncertainty of results of both research and regulatory processes, the continued supply of difficult to manufacture bulk toxin material for Botox(R), the performance, including customer acceptance, of new products, and realization of the favorable gross profit margin impact expected from the Company's previously announced strategic restructuring, as well as the availability of retinoid financing. In addition, matters generally affecting the economy, such as currency exchange rates and the state of the economy worldwide, can affect the Company's results. These forward-looking statements represent the Company's judgment only as of the date of this document. Actual results could differ materially from expectations reflected in this document. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information.

        Change in Management.
        ---------------------

        On October 3, 1997, the registrant announced that William C. Shepherd will retire as Chairman of the Board, President and Chief Executive Officer, effective January 1, 1998. He will be succeeded by Dr. Herbert W. Boyer who will become Chairman of the Board and David E. I. Pyott who will become President and Chief Executive Officer.

        Annual Meeting.
        ---------------

        The Company's next annual stockholders' meeting will be held on Tuesday, April 21, 1998 at 10:00 A.M. at the Company's headquarters, Irvine, California.

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

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information. (Continued)

        Other Business.
        ---------------

        As of the date of this Quarterly Report on Form 10-Q, management knows of two other matters that are expected to be brought before the stockholders at the Annual Meeting, namely, approval of an amendment of the 1989 Nonemployee Director Stock Plan to increase the number of shares of restricted stock to be granted from 600 to 900 per year, and approval of an incentive plan for senior managers.

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

Item 6. Exhibits and Reports on Form 8-K

        - Exhibit Index

          11   Statement re Computation of Per Share Earnings
          27   Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  November 6, 1997                  ALLERGAN, INC.



                                          /s/ A. J. Moyer
                                          ------------------------------------
                                          A. J. Moyer
                                          Corporate Vice President and
                                          Chief Financial Officer