Form 10-K
period 1997-12-31
ALLERGAN INC
filed 1998-03-13
CIK 850693

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                  Registrant's telephone number: (714) 246-4500

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

                              Yes X      No

        The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,200,000,000 on February 27, 1998, based upon the closing price on the New York Stock Exchange on such date.

        Common Stock outstanding as of February 27, 1998 - 65,479,220 shares

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed filed as part of this Report on Form 10-K.

        Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 21, 1998, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1997.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                    PAGE
                                                                          ----

Item 1.        Business....................................................1
Item 2.        Properties.................................................13
Item 3.        Legal Proceedings..........................................14
Item 4.        Submission of Matters to a Vote of Security Holders........14
Item I-A.      Executive Officers of Allergan, Inc........................15

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................18
Item 6.        Selected Financial Data....................................18
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................18
Item 8.        Financial Statements and Supplementary Data................18
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................18

PART III

Item 10.       Directors and Executive Officers of Allergan, Inc..........19
Item 11.       Executive Compensation ....................................19
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................19
Item 13.       Certain Relationships and Related Transactions.............19

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................20

SIGNATURES     ...........................................................21
INDEX OF EXHIBITS ........................................................23
SCHEDULE       ..........................................................S-1
EXHIBITS       .......................(Attached to this Report on Form 10-K)


                                       PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Allergan, Inc. ("Allergan" or the "Company") is a leading provider of eye care and specialty pharmaceutical products throughout the world with products in the eye care pharmaceutical, ophthalmic surgical device, over-the-counter contact lens care, movement disorder, and dermatological markets. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

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

ALLERGAN BUSINESSES

        The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                     YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                               1997           1996          1995
                                             --------       --------     --------
                                                         (IN MILLIONS)
Specialty Pharmaceuticals:
        Eye Care Pharmaceuticals             $  408.5       $  425.1     $  415.1
        Skin Care                                80.6           64.7         44.7
        Botox(R)/Neuromuscular                   90.1           67.2         48.9
                                             --------       --------     --------
                Total                           579.2          557.0        508.7

Medical Devices and OTC Product Lines:
        Ophthalmic Surgical                     182.2          184.0        188.7
        Optical Contact Lens Care               376.6          406.0        369.8
                                             --------       --------     --------
               Total                            558.8          590.0        558.5
                                             --------       --------     --------

        Total Product Net Sales              $1,138.0       $1,147.0     $1,067.2
                                             ========       ========     ========

Domestic                                         42.8%          41.4%        43.6%
International                                    57.2%          58.6%        56.4%

The foregoing table does not include sales of discontinued operations. See Note 12 of Notes to Consolidated Financial Statements on page 47 of the 1997 Annual Report for further information concerning foreign and domestic operations.

SPECIALTY PHARMACEUTICAL BUSINESS

Eye Care Pharmaceutical Product Line

        Allergan develops, manufactures and markets a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, inflammation, infection and allergy. In addition, the specialty over-the-counter product line consists of products designed to treat ocular surface disease, including artificial tears and ocular decongestants.

        The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling pharmaceutical product is Alphagan(R) (brimonidine), which was approved in the United States in September 1996 for the treatment of open-angle glaucoma and ocular hypertension; the period of new chemical entity exclusivity for Alphagan(R) ophthalmic solution extends for five years from the date of approval. In March 1997, Alphagan(R) was also approved in the United Kingdom; in October 1997, the Company received approval to market Alphagan(R) in 14 of the 15 member states of the European Union through the mutual recognition filing process. Also, in March 1997, Alphagan(R) was approved in the United States for acute post-surgical elevated pressure in the eye following argon laser trabeculoplasty. The Company also markets Betagan(R) ophthalmic solution, a topical beta blocker used in the initial treatment of glaucoma, and Propine(R) ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991 and they both face generic competition from several companies including Bausch & Lomb and Alcon Laboratories, Inc. (a division of Nestle). In addition, the Company markets its own generic version of these two products.

        The Company also markets several leading ophthalmic products to treat ocular inflammation and infection. Pred Forte(R) and FML(R) Liquifilm(R) suspensions are leading products in the ocular corticosteroid inflammation market. Allergan's Acular(R)1 ophthalmic solution is indicated for the relief of itch associated with seasonal allergic conjunctivitis and for the treatment of postoperative inflammation in patients who have undergone cataract extraction. In November 1997, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market Acular(R) PF, the first unit-dose, preservative-free topical nonsteroidal anti-inflammatory drug (NSAID) in the United States, for the reduction of ocular pain and photophobia following incisional refractive surgery. Allergan's major products in the anti-infective market are Blephamide(R) suspension, a topical anti-inflammatory and anti-infective, Polytrim(R) solution, a synthetic antimicrobial which treats surface ocular bacterial infections, and Ocuflox(R)/Oflox(R)/Exocin(R) solution, a fluroquinolone which treats bacterial conjunctivitis. In May 1996, the Company received approval from the FDA to market Ocuflox(R) solution for the treatment of corneal ulcers.

Skin Care Product Line

        Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business develops, manufactures and markets therapeutic as well as cosmetic skin care products, primarily in the United States and Argentina. During the fourth quarter of 1996, the Company received approval from the German Ministry of Health (Bfarm) to market Zorac(R) (tazarotene topical gel) 0.05% and 0.1% to treat mild-to-moderate plaque psoriasis. Approval to market Zorac(R) in the balance of the European Union through the mutual recognition filing process began in April 1997; approval has been obtained in 12 of the 15 member countries. In June 1997, the Company received approval from the FDA to market Tazorac(R) (tazarotene topical gel) 0.05% and 0.1% (the trade name for Zorac(R) topical gel in the United States and Canada) for the treatment of plaque psoriasis and acne.

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

Botox(R)/Neuromuscular

        Allergan's Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex injection is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. Botox(R) purified neurotoxin complex injection is marketed in the United States and a number of other major countries for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness) and strabismus (misalignment of the eyes) in people 12 years of age and over. In May 1994, Botox(R) was approved in the United Kingdom for blepharospasm and hemifacial spasm. In March 1991, an application was filed with the FDA for the treatment of a neck and shoulder movement disorder known as cervical dystonia (spasmodic torticollis). In 1995, in response to a request from the FDA, Allergan initiated

-------------------

1 Acular(R), is a registered trademark of and is licensed from its developer Syntex (U.S.A.) Inc.

additional clinical trials in support of the cervical dystonia filing. Botox(R) purified neurotoxin complex has been approved in Canada and several European countries for the treatment of cervical dystonia and in Denmark and Ireland for the treatment of juvenile cerebral palsy. In October 1996, Botox(R) was approved in Japan for the treatment of blepharospasm.

MEDICAL DEVICES AND OTC PRODUCT LINES
-------------------------------------

Ophthalmic Surgical Product Line

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

        Sales of all models of the Company's IOLs represented 12%, 11% and 11% of total Company sales in 1995, 1996 and 1997, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery include the AMO(R) PhacoflexII(R)SI-30NB(R) foldable small incision IOL, introduced in April 1993, the AMO(R)SI-40NB(TM) foldable small incision IOL, introduced in 1995, the AMO(R)PhacoflexII(R)SI-55NB(TM), introduced in 1997 and the AMO(R)DuraLens(R) IOL, which was also introduced in 1995. Along with foldable IOLs, the Company also markets a series of insertion systems for each of its foldable lens models, referred to as The UnFolder(TM)AMO(R)PhacoflexII(R) implantation systems. The systems assist the surgeon in achieving controlled release of the IOL in the smallest incisions The AMO(R)Array(R) multifocal IOL was approved for marketing in the United States in September 1997. It is also available in Brazil and several European countries including Germany, France and Italy. The Company believes that the AMO(R)Array(R) multifocal IOL will be viewed by ophthalmic surgeons and cataract patients as a significant improvement in IOL design, providing an improved patient outcome due to enhanced near vision.

        Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a 3 to 4 millimeter incision, compared to incisions of up to 12 millimeters for other techniques. Phacoemulsification is currently utilized in more than 80 percent of cataract procedures in the United States. In 1993 Allergan introduced the AMO(R)Prestige(R) phacoemulsification machine. AMO(R)Prestige(R) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. In January 1995, Allergan acquired Optical Micro Systems, Inc. ("OMS"). OMS develops and manufactures phacoemulsification equipment. This acquisition, along with the acquisition of the Ioptex business in 1994, provided the Company with additional IOL and phacoemulsification equipment product offerings and the capability to manufacture phacoemulsification equipment. The AMO(R)Diplomax(R) phacoemulsification machine, launched in the U.S. by the Company in November 1995, is the first OMS phaco-technology system introduced since the acquisition. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery.

Optical Contact Lens Care Product Line

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

        Sales of the Company's hydrogen peroxide disinfection systems represented 14%, 12% and 11% of total Company sales in 1995, 1996 and 1997, respectively. It is difficult for the Company to predict what effect, if any, the continued market acceptance of daily disposable contact lenses and the increasing acceptance of the surgical correction of nearsightedness and other forms of visual acuity impairment, especially in the United States, will have on the Company's optical business. The Company believes that a continuation of these trends could result in a material adverse impact on sales of the Company's contact lens care products in the United States. In addition, in Europe, sales of the Company's contact lens care products have been negatively impacted by the market shift from traditional hydrogen peroxide disinfection systems to more convenient and lower priced one-bottle disinfection systems and by new private label competition.

EMPLOYEE RELATIONS

        At December 31, 1997, the Company employed approximately 6,100 persons throughout the world, including approximately 2,500 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

        The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 56.4%, 58.6% and 57.2% of total sales for the years ended December 31, 1995, 1996 and 1997, respectively. Allergan believes that its well-established international market presence provides it with a competitive advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

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

        Beginning in 1993, Allergan launched its Complete(R) brand contact lens care products and a range of ophthalmic pharmaceutical products, including Poly Pred(R), Pred Forte(R), Acular(R), FML(R), Propine(R) and Betagan(R) solutions, in the People's Republic of China. In 1995, the Company received government approval to do business through its wholly foreign owned entity, Allergan Pharmaceutical (Hangzhou) Co. Ltd., and five additional products were launched. The Company also began construction of its new manufacturing facility in Hangzhou in October, 1995; the grand opening took place in March 1998. Also, in June 1995, Allergan acquired Laboratorios Frumtost, S.A., a manufacturer of ophthalmic and other pharmaceutical products in Brazil. In 1994, Allergan and Nicholas Piramal India Limited formed Allergan India Private Ltd., a joint venture to manufacture and market eye care products in India. Since 1994, 17 ophthalmic pharmaceutical products as well as Botox(R) purified neurotoxin complex have been approved for sale in India.

SALES AND MARKETING

        Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye and skin care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been focusing increasingly on managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1997, the Company employed approximately 1,200 sales representatives throughout the world.

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

        At December 31, 1997, there were, in the aggregate, approximately 800 people involved in the Company's research and development efforts. The Company's research and development expenditures associated with continuing operations for 1995, 1996 and 1997 were $116.7 million, $118.3 million and $131.2 million, respectively, excluding amounts spent by the Company on behalf of Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT").

        Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy and new anti-infective pharmaceuticals for eye care. The Company is conducting research on new compounds that control intraocular pressure by either reducing the inflow or production, or improving the outflow of aqueous humor. The Company is also conducting research and clinical trials on a class of compounds called hypotensive lipids. Unlike beta-blockers that decrease the inflow or production of aqueous humor, hypotensive lipids reduce intraocular pressure by improving its outflow. The Company is also developing topical cyclosporine A for the treatment of severe dry eye.

        Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the AMO(R)Array(R) multifocal IOL, designed to allow patients to see well over a range of distances and the AMO(R)SENSAR(TM), an acrylic foldable IOL. The Company received U.S. marketing approval for the AMO(R)Array(R) multifocal IOL in September 1997 and anticipates filing for U.S. marketing approval for the AMO(R)SENSAR(TM) acrylic foldable IOL in 1998.

        Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex to include treatment for cervical dystonia, juvenile cerebral palsy, spasticity, migraine headache pain and back pain.

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

        From 1992 to 1994, the Company and Ligand Pharmaceuticals Incorporated (Ligand) operated a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to function as the successor to the joint venture. In June 1995, Ligand contributed $17.5 million to ALRT for a right to acquire all of the stock of ALRT at specified future dates and amounts. At the same time, the Company contributed $50.0 million to ALRT in exchange for rights to acquire one half of all technologies and other assets, or a similar right to acquire all of the stock of ALRT if Ligand did not exercise its right. The Company accounted for its $50.0 million contribution as a charge to operating expense at the time of the contribution. Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland"), a wholly owned subsidiary of the Company, also purchased $6.0 million of Ligand common stock at the time of its contribution to ALRT. As a result, Allergan Ireland owns approximately 8.9% of the outstanding common stock of Ligand.

        In November 1997, pursuant to the exercise of its stock purchase option, Ligand acquired all of the stock of ALRT in exchange for $71.4 million. At the same time, pursuant to the exercise of its asset purchase option, Allergan acquired one-half of all technologies, cash (of which Allergan's share was approximately $5.5 million) and other assets of ALRT in exchange for $8.9 million. The initial agreements between Allergan and Ligand provided for a joint research, development and commercialization arrangement following such option exercises. In connection with the option exercises, Allergan and Ligand amended their agreements so that, among other things, ALRT compounds and development programs were divided between Allergan and Ligand, and each party received exclusive rights to ALRT technology for use with their respective compounds and programs, subject to certain royalty and milestone payment obligations.

        The Company performed contract research services for ALRT from 1995 to 1997. Revenues from such services represent a recovery of the research and development costs incurred with an amount added to compensate the Company for general corporate overhead costs.

        In 1997 the Company formed a new subsidiary, Allergan Specialty Therapeutics, Inc. ("ASTI"), to conduct research and development of potential pharmaceutical products based on the Company's retinoid and neuroprotective technologies. In November, the Company filed a registration statement with the Securities and Exchange Commission on behalf of ASTI relating to a proposed special distribution of ASTI Class A Common Stock to the Company's stockholders. The distribution of the ASTI shares was completed on March 10, 1998 to shareholders of record on February 17, 1998.

        Prior to the distribution, the Company contributed $200 million to ASTI. The market value of ASTI stock was approximately $29 million at the date of distribution. The Company recorded a dividend for the amount of the market value of ASTI stock at the distribution. The remainder of the $200 million was recorded as a charge against operating income. The Company's stockholders received one share of ASTI Class A Common Stock for each 20 shares of common stock held as of the record date. Based on 65,453,805 shares of common stock outstanding as of February 17, 1998, approximately 3,272,700 shares of ASTI Class A Common Stock were issued in the distribution. The Company's shareholders were not required to pay any cash or other consideration for the ASTI Class A Common Stock received in the distribution. The distribution is taxable as a dividend to each holder in the amount of the fair market value of ASTI Shares distributed to such holder.

        As the sole holder of ASTI's outstanding Class B Common Stock following the Distribution, under the terms of ASTI's Restated Certificate of Incorporation, the Company will have the option to repurchase all of the outstanding ASTI Shares under specified conditions. Under the terms of a technology license agreement and a license option agreement between the Company and ASTI, the Company has also granted certain technology licenses and agreed to make specified payments on sales of certain products in exchange for the payment by ASTI of a technology fee and the option to independently develop certain compounds funded by ASTI prior to the filing of an Investigational New Drug application with the U.S. Food and Drug Administration with respect thereto and to license any products and technology developed by ASTI. The Company will recognize the technology fee as revenue as it is earned and received.

        ASTI's technology and product research and development activities will take place under a research and development agreement with the Company. The Company will recognize revenues and related costs as services are performed under such contracts. It is currently expected that substantially all of ASTI's funds will be directed toward continuing the research and development of products based on retinoid and neuroprotective technologies. In addition, ASTI may fund the research and development of pharmaceutical products in therapeutic categories of interest to the Company other than those based on retinoid and neuroprotective technologies, but that complement the Company's product pipeline or otherwise are believed to provide a potential commercialization opportunity for the Company.

        In October 1996, the Company entered into an exclusive collaboration agreement with SUGEN, Inc. to identify, develop and commercialize novel pharmaceutical compounds utilizing SUGEN's proprietary small molecule signal transduction inhibition technology for the treatment of ophthalmic neovascular diseases, such as age-related macular degeneration and diabetic retinopathy. In November 1996, the Company entered into a collaboration agreement with Cambridge NeuroScience, Inc. ("CNSI") to develop new treatments for glaucoma and other serious ophthalmic diseases. CNSI specializes in glutamate ion channel-blocker and sodium channel technology. In September 1997, the Company entered into an exclusive collaboration agreement with ACADIA Pharmaceuticals Inc. (formerly Receptor Technologies) to identify receptor-selective compounds with respect to certain targets, develop receptor arrays and probes specific for G-protein coupled and other receptors and facilitate the establishment of drug discovery programs.

        The option agreement with Peptech (UK) Ltd. for the development and commercialization of certain therapeutic products based on its GMDP (a synthetic glucosaminyl muramyl dipeptide) compound for dermatology indications, such as psoriasis, ophthalmology and oncology, expired unexercised in October 1997.

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

COMPETITION

        Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle), Bausch & Lomb and its recently acquired businesses Chiron Vision and Storz Ophthalmics, CIBA Vision Ophthalmics (a division of Novartis), Merck & Co., Inc. and Pharmacia Ophthalmics (a subsidiary of Pharmacia & Upjohn). These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

GOVERNMENT REGULATION

        Drugs, biologics and medical devices, including intraocular lenses
(IOLs) and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of most of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by some foreign health agencies prior to sale as well. The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a premarket application and governmental review is costly and takes many years to complete.

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

        In 1996, Congress examined the regulatory burdens imposed on drug and medical device manufacturers by the FDA in its product approval processes. In 1997, Congress enacted legislation intended to ameliorate those burdens. Among other things, the Food and Drug Administration Modernization Act of 1997 ("FDA Modernization Act") extends the Prescription Drug User Fee Act for another five years; expands access to investigational drugs; authorizes FDA to approve a new drug application on the basis of the results of one clinical trial, if the results are sufficient to establish effectiveness; otherwise seeks to streamline and facilitate the drug approval process; permits the dissemination of scientific and medical information regarding a product's unapproved uses under specific circumstances; and expands FDA inspectional authority over non-prescription drugs. The FDA Modernization Act also seeks to improve the regulation of medical devices. It is too soon to determine what if any effect the FDA Modernization Act will have on Allergan.

        Internationally, the regulation of drugs and medical devices is likewise becoming increasingly complex. In Europe, the Company's products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. Additionally, new rules are being introduced in several areas such as the harmonization of clinical research laws and labeling and patient package information, which are expected to assist companies such as Allergan to bring products to market quickly once the first European approval is received.

        A new EU regulatory regime has been installed to cover medical devices. This regulatory process is optional but will become mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation will regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more extensive system for medicinal products under which they are currently regulated. The EU regulatory system for cosmetics, which covers many of the Company's skin care products, has been extended to include, among other aspects, formal maintenance of a technical file, a safety assessment, data on undesirable effects, good manufacturing practice and extended labeling requirements.

        In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed facility fee which includes a $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. In its effort to reduce Medicare expenditures, Congress may lower the IOL allowance below $150. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "new technology IOLs." HCFA has issued proposed rules which would implement this mandate. Allergan is seeking "new technology" status for the AMO (R)Array (R) multifocal IOL.

        The Company has orphan drug designations from the FDA for two indicated uses for the marketed drug BOTOX (R) Purified Neurotoxin Complex: cervical dystonia and juvenile cerebral palsy. Clinical trials are under way, and the Company expects to seek supplemental approvals to market the drug for said uses. If the Company gains approval for one or both uses before any other manufacturer of the same designated drug, the Company will be entitled to seven years exclusive marketing in the United States for those uses.

        The Company cannot predict the likelihood or pace of any significant legislative action in these areas, nor can it predict whether or in what form health care legislation being formulated by various governments will be passed. The Company also cannot predict exactly what effect such governmental measures would have if they were ultimately enacted into law. However, in general, the Company believes that such legislative activity will likely continue, and the adoption of such measures can be expected to have some impact on the Company's business.

PATENTS, TRADEMARKS AND LICENSES

        Allergan owns, or is licensed under, numerous patents relating to its products, product uses and manufacturing processes. It has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to hydrogen peroxide disinfection systems, no one patent or license is currently of material importance in relation to its overall sales. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

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

- The three largest parts of the Company's overall business in terms of revenue -- eye care pharmaceuticals, ophthalmic surgical and contact lens care -- have not experienced any significant overall revenue growth in the past three years.

- The pharmaceutical industry and other healthcare-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan.

- Two of the Company's largest ophthalmic pharmaceutical products, Betagan(R) and Propine(R), are off patent in the U.S. and continue to face competition from generic versions of these compounds as well as from recently introduced new technology glaucoma products. Other significant products are also off patent and may face similar generic competition.

- The Company's Optical Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment; the popularity of one-bottle chemical disinfection systems among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products; and the growing use and acceptance of daily contact lenses which could have the effect of reducing demand for lens care products generally.

- Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations. Failure of the AMO(R)Array(R) multifocal IOL to be designated as an "advanced technology IOL" by HCFA will adversely affect the Company's profit margin for the product.

- In the past two years, the Company has taken steps designed to improve its gross profit margin, including continued emphasis on new products as well as the closure of certain plants and other cost-cutting measures. Whether these steps will succeed in improving gross profit margin depends in part on whether sales of new products will result in a more favorable mix of products, and on whether the anticipated cost savings can be achieved and sustained.

- The Company has allocated significant resources to the development and introduction of new products. The regulatory approval and market acceptance of the products cannot be assured.

- There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections, respectively.

ITEM 2.  PROPERTIES

        Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of March 1, 1998:

LOCATION                        PRIMARY FUNCTION INTEREST                  INTEREST
--------                        -------------------------                  --------
Irvine, California            Headquarters, research and development,      Owned/Leased
                              manufacturing, administrative, warehousing

Costa Mesa, California        Administrative                               Leased

Berkeley, California          Administrative, manufacturing, warehousing   Leased

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

Sao Paulo, Brazil             Administrative, manufacturing, warehousing   Owned/Leased

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

Rome, Italy                   Administrative                               Owned

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

        It remained the Company's position that Botox(R) is a medical product with no biological weapons potential and that it is, thus, exempt by statute and regulation from export licensing control. Therefore, the Company believed, and continues to believe, that as a matter of law and of fact it should not have been charged with a violation and, if charged, that it would prevail on the merits. The Company met with the Commerce Department in an effort to persuade the Commerce Department that charges would be inappropriate. However, the Commerce Department insisted that it would issue formal charges absent a settlement.

        Accordingly, to avoid exposure, attorneys' fees, and other expenses, the Company settled the matter by entering into an agreement wherein the Company, without admitting any liability, paid $824,000 as a civil penalty in full resolution of all issues.

        The Company and its subsidiaries are involved in various litigation and claims arising in the normal course of business which Allergan considers to be normal in view of the size and nature of its business.

        Although the ultimate outcome of any pending litigation and claims cannot be precisely ascertained at this time, Allergan believes that any liability resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and claims will not have a material adverse effect on its consolidated financial position and results of operation. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

        The executive officers of the Company and their ages as of March 1, 1998 are as follows:


David E.I. Pyott                         44     President and Chief Executive Officer

F. Michael Ball                          42     Corporate Vice President and
                                                President, North America Region

Jeffrey B. D'Eliscu                      47     Corporate Vice President,
                                                Corporate Communications

Michael J. Donohoe                       55     Corporate Vice President and
                                                President, Europe/Africa/Middle East
                                                Region

David A. Fellows                         41     Corporate Vice President and
                                                President, Asia Pacific Region

James H. Fuller                          53     Corporate Vice President and
                                                President, Latin America Region

Richard J. Hilles                        55     Corporate Vice President,
                                                Human Resources

Lester J. Kaplan,  Ph.D.                 47     Corporate Vice President,
                                                Science and Technology

George M. Lasezkay, Pharm.D., J.D.       46     Vice President,
                                                Corporate Development

Albert J. Moyer                          54     Corporate Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Jacqueline Schiavo                       49     Corporate Vice President,
                                                Worldwide Operations

Francis R. Tunney, Jr., J.D.             50     Corporate Vice President,
                                                General Counsel and Secretary

Dwight J. Yoder                          52     Senior Vice President and Controller
                                                (Principal Accounting Officer)

        Officers are appointed by and hold office at the pleasure of the Board of Directors.

        Mr. Pyott became President and Chief Executive Officer in January 1998. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG during 1997 and had held a similar position at Sandoz International AG, from 1995 to 1996, prior to the merger of Sandoz and Ciba to form Norvartis. Also, while at Sandoz, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota (1992-1995), General Manager of Sandoz

Nutrition, Barcelona, Spain (1990-1992) and held other positions within the Sandoz Nutrition group from 1980.

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

        Mr. Donohoe has been Corporate Vice President and President, Europe/Africa /Middle East Region since 1992. Prior thereto, he was Corporate Vice President and President, Optical, Consumer/OTC Group from 1991. Mr. Donohoe was Senior Vice President and General Manager, Contact Lenses from 1990 to 1991 and Area Vice President, Northern Europe from 1989 to 1990. Mr. Donohoe first joined the Company in 1987.

        Mr. Fellows has been Corporate Vice President of the Asia Pacific Region since June, 1997 and prior thereto, was Senior Vice President, U.S. Eye Care Marketing since June, 1996. From 1993 to 1996, he was Senior Vice President, Therapeutics Strategic Marketing, and from 1991 until 1993, he was Vice President, Pharmaceuticals Strategic Marketing. Mr. Fellows joined the Company in 1980.

        Mr. Fuller has been Corporate Vice President and President, Latin America Region since May 1996, prior to which he had been Vice President of the region from 1994, and Senior Vice President from February of 1996. From January 1992 to July 1994, he was Senior Vice President, Sales and Marketing. Mr. Fuller first joined the Company in 1974.

        Mr. Hilles has been Corporate Vice President, Human Resources since 1991 and prior thereto was Senior Vice President, Human Resources from 1986 to 1991. Mr. Hilles first joined SmithKline Beckman Corporation, the Company's former parent, in 1965.

        Dr. Kaplan has been Corporate Vice President, Science and Technology since July 1996 and had been Corporate Vice President, Research and Development since 1992. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined the Company in 1983. He is also a member of the Board of Directors of ACADIA Pharmaceuticals Inc. and Allergan Specialty Therapeutics, Inc.

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

        Mr. Yoder has been Senior Vice President and Controller of the Company since July 1996, prior to which he had been Vice President and Controller since joining the Company in 1990. He is also the Chief Financial Officer of Allergan Specialty Therapeutics, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The section entitled "Market Prices of Common Stock and Dividends" on the inside back cover of the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table entitled "Selected Financial Data" on page 52 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Year Period Ended December 31, 1997" on pages 25-32 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, including the notes thereto, included on pages 33-48 of the Annual Report, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Annual Report included on pages 50 and 51, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

         Information under this Item is included on pages 2-4 of the Proxy Statement and such information is incorporated herein by reference. Information with respect to executive officers is included on pages 15-17 of this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections entitled "Other Matters" and "Compensation Committee Interlocks and Insider Participation" on pages 6-7 and page 24, respectively, of the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements *

                                                                        PAGE(S) IN
                                                                       ANNUAL REPORT
1. Financial Statements included in Part II of this report:

         Independent Auditors' Report ..................................    50

         Consolidated Balance Sheets at December 31, 1997 and
         December 31, 1996 .............................................    33

         Consolidated Statements of Earnings for Each of the Years
         in the Three Year Period Ended December 31, 1997 ..............    34

         Consolidated Statements of Stockholders' Equity for
         Each of the Years in the Three Year Period
         Ended December 31, 1997 .......................................    35

         Consolidated Statements of Cash Flows for Each of the Years
         in the Three Year Period Ended December 31, 1997 ..............    36

         Notes to Consolidated Financial Statements ....................    37-48

* Incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (and except for the pages specifically incorporated by reference, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is not deemed filed as part of this report).

2.   Schedules Supporting the Consolidated Financial Statements:

                                                                                 PAGE IN
                                                                                THIS REPORT

         Schedule numbered in accordance with Rule 5-04 of Regulation S-X:

         II Valuation of Qualifying Accounts...........................    S-1

         All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of 1997.

(c)      Item 601 Exhibits

         Reference is made to the Index of Exhibits beginning at page 23 of this report.

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

Date: March 6, 1998                          ALLERGAN, INC.


                                             By  /s/ DAVID E.I. PYOTT
                                                --------------------------------
                                                 David E.I. Pyott
                                                 President, Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 6, 1998                          By  /s/ DAVID E.I. PYOTT
                                                --------------------------------
                                                 David E.I. Pyott
                                                 President, Chief Executive
                                                 Officer


Date: March 6, 1998                          By  /s/ A. J. MOYER
                                                --------------------------------
                                                 A. J. Moyer
                                                 Corporate Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date: March 6, 1998                          By  /s/ DWIGHT J. YODER
                                                --------------------------------
                                                 Dwight J. Yoder
                                                 Senior Vice President and
                                                 Controller
                                                 (Principal Accounting Officer)


Date: March 6, 1998                          By  /s/ HERBERT W. BOYER, PH.D.
                                                --------------------------------
                                                 Herbert W. Boyer, Ph.D.,
                                                 Chairman of the Board


Date: March 10, 1998                         By  /s/ TAMARA J. ERICKSON
                                                --------------------------------
                                                 Tamara J. Erickson, Director


Date: March 9, 1998                          By  /s/ HANDEL E. EVANS
                                                --------------------------------
                                                 Handel E. Evans, Director


Date: March 9, 1998                          By  /s/ WILLIAM R. GRANT
                                                --------------------------------
                                                 William R. Grant, Director

Date: March 11, 1998                         By  /s/ HOWARD E. GREENE, JR.
                                                --------------------------------
                                                 Howard E. Greene, Jr., Director


Date: March 9, 1998                          By  /s/ GAVIN S. HERBERT
                                                --------------------------------
                                                 Gavin S. Herbert, Director and
                                                 Chairman Emeritus


Date: March 9, 1998                          By  /s/ LESTER J. KAPLAN, PH.D.
                                                --------------------------------
                                                 Lester J. Kaplan, Ph.D.,
                                                 Director


Date: March 10, 1998                         By  /s/ LESLIE G. MCCRAW
                                                --------------------------------
                                                 Leslie G. McCraw, Director


Date: March 10, 1998                         By  /s/ LOUIS T. ROSSO
                                                --------------------------------
                                                 Louis T. Rosso, Director


Date: March 10, 1998                         By  /s/ LEONARD D. SCHAEFFER
                                                --------------------------------
                                                 Leonard D. Schaeffer, Director


Date: March 11, 1998                         By  /s/ HENRY WENDT
                                                --------------------------------
                                                 Henry Wendt, Director

                                INDEX OF EXHIBITS

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
NUMBER                               DESCRIPTION                              PAGE
------                               -----------                              ----

 3.1         Restated Certificate of Incorporation of the Company as
             filed with the State of Delaware on May 22, 1989
             (incorporated by reference to Exhibit 3.1 to
             Registration Statement on Form S-1 No. 33-28855, filed
             May 24, 1989)..............................................

 3.2         Bylaws of the Company (incorporated by reference to
             Exhibit 3 to the Company's Report on Form 10-Q for the
             Quarter ended June 30, 1995)...............................

 4.1         Certificate of Designation, Preferences and Rights of
             Series A Participating Preferred Stock as filed with the
             State of Delaware on May 22, 1989 (incorporated by
             reference to Exhibit 4.1 to Registration Statement on
             Form S-1 No. 33-28855, filed May 24, 1989).................

10.1         Form of director and executive officer Indemnity
             Agreement (incorporated by reference to Exhibit 10.4 to
             the Company's Report on Form 10-K for the Fiscal Year
             ended December 31, 1992)*..................................

10.2         Allergan, Inc. 1989 Nonemployee Director Stock Plan, as
             amended and restated (incorporated by reference to
             Exhibit 10.4 to the Company's Report on Form 10-Q for
             the Quarter ended March 31, 1996)*.........................

10.3         Allergan, Inc. Deferred Directors' Fee Program
             (incorporated by reference to Exhibit 10.6 to the
             Company's Report on Form 10-K for the Fiscal Year ended
             December 31, 1991)*........................................

10.4         Allergan, Inc. 1989 Incentive Compensation Plan, as
             amended and restated (incorporated by reference to
             Exhibit A to the Company's Proxy Statement dated March
             18, 1996, filed in definitive form on March 14, 1996)*.....

10.5         Restated Allergan, Inc. Employee Stock Ownership Plan
             (incorporated by reference to Exhibit 10.1 to the
             Company's Report on Form 10-Q for the Quarter ended
             March 31, 1996)............................................

10.6         First Amendment to Restated Allergan, Inc. Employee
             Stock Ownership Plan (incorporated by reference to
             Exhibit 10.3 to the Company's Report on Form 10-Q for
             the Quarter ended June 30, 1996)...........................


--------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.7         Second Amendment to Restated Allergan, Inc. Employee
             Stock Ownership Plan.......................................

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                             DESCRIPTION                                PAGE
------                             -----------                                ----

10.8         Restated Allergan, Inc. Savings and Investment Plan
             (incorporated by reference to Exhibit 10.2 to the
             Company's Report on Form 10-Q for the Quarter ended
             March 31, 1996)............................................

10.9         First Amendment to the Allergan, Inc. Savings and
             Investment Plan (incorporated by reference to Exhibit
             10.4 to the Company's Report on Form 10-Q for the
             Quarter ended June 30, 1996)...............................

10.10        Second Amendment to the Allergan, Inc. Savings and
             Investment Plan............................................

10.11        Form of Allergan change in control severance agreement *...

10.12        $250,000,000 Credit Agreement dated as of December 22,
             1993 and amended and restated as of May 10, 1996 among
             the Company, as Borrower and Guarantor, the Eligible
             Subsidiaries Referred to Therein, the Banks Listed
             Therein, Morgan Guaranty Trust Company of New York, as
             Agent and Bank of America National Trust and Savings
             Association, as Co-Agent (the "Credit Agreement")
             (incorporated by reference to Exhibit 10.7 to the
             Company's Report on Form 10-Q for the Quarter ended
             March 31, 1996)............................................

10.13        Restated Allergan, Inc. Pension Plan (incorporated by
             reference to Exhibit 10.3 to the Company's Report on
             Form 10-Q for the Quarter ended March 31, 1996) *..........

10.14        First Amendment to the Allergan, Inc. Pension Plan *.......

10.15        Restated Allergan, Inc. Supplemental Retirement Income
             Plan (incorporated by reference to Exhibit 10.5 to the
             Company's Report on Form 10-Q for the Quarter ended
             March 31, 1996) *.........................................

10.16        Restated Allergan, Inc. Supplemental Executive Benefit
             Plan (incorporated by reference to Exhibit 10.6 to the
             Company's Report on Form 10-Q for the Quarter ended
             March 31, 1996)*..........................................

10.17        Allergan, Inc. Management Bonus Plan*.....................

10.18        Distribution Agreement dated March 4, 1994 between
             Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan



--------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                              DESCRIPTION                               PAGE
------                              -----------                               ----

             Securities Inc. (incorporated by reference to Exhibit
             10.14 to the Company's Report on Form 10-K for the
             fiscal year ended December 31, 1993)......................

10.19        Allergan, Inc. Executive Deferred Compensation Plan
             dated as of January 1, 1995 (incorporated by reference
             to Exhibit 10.15 to the Company's Report on Form 10-K
             for the fiscal year ended December 31, 1994)*.............

10.20        First Amendment to the Executive Deferred Compensation
             Plan (incorporated by reference to Exhibit 10.2 to the
             Company's Report on Form 10-Q for the Quarter ended June
             30, 1996)*................................................

10.21        Allergan, Inc. Stock Price Incentive Plan *................

10.22        Letter Agreement between Allergan, Inc. and William C.
             Shepherd dated September 27, 1997 *........................

10.23        Technology License Agreement dated as of March 6, 1998
             among Allergan, Inc. and certain of its affiliates and
             Allergan Specialty Therapeutics, Inc. ("ASTI").............

10.24        Research and Development Agreement dated as of March 6,
             1998 between Allergan, Inc. and ASTI.......................

10.25        License Option Agreement dated as of March 6, 1998
             between Allergan, Inc. and ASTI............................

10.26        Distribution Agreement dated as of March 6, 1998 between
             Allergan, Inc. and ASTI....................................

13           The Company's Annual Report to Shareholders for the
             fiscal year ended December 31, 1997 (with the exception
             of the information incorporated by reference into Items
             5, 6, 7, 8 and 14 of this report, the Annual Report to
             Shareholders is not deemed to be filed as part of this
             report)...................................................

21           List of Subsidiaries of the Company.......................

23           Report and consent of KPMG Peat Marwick, LLP to the
             incorporation of their reports herein to Registration
             Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908,
             33-66874, 333-09091, 333-04859, 333-25891, 33-55061 and
             33-69746..................................................

27           Financial Data Schedule...................................



--------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SCHEDULE II


                                 ALLERGAN, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                  (IN MILLIONS)

                         BALANCE AT                                       BALANCE
                         BEGINNING                                        AT END
                          OF YEAR     ADDITIONS      DEDUCTIONS           OF YEAR
                          -------     ---------      ----------           -------
1997                       $7.5       $1.8 (a)       $2.5 (b)              $6.8
                           ----       ----           ----                  ----

1996                       $6.2       $4.1 (a)       $2.8 (b)              $7.5
                           ----       ----           ----                  ----

1995                       $7.2       $1.7 (a)       $2.7 (b)              $6.2
                           ----       ----           ----                  ----

_________________

(a) Provision charged to earnings.
(b) Accounts written off.