Form 10-Q
period 1998-03-27
ALLERGAN INC
filed 1998-05-11
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 27, 1998...........................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




 FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
 MARCH 27, 1998                                             1-10269

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

 (1)   [X]   yes   [ ]  no

 (2)   [X]   yes   [ ]  no

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 24, 1998 there were 65,731,899 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 27, 1998


                                      INDEX


                                                                      Page
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

              (A)    Consolidated Statements of Earnings -               3
                     Three Months Ended March 27, 1998
                       and March 28, 1997
              (B)    Consolidated Balance Sheets -                       4
                     March 27, 1998 and December 31, 1997
              (C)    Consolidated Statements of Cash Flows -             5
                     Three Months Ended March 27, 1998
                       and March 28, 1997
              (D)    Notes to Consolidated Financial Statements        6-8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      9-12

PART II - OTHER INFORMATION

   ITEM 4                                                            13-14
   ITEM 6                                                               14
Signature                                                               15

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)


                                                          Three months
                                                             Ended
                                                   March 27,        March 28,
                                                     1998             1997
                                                   --------         --------
Product Sales
Net sales                                          $  269.3         $  256.2
Cost of sales                                          93.7             92.6
                                                   --------         --------
        Product gross margin                          175.6            163.6

Research Services
Research service revenues                               9.6              3.1
Cost of research services                               8.9              2.9
                                                   --------         --------
        Research services margin                        0.7              0.2

Operating costs and expenses
        Selling, general and
         administrative                               118.4            111.9
        Research and development                       24.1             27.6
        Contribution to ASTI                          171.4               --
                                                   --------         --------

Operating income (loss)                              (137.6)            24.3

Nonoperating income (expense)
        Interest income                                 2.9              1.8
        Interest expense                               (3.0)            (2.2)
        Gain on investments, net                       48.0               --
        Contribution to Allergan Foundation           (11.0)              --
        Other, net                                     (1.5)             1.1
                                                   --------         --------
                                                       35.4              0.7
                                                   --------         --------

Earnings (loss) from continuing operations
  before income taxes and
  minority interest                                  (102.2)            25.0

Provision for income taxes                             20.1              7.3

Minority interest                                      (0.1)            (0.1)
                                                   --------         --------

Net earnings (loss)                                $ (122.2)        $   17.8
                                                   ========         ========

Basic and diluted earnings (loss) per share        $  (1.87)        $   0.27
                                                   ========         ========



See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Balance Sheets
(In millions, except share data)

                                                                  March 27,       December 31,
                                                                    1998             1997
                                                                  --------         --------
                                     ASSETS
Current assets:
       Cash and equivalents                                       $  113.8         $  180.9
       Trade receivables, net                                        187.7            187.0
       Inventories                                                   152.0            147.8
       Other current assets                                          123.6            120.7
                                                                  --------         --------
                     Total current assets                            577.1            636.4
Investments and other assets                                         176.7            191.3
Property, plant and equipment, net                                   354.4            357.8
Goodwill and intangibles, net                                        208.4            213.4
                                                                  --------         --------

              Total assets                                        $1,316.6         $1,398.9
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable                                              $   90.3         $   80.5
       Accounts payable                                               64.2             83.3
       Accrued expenses                                              152.9            167.0
       Income taxes                                                   54.5             32.5
                                                                  --------         --------
              Total current liabilities                              361.9            363.3
Long-term debt                                                       224.9            142.5
Other liabilities                                                     51.8             51.7

Commitments and contingencies                                           --               --

Stockholders' equity:
       Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued                                  --               --
       Common stock, $.01 par value; authorized
         150,000,000 shares; issued 67,188,000
         and 67,196,000 shares                                         0.7              0.7
       Additional paid-in capital                                    207.7            208.1
       Accumulated other comprehensive income                          0.1             11.7
       Retained earnings                                             513.4            670.8
                                                                  --------         --------
                                                                     721.9            891.3

       Less - treasury stock, at cost
       (1,641,000 and 1,903,000 shares)                              (43.9)           (49.9)
                                                                  --------         --------
              Total stockholders' equity                             678.0            841.4
                                                                  --------         --------

              Total liabilities and
               stockholders' equity                               $1,316.6         $1,398.9
                                                                  ========         ========



See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
 (In millions)

                                                                     Three months
                                                                         Ended
                                                               March 27,        March 28,
                                                                 1998             1997
                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings/(loss)                                     $ (122.2)        $   17.8
       Non-cash items included in net earnings (loss):
              Depreciation and amortization                        18.5             18.0
              Amortization of prepaid royalties                     2.4              2.3
              Gain on investments                                 (51.8)              --
              Contribution to Allergan Foundation                  11.0               --
              Deferred income taxes                                (3.0)             0.8
              Loss on sale of assets                                3.6              0.1
              Expense of compensation plans                         2.1              1.8
              Minority interest                                    (0.1)            (0.1)
              Adjustment in reporting of
                foreign subsidiaries                                0.7               --
       Changes in assets and liabilities:
              Trade receivables                                    (2.6)            13.6
              Inventories                                          (5.0)            (7.0)
              Accounts payable                                    (17.8)            (6.3)
              Accrued liabilities                                  (1.6)           (16.6)
              Income taxes                                         17.6             (1.4)
              Other                                                (2.3)            (7.3)
                                                               --------         --------

              Net cash provided by/(used in)
                operating activities                             (150.5)            15.7
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment                  (8.3)            (9.0)
       Disposals of property, plant and equipment                   0.5              1.1
       Proceeds from sale of investments                           40.8               --
       Other, net                                                  (4.0)            (7.0)
                                                               --------         --------

              Net cash provided by/(used in)
                investing activities                               29.0            (14.9)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends to stockholders                                    (8.4)            (8.4)
      ASTI dividend                                               (28.6)              --
      Net borrowings under commercial
        paper obligations                                          92.9             17.9
      Decrease in notes payable                                    (4.7)            (3.0)
      Sale of stock to employees                                    3.8              6.7
      Increase in long term debt                                    3.6              2.5
      Decrease in long term debt                                   (0.6)              --
      Acquisition of capital leases                                  --             (0.2)
      Payments to acquire treasury stock                             --             (9.3)
                                                               --------         --------

              Net cash provided by financing activities            58.0              6.2
                                                               --------         --------

       Effect of exchange rates on cash and
         equivalents                                               (3.6)            (1.4)
                                                               --------         --------

       Net increase (decrease) in cash and equivalents            (67.1)             5.6

       Cash and equivalents at beginning of period                180.9            112.0
                                                               --------         --------
       Cash and equivalents at end of period                   $  113.8         $  117.6
                                                               ========         ========



See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the three months ended March 27, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. Components of inventory were:

                                                     March 27,        December 31,
                                                       1998              1997
                                                     --------          --------
                                                           (in millions)
  Finished goods                                     $  102.7          $   96.8
  Work in process                                        17.6              15.7
  Raw materials                                          31.7              35.3
                                                     --------          --------

        Total                                        $  152.0          $  147.8
                                                     ========          ========

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

5. On April 21, 1998 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable June 12, 1998 to stockholders of record on May 22, 1998.

6. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which the Company adopted at the end of 1997. The new statement requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. All earnings per share amounts for all prior periods have been restated to conform to SFAS No. 128 requirements.

Allergan, Inc.

The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:


                                                              First Quarter
                      -------------------------------------------------------------------------------------------
                                           1998                                             1997
(In millions,         -------------------------------------------------------------------------------------------
except per              Income            Shares       Per-Share         Income            Shares       Per-Share
share data)           (Numerator)      (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                      -----------      -------------     ------        -----------     -------------      ------
Computation of
basic EPS:
Income (loss)
available to
common
stockholders            $(122.2)           65.4          $(1.87)          $ 17.8            65.5          $ 0.27
                                                         ======                                           ======

Effect of
dilutive
options                                     0.0                                              0.6
                                         ------                                           ------

Computation of
diluted EPS:
Income (loss)
available to
common
stockholders
assuming                $(122.2)           65.4          $(1.87)          $ 17.8            66.1          $ 0.27
conversions                              ======           =====                           ======          ======

Options to purchase 5,106,000 shares of common stock at prices ranging from $13.50 per share to $35.13 per share were outstanding since dates ranging from April 27, 1988 through January 29, 1998. These options were not included in the computation of diluted earnings per share at March 27, 1998 because the effect would be antidilutive due to the loss for the period.

Allergan, Inc.

7. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                       March 27, 1998                              March 28, 1997
                         ----------------------------------------     ---------------------------------------
                                            Tax                                          Tax
                         Before-tax      (expense)     Net-of-tax     Before-tax       (expense)   Net-of-tax
                           amount        or benefit      amount         amount         or benefit    amount
                         ----------      ----------    ----------     ----------       ----------  ----------
Foreign currency            (0.3)            --           (0.3)          (8.2)            --          (8.2)
translation
adjustments

Unrealized holding          30.7          (10.7)          20.0           (2.0)           0.7          (1.3)
gains/(losses)
arising during
period

Reclassification            (48.0)         16.7           (31.3)           --             --            --
adjustment for
gains realized in
net income

8. In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. In February 1998, SFAS No. 132 - "Employee's Disclosure about Pension and Other Postretirement Benefits" was issued and is effective for periods after December 15, 1997. SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 27, 1998

RESULTS OF OPERATIONS

The following table compares 1998 and 1997 net sales by Product Line for the first quarter periods:

                                                              Three Months
                                                                 Ended
                                                       --------------------------
                                                       March 27,        March 28,
Net Sales by Product Line ($ millions):                  1998             1997
                                                       ---------        ---------
Specialty pharmaceuticals
    Eye Care Pharmaceuticals                            $ 100.9          $  93.3
    Skin Care                                              15.7             13.5
    Botox(R)/Neuromuscular                                 26.1             19.7
                                                        -------          -------
                                                          142.7            126.5
Medical devices and OTC products
    Ophthalmic Surgical                                    43.3             40.3
    Optical Contact Lens Care                              83.3             89.4
                                                        -------          -------

Total Net Sales                                         $ 269.3          $ 256.2
                                                        =======          =======

For the quarter ended March 27, 1998 total net sales increased by $13.1 million or 5.1% to $269.3 million as compared to the first quarter of 1997. The impact of foreign currency changes for the three month period ended March 27, 1998 decreased net sales by $11.7 million from the prior comparable period. Sales growth excluding the impact of foreign exchange between the comparable quarters was $24.8 million or 9.7%.

For the three months ended March 27, 1998, Eye Care Pharmaceuticals sales increased $7.6 million or 8.1% from the comparable 1997 period. Excluding the impact of foreign currency changes, sales increased by $11.0 million or 11.8%. Sales in the United States increased $4.3 million in 1998. Sales in 1997 were negatively impacted by higher than normal rates of product returns. An increase in sales of Alphagan(R) solution for the treatment of glaucoma was offset by decreases in other products as a result of increased generic competition. Sales in international markets increased by $3.3 million in 1998, primarily as a result of growth in sales of Alphagan(R).

Skin Care Pharmaceutical sales increased $2.2 million or 16.3% in the first quarter of 1998. Sales growth in 1998 was the result of sales of Tazorac(R)/ Zorac(R), a topical gel used to treat psoriasis and acne, which was introduced in 1997.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 32.5% compared to 1997 to $26.1 million. The increase was the result of strong growth in both the United States and international markets.

Surgical sales increased 7.4% in the first quarter of 1998 compared to the first quarter of 1997. For the quarter, domestic sales increased 15.3% while international sales increased 1.7%. Sales increased in all markets as a result of increased demand for the SI-40 silicone intraocular lens (IOL) and sales of the AMO(R) Array(R) multifocal IOL introduced in the United

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 27, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

States in the fourth quarter of 1997. Such increases were partially offset by decreases in sales of PMMA IOLs and other silicone IOL models. Sales in international markets increased by 10.3% excluding the weakening of foreign currencies, particularly the Japanese yen.

Optical Lens Care net sales were $83.3 million for the three months ended March 27, 1998, a decrease of $6.1 million or 6.8% compared to the first quarter of 1997. Excluding the negative impact of foreign currency changes of $5.5 million, sales decreased by $0.6 million or 0.7%. Domestic sales decreased by 27.2%. The United States business was negatively impacted by the timing of promotional activities in 1998 compared to 1997, and by a reduction of inventory in the trade during the first quarter of 1998.

International sales increased by 0.6%. Excluding the impact of foreign currency changes, international sales increased by 9.0%.

Allergan's gross margin percentage for the first quarter of 1998 was 65.2% of net sales, which represents a 1.3 percentage point increase from the 63.9% rate for the first quarter of 1997. The gross margin percentage increased in the first quarter of 1998 compared to 1997 primarily as a result of shifts in the mix of products sold to higher margin products including Botox(R) and eye care pharmaceuticals. Gross margin in dollars increased over the first quarter of 1997 by $12.0 million or 7.3% as a result of the 5.1% increase in net sales and by the 1.3 percentage point increase in gross margin percentage.

Operating income was a loss of $137.6 million for the first quarter of 1998. Such loss included a charge of $171.4 million relating to a dividend of stock of Allergan Specialty Therapeutics, Inc. (ASTI) to Allergan shareholders. ASTI is a newly established company formed to conduct research and development of potential pharmaceutical products based upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. Excluding the effect of the charge for the dividend distribution of ASTI stock of $171.4 million, operating income was $33.8 million in the first quarter of 1998, a $9.5 million or 39.1% increase over operating income of $24.3 million in the first quarter of 1997. Adjusted operating income increased as a result of the $12.0 million increase in gross margin, and a $3.5 million decrease in research and development offset by a $6.5 million increase in selling, general and administrative expense. Research and development costs were decreased in the first quarter of 1998 as a result of recovery from ASTI of $3.8 million in costs incurred and expensed in the fourth quarter of 1997. Selling, general and administrative expense increased in 1998 primarily as a result of increased product launch expenses relating to Alphagan(R), Tazorac(R)/Zorac(R) and the AMO(R) Array(R) IOL. Such increases were partially offset by $4.4 million in technology fees received by Allergan from ASTI in the first quarter of 1998.

Allergan recorded a net loss of $122.2 million in the first quarter of 1998. Excluding the effect of the $171.4 million charge relating to ASTI,

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 27, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

net earnings were $49.2 million, a $31.4 million or 176.4% increase over net earnings of $17.8 million in the first quarter of 1997. Other non-operating income in 1998 included three significant items. The Company realized a gain of $51.8 million on its investment in Ocular Science, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The Allergan Foundation, a recently founded charitable foundation, resulting in a charge of $11.0 million. The Company and the foundation sold their investments in OSI in the first quarter of 1998. The Company also recorded a charge of $3.8 million to recognize the permanent impairment in value of certain other investments. Excluding the effect of the charge relating to ASTI and the after tax effect of three significant non-operating items discussed above, net earnings would have been $22.9 million, a 28.6% increase over the first quarter of 1997. Such increase is primarily the result of the increase in operating income excluding the effect of the charge relating to ASTI, offset by an increase in currency losses of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 1998, the Company had a medium term note program and three long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to an additional $115 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $15.9 million through February 1999, $29.3 million through December 1999, $2 million through 2001, and $289.7 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of March 27, 1998, the Company had $65.0 million in borrowings under the note program and $85.8 million in borrowings under two of the credit facilities. As of March 27, 1998 the Company has classified $69.0 million borrowed under the credit facilities as a long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of March 27, 1998, the Company had commercial paper borrowings of $133.5 million.

The net cash used in operating activities for the three months ended March 27, 1998 was $150.5 million. Such amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first quarter of 1998 was $20.9 million compared to cash provided by operating activities of $15.7 million for the respective 1997 period.

Cash provided by investing activities in the first quarter of 1998 was $29.0 million. Such amounts included $40.8 million in proceeds from sale of OSI stock. Excluding this transaction, cash used in investing activities was $11.8 million in the first quarter of 1998 compared to cash used in such activities of $14.9 million in the first quarter of 1997. The Company invested $8.3 million in new facilities and equipment during the three months ended March 27, 1998 compared to $9.0 million during the same period in 1997.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 27, 1998 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash provided by financing activities was $58.0 million in the three months ended March 27, 1998 compared to $6.2 million cash provided by financing activities in 1997. Borrowings, net of repayments of debt totaled $91.2 million in the first quarter of 1998 compared to $17.4 million for the comparable period in 1997. The increased borrowings in 1998 were used to make the contribution to ASTI of $200 million. The balance of the amount contributed was provided by cash from operations, the proceeds from the sale of OSI stock, and a reduction of cash and equivalents. The amounts are net of dividend outflows of $37.0 million in 1998 and $8.4 million in 1997. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan shareholders. The 1997 amount of cash provided by financing activity includes $9.3 million used to repurchase treasury stock.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders of the registrant was held on April 21, 1998 at which three directors, constituting all of the Class III directors, were re-elected to serve on the Board of Directors for a three year term until the annual meeting of stockholders to be held in 2001. The names of the persons elected as directors are as follows:

                                 Handel E. Evans
                                Gavin S. Herbert
                                   Henry Wendt

        The terms of the following directors continued after the meeting:


                         Class I (term expires in 1999)

                              Howard E. Greene, Jr.
                                Lester J. Kaplan
                                 Louis T. Rosso
                              Leonard D. Schaeffer

                         Class II (term expires in 2000)

                                Herbert W. Boyer
                               Tamara J. Erickson
                                William R. Grant
                                David E.I. Pyott

       Three other matters were voted on, namely, approval of the Allergan, Inc. Stock Price Incentive Plan, approval of the amended 1989 Nonemployee Director Stock Plan and a stockholder proposal concerning cumulative voting. The stockholder proposal was defeated and the other two matters were approved.

       A summary of the voting follows:

                                                                    Broker
Directors               For                  Withheld               Non-votes
---------               ---                  --------               ---------
Handel E. Evans      56,368,469              1,406,481               0
Gavin S. Herbert     56,393,379              1,381,571               0
Henry Wendt          56,348,002              1,426,948               0

                                                                                              Broker
Other Matters                    For                  Against             Abstain             Non-votes
-------------                    ---                  -------             -------             ---------
Approval of Stock             51,266,612             6,350,048            158,290                0
     Price Incentive Plan

Approval of Amended           43,646,465            13,913,497            214,988                0
     1989 Nonemployee
     Director Stock Plan

Allergan, Inc.

Stockholder Proposal          15,223,589            37,608,192            391,179        4,551,990
     Concerning
     Cumulative Voting


Item 6.  Exhibits and Reports on Form 8-K

              - Exhibits
                 (numbered in accordance with Item 601 of Regulation S-K)

                     (10.1) Allergan, Inc. 1989 Nonemployee Director Stock Plan

                     (10.2) Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and Allergan Specialty Therapeutics, Inc.

                       (27) Financial Data Schedule

              - Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date: May 8, 1998                           ALLERGAN, INC.



                                             /s/ Francis R. Tunney, Jr.
                                             -------------------------------
                                             Francis R. Tunney, Jr.
                                             Principal Financial Officer