Form 10-Q
period 1998-06-26
ALLERGAN INC
filed 1998-08-07
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 26, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

--------------------------------------------------------------------------------

   FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
       JUNE 26, 1998                                       1-10269

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

As of July 31, 1998 there were 65,373,334 shares of common stock outstanding.

                                 ALLERGAN, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 26, 1998


                                      INDEX


                                                                        Page
                                                                        ----
 PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              (A)    Consolidated Statements of Earnings -                 3
                     Three Months and Six Months Ended
                     June 26, 1998 and June 27, 1997
              (B)    Consolidated Balance Sheets -                         4
                     June 26, 1998 and December 31, 1997
              (C)    Consolidated Statements of Cash Flows -               5
                     Six Months Ended June 26, 1998 and June 27, 1997
              (D)    Notes to Consolidated Financial Statements          6-9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  10-15

 PART II - OTHER INFORMATION

     ITEM 5                                                               16
     ITEM 6                                                               16

 Signature                                                                17

 Exhibits

 PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)

                                                            Three Months                  Six Months
                                                               Ended                        Ended
                                                        ----------------------       ----------------------
                                                        June 26,      June 27,       June 26,      June 27,
                                                          1998          1997           1998          1997
                                                        --------      --------       --------      --------
Product Sales
Net sales                                                $325.0        $284.5         $594.3        $540.7
Cost of sales                                             106.7         100.1          200.4         192.7
                                                         ------        ------         ------        ------
        Product gross margin                              218.3         184.4          393.9         348.0

Research Services
Research service revenues                                   6.3           2.9           15.9           6.0
Cost of research services                                   5.9           2.7           14.8           5.6
                                                         ------        ------         ------        ------
       Research services margin                             0.4           0.2            1.1           0.4

Operating costs and expenses
       Selling, general and
        administrative                                    139.0         122.2          257.4         234.1
       Research and development                            35.7          30.9           59.8          58.5
       Contribution to ASTI                                  --            --          171.4            --
                                                          ------        ------       -------        ------

Operating income (loss)                                    44.0          31.5          (93.6)         55.8

Nonoperating income (expense)
       Interest income                                      2.3           2.0            5.2           3.8
       Interest expense                                    (4.0)         (2.5)          (7.0)         (4.7)
       Gain on investments, net                             5.5            --           53.5            --
       Contribution to Allergan
        Foundation                                           --            --          (11.0)           --
       Other, net                                           1.1          (1.1)          (0.4)           --
                                                         ------        ------         ------        ------

                                                            4.9          (1.6)          40.3          (0.9)
                                                         ------        ------         ------        ------

Earnings (loss) from continuing
 operations before income taxes
 and minority interest                                     48.9          29.9          (53.3)         54.9

Provision for income taxes                                 14.1           8.6           34.2          15.9

Minority interest                                            --          (0.1)          (0.1)         (0.2)
                                                          ------       ------         ------        ------

Net earnings (loss)                                      $ 34.8        $ 21.4         $(87.4)       $ 39.2
                                                         ======        ======         ======        ======

Earnings (loss) per share
        Basic                                            $ 0.53        $ 0.33         $(1.34)       $ 0.60
                                                         ======        ======         ======        ======
        Diluted                                          $ 0.52        $ 0.33         $(1.34)       $ 0.59
                                                         ======        ======         ======        ======

See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Balance Sheets
(In millions, except share data)

                                                                            June 26,            December 31,
                                                                              1998                  1997
                                                                              ----                  ----
                                     ASSETS
 Current assets:
       Cash and equivalents                                                 $  153.6             $  180.9
       Trade receivables, net                                                  214.6                187.0
       Inventories                                                             143.5                147.8
       Other current assets                                                    121.5                120.7
                                                                            --------             --------
              Total current assets                                             633.2                636.4
Investments and other assets                                                   168.7                191.3
Property, plant and equipment, net                                             351.4                357.8
Goodwill and intangibles, net                                                  200.2                213.4
                                                                            --------             --------
              Total assets                                                  $1,353.5             $1,398.9
                                                                            ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
       Notes payable                                                        $   82.0             $   80.5
       Accounts payable                                                         68.1                 83.3
       Accrued expenses                                                        174.8                167.0
       Income taxes                                                             42.4                 32.5
                                                                            --------             --------

              Total current liabilities                                        367.3                363.3
 Long-term debt                                                                246.4                142.5
 Other liabilities                                                              54.6                 51.7

 Commitments and contingencies                                                    --                   --

 Stockholders' equity:
       Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued                                            --                   --
       Common stock, $.01 par value; authorized
         150,000,000 shares; issued 67,159,000
         and 67,196,000 shares                                                   0.7                  0.7
       Additional paid-in capital                                              210.2                208.1
       Accumulated other comprehensive income                                    1.6                 11.7
       Retained earnings                                                       540.2                670.8
                                                                            --------             --------
                                                                               752.7                891.3

       Less - treasury stock, at cost
         (2,011,000 and 1,903,000 shares)                                      (67.5)               (49.9)
                                                                            --------             --------
              Total stockholders' equity                                       685.2                841.4
                                                                            --------             --------
              Total liabilities and
               stockholders' equity                                         $1,353.5             $1,398.9
                                                                            ========             ========


 See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Statements of Cash Flows
 (In millions)

                                                                                      Six Months Ended
                                                                                   -----------------------
                                                                                   June 26,       June 27,
                                                                                     1998           1997
                                                                                   --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings (loss)                                                          $(87.4)       $  39.2
       Adjustments to reconcile Net earnings (loss) to net
         cash provided by/(used in) operating activities:
             Depreciation and amortization                                            37.6           35.9
             Amortization of prepaid royalties                                         5.0            4.9
             Gain on investments, net                                                (57.3)            --
             Contribution to Allergan Foundation                                      11.0             --
             Deferred income taxes                                                    (4.6)           1.2
             Loss on disposal of assets                                                3.8            0.7
             Expense of compensation plans                                             4.1            3.7
             Minority interest                                                        (0.1)          (0.2)
             Adjustment in reporting of foreign subsidiaries                           0.7             --
       Changes in assets and liabilities:
             Trade receivables                                                       (32.1)          21.1
             Inventories                                                               1.3          (14.0)
             Accounts payable                                                        (14.1)          (7.8)
             Accrued liabilities                                                      25.6          (20.5)
             Income taxes                                                              8.1          (12.8)
             Other                                                                     1.6           (2.8)
                                                                                    ------         ------
             Net cash provided by/(used in)
               operating activities                                                  (96.8)          48.6
                                                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                    (17.7)         (20.7)
       Proceeds from sale of property, plant and equipment                             1.4            5.2
       Proceeds from sale of investments                                              55.0             --
       Other, net                                                                    (11.6)         (12.4)
                                                                                    ------         ------
             Net cash provided by/(used in)
              investing activities                                                    27.1          (27.9)
                                                                                    ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends to stockholders                                                      (16.8)         (16.8)
      ASTI dividend                                                                  (28.6)            --
      Net borrowings under commercial
        paper obligations                                                             66.6           48.9
      Increase/(decrease) in notes payable                                             1.1          (15.6)
      Sale of stock to employees                                                      13.0            9.2
      Increase in long term debt                                                      45.3            3.6
      Decrease in long term debt                                                      (1.2)          (0.6)
      Acquisition of capital leases                                                     --           (0.5)
      Payments to acquire treasury stock                                             (32.9)         (34.0)
                                                                                    ------         ------
             Net cash provided by/(used in)
               financing activities                                                   46.5           (5.8)
                                                                                    ------         ------

      Effect of exchange rates on cash and equivalents                                (4.1)          (1.4)
                                                                                    ------         ------

      Net increase (decrease) in cash and equivalents                                (27.3)          13.5
      Cash and equivalents at beginning of period                                    180.9          112.0
                                                                                    ------         ------
      Cash and equivalents at end of period                                         $153.6         $125.5
                                                                                    ======         ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the six months ended June 26, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. Components of inventory were:

                                           June 26,              December 31,
                                             1998                   1997
                                             ----                   ----
                                                     (in millions)
        Finished goods                     $   98.6               $   96.8
        Work in process                        16.4                   15.7
        Raw materials                          28.5                   35.3
                                           --------               --------

              Total                        $  143.5               $  147.8
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

5. On July 21, 1998 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable September 11, 1998 to stockholders of record on August 21, 1998.

Allergan, Inc.

6. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:


                                                       Second Quarter
                 ------------------------------------------------------------------------------------------
                                      1998                                         1997
                 ------------------------------------------------------------------------------------------
                     Income         Shares        Per-Share       Income         Shares         Per-Share
                  (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                 ------------    -------------    ---------    -----------    -------------    ------------
                                              (In millions, except per share data)
Computation of
basic EPS:
Income available
to common
stockholders          $34.8        65.4             $0.53          $21.4         65.1            $0.33
                                                    =====                                        =====

Effect of
dilutive
options                             1.3                                           0.5
                                   ----                                          ----

Computation of
diluted EPS:
Income available
to common
stockholders
assuming
exercises             $34.8        66.7             $0.52          $21.4         65.6            $0.33
                                   ====             =====                        ====            =====


                                                         Six Months
                 ------------------------------------------------------------------------------------------
                                      1998                                         1997
                 ------------------------------------------------------------------------------------------
                  Income/(loss)      Shares        Per-Share       Income         Shares        Per-Share
                   (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                 --------------   -------------    ---------    -----------    -------------    -----------
                                             (In millions, except per share data)
Computation of
basic EPS:
Income (loss)
available to
common
stockholders         $(87.4)       65.4            $(1.34)         $39.2         65.3            $0.60
                                                   ======                                        =====

Effect of
dilutive
options                             0.0                                           0.7
                                   ----                                          ----

Computation of
diluted EPS:
Income (loss)
available to
common
stockholders
assuming
exercises            $(87.4)       65.4            $(1.34)         $39.2         66.0            $0.59
                                   ====            ======                        ====            =====

Allergan, Inc.

Options to purchase 4,463,000 shares of common stock at prices ranging from $13.50 per share to $35.13 per share were outstanding since dates ranging from September 27, 1988 through January 29, 1998. These options were not included in the computation of diluted earnings per share for the six months ended June 26, 1998 because the effect would be antidilutive due to the loss for the period.

7. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                                        Second Quarter
                    -------------------------------------------------------------------------------------
(in millions)                          1998                                       1997
                    ------------------------------------------     --------------------------------------
                                        Tax                                        Tax
                      Before-tax      (expense)    Net-of-tax      Before-tax    (expense)     Net-of-tax
                        amount       or benefit      amount          amount     or benefit       amount
                    -------------    ----------    ----------      ----------   ----------     ----------
                                                         (in millions)
Foreign currency
translation
adjustments               $ 1.5             --        $ 1.5           $(0.7)          --           $(0.7)

Unrealized holding
gains/(losses)
arising during
period                      5.4          $(1.9)         3.5             1.1        $(0.5)            0.6

Reclassification
adjustment for net
gains realized in
net income                 (5.5)           2.0         (3.5)             --           --              --
                          -----          -----        -----           -----        -----           -----
Other comprehensive
income                    $ 1.4          $ 0.1        $ 1.5           $ 0.4        $(0.5)          $(0.1)
                          =====          =====        =====           =====        =====           =====

Allergan, Inc.

                                                       Six Months Ended
                    ------------------------------------------------------------------------------------
(in millions)                      June 26, 1998                              June 27, 1997
                    ----------------------------------------      --------------------------------------
                                        Tax                                        Tax
                      Before-tax      (expense)   Net-of-tax      Before-tax    (expense)     Net-of-tax
                        amount       or benefit     amount          amount     or benefit       amount
                    ------------     ----------   ----------      ----------   ----------     ----------
                                                        (in millions)
Foreign currency
translation
adjustments              $  1.2             --       $  1.2           $(8.9)          --           $(8.9)

Unrealized holding
gains/(losses)
arising during
period                     36.1         $(12.6)        23.5            (0.9)       $ 0.2            (0.7)

Reclassification
adjustment for net
gains realized in
net income                (53.5)          18.7        (34.8)             --           --              --
                         ------         ------       ------           -----        -----           -----
Other
comprehensive
income                   $(16.2)        $  6.1       $(10.1)          $(9.8)       $ 0.2           $(9.6)
                         ======         ======       ======           =====        =====           =====


8. In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

In February 1998, SFAS No. 132 - "Employee's Disclosures about Pension and Other Postretirement Benefits" was issued and is effective for periods after December 15, 1997. SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

In June 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133 will have on its financial statements, if any.

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998

RESULTS OF OPERATIONS

The following table compares 1998 and 1997 net sales by Product Line for the second quarter and year-to-date periods (in millions):

                                                      Three Months                  Six Months
                                                          Ended                        Ended
                                                 ----------------------        ---------------------
                                                 June 26,      June 27,        June 26,     June 27,
                                                   1998          1997            1998         1997
                                                 --------      --------        --------     --------
                                                                      ($ millions)
Net Sales by Product Line:
Specialty Pharmaceuticals
    Eye Care Pharmaceuticals                      $137.9         $103.8         $238.8       $197.1
    Skin Care                                       19.6           20.1           35.3         33.6
    Botox(R)/Neuromuscular                          30.1           22.3           56.2         42.0
                                                  ------         ------         ------       ------
         Total                                     187.6          146.2          330.3        272.7

Medical devices and OTC
  Product Lines
    Ophthalmic Surgical                             48.6           44.9           91.9         85.2
    Optical Contact Lens Care                       88.8           93.4          172.1        182.8
                                                  ------         ------         ------       ------
         Total                                     137.4          138.3          264.0        268.0
                                                  ------         ------         ------       ------
Total Product Net Sales                           $325.0         $284.5         $594.3       $540.7
                                                  ======         ======         ======       ======


For the quarter ended June 26, 1998 total net sales increased 14% to $325.0 million as compared to the second quarter of 1997. Net sales for the six months ended June 26, 1998 were $594.3 million, a 10% increase from the comparable 1997 amount.

The impact of foreign currency changes since the comparable prior year period decreased net sales by $7.5 million or 3% for the quarter and by $19.2 million or 4% for the six months ended June 26, 1998 compared with the same periods during the prior year. Excluding the impact of foreign currency changes, sales increased by $48.0 million or 17% during the quarter, and $72.8 million or 13% for the six months ended June 26, 1998 compared with the same periods during the prior year.

For the three months ended June 26, 1998 Eye Care Pharmaceutical sales increased by 33% from the comparable 1997 period. For this first six months of 1998 sales increased by 21% from the comparable 1997 amount. Sales in the United States increased $28.8 million in the quarter and $33.1 million in the first six months of 1998 primarily as a result of increases in sales of Alphagan(R) (brimonidine) and Acular(R) (ketorolac) offset by decreases in other products due to generic competition. The Company experienced strong wholesaler demand for Eye Care Pharmaceutical products in the second quarter. The Company believes that such U.S. wholesaler demand may exceed current U.S. in-market demand. Sales in international markets increased by $5.3 million in the quarter and $8.6 million in the first six months of 1998 primarily as a result of increased sales of Alphagan(R) and Acular(R). The negative effect of currency changes amounted to $2.3 million in the quarter and $5.7 million for the six months ended June 26, 1998.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

Skin Care Pharmaceuticals second quarter 1998 sales decreased by 2% from the comparable quarter in 1997. Sales for the six months ended June 26, 1998 were 5% higher than the comparable period in 1997. Growth in sales of Tazorac(R)/Zorac(R) (tazarotene topical gel) was offset by decreases in sales of Azelex(R) (azelaic acid) during both the second quarter and the first six months of 1998.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 35% in the second quarter and 34% in the first six months of 1998 compared to 1997 results. The increases were the result of strong growth in both the United States and international markets.

Surgical sales increased 8% in both the second quarter of 1998 and for the first six months of 1998 compared to comparable 1997 amounts. For the second quarter, domestic sales increased 22% while international sales decreased 2% from the second quarter of 1997. For the six month period ended June 26, 1998, domestic sales increased 19% and international sales were flat compared to the first six months of 1997. Sales increased in both domestic and international markets as a result of increased sales of SI-40 silicone intraocular lenses (IOLs) and the AMO(R)Array(R) multifocal IOL partially offset by decreases in sales of PMMA IOLs and other silicone IOL models. International sales were decreased as a result of foreign currency changes. Absent the effects of foreign currency changes, international surgical sales increased by 4% in the second quarter and 7% for the first six months of 1998 compared with 1997 results for comparable periods.

Optical Contact Lens Care sales of $88.8 million for the three months ended June 26, 1998 decreased by 5% from the second quarter of 1997. Sales for the six months ended June 26, 1998 of $172.1 million decreased by 6% compared to 1997 sales. Domestic optical sales decreased by 2% in the second quarter and by 15% in the first six months of 1998 compared to comparable 1997 amounts. Optical sales in international markets decreased by 6% in the second quarter and 3% in the first six months of 1998 compared to comparable 1997 results. Domestic and international optical sales decreased during the second quarter and for the six months ended June 26, 1998 as a result of decreases in sales of peroxide based disinfection products offset by increases in sales of Complete(R) brand products, and an increase in sales of Concept F(R) solution in the Japan market. Domestic results for the first six months of 1998 were also negatively impacted by the timing of promotion activities in 1998 compared to 1997, and by a reduction of inventory in the trade in the first quarter of 1998. International sales were also negatively impacted by foreign currency changes. Absent the effects of foreign currency changes, international optical sales decreased by 1% during the second quarter of 1998, and increased by 4% for the first six months, compared to comparable periods in 1997.

Allergan's gross margin percentage for the second quarter of 1998 was 67.2% of net sales, which represents a 2.4 percentage point increase from the second quarter of 1997. The gross margin percentage for the six months ended June 26, 1998 was 66.3% representing a 1.9 percentage point increase from the comparable 1997 percentage. The gross margin percentages

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

increased in 1998 compared to 1997 primarily as a result of shifts in the mix of products sold to higher margin products including Botox(R) and eye care pharmaceuticals.

Gross margin in dollars increased by $33.9 million or 18% in the second quarter and $45.9 million or 13% in the first six months of 1998 from comparable 1997 results. Such increases were the result of the increases in net sales combined with the increases in gross margin percentage.

Operating income was $44.0 million in the second quarter of 1998, compared to $31.5 million for the second quarter of 1997. The $12.5 million increase in operating income is the result of the $33.9 million increase in gross margin offset by a $4.8 million increase in research and development costs, and a $16.8 million increase in selling, general and administrative expense. The increase in selling, general and administrative expense in 1998 includes approximately $7 million in one-time costs to terminate operations in certain markets, streamline marketing staffs and initiate a realignment of certain administrative functions. The increase in selling, general and administrative expense in 1998 was partially offset by $2.5 million in technology fees received by Allergan from Allergan Specialty Therapeutics, Inc. (ASTI) in the second quarter of 1998.

Operating income was a loss of $93.6 million for the first six months of 1998. Such loss included a charge of $171.4 million in the first quarter relating to a dividend of stock of ASTI to Allergan shareholders. ASTI is a newly established company formed to conduct research and development of potential pharmaceutical products based primarily upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. Excluding the effect of the charge in the first quarter for the dividend distribution of ASTI stock of $171.4 million, operating income was $77.8 million in the first six months of 1998, a $22.0 million or 39% increase over operating income of $55.8 million in the first six months of 1997. Adjusted operating income increased as a result of the $45.9 million increase in gross margin, offset by a $1.3 million increase in research and development and a $23.3 million increase in selling, general and administrative expense. Research and development costs were decreased in the first quarter of 1998 as a result of recovery from ASTI of $3.8 million in costs incurred and expensed in the fourth quarter of 1997. Selling, general and administrative expense increased in 1998 as a result of increased product launch expenses relating to Alphagan(R), Tazorac(R)/Zorac(R) and the AMO(R)Array(R) IOL, in addition to the $7 million one-time charges in the second quarter. Such increases were partially offset by $6.9 million in technology fees received by Allergan from ASTI in 1998.

Net earnings were $34.8 million in the second quarter of 1998, compared to $21.4 million for the second quarter of 1997. The $13.4 million increase in net earnings is primarily the result of the $12.5 million increase in operating income, and a $5.5 million gain on sale of stock of Ligand Pharmaceuticals, Incorporated (Ligand). Such increases were offset by a $5.5 million increase in the provision for income taxes resulting from the increase in income before income taxes.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

Allergan recorded a net loss of $87.4 million in the first six months of 1998. Excluding the effect of a $171.4 million charge relating to ASTI, net earnings were $84.0 million, a $44.8 million or 114% increase over net earnings of $39.2 million in the first six months of 1997. Other non-operating income in 1998 included four significant items. In the first quarter, the Company realized a gain of $51.8 million on its investment in Ocular Sciences, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The Allergan Foundation, a recently founded charitable foundation, resulting in a charge of $11.0 million. The Company and the foundation sold their investments in OSI in the first quarter of 1998. The Company also recorded a charge of $3.8 million in the first quarter to recognize the permanent impairment in value of certain other investments. In addition, the Company realized the $5.5 million gain on sale of Ligand stock in the second quarter. Excluding the effect of the charge relating to ASTI and the after tax effect of four significant non-operating items discussed above, net earnings would have been $53.8 million, a 37% increase over the first six months of 1997. Such increase is primarily the result of the increase in operating income excluding the effect of the charge relating to ASTI, partially offset by an increase in the provision for income taxes of $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 1998, the Company had a medium term note program and three long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the company to issue up to an additional $60 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $14.4 million through February 1999, $26.6 million through December 1999, $2.0 million through 2001, and $286.0 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of June 26, 1998, the company had $109.0 million in borrowings under the note program, $107.2 million of commercial paper borrowings and $78.0 million in borrowings under the credit facilities. As of June 26, 1998 the Company has classified $77.2 million of its commercial paper borrowings as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash used in operating activities for the six months ended June 26, 1998 was $96.8 million. Such amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first six months of 1998 was $74.6 million compared to cash provided by operating activities of $48.6 million for the respective 1997 period. The increase in cash provided by operating activities, excluding the charge relating to ASTI, was primarily the result of increases in accrued liabilities in 1998 combined with decreases in such accounts in 1997. Offsetting this increase was a decrease in cash provided by operating activities resulting from an increase in accounts receivable in 1998, combined with a decrease in such accounts in 1997.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash provided by investing activities in the first six months of 1998 was $27.1 million. Such amounts included $55.0 million in proceeds from the sale of investments. Excluding these transactions, cash used in investing activities was $27.9 million in the first six months of 1998 compared to cash used in such activities of $27.9 million in the first six months of 1997. The Company invested $17.7 million in new facilities and equipment during the six months ended June 26, 1998 compared to $20.7 million during the same period in 1997.

Cash provided by financing activities was $46.5 million in the six months ended June 26, 1998 compared to $5.8 million cash used in financing activities in 1997. Borrowings, net of repayments of debt totaled $111.8 million in the first six months of 1998 compared to $36.3 million for the comparable period in 1997. The increased borrowings in 1998 were used to make a portion of the $200 million contribution to ASTI. The balance of the amount contributed was provided by cash from operations, the proceeds from the sale of stock, and a reduction of cash and equivalents. The amounts are net of dividend outflows of $45.4 million in 1998 and $16.8 million in 1997. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan shareholders. The 1998 amount of cash provided by financing activities includes $32.9 million used to repurchase treasury stock, and the amount of cash used in financing activities in 1997 includes $34.0 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company's existing credit facilities, will provide it with sufficient resources to meet current and long-term working capital requirements, debt service and other cash needs.

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

o The three largest parts of the Company's overall business in terms of revenue -- eye care pharmaceuticals, ophthalmic surgical and optical contact lens care -- did not experience any significant overall revenue growth in the past three years, 1995-1997.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 26, 1998 (Continued)

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

o The pharmaceutical industry and other healthcare-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan.

o Two of the Company's largest ophthalmic pharmaceutical products, Betagan(R) and Propine(R), are off patent in the U.S. and continue to face competition from generic versions of these compounds as well as from recently introduced new technology glaucoma products. Other significant products are also off patent and may face similar generic competition.

o The Company's Optical Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment; the popularity of one-bottle chemical disinfection systems among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products; and the growing use and acceptance of daily contact lenses which could have the effect of reducing demand for lens care products generally.

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

o Increased wholesaler purchases during the second quarter of 1998 may be in excess of consumer demand and, as a result, may be followed by reduced wholesaler purchases in the coming quarters.

o The Company is undergoing an assessment of opportunities to significantly reduce G&A expenses and improve efficiencies, currently planned to be announced late in the third quarter of 1998. These initiatives, which are expected to improve profitability, may not provide the anticipated cost reductions.

o The Company has allocated significant resources to the development and introduction of new products. The successful development, as well as regulatory approval and market acceptance of the products cannot be assured.

o There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections, respectively, in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information.

        Deadline for Stockholder Proposals. Any stockholder of the Registrant wishing to have a proposal considered for inclusion in the Registrant's 1999 proxy solicitation materials must, in addition to other applicable requirements, set forth such proposal in writing and send the proposal to the Secretary of the Registrant so that it is received on or before November 10, 1998.

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
          (numbered in accordance with Item 601 of Regulation S-K)

          10.1 Amendment No. 1 to the $250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated as of May 10, 1996 among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Agent and Bank of America National Trust and Savings Association, as Co-Agent (the "Credit Agreement")

          10.2    Second Amendment to the Allergan, Inc. Pension Plan

          10.3 Second Amendment to the Allergan, Inc. Executive Deferred Compensation Plan

          10.4    Third Amendment to the Allergan, Inc. Employee Stock Ownership
                  Plan

          10.5 First Amendment to the Allergan, Inc. 1989 Incentive Compensation Plan

          27      Financial Data Schedule

       - Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on June 9, 1998, reporting under Item 5 that Ms. Tamara J. Erickson had resigned as a director of the Registrant to pursue other interests. The Registrant filed a Current Report on Form 8-K on June 25, 1998, reporting under Item 5 that Mr. Howard E. Greene, Jr. had resigned as a director of the Registrant to pursue other interests.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7, 1998                           ALLERGAN, INC.



                                               /s/ Francis R. Tunney, Jr.
                                               ---------------------------------
                                               Francis R. Tunney, Jr.
                                               Principal Financial Officer