Form 10-Q
period 1998-09-25
ALLERGAN INC
filed 1998-11-09
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 25, 1998.........................

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




 FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 SEPTEMBER 25, 1998                                      1-10269

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

As of October 30, 1998 there were 65,990,389 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1998


                                      INDEX



                                                                   Page
 PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              (A)    Consolidated Statements of Earnings -                 3
                     Three Months and Nine Months Ended
                     September 25, 1998 and September 26, 1997
              (B)    Consolidated Balance Sheets -                         4
                     September 25, 1998 and December 31, 1997
              (C)    Consolidated Statements of Cash Flows -               5
                     Nine Months Ended September 25, 1998 and
                       September 26, 1997
              (D)    Notes to Consolidated Financial Statements         6-10

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  11-20

 PART II - OTHER INFORMATION

     ITEM 5                                                               21
     ITEM 6                                                               22

 Signature                                                                23

 Exhibits

PART I - FINANCIAL INFORMATION

 Allergan, Inc.

 Consolidated Statements of Earnings
 (In millions, except per share amounts)


                                                        Three months                      Nine months
                                                           Ended,                           Ended,
                                                           ------                           ------
                                              September 25,    September 26,    September 25,    September 26,
                                                  1998              1997            1998             1997
                                                  ----              ----            ----             ----
Product Sales
Net sales                                        $321.2            $287.7         $ 915.5           $828.4
Cost of sales                                      98.1             100.6           298.1            293.3
                                                 ------            ------         -------           ------
        Product gross margin                      223.1             187.1           617.4            535.1

Research Services
Research service revenues                           8.2               2.9            24.1              8.9
Cost of research services                           7.6               2.8            22.4              8.4
                                                 ------            ------         -------            -----
        Research services margin                    0.6               0.1             1.7              0.5

Operating costs and expenses
        Selling, general and
          administrative                          124.5             106.3           374.5            340.4
        Research and development                   32.8              31.6            92.6             90.1
        Restructuring charges                      62.8                --            70.6               --
        Asset write-offs                           36.0                --            36.0               --
        Contribution to ASTI                         --                --           171.4               --
                                                 ------             -----         -------            -----

 Operating income (loss)                          (32.4)             49.3          (126.0)           105.1

 Nonoperating income (expense):
       Interest income                              2.8               2.3             8.0              6.1
       Interest expense                            (5.9)             (2.5)          (12.9)            (7.2)
       Gain on investments, net                     0.2              12.4            53.7             12.4
       Contribution to Allergan
         Foundation                                  --                --           (11.0)              --
       Other, net                                  (1.2)               --            (1.6)              --
                                                 ------            ------         -------           ------
                                                   (4.1)             12.2            36.2             11.3
                                                 ------            ------         -------           ------

 Earnings (loss) from continuing
   operations before income
   taxes and minority interest                    (36.5)             61.5           (89.8)           116.4

 Provision for income taxes                        (5.1)             17.8            29.1             33.7

 Minority interest                                   --               0.1            (0.1)            (0.1)
                                                 ------            ------         -------           ------

 Net earnings (loss)                             $(31.4)           $ 43.6         $(118.8)          $ 82.8
                                                 ======            ======         =======           ======

 Earnings (loss) per share
        Basic                                    $ (0.48)          $  0.67        $  (1.82)         $  1.27
                                                 =======           =======        ========          =======
        Diluted                                  $ (0.48)          $  0.66        $  (1.82)         $  1.25
                                                 =======           =======        ========          =======



 See accompanying notes to consolidated financial statements.

 Allergan, Inc.

 Consolidated Balance Sheets
(In millions, except share data)


                                                                 September 25,       December 31,
                                                                    1998                 1997
                                                                 -------------       ------------
                                     ASSETS
 Current assets:
       Cash and equivalents                                       $  200.0             $  180.9
       Trade receivables, net                                        208.6                187.0
       Inventories                                                   135.0                147.8
       Other current assets                                          134.4                120.7
                                                                  --------             --------
              Total current assets                                   678.0                636.4
Investments and other assets                                         140.8                191.3
Property, plant and equipment, net                                   318.9                357.8
Goodwill and intangibles, net                                        188.0                213.4
                                                                  --------             --------

              Total assets                                        $1,325.7             $1,398.9
                                                                  ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
       Notes payable                                              $   72.6             $   80.5
       Accounts payable                                               74.1                 83.3
       Accrued expenses                                              211.5                167.0
       Income taxes                                                   20.2                 32.5
                                                                  --------             --------
              Total current liabilities                              378.4                363.3
 Long-term debt                                                      221.6                142.5
 Other liabilities                                                    65.5                 51.7

 Commitments and contingencies                                          --                   --

 Stockholders' equity:
       Preferred stock, $.01 par value; authorized
       5,000,000 shares; none issued                                    --                   --

       Common stock, $.01 par value; authorized                                              --
       150,000,000 shares; issued 67,153,000
       and 67,196,000 shares                                           0.7                  0.7

       Additional paid-in capital                                    216.2                208.1
       Accumulated other comprehensive income                         (1.3)                11.7
       Retained earnings                                             497.5                670.8
                                                                  --------             --------
                                                                     713.1                891.3

       Less - treasury stock, at cost
       (1,505,000 and 1,903,000 shares)                              (52.9)               (49.9)
                                                                  --------             --------
              Total stockholders' equity                             660.2                841.4
                                                                  --------             --------

              Total liabilities and
               stockholders' equity                               $1,325.7             $1,398.9
                                                                  ========             ========

 See accompanying notes to consolidated financial statements.

Allergan, Inc.

Consolidated Statements of Cash Flows
(In millions)

                                                                                    Nine months
                                                                                      Ended,
                                                                                      ------
                                                                           September 25,    September 26,
                                                                              1998              1997
                                                                              ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings (loss)                                                  $(118.8)           $ 82.8
       Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                                         56.7              53.1
         Amortization of prepaid royalties                                      7.5               7.3
         Restructuring charges                                                 70.6                --
         Asset write-offs                                                      36.0                --
         Gain on investments, net                                             (53.7)            (12.4)
         Contribution to Allergan Foundation                                   11.0                --
         Deferred income taxes                                                 (5.2)             (0.9)
         Loss on disposal of assets                                             0.1               1.2
         Expense of compensation plans                                          5.8               5.1
         Minority interest                                                     (0.1)             (0.1)
         Adjustment in reporting foreign subsidiaries                          (1.0)               --
       Changes in assets and liabilities:
         Trade receivables                                                    (24.6)              8.9
         Inventories                                                            5.0             (17.4)
         Accounts payable                                                      (7.2)            (11.4)
         Accrued liabilities                                                   35.4             (13.5)
         Income taxes                                                          (6.8)             (2.4)
         Other                                                                 (9.6)             (7.3)
                                                                              -----            ------

         Net cash provided by operating activities                              1.1              93.0
                                                                              -----            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment                             (31.4)            (35.2)
       Proceeds from sale of property, plant and equipment                      3.4               5.8
       Proceeds from sale of investments                                       55.5              12.4
       Other, net                                                             (21.1)            (30.9)
                                                                             ------            ------

       Net cash provided by/(used in) investing activities                      6.4             (47.9)
                                                                             ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                              (25.3)            (25.1)
       ASTI dividend                                                          (28.6)               --
       Net borrowings under commercial
        paper obligations                                                      28.8              52.0
       Decrease in notes payable                                               (8.6)            (23.8)
       Sale of stock to employees                                              24.6              16.4
       Increase in long term debt                                              59.7               3.6
       Decrease in long-term debt                                              (1.8)             (1.5)
       Acquisition of capital leases                                             --              (0.7)
       Payments to acquire treasury stock                                     (32.9)            (34.0)
                                                                             ------            ------

       Net cash provided by/(used in) financing activities                     15.9             (13.1)
                                                                             ------            ------

       Effect of exchange rates on cash and equivalents                        (4.3)             (2.5)
                                                                             ------            ------

       Net increase in cash and equivalents                                    19.1              29.5

       Cash and equivalents at beginning of period                            180.9             112.0
                                                                             ------            ------
       Cash and equivalents at end of period                                 $200.0            $141.5
                                                                             ======            ======

See accompanying notes to consolidated financial statements.

Allergan, Inc.

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the nine months ended September 25, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. Components of inventory were:

                                      September 25,              December 31,
                                         1998                       1997
                                      -------------              ------------
                                                  (in millions)
 Finished goods                         $ 88.7                      $ 96.8
 Work in process                          17.8                        15.7
 Raw materials                            28.5                        35.3
                                        ------                      ------
       Total                            $135.0                      $147.8
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

4. During 1998, the Company has recorded a $70.6 million restructuring charge, $48.1 million after taxes, through the end of the third quarter. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general & administrative(G&A) staff and the closure of five of 11 manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional centers. The changes in operations will result in a net workforce reduction of approximately 550 positions over a three-year period. The reductions in G&A staff and manufacturing facilities are primarily the result of a strategic assessment of the Company's product lines and businesses during the first quarter of 1998, and a review of the G&A cost structure and manufacturing capabilities during the second and third quarters.

Allergan, Inc.

The restructuring charge was recorded primarily in the third quarter as most restructuring activities were announced on September 14, 1998. Certain restructuring activities in the first and second quarters totaling $7.8 million were previously reported as operating expenses in prior quarters. The restructuring charge consists of $19.7 million in employee severance costs, $28.5 in facility closure and consolidation costs, $10.6 million in write-offs of computer software, and $11.8 million in other costs.

In the third quarter of 1998 management completed a critical review of its asset bases in light of the strategic decisions made in the restructuring activities discussed above. Management made business decisions relating to the future use of certain assets resulting in a reassessment of the carrying value of such assets. As a result, the Company recorded a $36.0 million charge, $31.2 million after taxes, for asset write-offs in the third quarter. Such assets included a portion of the value of a manufacturing facility and certain product rights.

5. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that recovery or liability with respect to these matters would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

6. On October 21, 1998 the Board of Directors declared a quarterly cash dividend of $0.13 per share, payable December 7, 1998 to stockholders of record on November 6, 1998.

Allergan, Inc.

7. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:


                                                        Third Quarter
                 ------------------------------------------------------------------------------------------
                                     1998                                         1997
                 ------------------------------------------------------------------------------------------
(In millions,
except per share     Income         Shares        Per-Share       Income         Shares        Per-Share
    data)          (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                                  ---------                                    ---------
Computation of
basic EPS:
Income available
to common
stockholders        $ (31.4)       65.4            $(0.48)         $43.6         64.9            $0.67
                                                   ======                                        =====

Effect of
dilutive
options                               --                                          0.7
                               ------------------                           ------------------


Computation of
diluted EPS:
Income available
to common
stockholders
assuming
exercises           $ (31.4)       65.4            $(0.48)         $43.6         65.6            $0.66
                               ==================  ======                  ==================    =====





                                                         Nine Months
                 ------------------------------------------------------------------------------------------
                                        1998                                         1997
                 ------------------------------------------------------------------------------------------
(In millions,
except per share Income/(loss)      Shares        Per-Share       Income         Shares        Per-Share
      data)       (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                                  ---------                                    ---------
Computation of
basic EPS:
Income (loss)
available to
common
stockholders        $(118.8)       65.4            $(1.82)         $82.8         65.2            $1.27
                                                   ======                                        =====

Effect of
dilutive
options                               --                                          0.8
                               ------------------                          ------------------


Computation of
diluted EPS:
Income (loss)
available to
common
stockholders
assuming
exercises           $(118.8)       65.4            $(1.82)         $82.8         66.0            $1.25
                               ==================  ======                  ==================    =====


Allergan, Inc.

Options to purchase 3,970,000 shares of common stock at prices ranging from $13.50 per share to $52.88 per share were outstanding since dates ranging from December 13, 1988 through July 29, 1998. These options were not included in the computation of diluted earnings per share for the three and nine months ended September 25, 1998 because the effect would be antidilutive due to the loss for the periods.

8. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:


                                                         Third Quarter
                    -------------------------------------------------------------------------------------
(in millions)                          1998                                       1997
                    ------------------------------------------  -----------------------------------------
                                        Tax                                        Tax
                      Before-tax      (expense)   Net-of-tax      Before-tax    (expense)     Net-of-tax
                        amount       or benefit     amount          amount     or benefit       amount
                      -----------    ----------   ----------      -----------  ----------     ----------
Foreign currency         $  2.2             --       $  2.2          $ (4.5)          --          $ (4.5)
translation
adjustments

Unrealized holding         (7.9)           2.9         (5.0)           34.8        (12.1)           22.7
gains/(losses)
arising during
period

Reclassification           (0.2)           0.1         (0.1)          (12.4)         4.3            (8.1)
adjustment for net
gains realized in
net income
                         ------         ------       ------          ------       ------          ------
Other comprehensive
income                   $ (5.9)        $  3.0       $ (2.9)         $ 17.9       $ (7.8)         $ 10.1
                         ======         ======       ======          ======       ======          ======


Allergan, Inc.


                                                       Nine Months Ended
                    -------------------------------------------------------------------------------------
(in millions)                   September 25, 1998                         September 26, 1997
                    ------------------------------------------  -----------------------------------------
                                        Tax                                        Tax
                      Before-tax      (expense)   Net-of-tax      Before-tax    (expense)     Net-of-tax
                        amount       or benefit     amount          amount     or benefit       amount
                      ----------    ------------  ----------      ----------   -----------    ----------
Foreign currency         $  3.4             --       $  3.4         $ (13.4)          --         $ (13.4)
translation
adjustments

Unrealized holding         28.2           (9.7)        18.5            33.9        (11.9)           22.0
gains/(losses)
arising during
period

Reclassification          (53.7)          18.8        (34.9)          (12.4)         4.3            (8.1)
adjustment for net
gains realized in
net income
                         ------         ------       ------          ------       ------          ------
Other
comprehensive income     $(22.1)        $  9.1       $(13.0)         $  8.1       $ (7.6)         $  0.5
                         ======         ======       ======          ======       ======          ======


9. In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. In February 1998, SFAS No. 132 - "Employee's Disclosures about Pension and Other Postretirement Benefits" was issued and is effective for periods after December 15, 1997. SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

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

                                 ALLERGAN, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998

RESULTS OF OPERATIONS

The following table compares 1998 and 1997 net sales by Product Line for the third quarter and year-to-date periods (in millions):

                                                Three Months                         Nine Months
                                                    Ended                               Ended
                                                    -----                               -----
                                       September 25,     September 26,     September 25,      September 26,
                                           1998              1997              1998              1997
                                           ----              ----              ----              ----
Specialty Pharmaceuticals
   Eye Care Pharmaceuticals               $131.0           $ 97.6            $369.8             $294.7
   Skin Care                                22.3             26.4              57.6               60.0
   Botox(R)/Neuromuscular                   31.9             22.8              88.1               64.8
                                          ------           ------            ------             ------
       Total                               185.2            146.8             515.5              419.5

Medical devices and OTC
 Product Lines
  Ophthalmic Surgical                       47.1             45.1             139.0              130.3
  Optical Contact Lens Care                 88.9             95.8             261.0              278.6
                                          ------           ------            ------             ------
       Total                               136.0            140.9             400.0              408.9
                                          ------           ------            ------             ------

Total Product Net Sales                   $321.2           $287.7            $915.5             $828.4
                                          ======           ======            ======             ======


For the quarter ended September 25, 1998 total net sales increased 12% to $321.2 million as compared to the third quarter of 1997. Net sales for the nine months ended September 25, 1998 were $915.5 million, an 11% increase from the comparable 1997 amount.

The impact of foreign currency changes since the comparable prior year period decreased net sales by $9.2 million or 3% for the quarter and by $28.4 million or 3% for the nine months ended September 25, 1998 compared with the same periods during the prior year. Excluding the impact of foreign currency changes, sales increased by $42.7 million or 15% during the quarter, and $115.5 million or 14% for the nine months ended September 25, 1998 compared with the same periods during the prior year.

Historically, the Company has used special sales and promotional incentives to distributors to promote the sale of eye care pharmaceuticals and skin care pharmaceuticals. A curtailment of these special programs in the United States in the third quarter of 1997 reduced wholesaler inventories and total net sales by an estimated $14 million or 4% of third quarter net sales and 2% of net sales for the nine months ended September 26, 1997 in comparison with comparable 1998 amounts.

For the three months ended September 25, 1998 Eye Care Pharmaceutical sales increased by 34% from the comparable 1997 period. For the first nine months of 1998 sales increased by 25% from the comparable 1997 amount. Sales in the United States increased $30.6 million in the third quarter of 1998 and $63.7 million in the first nine months of 1998 primarily as a

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

result of increases in sales of Alphagan(R) (brimonidine tartrate ophthalmic solution), Acular(R) (ketorolac tromethamine ophthalmic solution), and Ocuflox(R) (ofloxacin ophthalmic solution). The 1998 sales increases are also the result, in part, of the reductions in wholesaler inventory in 1997 discussed above. Sales in international markets increased by $2.8 million in the quarter and $11.4 million in the first nine months of 1998 primarily as a result of increased sales of Alphagan(R) and Acular(R) offset by decreases in sales of Betagan(R) and Propine(R) ophthalmic solutions. The negative effect of currency changes amounted to $1.9 million in the quarter and $7.6 million for the nine months ended September 25, 1998.

Skin Care Pharmaceuticals third quarter 1998 sales decreased by 16% from the comparable quarter in 1997. Sales for the nine months ended September 25, 1998 were 4% lower than the comparable period in 1997. The decreases in sales in 1998 were the result of a decrease in sales of Tazorac(R)/Zorac(R) (tazarotene topical gel). Third quarter 1997 sales included significant sales of this product in connection with its launch in the United States and corresponding filling of retail pharmacy inventories.

Botox(R) (Botulinum Toxin Type A) purified neurotoxin complex sales increased by 40% in the third quarter and 36% in the first nine months of 1998 compared to 1997 results. The increases were the result of strong growth in both the United States and international markets.

Surgical sales increased 4% in the third quarter of 1998 and 7% for the first nine months of 1998 compared to comparable 1997 amounts. For the third quarter, domestic sales increased 9% while international sales increased 1% from the third quarter of 1997. For the nine month period ended September 25, 1998, domestic sales increased 15% and international sales were flat compared to the first nine months of 1997. Sales increased in both domestic and international markets as a result of increased sales of SI-40 silicone intraocular lenses
(IOLs) and the AMO(R)Array(R) multifocal IOL partially offset by decreases in sales of PMMA IOLs and other silicone IOL models. International sales were decreased as a result of foreign currency changes. Absent the effects of foreign currency changes, international surgical sales increased by 10% in the third quarter and 8% for the first nine months of 1998 compared with 1997 results for comparable periods.

Optical Contact Lens Care sales of $88.9 million for the three months ended September 25, 1998 decreased by 7% from the third quarter of 1997. Sales for the nine months ended September 25, 1998 of $261.0 million decreased by 6% compared to 1997 sales. Domestic optical sales decreased by 12% in the third quarter and by 14% in the first nine months of 1998 compared to comparable 1997 amounts. Optical sales in international markets decreased by 6% in the third quarter and 4% in the first nine months of 1998 compared to comparable 1997 results. Domestic and international optical sales decreased during the third quarter and for the nine months ended September 25, 1998 as a result of decreases in sales of peroxide based disinfection products offset by increases in sales of Complete(R) brand products, and an increase in sales of Concept F(R) disinfection solution in the Japan market. Domestic results for the first nine months of 1998 were also negatively

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

impacted by a reduction of inventory in the trade in the first quarter of 1998. International sales were also negatively impacted by foreign currency changes. Absent the effects of foreign currency changes, international optical sales were flat during the third quarter of 1998, and increased by 2% for the first nine months, compared to comparable periods in 1997.

Allergan's gross margin percentage for the third quarter of 1998 was 69.5% of net sales, which represents a 4.5 percentage point increase from the third quarter of 1997. The gross margin percentage for the nine months ended September 25, 1998 was 67.4% representing a 2.8 percentage point increase from the comparable 1997 percentage. The gross margin percentages increased in 1998 compared to 1997 primarily as a result of shifts in the mix of products sold to higher margin products including Botox(R) and eye care pharmaceuticals.

Gross margin in dollars increased by $36.0 million or 19% in the third quarter and $82.3 million or 15% in the first nine months of 1998 from comparable 1997 results. Such increases were the result of the increases in net sales combined with the increases in gross margin percentage.

Operating income was a loss of $32.4 million in the third quarter of 1998. Such loss included special charges of $62.8 million for restructuring costs and $36.0 million in asset write-offs which are further described in note 4 to the consolidated financial statements. Excluding the effect of the special charges, operating income was $66.4 million in the third quarter of 1998, compared to $49.3 million for the third quarter of 1997. The $17.1 million increase in operating income is primarily the result of the $36.0 million increase in gross margin offset by an $18.2 million increase in selling, general and administrative expense. Selling, general and administrative expense increased, in part, as a result of increased product marketing costs in 1998. Selling, general and administrative costs were reduced by certain income items totaling $12.9 million in 1998 and $17.1 million in 1997. The 1998 items related to income from product development licensing agreements. Results in 1997 included $9.6 million in income from sales of product rights and $7.5 million in income from settlement of a product related lawsuit. The increase in selling, general and administrative expense in 1998 was also partially offset by $2.5 million in technology fees received by Allergan from Allergan Specialty Therapeutics, Inc.
(ASTI) in the third quarter of 1998.

Operating income was a loss of $126.0 million for the first nine months of 1998. Such loss included special charges of $70.6 million for restructuring costs and $36.0 million in asset write-offs which are further described in note 4 to the consolidated financial statements, and a charge of $171.4 million in the first quarter relating to a dividend of stock of ASTI to Allergan shareholders. ASTI is a newly established company formed to conduct research and development of potential pharmaceutical products based primarily upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. Excluding the effect of the special

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

charges and the charge in the first quarter for the dividend distribution of ASTI stock of $171.4 million, operating income was $152.0 million (hereinafter referred to as adjusted operating income) in the first nine months of 1998, a $46.9 million or 45% increase over operating income of $105.1 million in the first nine months of 1997. Adjusted operating income increased as a result of the $82.3 million increase in gross margin, offset by a $2.5 million increase in research and development and a $34.1 million increase in selling, general and administrative expense. Research and development costs were decreased in the first quarter of 1998 as a result of recovery from ASTI of $3.8 million in costs incurred and expensed in the fourth quarter of 1997. Selling, general and administrative expense increased in 1998 as a result of increased product launch expenses relating to Alphagan(R) ophthalmic solution, Tazorac(R)/Zorac(R) topical gel and the AMO(R)Array(R) IOL. Such increases were partially offset by $9.4 million in technology fees received by Allergan from ASTI in 1998. Selling, general and administrative expenses were reduced by one-time income items in the third quarter, as discussed above, totaling $12.9 million in 1998 and $17.1 million in 1997.

Allergan recorded a net loss of $31.4 million in the third quarter of 1998. Such loss included the after tax effect of the special charges for restructuring costs of $42.6 million and asset write-offs of $31.2 million. Excluding the after tax effect of the special charges, net earnings were $42.4 million (hereinafter referred to as adjusted net earnings), a $1.2 million or 3% decrease from the net earnings of $43.6 million in the third quarter of 1997. Adjusted net earnings decreased as a result of a $13.4 million decrease in other non-operating income, a $3.4 million increase in interest expense, and a $2.1 million increase in income taxes on adjusted pretax income in 1998, offsetting the $17.1 million increase in operating income in 1998. Other non-operating income in 1997 included a $12.4 million gain on sale of an investment. Interest expense increased in the third quarter of 1998, primarily as a result of an increase in debt resulting from the $200 million contribution to ASTI in the first quarter of 1998. The provision for income taxes increased in 1998 from 1997 as a result of an increase of Allergan's effective tax rate from 29% in 1997 to 32% in 1998.

Allergan recorded a net loss of $118.8 million in the first nine months of 1998. Excluding the after tax effect of the special charges for restructuring costs of $48.1 million and asset write-offs of $31.2 million, and the effect of a $171.4 million charge relating to ASTI, net earnings were $131.9 million (hereinafter referred to as adjusted net earnings), a $49.1 million or 59% increase over net earnings of $82.8 million in the first nine months of 1997. Adjusted net earnings increased during the first nine months of 1998 primarily as a result of the $46.9 million increase in adjusted operating income and a $28.7 million increase in other non-operating income in 1998, offset by a $5.7 million increase in interest expense and a $22.7 million increase in income taxes on adjusted pretax income. Other non-operating income included four significant items totaling $42.5 million in 1998 and the $12.4 million gain on sale of investments in 1997. In the first quarter of 1998, the Company realized a gain of $51.8 million on its investment in Ocular Sciences, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)

Allergan Foundation, a charitable foundation, resulting in a charge of $11.0 million. The Company and the foundation sold their investments in OSI in the first quarter of 1998. The Company also recorded a charge of $3.8 million in the first quarter of 1998 to recognize the permanent impairment in value of certain other investments. In addition, the Company realized the $5.5 million gain on sale of Ligand Pharmaceuticals, Incorporated stock in the second quarter of 1998. Interest expense increased in 1998 primarily as a result of an increase in debt resulting from the $200 million contribution to ASTI in the first quarter of 1998. The increases in adjusted operating income and non-operating income, offset by the increase in interest expense, increased adjusted pretax income to $188.2 million for the first nine months of 1998 compared to $116.4 million for the comparable period in 1997. As a result of the increase in adjusted pretax income, income taxes increased by $22.7 million in 1998 over the amount for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 1998, the Company had a medium term note program and five long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to an additional $60 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $26.3 million through December 1999, $34.0 million through 2001, and $267.8 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of September 25, 1998, the Company had $109.0 million in borrowings under the note program, $69.4 million in commercial paper borrowings and $77.1 million in borrowings under the credit facilities. As of September 25, 1998 the Company has classified $39.4 million of its commercial paper borrowings as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the nine months ended September 25, 1998 was $1.1 million. Such amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first nine months of 1998 was $172.5 million compared to cash provided by operating activities of $93.0 million for the respective 1997 period. The increase in cash provided by operating activities, excluding the charge relating to ASTI, was primarily the result of an increase in adjusted net income along with increases in accrued liabilities in 1998 combined with decreases in such accounts in 1997, and a decrease in inventories in 1998 combined with an increase in such accounts in 1997. Offsetting these increases was a decrease in cash provided by operating activities resulting from an increase in accounts receivable in 1998, combined with a decrease in such accounts in 1997.

Cash provided by investing activities in the first nine months of 1998 was $6.4 million. Such amounts included $55.5 million in proceeds from the

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

sale of investments. Excluding these transactions, cash used in investing activities was $49.1 million in the first nine months of 1998 compared to cash used in such activities of $47.9 million in the first nine months of 1997. The Company invested $31.4 million in new facilities and equipment during the nine months ended September 25, 1998 compared to $35.2 million during the same period in 1997.

Cash provided by financing activities was $15.9 million in the nine months ended September 25, 1998 compared to $13.1 million cash used in financing activities in 1997. Borrowings, net of repayments of debt totaled $78.1 million in the first nine months of 1998 compared to $30.3 million for the comparable period in 1997. The increased borrowings in 1998 were used to make a portion of the $200 million contribution to ASTI. The balance of the amount contributed was provided by cash from operations and the proceeds from the sale of investments. The amounts are net of dividend outflows of $53.9 million in 1998 and $25.1 million in 1997. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan shareholders. The 1998 amount of cash provided by financing activities includes $32.9 million used to repurchase treasury stock, and the amount of cash used in financing activities in 1997 includes $34.0 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company's existing credit facilities, will provide it with sufficient resources to meet current and long-term working capital requirements, debt service and other cash needs. The Company anticipates that the special charges recorded in 1998 will ultimately require cash expenditures of approximately $25 million over a period of three years which are expected to be funded by cash provided by operating activities. Such expenditures are expected to be approximately $13 million in 1998.

YEAR 2000 ISSUES

Introduction. Most businesses, including the Company, are faced with a potentially serious threat to their operations, known as the "year 2000 issue" which has been widely publicized. The year 2000 issue is a general term used to describe the various problems arising from the inability of computers to properly identify the year associated with information. This problem could potentially cause system interruptions or failures or result in systems providing incorrect data. The effect of the year 2000 issue could impact the performance of operations within the Company as well as the Company's relationships with third parties, including vendors and customers who could also experience year 2000 compliance issues.

The Company has begun a process to address the year 2000 issue with respect to computer systems and applications within the Company. In addition, the process extends to relationships with key suppliers and customers who are also expected to be impacted by year 2000 issues. The discussion below provides a description of the Company's activities to address year 2000 compliance and minimize disruption to the Company's business.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

YEAR 2000 ISSUES (Continued)

State of readiness. The Company has formed a task force to manage a four- phase process to promote year 2000 compliance. The four phases are:

        Phase 1 is the compilation of an inventory of systems and relationships with suppliers, key customers and other business partners.

        Phase 2 is the assessment of each item identified in the inventory and the prioritization of such items based on potential impact to the Company. Systems and relationships are categorized as business critical, important, limited, or not critical.

        Phase 3 involves the verification of compliance with year 2000 requirements and the development of contingency plans in the event that year 2000 issues are encountered. The extent of verification of individual systems or relationships and of the development of contingency plans is dependent upon the assessment of business risk. All systems and relationships deemed to be business critical will be tested or audited to address year 2000 compliance. A concerted effort will be made for systems and relationships defined as important or limited, at a minimum, to verify by confirmation with business partners or hardware and software suppliers that applicable systems are year 2000 compliant. If compliance is not verified, the Company will pursue various alternatives to address remaining year 2000 issues.

        Phase 4 is the assembly during the fourth quarter of 1999 of rapid response teams to be prepared to deal with any failures of systems in the year 2000, if any.

The Phase 1 inventory and Phase 2 assessment of systems operated by the Information Technology (IT) function have been completed. In 1994 the Company committed to a broad-based strategy of replacement of core IT systems with systems using SAP R/3 software. Such systems provide control and management of manufacturing, distribution, billing, collection, purchasing and accounts payable, human resources and general accounting functions. This core system is represented to be, and the Company believes is, year 2000 compliant. This system has already been installed in sites producing a majority of the Company's revenue. The Company expects that by July 1999, approximately 90% of the Company's revenue will be managed by SAP, and almost all manufacturing locations will be using SAP software. Sites not using SAP will use software that has been validated as year 2000 compliant for core processes. The IT function is validating the compliance of systems and developing contingency plans. Such process to complete Phase 3 for the critical systems in the IT function is expected to be substantially complete by April 1999.

The Company's research and development and manufacturing functions have completed Phase 1. These functions anticipate completion of their Phase 2 assessments by the end of 1998 and completion of their Phase 3 validations by the end of the third quarter of 1999. The Company's manufacturing function has, in addition, started its remediation efforts for systems that it has identified as non-compliant.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

YEAR 2000 ISSUES (Continued)

The selling, general and administrative areas of the Company are performing their inventories of non-IT systems and business relationships, and anticipate completion of this activity in December 1998. Phase 2 assessments of business risk are expected to be completed by the end of the first quarter of 1999, and validation and contingency plans are expected to be completed by the end of the third quarter of 1999.

Allergan manufactures one product that includes a date field in its embedded technology: the AMO(R)Prestige(R) Phacoemulsification System. The Company has tested this system and has confirmed that the system accurately processes and stores date and time data during, from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including correct processing of the leap year in the year 2000. All other phacoemulsification systems manufactured by the Company do not include a date field.

Costs to address the Company's year 2000 issues. In 1994, the Company chose to install SAP R/3 systems in order to establish software systems necessary to meet business needs. Costs to install SAP would have been incurred had there been no year 2000 issue. The Company expects to have estimates of costs incurred and remaining costs required to complete its year 2000 compliance effort by the time it files its 1998 annual report on Form 10-K. Such costs to bring other software and business relations into compliance with year 2000 requirements have not been, and are not anticipated to be, material to the Company's results of operations or financial position. The Company has funded, and intends to complete the funding of, the year 2000 compliance effort using cash provided by operations. While the Company has incurred an opportunity cost for implementing its year 2000 project, the Company has not deferred any specific IT project solely as a result of the implementation of its year 2000 effort.

Risks of the Company's year 2000 issues. The greatest risks to the Company are the failure of any software application or business partner relationship that has been identified as business critical. These critical business applications, including SAP and its associated interfaces with other software and business partners, are undergoing disaster recovery and validation testing. This testing is expected to be completed by April 1999. Once the testing and validation is completed, a further assessment of business risks will be performed.

The Company's contingency plans. As discussed above, the development of contingency plans is an integral part of the process of verification of business risk. The depth of contingency planning will be determined by the importance of each area under assessment to the ongoing operation of the Company's business. Contingency plans under development are action plans to keep the Company in operation should there be a failure in systems despite the testing and validation performed to determine and eliminate such risks.

Contingency plans are being refined for business critical IT systems. Plans for non-IT systems will be developed as a part of the assessment and validation work discussed above. In addition, as previously discussed, the Company will form rapid response teams in the fourth quarter of 1999 to address year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. These teams will be composed of both IT and non-IT personnel.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

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

  * The three largest parts of the Company's overall business in terms of revenue- eye care pharmaceuticals, ophthalmic surgical and optical contact lens care- did not experience any significant overall revenue growth in the three-year period from 1995 to 1997.

  * The pharmaceutical industry and other healthcare-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer buying decisions.

  * Betagan(R) and Propine(R), which were formerly two of the Company's largest ophthalmic pharmaceutical products, are off patent in the U.S. and continue to face competition from generic versions of these compounds as well as from recently introduced new technology glaucoma products. Other significant products are also off patent and may face similar generic competition.

  * The Company's Optical Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment; the popularity of one-bottle chemical disinfection systems among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products; and the growing use and acceptance of disposable and frequent replacement contact lenses which could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans that will mitigate the impact of these trends upon its Optical Contact Lens Care business, no assurance can be given in this regard.

  * Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 25, 1998 (Continued)

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

    organizations. Failure of the AMO(R)Array(R) multifocal IOL to be designated as an "advanced technology IOL" by Health Care Financing Administration will adversely affect the Company's profit margin for the product.

  * Wholesaler purchases in excess of consumer demand may be followed by reduced wholesaler purchases in the coming quarters.

  * In the third quarter of 1998, the Company announced comprehensive plans to streamline operations and reduce costs through global G&A restructuring and manufacturing consolidation. These initiatives, which are expected to improve profitability, may not provide the anticipated cost reductions. The failure of the Company to successfully reduce these costs could adversely affect the Company's operating results.

  * The Company has allocated significant resources to the development and introduction of new products. The successful development, as well as regulatory approval and market acceptance of the products, cannot be assured.

  * There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections, respectively, in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.

  * Uncertainties of the business include the success of the Company in identifying systems, applications and relationships that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients and customers in addressing the year 2000 issue. See also "Risks of the Company's year 2000 issues" discussion above at page 18.

  * A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. There can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit or operating expenses.

  * The Company's business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions in countries where the Company's products are sold or manufacturing facilities are located.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information.

       Annual Meeting.

       The Company's next annual stockholders' meeting will be held on Tuesday, April 27, 1999 at 10:00 A.M. at the Company's headquarters, Irvine, California.

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

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information. (Continued)

       Other Business.

       As of the date of this Quarterly Report on Form 10-Q, management knows of no other matters that are expected to be brought before the stockholders at the Annual Meeting. Pursuant to the Company's Restated Certificate of Incorporation only such business shall be conducted at an annual meeting of stockholders as is properly brought before the meeting. For business to be properly brought before an annual meeting by a stockholder, in addition to any other applicable requirements, timely notice of the matter must be first given to the Secretary of the Company. To be timely, written notice must be received by the Secretary no less than 30 days nor more than 60 days prior to the meeting. If less than 40 days' notice or prior public disclosure of the meeting has been given to stockholders, then notice of the proposed business matter must be received by the Secretary not later than ten days after the mailing of notice of the meeting or such public disclosure. Any notice to the Secretary must include as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the proposal desired to be brought before the meeting and the reason for conducting such business at the annual meeting, (b) the name and record address of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (c) the class and number of shares of the Company which are beneficially owned by the stockholder on the date of such stockholder notice and by other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (d) any material interest of the stockholder in such business.

Item 6.  Exhibits and Reports on Form 8-K

       - Exhibits
           (numbered in accordance with Item 601 of Regulation S-K)

           27.1 Financial Data Schedule -- For the quarterly period ended September 25, 1998

           27.2 Financial Data Schedule -- For the quarterly period ended June 26, 1998

       - Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 6, 1998                   ALLERGAN, INC.
       -----------------------

                                          /s/ Francis R. Tunney, Jr.
                                          --------------------------------------
                                          Francis R. Tunney, Jr.
                                          Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27.1               Financial Data Schedule -- For the quarterly period ended
                    September 25, 1998

 27.2               Financial Data Schedule -- For the quarterly period ended
                    June 26, 1998