Form 10-K405
period 1998-12-31
ALLERGAN INC
filed 1999-03-24
CIK 850693

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                   which each class registered
  -------------------------                   ---------------------------

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

                                  Yes [X]  No
                                      ---     ---

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $5,950,000,000 on March 8, 1999, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of March 8, 1999 - 67,129,722 shares.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II, III and IV incorporate certain information by reference from the registrant's proxy statement for the annual meeting of stockholders to be held on April 27, 1999, which proxy statement was filed with the Securities and Exchange Commission on March 22, 1999.

================================================================================

                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
PART I

Item 1.      Business.........................................................1
Item 2.      Properties......................................................15
Item 3.      Legal Proceedings...............................................16
Item 4.      Submission of Matters to a Vote of Security Holders.............16
Item I-A.    Executive Officers of Allergan, Inc.............................17

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................19
Item 6.      Selected Financial Data.........................................19
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................19
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......19
Item 8.      Financial Statements and Supplementary Data.....................19
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................19

PART III

Item 10.     Directors and Executive Officers of Allergan, Inc...............20
Item 11.     Executive Compensation .........................................20
Item 12.     Security Ownership of Certain Beneficial Owners and Management..20
Item 13.     Certain Relationships and Related Transactions..................20

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K......................................................21

SIGNATURES        ...........................................................22
INDEX OF EXHIBITS ...........................................................24
SCHEDULE          ..........................................................S-1
EXHIBITS          .......................(Attached to this Report on Form 10-K)

                                     PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Allergan, Inc. ("Allergan" or the "Company") is a leading provider of eye care and specialty pharmaceutical products throughout the world with products in the eye care pharmaceutical, ophthalmic surgical device, over-the-counter contact lens care, movement disorder, and dermatological markets. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, neurotoxins, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

         Allergan was incorporated in California in 1948 and reincorporated in Delaware in 1977. In 1980, the Company was acquired by SmithKline Beecham plc (then known as "SmithKline Corporation" and herein "SmithKline"). The Company operated as a wholly-owned subsidiary of SmithKline from 1980 until 1989 when Allergan again became a stand-alone public company through a spin-off distribution by SmithKline.

         In November 1992, the Company sold its contact lens business in North and South America. In August 1993, the Company sold its contact lens business outside of the Americas.

         During 1994, the Company acquired the Ioptex Research worldwide intraocular lens product line. During 1995, the Company completed four acquisitions. In January 1995, the Company acquired Optical Micro Systems, Inc., a U.S.-based developer and manufacturer of phacoemulsification surgical equipment. In June 1995, the Company acquired Laboratorios Frumtost, S.A., a manufacturer of ophthalmic and other pharmaceutical products in Brazil. In August 1995, the Company purchased the assets of Herald Pharmacal, Inc., a U.S.-based developer and manufacturer of glycolic acid-based, aesthetic skin care products. In November 1995, the Company purchased the worldwide contact lens care product business of Pilkington Barnes Hind. Also in 1995, Allergan acquired 100% ownership interest in Santen-Allergan, its Japanese contact lens care joint venture.

ALLERGAN BUSINESSES

         The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:


                                                      YEAR ENDED DECEMBER 31
                                              --------------------------------------
                                                1998           1997           1996
                                              --------       --------       --------
                                                          (IN MILLIONS)
Specialty Pharmaceuticals:
         Eye Care Pharmaceuticals             $  505.3       $  408.5       $  425.1
         Skin Care                                80.6           80.6           64.7
         Botox(R)/Neuromuscular                  125.3           90.1           67.2
                                              --------       --------       --------
                   Total                         711.2          579.2          557.0

Medical Devices and OTC Product Lines:
         Ophthalmic Surgical                     193.6          182.2          184.0
         Contact Lens Care                       356.9          376.6          406.0
                                              --------         ------         ------
                   Total                         550.5          558.8          590.0

         Total Product Net Sales              $1,261.7       $1,138.0       $1,147.0
                                              ========       ========       ========

Domestic                                          46.2%          42.8%          41.4%
International                                     53.8%          57.2%          58.6%


See Note 11 of Notes to Consolidated Financial Statements on pages A-34 to A-36 of the Company's Proxy Statement filed on March 22, 1999 for further information concerning foreign and domestic operations.

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

         The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling eye care pharmaceutical product is Alphagan(R) ophthalmic solution, which was approved by the United States Food and Drug Administration ("FDA") in September 1996 for the treatment of open-angle glaucoma and ocular hypertension. The period of new chemical entity exclusivity in the United States for Alphagan(R) ophthalmic solution extends for five years from the date of approval. In March 1997, Alphagan(R) was also approved in the United Kingdom, and in October 1997, the Company received approval to market Alphagan(R) ophthalmic solution in 14 of the 15 member states of the European Union through the mutual recognition filing process. Also, in March 1997, Alphagan(R) was approved in the United States for acute post-surgical elevated pressure in the eye following argon laser trabeculoplasty. In July 1998, the Company entered into an agreement with Santen Pharmaceutical Co., Ltd., granting Santen exclusive distribution rights for brimonidine (the compound marketed by Allergan under the Alphagan(R) brand name) in Japan. Under this agreement, Santen agreed to assume responsibility for future product development of brimonidine and for obtaining Industry of Health approval in

Japan. Allergan retained the option to co-promote or co-market brimonidine in Japan with Santen.

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

         The Company also markets several leading ophthalmic products to treat ocular inflammation and infection. Pred Forte(R) and FML(R) Liquifilm(R) ophthalmic suspensions are leading products in the ocular corticosteroid inflammation market. Allergan's Acular(R)1 ophthalmic solution is indicated for the relief of itch associated with seasonal allergic conjunctivitis and for the treatment of postoperative inflammation in patients who have undergone cataract extraction. In November 1997, the Company received approval from the FDA to market Acular(R) PF, the first unit-dose, preservative-free topical nonsteroidal anti-inflammatory drug (NSAID) in the United States, for the reduction of ocular pain and photophobia following incisional refractive surgery. Allergan's major products in the anti-infective market are Blephamide(R) ophthalmic suspension, a topical anti-inflammatory and anti-infective, Polytrim(R) ophthalmic solution, a synthetic antimicrobial which treats surface ocular bacterial infections, and Ocuflox(R)/Oflox(R)/Exocin(R) ophthalmic solution, a fluroquinolone which treats bacterial conjunctivitis. In May 1996, the Company received approval from the FDA to market Ocuflox(R) ophthalmic solution for the treatment of corneal ulcers. Blephamide(R), Pred Forte(R) and Polytrim(R) ophthalmic solutions no longer have patent protection and face generic competition.

Skin Care Product Line

         Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business develops, manufactures and markets therapeutic as well as cosmetic skin care products, primarily in the United States. In June 1997, the Company received approval from the FDA to market Tazorac(R) (tazarotene topical gel) 0.05% and 0.1% (the trade name for Zorac(R) topical gel in the United States and Canada) for the treatment of plaque psoriasis and acne. Outside of the U.S., the Company entered into an agreement in February 1999 with Pierre Fabre Dermatologie, an affiliate of the private French company, Pierre Fabre, to commercialize tazarotene (Zorac(R)) in continental Europe and nearby territories. Under this agreement, the Company granted development, registration and commercialization rights for Zorac(R) gel and certain successor products for its European territory to Pierre Fabre in exchange for up front fees, milestone payments upon successful launches in new markets and royalty payments on net sales of Zorac(R) topical gel.

         Azelex(R) cream for the topical treatment of mild to moderate inflammatory acne vulgaris was launched in the U.S. in December 1995 and has been well received in the market. The therapeutic product line also includes Elimite(R) cream for the treatment of scabies, Naftin(R), a topical anti-fungal gel and cream and Gris-Peg(R) tablets, a systemic anti-fungal product. Patent protection for Elimite(R) cream in the United States has expired, and the product now faces generic competition. The Company also develops, manufactures and markets glycolic acid-based skin care products.


--------------
(1) Acular(R) is a registered trademark of and is licensed from its developer Syntex (U.S.A.) Inc.

Botox(R)/Neuromuscular

         Allergan's Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The Company markets Botox(R) Purified Neurotoxin Complex in the United States and in 60 other countries. The approved indications for Botox(R) in the United States are for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness) and strabismus (misalignment of the eyes) in people 12 years of age and over.

         The Company is working to expand the approved indications for Botox(R) Purified Neurotoxin Complex in the United States. In 1998, the Company exercised its option to acquire the exclusive worldwide rights to U.S. and foreign patents for the use of botulinum toxin to treat migraine headaches, and the Company has filed an investigational new drug application with the FDA for the migraine headache indication for Botox(R). Clinical development for the migraine and tension headache indications are currently in Phase 2. In addition, the Company has orphan drug designations from the FDA for two indicated uses for Botox(R) Purified Neurotoxin Complex: cervical dystonia and juvenile cerebral palsy. The Company anticipates starting Phase 3 clinical trials in early 1999 in the United States for the juvenile cerebral palsy indication, and the Company expects to seek supplemental approval for the cervical dystonia indication during 1999. If the Company gains approval for one or both uses before any other manufacturer of the same designated botulinum toxin serotype, the Company will be entitled to seven years of exclusive marketing rights in the United States for those uses. Botox(R) is also in Phase 3 clinical development in the United States for hyperfunctional facial lines (cosmetic brow furrows) and Phase 2/3 for back pain, and the Company anticipates starting Phase 3 clinical development for adult spasticity post-stroke in early 1999.

         Outside of the United States, the Company is marketing Botox(R) Purified Neurotoxin Complex in 60 countries around the world. The Company continues to pursue expanded indications for Botox(R) outside of the U.S. Botox(R) Purified Neurotoxin Complex has been approved in 31 countries outside of the U.S. for the treatment of cervical dystonia and hemifacial spasm and in 16 countries outside of the U.S. for the treatment of lower limb spasticity in pediatric cerebral palsy patients, two years of age or older. And, in 1998, the Company filed an application in Europe to market Botox(R) Purified Neurotoxin Complex for the treatment of upper limb spasticity associated with debilities occurring after a stroke and expects to receive approval for this indication in Switzerland in 1999.

         There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process. There is no assurance that any of the research projects or pending drug marketing approval applications mentioned above will result in new approved indications for Botox(R) Purified Neurotoxin Complex. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse impact on the future results of the Company's Botox(R) business.

         The Company manufactures its own bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex. The process to create bulk toxin is technically complicated and difficult. Any failure of the Company to maintain an adequate supply of bulk toxin could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex and a resulting decrease in sales of the product.

MEDICAL DEVICES AND OTC PRODUCT LINES

Ophthalmic Surgical Product Line

         Allergan's ophthalmic surgical business develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic surgical products.

         The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can eventually lead to blindness. Most patients affected by cataracts can be surgically treated by removing the clouded lens and replacing it with an IOL. The Company currently offers a full line of products used in the performance of cataract surgery, including PMMA, silicone and acrylic IOLs.

         Sales of all models of the Company's IOLs represented 11%, 11% and 10% of total Company sales in 1996, 1997 and 1998, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery include the AMO(R)PhacoflexII(R)SI-30NB(R) foldable small incision IOL, introduced in April 1993, the AMO(R)SI-40NB(R) foldable small incision IOL, introduced in 1995, the AMO(R)PhacoflexII(R)SI-55NB(R), introduced in 1997, and the Sensar(R) IOL, which was introduced in Europe in 1998. Along with foldable IOLs, the Company also markets a series of insertion systems for each of its foldable lens models, referred to as The UnFolder(R) implantation systems. The systems assist the surgeon in achieving controlled release of the IOL in the smallest incisions. Small incision surgery is a less invasive procedure, and generally, smaller incisions lead to less induced astigmatism and faster visual recovery for the patient. The Array(R) multifocal IOL was approved for marketing in the United States in September 1997. It is also available in Brazil and several European countries including Germany, France and Italy. The Company believes that the Array(R) multifocal IOL will be viewed by ophthalmic surgeons and cataract patients as a significant improvement in IOL design, providing an improved patient outcome due to enhanced near vision.

         Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a three to four millimeter incision, compared to incisions of up to 12 millimeters for other techniques. According to a 1997 survey of members of the American Society of Cataract and Refractive Surgery, phacoemulsification is currently utilized in more than 90% of cataract procedures in the United States. In 1993 Allergan introduced the AMO(R)Prestige(R) phacoemulsification machine. AMO(R)Prestige(R) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. In January 1995, Allergan acquired Optical Micro Systems, Inc. ("OMS"). OMS develops and manufactures phacoemulsification equipment. This acquisition, along with the acquisition of the Ioptex business in 1994, provided the Company with additional IOL and phacoemulsification equipment product offerings and proprietary technologies. The AMO(R)Diplomax(R) phacoemulsification machine, launched in the U.S. by the Company in November 1995, is the first OMS phaco-technology system introduced since the acquisition. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery. And, in 1998, the Company became a distributor of BioLon(TM)2 viscoelastic in the United States under an agreement with Akorn, Inc.


--------------
(2) BioLon(TM) is a trademark owned and licensed from Bio-Technology General Corporation.

Contact Lens Care Product Line

         The Company has been doing business in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; and enzymatic cleaners to remove protein deposits from contact lenses. In the area of disinfecting products, the Company offers products that can be used in each of the three disinfecting systems: hydrogen peroxide systems, convenient chemical systems and thermal systems. Allergan's leading hydrogen peroxide system products are the Oxysept 1Step(R)/UltraCare(R) hydrogen peroxide neutralizer/disinfection system, with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Complete(R) brand Multi-Purpose solution is the Company's convenient, one-bottle chemical disinfection system for soft contact lenses. In 1998, the Company launched Complete(R) brand ComfortPLUS(TM) Multi-Purpose solution in the United States and in 12 foreign countries. Complete(R) brand ComfortPLUS(TM) Multi-Purpose solution contains a proprietary comfort formulation for longer, more comfortable contact lens wear. One-bottle systems, including the Company's product, continue to gain popularity with consumers.

         In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F(R) Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company's contact lens care product business in Japan.

         Sales of the Company's hydrogen peroxide disinfection systems represented 12%, 11% and 10% of total Company sales in 1996, 1997 and 1998, respectively. The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. One-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

EMPLOYEE RELATIONS

         At December 31, 1998, the Company employed 5,972 persons throughout the world, including 2,371 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

         The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 58.6%, 57.2% and 53.8% of total sales for the years ended December 31, 1996, 1997 and 1998, respectively. Allergan believes that its well-established international market presence provides it with an advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

         Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

SALES AND MARKETING

         Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been focusing increasingly on managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1998, the Company employed approximately 1,300 sales representatives throughout the world.

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

         At December 31, 1998, there were, in the aggregate, over 800 people involved in the Company's research and development efforts. The Company's research and development expenditures for 1996, 1997 and 1998 were $118.3 million, $131.2 million and $125.4 million, respectively, excluding amounts spent by the Company on behalf of Allergan Ligand Retinoid Therapeutics, Inc. and Allergan Specialty Therapeutics, Inc.

         Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye and allergy and on new anti-infective pharmaceuticals for eye care. The Company is conducting research on new compounds that control intraocular pressure by either reducing the inflow or production, or improving the outflow, of aqueous humor. The Company is also conducting research and clinical trials on a class of compounds called hypotensive lipids. Unlike beta-blockers that decrease the inflow or production of aqueous humor, hypotensive lipids reduce intraocular pressure by improving its outflow. The Company is also developing Restatis(TM) cyclosporine ophthalmic emulsion for the treatment of moderate to severe dry eye.

         Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs, including the Array(R) multifocal IOL, designed to allow patients to see well over a range of distances and the Sensar(TM), an acrylic foldable IOL. The Company received U.S. marketing approval for the Array(R) multifocal IOL in September 1997.

         Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex to include treatment for cervical dystonia, juvenile cerebral palsy, spasticity, migraine headache pain and back pain.

         Research and development in the optical business is aimed at contact lens care systems that are effective and more convenient for patients to use, and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer. The Company believes that continued development and commercialization of disinfection systems that are both easy-to-use and efficacious will be important for the future success of this part of the Company's business.

         From 1992 to 1994, the Company and Ligand Pharmaceuticals Incorporated ("Ligand") operated a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to function as the successor to the joint venture. In June 1995, Ligand contributed $17.5 million to ALRT for a right to acquire all of the stock of ALRT at specified future dates and amounts. At the same time, the Company contributed $50.0 million to ALRT in exchange for rights to acquire one half of all technologies and other assets, or a similar right to acquire all of the stock of ALRT if Ligand did not exercise its right. The Company accounted for its $50.0 million contribution as a charge to operating expense at the time of the contribution. Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland"), a wholly owned subsidiary of the Company, also purchased $6.0 million of Ligand common stock at the time of its contribution to ALRT. Allergan Ireland sold part of its Ligand Common Stock in 1998 and currently owns approximately 4% of the outstanding common stock of Ligand.

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

         In 1997 the Company formed a new subsidiary, Allergan Specialty Therapeutics, Inc. ("ASTI"), to conduct research and development of potential pharmaceutical products based on the Company's retinoid and neuroprotective technologies. In November 1997, the Company filed a registration statement with the Securities and Exchange Commission on behalf of ASTI relating to a proposed special distribution of ASTI Class A Common Stock to the Company's stockholders. The distribution of the ASTI shares was completed on March 10, 1998 to stockholders of record on February 17, 1998.

         Prior to the distribution, the Company contributed $200 million to ASTI. The market value of ASTI stock was approximately $29 million at the date of distribution. The Company recorded a dividend for the amount of the market value of ASTI stock at the distribution. The remainder of the $200 million was recorded as a charge against operating income. The Company's stockholders received one share of ASTI Class A Common Stock for each 20 shares of common stock held as of the record date. Based on 65,453,805 shares of Allergan common stock outstanding as of February 17, 1998, approximately 3,272,700 shares of ASTI Class A Common Stock were issued in the distribution. The Company's stockholders were not required to pay any cash or other consideration for the ASTI Class A Common Stock received in the distribution. The distribution was taxable as a dividend to each holder in the amount of the fair market value of ASTI Shares distributed to such holder.

         As the sole holder of ASTI's outstanding Class B Common Stock following the distribution and under the terms of ASTI's Restated Certificate of Incorporation, the Company has the option to repurchase all of the outstanding shares of ASTI Class A Common Stock under specified conditions. Under the terms of a technology license agreement and a license option agreement between the Company and ASTI, the Company has also granted certain technology licenses and agreed to make specified payments on sales of certain products in exchange for the payment by ASTI of a technology fee and the option to independently develop certain compounds funded by ASTI prior to the filing of an Investigational New Drug application with the FDA with respect thereto and to license any products and technology developed by ASTI. The Company will recognize the technology fee as revenue as it is earned and received.

         ASTI's technology and product research and development activities take place under a research and development agreement with the Company. The Company will recognize revenues and related costs as services are performed under such contracts. It is currently expected that substantially all of ASTI's funds will be directed toward continuing the research and development of products based on retinoid and neuroprotective technologies. In addition, ASTI may fund the research and development of pharmaceutical products in therapeutic categories of interest to the Company other than those based on retinoid and neuroprotective technologies, but that complement the Company's product pipeline or otherwise are believed to provide a potential commercialization opportunity for the Company.

         The Company has also entered into a series of collaboration agreements to further its research and development efforts. In October 1996, the Company entered into an exclusive collaboration agreement with SUGEN, Inc. to identify, develop and commercialize novel pharmaceutical compounds utilizing SUGEN's proprietary small molecule signal transduction inhibition technology for the treatment of ophthalmic neovascular diseases, such as age-related macular degeneration and diabetic retinopathy. Allergan assigned this agreement to ASTI in 1998. In November 1996, the Company entered into a collaboration agreement with Cambridge NeuroScience, Inc. ("CNSI") to develop new treatments for glaucoma and other serious ophthalmic diseases. CNSI specializes in glutamate ion channel-blocker and sodium channel technology. The Company has assigned its CNSI collaborative rights to ASTI. In September 1997, the Company entered into an exclusive collaboration agreement with ACADIA Pharmaceuticals Inc. (formerly Receptor Technologies) to identify receptor-selective compounds with respect to certain targets, develop receptor arrays and probes specific for G-protein coupled and other receptors and facilitate the establishment of drug discovery programs. And, in July 1998, the Company entered into a multi-year research and development collaboration with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias. Also in July 1998, the Company entered into an agreement with Santen Pharmaceutical Co., Ltd., whereby Santen assumed responsibility for future product development of brimonidine and for obtaining Japanese marketing approval in exchange for distribution rights in Japan. Brimonidine is a compound marketed by Allergan under the brand name Alphagan(R).

         The Company had entered into an option agreement with Peptech (UK) Ltd. for the development and commercialization of certain therapeutic products based on its GMDP (a synthetic glucosaminyl muramyl dipeptide) compound for dermatology indications, such as psoriasis, ophthalmology and oncology, but that option expired unexercised in October 1997.

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

COMPETITION

         Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle), Bausch & Lomb and its recently acquired businesses, Chiron Vision and Storz Ophthalmics, CIBA Vision Ophthalmics (a division of Novartis), Merck & Co., Inc. and Pharmacia Ophthalmics (a subsidiary of Pharmacia & Upjohn). These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In the market for neurotoxins, the Company has one competitor in Europe and New Zealand, Beaufour Ipsen, and anticipates competition in the United States and Europe in late 1999 or 2000 from Athena Neurosciences, Inc., a subsidiary of Elan Corporation, PLC. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

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

         In 1996, Congress examined the regulatory burdens imposed on drug and medical device manufacturers by the FDA in its product approval processes. In 1997, Congress enacted legislation intended to ameliorate those burdens. Among other things, the Food and Drug Administration Modernization Act of 1997 ("FDAMA") extends the Prescription Drug User Fee Act for another five years; expands access to investigational drugs; authorizes FDA to approve a new drug application on the basis of the results of one clinical trial, if the results are sufficient to establish effectiveness; provides incentives in the form of extended market exclusivity for companies who conduct qualified pediatric clinical studies; otherwise seeks to streamline and facilitate the drug approval process; permits the dissemination of scientific and medical information regarding a product's unapproved uses under specific circumstances; and expands FDAMA inspectional authority over non-prescription drugs. FDAMA also seeks to improve the regulation of medical devices. Much of FDAMA became effective in 1998, with implementation regulations effective in late 1998. The Company has not experienced material effects of FDAMA to date.

         Internationally, the regulation of drugs and medical devices is likewise becoming increasingly complex. In Europe, the Company's products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. Additionally, new rules have been introduced or are under discussion in several areas such as the recognition by the authorities in one Member State of the European Union ("EU") of the assessment and approval to market provided in another Member State and the harmonization of clinical research laws and labeling and patient package information, which collectively are expected to assist companies such as Allergan to bring products to market quickly once the first European approval is received.

         A new EU regulatory regime has been installed to cover medical devices. This regulatory process became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation will regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more extensive system for medicinal products under which they are currently regulated. The EU regulatory system for cosmetics, which covers many of the Company's skin care products, has been extended to include, among other aspects, formal maintenance of a technical file, a safety assessment, data on undesirable effects, good manufacturing practice and extended labeling requirements.

         In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed facility fee which includes a $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. In its effort to reduce Medicare expenditures, Congress may lower the IOL allowance below $150. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "advanced technology IOLs." HCFA has issued proposed rules which would implement this mandate. Allergan is seeking, and intends to file for, "advanced technology" status for the Array(R) multifocal IOL.

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

PATENTS, TRADEMARKS AND LICENSES

         Allergan owns, or is licensed under, numerous patents relating to its products, product uses and manufacturing processes. It has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to Alphagan(R) ophthalmic solution and to hydrogen peroxide disinfection systems, no one patent or license is currently of material importance in relation to its overall sales. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

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

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

         The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below.

o The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer and distributor buying decisions.

o Two of the Company's ophthalmic pharmaceutical products, Betagan(R) and Propine(R), are off patent in the U.S. and continue to face competition from generic versions of these compounds as well as from recently introduced new technology glaucoma products. Other significant products such as Elimite(R) cream, Blephamide(R) ophthalmic suspension and Pred-Forte(R) ophthalmic suspension are also off patent and may face similar generic competition.

o The Company is currently the only manufacturer of an FDA-approved neurotoxin. The Company is aware, however, of another company seeking FDA approval of a neurotoxin. If such approval is granted, the Company's sales of Botox(R) Purified Neurotoxin Complex could be materially and negatively impacted.

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. One-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

o The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies or labeling errors. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

o Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations. Failure of the Array(R) multifocal IOL to be designated as an "advanced technology IOL" by HCFA will adversely affect the Company's profit margin for the product.

o A current political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. If measures to accomplish that coverage become law, and if these measures impose price controls on the Company's products, the Company's revenues and financial condition are likely to be materially and adversely affected.

o Uncertainties of the business include the success of the Company in identifying information technology ("IT") and non-IT systems, applications and relationships that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of governmental agencies and the Company's business partners, vendors and clients and customers in addressing the year 2000 issue. Further uncertainties and risks include the possibility of errors in Allergan's remediation efforts, inabilities to obtain replacements for non-compliant systems or equipment, delays in regulatory approvals caused by governmental failures, failures in global banking systems and capital markets, extended failures by utility companies or common carriers and general economic downturn related to year 2000 failures on a global basis. And, if the distributors or customers of the Company's products should stockpile products in anticipation of possible product shortages, this stockpiling could challenge the Company's capacity to produce and distribute products to meet the excess demand. An even larger risk associated with stockpiling is that excess demand for the Company's products in 1999 could cause the Company to achieve stronger than expected performance in 1999, followed by weaker than expected performance in 2000 as inventories created by stockpiling are dissipated. In addition, because pharmaceutical products have limited expiration dating, if the Company manufactures more products in 1999 to meet excess demand and then accepts as returns a large amount of products that were not consumed prior to their expiration dating, the resulting loss to the Company could materially and negatively impact the Company's results of operations. Even though the Company expects an increased ability to avoid significant disruptions of its business as a result of its year 2000 readiness program, management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of year 2000 issues. For additional information regarding year 2000 risks and issues, see the section entitled "Year 2000" at pages A-12 to A-15 in the Company's Proxy Statement, which is incorporated herein by reference.

o The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company's operating results. The Company can provide no assurance that future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit or operating expenses.

o The Company's business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company's products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks.

o The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

o In the past three years, the Company has taken steps designed to improve its gross profit margin, including continued emphasis on new products as well as the closure of certain plants and other cost-cutting measures. In particular, the Company announced comprehensive plans in the third quarter of 1998 to streamline operations and reduce costs through global G&A restructuring and manufacturing consolidation. Whether these steps will succeed in improving gross profit margin depends in part on whether sales of new products will result in a more favorable mix of products, and on whether the anticipated cost savings can be achieved and sustained.

o The Company has allocated significant resources to the development and introduction of new products. The successful development, regulatory approval and market acceptance of the products cannot be assured.

o There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections, respectively, which are incorporated herein by reference.

o The manufacturing process to create bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex is technically complicated and difficult. Any failure of the Company to maintain an adequate supply of bulk toxin could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex and a resulting decrease in sales of the product.

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require the Company to include the financial position and results of operation of Allergan Specialty Therapeutics, Inc. in its consolidated results on a retrospective basis. The Company is currently evaluating the effect of implementation of this proposed statement. By including the results of operations of ASTI, the Company's consolidated results of operations could be adversely affected.

ITEM 2.  PROPERTIES

         Allergan's operations are conducted in owned and leased facilities located throughout the world. Its primary administrative and research facilities are located in Irvine, California. The following table describes the general character of the major existing facilities as of March 1, 1999:


LOCATION                          PRIMARY FUNCTION                         INTEREST
--------                          ----------------                         --------
Irvine, California                Headquarters, research                  Owned/Leased
                                  and development, manufacturing*,
                                  administrative, warehousing

Campbell, California              Raw material support                       Leased

Costa Mesa, California            Administrative                             Leased

Santa Ana, California             Raw material support                       Owned

North Andover, Massachusetts*     Manufacturing                              Leased

Lenoir, North Carolina*           Manufacturing, warehousing                 Owned

Waco, Texas                       Manufacturing, warehousing                 Owned

Anasco, Puerto Rico               Manufacturing, warehousing                 Leased

Hormigueros, Puerto Rico*         Manufacturing, warehousing                 Owned

Buenos Aires, Argentina           Administrative, warehousing                Owned

Sydney, Australia                 Administrative, warehousing                Owned

Sao Paulo, Brazil                 Administrative, manufacturing*,         Owned/Leased
                                  warehousing*

Guarulhos, Brazil                 Manufacturing, warehousing                 Owned

Markham, Canada                   Administrative                             Leased

Hangzhou, China                   Manufacturing, warehousing              Owned/Leased

Sophia Antipolis, France          Administrative                             Leased

Ettlingen, Germany                Administrative                             Owned

Hong Kong                         Administrative, warehousing                Leased

Dublin, Ireland                   Administrative                             Leased

Westport, Ireland                 Manufacturing, warehousing                 Owned

Rome, Italy                       Administrative                             Leased

Osaka, Japan                      Administrative                             Leased

Tokyo, Japan                      Administrative, research and               Leased
                                  development

Madrid, Spain                     Administrative                             Owned

High Wycombe, U.K.                Administrative                             Leased

---------------
* Indicates facilities the Company intends to close.

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

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

         The executive officers of the Company and their ages as of March 1, 1999 are as follows:


David E.I. Pyott            45    President and Chief Executive Officer

F. Michael Ball             43    Corporate Vice President and President, North
                                  America Region and Global Eye Rx Business

David A. Fellows            42    Corporate Vice President and President,
                                  Asia Pacific Region

Lester J. Kaplan, Ph.D.     48    Corporate Vice President and President, Research
                                  and Development and Global BOTOX(R)

George M. Lasezkay,         47    Corporate Vice President, Corporate Development
Pharm.D., J.D.

Nelson R. A. Marques        47    Corporate Vice President and President, Latin
                                  America Region

James V. Mazzo              41    Corporate Vice President and President,
                                  Europe/Africa/Middle East Region and Global
                                  Lens Care Products

Jacqueline Schiavo          50    Corporate Vice President,
                                  Worldwide Operations

Francis R. Tunney, Jr.      51    Corporate Vice President - Administration,
                                  General Counsel and Secretary

Dwight J. Yoder             53    Senior Vice President and Controller
                                  (Principal Accounting Officer)

         Officers are appointed by and hold office at the pleasure of the Board of Directors.

         Mr. Pyott became President and Chief Executive Officer in January 1998. Previously, he was head of the Nutrition Division and a member of the Executive Committee of Novartis AG from 1996 until December 1997 and had held a similar position at Sandoz International AG, from 1995 to 1996, prior to the merger of Sandoz and Ciba to form Novartis. Also, while at Sandoz, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota (1992-1995), General Manager of Sandoz Nutrition, Barcelona, Spain (1990-1992) and held other positions within the Sandoz Nutrition group from 1980.

         Mr. Ball has been Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined the Company in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories.

         Mr. Fellows has been Corporate Vice President and President of the Asia Pacific Region since June 1997 and prior thereto, was Senior Vice President, U.S. Eye Care Marketing since June 1996. From 1993 to 1996, he was Senior Vice President, Therapeutics Strategic Marketing, and from 1991 until 1993, he was Vice President, Pharmaceuticals Strategic Marketing. Mr. Fellows joined the Company in 1980.

         Dr. Kaplan has been Corporate Vice President and President, Research and Development and Global BOTOX(R) since May 1998 and had been Corporate Vice President, Science and Technology since July 1996. From 1992 until 1996, he was Corporate Vice President, Research and Development. He had been Senior Vice President, Pharmaceutical Research and Development from 1991 to 1992 and Senior Vice President, Research and Development from 1989 to 1991. Dr. Kaplan first joined the Company in 1983.

         Dr. Lasezkay has been Corporate Vice President, Corporate Development since October 1998 and had been Vice President, Corporate Development since July 1996. He had been Assistant General Counsel of the Company from 1995 to July 1996 and Senior Counsel to the Company from 1989 when he first joined the Company.

         Mr. Marques has been Corporate Vice President and President, Latin America Region since October 1998. Prior to that he served 18 years with Alcon, where he held a variety of positions, including President, Alcon Laboratories do Brasil Ltda. from 1994 until 1998. Mr. Marques joined the Company in 1998.

         Mr. Mazzo has been Corporate Vice President and President, Europe/Africa/Middle East Region since April 1998 and in May 1998 he also assumed the duties of President of the Global Lens Care Products business. He had been Senior Vice President Eyecare/Rx Sales and Marketing, U.S. since June 1997. Prior to that he served 11 years in a variety of positions at the Company, including Director, Marketing (Canada), Vice President and Managing Director (Italy) and Senior Vice President Northern Europe. Mr. Mazzo first joined the Company in 1980.

         Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 to 1992 and Vice President, Operations from 1989 to 1991. Ms. Schiavo first joined the Company in 1980.

         Mr. Tunney is Corporate Vice President - Administration, General Counsel and Secretary of the Company. From 1991 through 1998 he was Corporate Vice President, General Counsel and Secretary and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 through 1991. Mr. Tunney first joined SmithKline, the Company's former parent, in 1979.

         Mr. Yoder has been Senior Vice President and Controller of the Company since July 1996, prior to which he had been Vice President and Controller since joining the Company in 1990. He is also the Chief Financial Officer of Allergan Specialty Therapeutics, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The section entitled "Market Prices of Common Stock and Dividends" on page A-41 of the Proxy Statement is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table entitled "Selected Financial Data" on page A-41 of the Proxy Statement is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 1998" on pages A-2 to A-15 of the Proxy Statement is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section entitled "Quantitative and Qualitative Disclosures About Market Risk" on pages A-10 to A-12 of the Proxy Statement is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, including the notes thereto, included on pages A-16 to A-37 of the Proxy Statement, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Proxy Statement included on pages A-39 and A-40, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

         Information under this Item is included on pages 2-4 of the Proxy Statement in the section entitled "Election of Directors" and is incorporated herein by reference. Information with respect to executive officers is included on pages 17-18 of this Form 10-K.

         The information required by Item 405 of Regulation S-K is included on page 8 of the Proxy Statement under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 15-18 and page 6, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 13-14 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections entitled "Other Matters" and "Compensation Committee Interlocks and Insider Participation" on pages 7-8 and page 24, respectively, of the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements*

                                                                                PAGE(S) IN
                                                                              PROXY STATEMENT
                                                                              ---------------
1. Financial Statements included in Part II of this report:

           Independent Auditors' Report ........................................    A-39

           Consolidated Balance Sheets at December 31, 1998 and
           December 31, 1997 ...................................................    A-16

           Consolidated Statements of Operations for Each of the Years
           in the Three Year Period Ended December 31, 1998 ....................    A-17

           Consolidated Statements of Stockholders' Equity for
           Each of the Years in the Three Year Period
           Ended December 31, 1998 .............................................    A-18

           Consolidated Statements of Cash Flows for Each of the Years
           in the Three Year Period Ended December 31, 1998 ....................    A-19

           Notes to Consolidated Financial Statements ..........................A-20 to A-37

---------------
* Incorporated by reference from the indicated pages of the Company's Proxy Statement filed with the Securities and Exchange Commission on March 22, 1999.


                                                                                  PAGE IN
                                                                                THIS REPORT
                                                                                -----------
2.   Schedules Supporting the Consolidated Financial Statements:

           Schedule numbered in accordance with Rule 5-04 of Regulation S-X:

           II -- Valuation and Qualifying Accounts............................      S-1

           All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the last quarter of 1998.

(c)        Item 601 Exhibits

           Reference is made to the Index of Exhibits beginning at page 24 of this report.

(d)        Other Financial Statements

           There are no financial statements required to be filed by Regulation S-X which are excluded from the Proxy Statement by Rule 14 a-3(b)(1).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1999                      ALLERGAN, INC.


                                          By  /s/ DAVID E.I. PYOTT
                                              --------------------------
                                              David E.I. Pyott
                                              President, Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 24, 1999                      By  /s/ DAVID E.I. PYOTT
                                              --------------------------
                                              David E.I. Pyott
                                              President, Chief
                                              Executive Officer


Date: March 24, 1999                      By  /s/ FRANCIS R. TUNNEY, JR.
                                              --------------------------
                                              Francis R. Tunney, Jr.
                                              Corporate Vice President -
                                              Administration, General
                                              Counsel and Secretary
                                              (Principal Financial Officer)


Date: March 24, 1999                      By  /s/ DWIGHT J. YODER
                                              --------------------------
                                              Dwight J. Yoder
                                              Senior Vice President and
                                              Controller (Principal
                                              Accounting Officer)


Date: March 24, 1999                      By  /s/ HERBERT W. BOYER
                                              --------------------------
                                              Herbert W. Boyer, Ph.D.,
                                              Chairman of the Board


Date: March 15, 1999                      By  /s/ RONALD M. CRESSWELL
                                              --------------------------
                                              Ronald M. Cresswell,
                                              Director


Date: March 24, 1999                      By  /s/ HANDEL E. EVANS
                                              --------------------------
                                              Handel E. Evans, Director


Date: March 15, 1999                      By  /s/ MICHAEL R. GALLAGHER
                                              --------------------------
                                              Michael R. Gallagher,
                                              Director


Date: March 24, 1999                      By  /s/ WILLIAM R. GRANT
                                              --------------------------
                                              William R. Grant, Director

Date: March 24, 1999                      By  /s/ GAVIN S. HERBERT
                                              --------------------------
                                              Gavin S. Herbert, Director
                                              and Chairman Emeritus


Date: March 24, 1999                      By  /s/ LESTER J. KAPLAN
                                              --------------------------
                                              Lester J. Kaplan, Ph.D.,
                                              Director


Date: March 24, 1999                      By  /s/ KAREN R. OSAR
                                              --------------------------
                                              Karen R. Osar, Director


Date: March 24, 1999                      By  /s/ LOUIS T. ROSSO
                                              --------------------------
                                              Louis T. Rosso, Director


Date: March 24, 1999                      By  /s/ LEONARD D. SCHAEFFER
                                              --------------------------
                                              Leonard D. Schaeffer,
                                              Director


Date: March 24, 1999                      By  /s/ HENRY WENDT
                                              --------------------------
                                              Henry Wendt, Director

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to
            Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855,
            filed May 24, 1989)...................................................

  3.2       Bylaws of the Company (incorporated by reference to Exhibit 3 to the
            Company's Report on Form 10-Q for the Quarter ended June 30, 1995)....

  4.1       Certificate of Designation, Preferences and Rights of Series A
            Participating Preferred Stock as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 4.1 to
            Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)..

  10.1      Form of director and executive officer Indemnity Agreement
            (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1992)*............

  10.2      Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's
            Report on Form 10-Q for the Quarter ended March 27, 1998)*............

  10.3      Allergan, Inc. Deferred Directors' Fee Program (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for
            the Fiscal Year ended December 31, 1991)*.............................

  10.4      Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit B to the Company's
            Proxy Statement dated March 23, 1999, filed in definitive form on
            March 22, 1999)*......................................................

  10.5      Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q
            for the Quarter ended March 31, 1996).................................

  10.6      First Amendment to Restated Allergan, Inc. Employee Stock Ownership
            Plan (incorporated by reference to Exhibit 10.3 to the Company's
            Report on Form 10-Q for the Quarter ended June 30, 1996)..............


--------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  10.7      Second Amendment to Restated Allergan, Inc. Employee Stock Ownership
            Plan (incorporated by reference to Exhibit 10.7 to the Company's
            Report on Form 10-K for the Fiscal Year ended December 31, 1997)......

  10.8      Third Amendment to the Restated Allergan, Inc. Employee Stock
            Ownership Plan (incorporated by reference to Exhibit 10.4 to the
            Company's Report on Form 10-Q for the Quarter ended June 26, 1998)....

  10.9      Restated Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for
            the Quarter ended March 31, 1996).....................................

  10.10     First Amendment to the Allergan, Inc. Savings and Investment Plan
            (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter ended June 30, 1996).....................

  10.11     Second Amendment to the Allergan, Inc. Savings and Investment Plan
            (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997).............

  10.12     Third Amendment to the Allergan, Inc. Savings and Investment Plan.....

  10.13     Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K
            for the Fiscal Year ended December 31, 1997)*.........................

  10.14     $250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated as of May 10, 1996 among the Company, as
            Borrower and Guarantor, the Eligible Subsidiaries Referred to
            Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of
            New York, as Agent and Bank of America National Trust and Savings
            Association, as Co-Agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for
            the Quarter ended March 31, 1996).....................................

  10.15     Amendment No. 1 to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter
            ended June 26, 1998)..................................................

  10.16     Restated Allergan, Inc. Pension Plan (incorporated by reference to
            Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter
            ended March 31, 1996)*................................................


--------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  10.17     First Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for
            the Fiscal Year ended December 31, 1997)*.............................

  10.18     Second Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for
            the Quarter ended June 26, 1998)*.....................................

  10.19     Restated Allergan, Inc. Supplemental Retirement Income Plan
            (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*...................

  10.20     Restated Allergan, Inc. Supplemental Executive Benefit Plan
            (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*...................

  10.21     Allergan, Inc. Executive Bonus Plan (incorporated by reference to
            Exhibit C to the Company's Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*..........................

  10.22     Allergan, Inc. 1999 Management Bonus Plan*............................

  10.23     Distribution Agreement dated March 4, 1994 between Allergan, Inc.
            and Merrill Lynch & Co. and J.P. Morgan Securities Inc.
            (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993).............

  10.24     Allergan, Inc. Executive Deferred Compensation Plan dated as of
            January 1, 1995 (incorporated by reference to Exhibit 10.15 to the
            Company's Report on Form 10-K for the fiscal year ended December 31,
            1994)*................................................................

  10.25     First Amendment to the Executive Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended June 30, 1996)*....................

  10.26     Second Amendment to the Executive Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended June 26, 1998)*....................

  10.27     Allergan, Inc. Stock Price Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 10-K for the Fiscal
            Year ended December 31, 1997)*.........................................


--------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  10.28     Letter Agreement between Allergan, Inc. and William C. Shepherd dated September 27, 1997 (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-K for the Fiscal Year ended
            December 31, 1997)*....................................................

  10.29     Technology License Agreement dated as of March 6, 1998 among
            Allergan, Inc. and certain of its affiliates and Allergan Specialty
            Therapeutics, Inc. ("ASTI") (incorporated by reference to Exhibit
            10.23 to the Company's Report on Form 10-K for the Fiscal Year ended
            December 31, 1997).....................................................

  10.30     Research and Development Agreement dated as of March 6, 1998 between
            Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 27,
            1998)..................................................................

  10.31     License Option Agreement dated as of March 6, 1998 between Allergan,
            Inc. and ASTI (incorporated by reference to Exhibit 10.25 to the
            Company's Report on Form 10-K for the Fiscal Year ended December 31,
            1997)..................................................................

  10.32     Distribution Agreement dated as of March 6, 1998 between Allergan,
            Inc. and ASTI (incorporated by reference to Exhibit 10.26 to the
            Company's Report on Form 10-K for the Fiscal Year ended December 31,
            1997)..................................................................

  21        List of Subsidiaries of the Company....................................

  23        Report and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770,
            33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061,
            33-69746, 333-64559, and 333-70407....................................

  27        Financial Data Schedule...............................................


--------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SCHEDULE II


                                 ALLERGAN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                  (IN MILLIONS)


                 BALANCE AT                                BALANCE
                 BEGINNING                                 AT END
                  OF YEAR       ADDITIONS     DEDUCTIONS   OF YEAR
                 ----------     ---------     ----------   -------
   1998            $6.8          $1.1(a)        $1.2(b)     $6.7
                   ----          ----           ----        ----

   1997            $7.5          $1.8(a)        $2.5(b)     $6.8
                   ----          ----           ----        ----

   1996            $6.2          $4.1(a)        $2.8(b)     $7.5
                   ----          ----           ----        ----


-----------
(a) Provision charged to earnings.
(b) Accounts written off.