Form 10-Q
period 1999-03-26
ALLERGAN INC
filed 1999-05-10
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
   MARCH 26, 1999                                                1-10269

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

As of April 30, 1999 there were 66,589,687 shares of common stock outstanding.

                                 ALLERGAN, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 1999

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

              (A)    Condensed Consolidated Statements of Earnings -
                       Three Months Ended March 26, 1999 and March 27, 1998                             3

              (B)    Condensed Consolidated Balance Sheets -
                       March 26, 1999 and December 31, 1998                                             4

              (C)    Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 26, 1999 and March 27, 1998                             5

              (D)    Notes to Condensed Consolidated Financial Statements                             6-9

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                                  10-18

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             19-21

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES                       22-25

PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       26
    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                          27

Signature                                                                                              28

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                                      Three Months
                                                                          Ended
                                                                 -------------------------
                                                                 March 26,        March 27,
                                                                   1999            1998
                                                                 --------         --------
Product Sales
Net sales                                                        $  311.3         $  269.3
Cost of sales                                                        89.7             93.7
                                                                 --------         --------
        Product gross margin                                        221.6            175.6

Research Services
Research service revenues                                             9.8              9.6
Cost of research services                                             9.1              8.9
                                                                 --------         --------
        Research services margin                                      0.7              0.7

Operating costs and expenses
        Selling, general and administrative                         142.2            117.6
        Research and development                                     31.7             24.1
        Restructuring charges                                          --              0.8
        Contribution to ASTI                                           --            171.4
                                                                 --------         --------

Operating income (loss)                                              48.4           (137.6)

Nonoperating income (expense)
        Interest income                                               3.3              2.9
        Interest expense                                             (3.3)            (3.0)
        Gain on investments, net                                      1.5             48.0
        Contribution to Allergan Foundation                            --            (11.0)
        Other, net                                                    0.8             (1.5)
                                                                 --------         --------
                                                                      2.3             35.4
                                                                 --------         --------

Earnings (loss) before income taxes and minority interest            50.7           (102.2)

Provision for income taxes                                           15.7             20.1

Minority interest                                                      --            (0.1)
                                                                 --------         --------

Net earnings (loss)                                              $   35.0         $ (122.2)
                                                                 ========         ========

Basic earnings (loss) per share                                  $   0.53         $  (1.87)
                                                                 ========         ========

Diluted earnings (loss) per share                                $   0.51         $  (1.87)
                                                                 ========         ========


See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                           March 26,      December 31,
                                                             1999             1998
                                                          ----------      ------------
                                     ASSETS
Current assets:
       Cash and equivalents                               $    209.5       $    181.6
       Trade receivables, net                                  202.3            226.1
       Inventories                                             126.5            123.3
       Other current assets                                    126.4            130.2
                                                          ----------       ----------
                     Total current assets                      664.7            661.2
Investments and other assets                                   175.6            179.2
Property, plant and equipment, net                             316.6            324.9
Goodwill and intangibles, net                                  159.5            169.1
                                                          ----------       ----------

              Total assets                                $  1,316.4       $  1,334.4
                                                          ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable                                      $     39.4       $     48.5
       Accounts payable                                         80.3             67.0
       Accrued expenses                                        188.9            213.6
       Income taxes                                             43.7             39.4
                                                          ----------       ----------
              Total current liabilities                        352.3            368.5
Long-term debt                                                 195.5            201.1
Other liabilities                                               72.6             68.8

Commitments and contingencies                                     --               --

Stockholders' equity:
       Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued                            --               --
       Common stock, $.01 par value; authorized
         150,000,000 shares; issued 67,128,000
         and 67,133,000 shares                                   0.7              0.7
       Additional paid-in capital                              228.5            223.0
       Accumulated other comprehensive loss                    (37.6)            (4.3)
       Retained earnings                                       536.1            516.3
                                                          ----------       ----------
                                                               727.7            735.7
       Less - treasury stock, at cost
       (554,000 and 1,016,000 shares)                          (31.7)           (39.7)
                                                          ----------       ----------
              Total stockholders' equity                       696.0            696.0
                                                          ----------       ----------

              Total liabilities and
               stockholders' equity                       $  1,316.4       $  1,334.4
                                                          ==========       ==========



See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                                 Three Months
                                                                                     Ended
                                                                            -------------------------
                                                                             March 26,      March 27,
                                                                               1999            1998
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings/(loss)                                                  $    35.0       $  (122.2)
       Non-cash items included in net earnings (loss):
              Depreciation and amortization                                      20.5            18.5
              Amortization of prepaid royalties                                   0.1             2.4
              Gain on investments                                                (1.5)          (51.8)
              Contribution to Allergan Foundation                                  --            11.0
              Deferred income taxes                                              (0.5)           (3.0)
              (Gain) loss on sale of assets                                      (0.2)            3.6
              Expense of compensation plans                                       3.9             2.1
              Minority interest                                                    --            (0.1)
              Restructuring charge                                                 --             0.8
              Adjustment in reporting of foreign subsidiaries                    (1.6)            0.7
       Changes in assets and liabilities:
              Trade receivables                                                  15.9            (2.6)
              Inventories                                                        (5.2)           (5.0)
              Accounts payable                                                   14.0           (17.8)
              Accrued liabilities                                               (20.5)           (2.4)
              Income taxes                                                       14.8            17.6
              Other                                                               7.5            (2.3)
                                                                            ---------       ---------

              Net cash provided by (used in) operating activities                82.2          (150.5)
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment                               (11.2)           (8.3)
       Disposals of property, plant and equipment                                 0.8             0.5
       Proceeds from sale of investments                                          5.3            40.8
       Other, net                                                               (15.3)           (4.0)
                                                                            ---------       ---------

              Net cash provided by/(used in) investing activities               (20.4)           29.0
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends to stockholders                                                  (9.3)           (8.4)
      ASTI dividend                                                                --           (28.6)
      Net borrowings (repayments) under commercial paper obligations            (20.4)           92.9
      Net borrowings (repayments) of notes payable                                1.6            (4.7)
      Sale of stock to employees                                                 15.5             3.8
      Increase in long term debt                                                  3.0             3.6
      Decrease in long term debt                                                 (0.6)           (0.6)
      Payments to acquire treasury stock                                        (18.3)             --
                                                                            ---------       ---------

              Net cash provided by/(used in) financing activities               (28.5)           58.0
                                                                            ---------       ---------

       Effect of exchange rate changes on cash and equivalents                   (5.4)           (3.6)
                                                                            ---------       ---------

       Net increase (decrease) in cash and equivalents                           27.9           (67.1)

       Cash and equivalents at beginning of period                              181.6           180.9
                                                                            ---------       ---------
       Cash and equivalents at end of period                                $   209.5       $   113.8
                                                                            =========       =========



See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. The results of operations for the three months ended March 26, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2.      Components of inventory were:

                         March 26,     December 31,
                           1999            1998
                         --------      -----------
                              (in millions)
Finished goods           $   78.3        $   75.4
Work in process              19.5            18.1
Raw materials                28.7            29.8
                         --------        --------

      Total              $  126.5        $  123.3
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

4. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that the ultimate disposition of these matters would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

5. On April 27, 1999 the Board of Directors declared a quarterly cash dividend of $0.14 per share, payable June 18, 1999 to stockholders of record on May 28, 1999.

Allergan, Inc.

6. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:

                                                      First Quarter
                ----------------------------------------------------------------------------------------
                             ended March 26,1999                          ended March 27, 1998
(In millions,   -------------------------------------------     ----------------------------------------
 except per           Income         Shares       Per-Share       Income         Shares        Per-Share
 share data)       (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
 -----------       -----------    -------------   ---------     -----------    -------------   ---------
Computation of
basic EPS:
Income (loss)
available to
common
stockholders         $ 35.0        66.4             $0.53        $(122.2)        65.4           $(1.87)
                                                    =====                                       ======

Effect of
dilutive
options                             1.7                                           0.0
                                   ----                                          ----

Computation of
diluted EPS:
Income (loss)
available to
common
stockholders
assuming
conversions
                    $  35.0        68.1             $0.51        $(122.2)        65.4           $(1.87)
                                   ====             =====                        ====           ======


Options to purchase 800,000 shares of common stock at an exercise price of $110.00 per share were outstanding as of March 26, 1999. These options were not included in the computation of diluted earnings per share at March 26, 1999 because the effect would be antidilutive.

At March 27, 1998, options to purchase 5,106,000 shares of common stock at prices ranging from $13.50 per share to $35.13 per share were outstanding since dates ranging from April 27, 1988 through January 29, 1998. These options were not included in the computation of diluted earnings per share at March 27, 1998 because the effect would be antidilutive due to the loss for the period.

Allergan, Inc.

7. SFAS No. 130, "Reporting Comprehensive Income," requires that the components of comprehensive income be disclosed. Such amounts are as follows for the quarters ended:

                                     March 26, 1999                           March 27, 1998
                      ------------------------------------------  --------------------------------------
                                        Tax                                        Tax
                      Before-tax      (expense)   Net-of-tax      Before-tax    (expense)     Net-of-tax
                        amount       or benefit     amount          amount     or benefit       amount
                      ----------     ----------   ----------      ----------   ----------     ----------
Foreign currency
translation
adjustments             (30.5)            --        (30.5)           (0.3)          --            (0.3)

Unrealized holding
gains/(losses)
arising during period    (3.1)           1.1         (2.0)           30.7        (10.7)           20.0

Reclassification
adjustment for net
gains realized in
net income               (1.5)           0.5         (1.0)          (48.0)        16.7           (31.3)
                        -----            ---        -----           -----         ----           -----

Other comprehensive
loss                    (35.1)           1.6        (33.5)          (17.6)         6.0           (11.6)
                        =====            ===        =====           =====         ====           =====

8.      Business Segment Information

In 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting financial and descriptive information regarding an enterprise's operating segments. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 49.6% and 42.6% of total product net sales in the quarters ended March 26, 1999 and March 27, 1998, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. In 1999, operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third

Allergan, Inc.

parties), freight, duty and local distribution costs, and royalties. In 1999, operating income for all operating segments and manufacturing operations also included a charge for corporate services and asset utilization. In 1998, cost of sales in most segments outside the United States included the cost of goods produced by the Company's manufacturing operations at the transfer price charged the distribution operation by the manufacturing location. It is impracticable to restate operating income amounts for 1998.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and Development costs are general corporate costs. In 1998 corporate costs include significant administrative costs applicable to United States operations that are not charged to the U.S. region. Special charges in 1998 for restructuring and the contribution to Allergan Specialty Therapeutics, Inc.
(ASTI) are also considered corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 1998.

GEOGRAPHIC OPERATING SEGMENTS

                                          Net Sales                   Operating Income (Loss)
                                  --------------------------        ---------------------------
                                   1st Qtr.        1st Qtr.         1st Qtr.          1st Qtr.
(in millions)                        1999            1998             1999               1998
-------------                     ---------        ---------        ---------         ---------
United States                     $   152.6        $   113.2        $    54.3         $    51.0
Europe                                 86.5             83.9             23.0               3.8
Asia Pacific                           40.1             38.2              0.8               2.0
Other                                  30.5             32.5              3.4               3.7
                                  ---------        ---------        ---------         ---------
Segments total                        309.7            267.8             81.5              60.5
Manufacturing operations                1.6              1.5             27.4              12.3
Research and development                0.0              0.0            (31.7)            (24.1)
Research services margin                0.0              0.0              0.7               0.7
Restructuring charge                    0.0              0.0               --              (0.8)
Elimination of inter-
  company profit                        0.0              0.0            (42.8)               --
Contribution to ASTI                     --               --               --            (171.4)
General corporate                        --               --             13.3             (14.8)
                                  ---------        ---------        ---------         ---------
Total                             $   311.3        $   269.3        $    48.4         $  (137.6)
                                  =========        =========        =========         =========

                                        ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999

RESULTS OF OPERATIONS

The following table compares 1999 and 1998 net sales by Product Line for the first quarter periods:

                                                      Three Months
                                                          Ended
                                                ---------------------------
                                                March 26,         March 27,
Net Sales by Product Line ($ millions):            1999             1998
                                                ---------         ---------
Specialty pharmaceuticals
    Eye Care Pharmaceuticals                     $   129.4        $   100.9
    Skin Care                                         18.9             15.7
    BOTOX(R)/Neuromuscular                            36.1             26.1
                                                 ---------        ---------
                                                     184.4            142.7
Medical devices and OTC products
    Ophthalmic Surgical                               47.4             43.3
    Contact Lens Care                                 79.5             83.3
                                                 ---------        ---------

Total Net Sales                                  $   311.3        $   269.3
                                                 =========        =========

For the quarter ended March 26, 1999 total net sales increased by $42.0 million or 15.6% to $311.3 million as compared to the first quarter of 1998. The impact of foreign currency changes for the three month period ended March 26, 1999 decreased net sales by $4.7 million from the prior comparable period. At constant currency rates, sales increased $46.7 million or 17.3%.

For the three months ended March 26, 1999, Eye Care Pharmaceuticals sales increased $28.5 million or 28% from the comparable 1998 period. At constant currency rates, sales increased by $34.9 million or 35%. Sales in the United States increased by $26.7 million or 57% primarily as a result of growth in sales of Alphagan(R), Ocuflox(R) and Acular(R) ophthalmic solutions. Sales of Alphagan(R) ophthalmic solution in the United States in the first quarter were $27.1 million compared to $15.0 in 1998. At constant currency rates, sales in international markets increased by $8.2 million or 15% in the first quarter of 1999 compared to 1998. International sales in the first quarter of 1999 were decreased from 1998 by $6.4 million as a result of the devaluation of the Brazilian real.

Skin Care Pharmaceutical sales increased $3.2 million or 20% in the first quarter of 1999. Sales growth in 1999 was the result of growth in sales of Tazorac(R) (Zorac(R)), a topical gel used to treat psoriasis and acne, and Azelex(R) cream. Tazorac(R) (Zorac(R)) sales were $3.7 million in the first quarter of 1999 compared to $2.1 million in 1998.

Botox(R) Purified Neurotoxin Complex sales increased by 38% compared to 1998 to $36.1 million. The increase was the result of strong growth in both the United States and international markets.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

Surgical sales increased 9.5% in the first quarter of 1999 compared to the first quarter of 1998. For the quarter, domestic sales increased 5% while international sales increased 13.5%. At constant currency rates, international sales increased 11.4%. Domestic sales increased primarily as a result of increases in sales of silicone intraocular lenses (IOLs). International sales increased as a result of increased sales of silicone IOLs and strong sales of an acrylic IOL first introduced in 1998. Such increases were partially offset by a decrease in sales in PMMA IOLs in international markets.

Contact Lens Care net sales were $79.5 million for the three months ended March 26, 1999, a decrease of $3.8 million or 4.6% compared to the first quarter of 1998. At constant currency rates, sales decreased by $5.5 million or 7%. Domestic sales increased by $1.9 million or 11% primarily as a result of growth in sales of Complete(R) brand multi-purpose solution. International sales decreased $5.7 million, or 9%, primarily as a result of decreases in sales of peroxide based disinfection products. International sales were affected by a reduction in sales to a major wholesaler in Japan that was reducing inventory in anticipation of its March 31 fiscal year end. In addition, the Company reduced inventory in the trade in preparation for production of contact lens care products for the Asia market in its new China manufacturing facility. Such decreases were partially offset by increases in sales of Consept F(R) Cleaning and Disinfection System in Japan and Complete(R) brand multi-purpose solution in international markets. At constant currency rates, sales in international markets decreased 11% in 1999 compared to 1998.

Allergan's gross margin percentage for the first quarter of 1999 was 71.2% of net sales, which represents a 6.0 percentage point increase from the 65.2% rate for the first quarter of 1998. The gross margin percentage increased in the first quarter of 1999 compared to 1998 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin eye care pharmaceutical and Botox(R) Purified Neurotoxin Complex sales represented a greater percentage of 1999 sales compared to 1998. Gross margin in dollars increased over the first quarter of 1998 by $46.0 million or 26% as a result of the 15.6% increase in net sales and the 6.0 percentage point increase in gross margin percentage.

Operating income was $48.4 million compared to a loss of $137.6 million for the first quarter of 1998. The loss in 1998 included a charge of $171.4 million relating to a dividend of stock of Allergan Specialty Therapeutics, Inc. (ASTI) to Allergan stockholders. ASTI was formed to conduct research and development of potential pharmaceutical products based upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. Excluding the effect of the charge for the dividend distribution of ASTI stock of $171.4 million, operating income was $33.8 million in the first quarter of 1998. Operating income in 1999 of $48.4 million was $14.6 million, or 43% higher than adjusted operating income in 1998 of $33.8 million. Such increase was the result of the $46.0 million increase in gross margin in 1999 offset by a $24.6 million increase in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

selling, general and administrative expense, and a $7.6 million dollar increase in Research and Development. Selling, general and administrative expenses increased from 44% of sales in 1998 to 46% of sales in 1999. Such increase was primarily the result of increases in spending on promotion, selling and marketing activities in 1999. Spending in such areas increased by 3 percentage points in 1999 compared to 1998. General and Administrative expenses decreased by 2 percentage points partially offsetting the increase in promotion, selling and marketing costs. General and administrative expenses decreased in 1999 as a result of the reductions in staff in this area resulting from a restructuring of the Company in 1998. Operating expenses in the first quarter of 1998 include $0.8 million in restructuring costs. Research and Development increased in 1999 as a result of increased research activity. In addition, Research and Development was reduced in the first quarter of 1998 as a result of a $3.8 million reimbursement to Allergan by ASTI of costs incurred by the Company in 1997.

Net earnings were $35.0 million in the first quarter of 1999. Allergan recorded a net loss of $122.2 million in the first quarter of 1998. The net loss in 1998 included the $171.4 million charge relating to ASTI. Other non-operating income in 1998 included three significant items. The Company realized a gain of $51.8 million on its investment in Ocular Science, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The Allergan Foundation, a charitable foundation, resulting in a charge of $11.0 million. The Company and the Foundation sold their investments in OSI in the first quarter of 1998. The Company also recorded a charge of $3.8 million to recognize the permanent impairment in value of certain other investments. Excluding the effect of the charge relating to ASTI and the after tax effect of three significant non-operating items discussed above, net earnings would have been $22.9 million in the first quarter of 1998. Thus, net earnings of $35.0 million in the first quarter of 1999 represent a $12.1 million, or 53% increase over adjusted earnings of $22.9 million in the first quarter of 1998. The 1999 increase is primarily the result of the $14.6 million increase in operating income. Results in 1999 also include a $2.2 million improvement in currency translation gains compared to 1998, and approximately $1.5 million in gains on sale of investments. Such increases are partially offset by an increase in income taxes resulting from the increases in income before income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of March 26, 1999, the Company had a medium term note program and six long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to an additional $60 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $30.8 million through 2000, $39.4 million through 2001 and $273.8 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of March 26, 1999, the Company had $89.0 million in borrowings under the note program and $93.0 million in borrowings under five of the credit

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

facilities. As of March 26, 1999 the Company has classified $93.0 million borrowed under the credit facilities as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of March 26, 1999, the Company had commercial paper borrowings of $18.9 million.

The net cash provided by operating activities for the three months ended March 26, 1999 was $82.2 million. The net cash used in operating activities for the three months ended March 27, 1998 was $150.5 million. Such 1998 amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first quarter of 1998 was $20.9 million.

Cash used in investing activities in the first quarter of 1999 was $20.4 million. Cash provided by investing activities in the first quarter of 1998 was $29.0 million. Such 1998 amount included $40.8 million in proceeds from sale of OSI stock. Excluding this transaction, cash used in investing activities was $11.8 million in the first quarter of 1998. The Company invested $11.2 million in new facilities and equipment during the three months ended March 26, 1999 compared to $8.3 million during the same period in 1998.

Cash used in financing activities was $28.5 million in the first quarter of 1999 compared to cash provided by financing activities of $58.0 million in the first quarter of 1998. Repayments of debt, net of borrowings, totaled $16.4 million in the first quarter of 1999. Borrowings, net of repayments of debt totaled $91.2 million in the first quarter of 1998. The borrowings in 1998 were used to make the contribution to ASTI of $200 million. The balance of the amount contributed was provided by cash from operations, the proceeds from the sale of OSI stock, and a reduction of cash and equivalents. The amounts in both years include dividend outflows of $9.3 million in 1999 and $37.0 million in 1998. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan shareholders. The 1999 amount of cash used in financing activities includes $18.3 million used to repurchase treasury stock.

YEAR 2000

Introduction. Most businesses, including the Company, are faced with a potentially serious threat to their operations, known as the "year 2000 issue" which has been widely publicized. The year 2000 issue is a general term used to describe the various problems arising from the inability of computers to properly identify the year associated with information. This problem could potentially cause system interruptions or failures or result in systems providing incorrect data. The effect of the year 2000 issue could impact the performance of operations within the Company as well as the Company's relationships with third parties, including distributors, wholesalers, governmental entities, vendors and customers who could also experience year 2000 compliance issues.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

YEAR 2000 (Continued)

The Company is undergoing a process to address the year 2000 issue with respect to computer systems and applications within the Company. In addition, the process extends to relationships with key suppliers, governmental entities, customers and other business partners who are also expected to be impacted by year 2000 issues. The discussion below provides a description of the Company's activities to address year 2000 compliance and minimize disruption to the Company's business.

State of readiness. The Company has formed a task force to manage a four-phase process to promote global year 2000 compliance. The Company's Year 2000 Task Force is comprised of representatives from each of the Company's global functional areas. The task force is centrally managed by co-chairs from the information technology ("IT") group and from internal audit. Each global function is sponsored by a member of the Company's executive management. The task force reports to executive management on a monthly basis and to the Audit Committee of the Company's Board of Directors at its regular meetings. In addition, the Company's internal auditors have developed a program to review progress on the year 2000 project during all 1999 audits. The Company's internal auditors report to the Company's Audit Committee with the results of each audit performed. The Company has also engaged an independent third party consultant to review the Company's year 2000 processes, approaches and readiness.

The four phases of the Company's year 2000 readiness program are:

        Phase 1 is the compilation of an inventory of systems and relationships with suppliers, key customers and other business partners.

        Phase 2 is the assessment of each item identified in the inventory and the prioritization of such items based on potential impact to the Company. Systems and relationships are categorized as business critical, important, limited, or not critical.

        Phase 3 involves the verification of compliance with year 2000 requirements and the development of contingency plans in the event that year 2000 issues are encountered. The extent of verification of individual systems or relationships and of the development of contingency plans is dependent upon the assessment of business risk. The goal is to verify the year 2000 compliance of systems and relationships deemed to be business critical in an appropriate manner through methods such as testing, auditing and surveying. A concerted effort will be made for systems and relationships defined as important or limited, at a minimum, to verify by confirmation with business partners or hardware and software suppliers that applicable systems are year 2000 compliant. If compliance is not verified, the Company will pursue various alternatives to address remaining year 2000 issues.

        Phase 4 is the assembly during the second quarter of 1999 of rapid response teams to be prepared to deal with any failures of systems in the year 1999 and into the year 2000, if any.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

YEAR 2000 (Continued)

The Company has completed the Phase 1 inventory and Phase 2 assessment within each of its business functions, although the Company's inventory and assessment is an on-going process as the Company continues to add and delete items in the inventory in its ordinary course of business. All business functions within Allergan are working on Phase 3 validations of their systems and relationships and expect to substantially complete their Phase 3 validations by the end of the third quarter of 1999, focusing first on business critical items. As of March 31, 1999, the Company had verified, through testing, auditing, communications with business partners and vendors and other methods, that approximately 50% of its business critical inventory items were "year 2000 compliant." This inventory includes both internal, Company-operated systems and applications and external systems, applications and enterprises.

The Company's definition of year 2000 compliance for business critical hardware and software items means that the Company's tests or other methods of verification have shown that the items are able to process dates after December 31, 1999. For critical business partners, the Company defines a partner as year 2000 compliant if the Company believes that the partner has sufficiently planned for the transition to the year 2000 so that the partner will not cause the Company to experience material business interruptions. The Company has taken a conservative approach with respect to business critical partners and has not deemed any partner who has merely promised to be ready as year 2000 compliant. As a result, many of the Company's business partners who have asserted that they intend to be year 2000 compliant (but cannot demonstrate current compliance) have been excluded from the Company's category of "year 2000 compliant."

In 1994, the Company committed to a broad-based strategy of replacement of core IT systems with systems using SAP R/3 software. Such systems provide control and management of manufacturing, distribution, customer service, billing, collection, purchasing and accounts payable, human resources and general accounting functions. This core system is represented by the vendor to be year 2000 compliant. The Company performed detailed year 2000 testing of its SAP processes in the first quarter of 1999 and, with two minor exceptions, did not experience adverse year 2000 issues with the software. The Company expects to resolve all SAP-related issues in the second quarter of 1999. The Company has installed the SAP system in sites producing a majority of the Company's revenue. The Company expects that by August 1999, approximately 90% of the Company's revenue will be in sites that utilize SAP, and almost all manufacturing locations will be using SAP software. Company sites not using SAP will use software that the Company will validate as year 2000 compliant for core processes.

Many items in the Company's year 2000 inventories are third party business partner relationships. The Company has mailed letters to thousands of these vendors, service providers, customers and other business partners to determine the extent to which they are prepared for the year 2000 issue. The Company has experienced a low response rate that has caused the Company's overall compliance rate to be lower than expected, especially in the selling, general and administrative areas and with respect to vendors

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

YEAR 2000 (Continued)

to the manufacturing function. The Company intends to follow up with critical partners who have either declined to provide the requested assurances or have limited the scope of assurances to which they are willing to commit. The Company intends to focus on these partners in the next quarter to either confirm their compliance or to begin initiating contingency plans.

Two Allergan products include a date field in their embedded technology: the AMO(R)Prestige(R)Phacoemulsification System (model 7000 series) and the Sovereign(TM) Cataract Extraction System (model SOV680300). The Company has tested these systems and has confirmed that they accurately process and store date and time information during the transition between the years 1999 and 2000 and on February 29, 2000 (leap year). All other phacoemulsification equipment marketed by Allergan does not include a date field, and hence, the date problem is not applicable. Allergan is a distributor of the Vit Commander vitreoretinal surgery system. Scieran Technologies, Inc., the manufacturer of the Vit Commander System, has certified that the Vit Commander System is year 2000 compliant.

Costs to address the Company's year 2000 issues. In 1994, the Company chose to install SAP R/3 systems in order to establish software systems necessary to meet business needs. Costs to install SAP would have been incurred had there been no year 2000 issue. The Company estimates that it has spent less than $1 million in non-SAP out of pocket expenses through March 31, 1999 to address the year 2000 issue. The Company does not have a method in place to track the direct costs of internal employees working on the year 2000 issue. Remaining costs required to complete its year 2000 compliance project are not anticipated to be material to the Company's results of operations or financial position. The Company has funded, and intends to complete the funding of, the year 2000 compliance effort using cash provided by operations. While the Company has incurred an opportunity cost for implementing its year 2000 project, the Company has not deferred any specific IT project solely as a result of the implementation of its year 2000 effort.

Risks of the Company's year 2000 issues. The greatest risks to the Company are the potential failures of any software applications or business partner relationships that have been identified as business critical or business important. The Company currently believes that the most reasonably likely worst case scenario concerning the year 2000 involves potential business disruption among the third parties with whom it conducts significant business. If a number of these third parties experience business disruption due to a year 2000 problem, the Company's results of operations and cash flow could be materially adversely affected.

Because the Company's year 2000 compliance is dependent upon key third parties also being year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. These

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

YEAR 2000 (Continued)

third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies. There can be no assurance that the Company has effectively identified all business critical systems and relationships or that third parties who have been identified will convert their systems in a timely manner and in a way that is compatible with the Company's systems. If Allergan's systems or those of key third parties are not fully year 2000 compliant, the Company estimates that a disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, delays in receiving or making payments for products sold or purchased, errors in customer-order taking, disruption of clinical activities or delays in product development. In addition, the Company may also incur losses if governmental payment systems are inoperable or if the Company's ability to import or export products is affected by year 2000 issues in United States and foreign governmental agencies. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its efforts to address the year 2000 issue, including the development of contingency plans, will significantly reduce the adverse impact that any such disruption in business might have. In any event, even where the Company has developed contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful. Notwithstanding the foregoing, the Company has no reason to believe that its exposure to the risks of lack of supplier and customer year 2000 readiness is any greater than the exposure to such risk that affects its competitors generally.

An additional year 2000 risk that is particularly applicable to the pharmaceutical industry is that panic stemming from fears about year 2000 problems could create its own problems, namely the risk that distributors or customers of the Company's products will stockpile products in anticipation of possible product shortages. The effects of stockpiling could create a material adverse effect on the Company's results of operations, financial condition and cash flows in the year 2000 and possibly beyond. Stockpiling could challenge the Company's capacity to produce and distribute products to meet the excess demand. Excess demand for the Company's products in 1999 could cause the Company to achieve stronger than expected performance in 1999, followed by weaker than expected performance in 2000 as inventories created by stockpiling are dissipated. And, because pharmaceutical products have limited shelf lives, consumers who stockpile may risk their health by taking medicines beyond their expiration dates. If the Company manufactures more products in 1999 to meet excess demand and then accepts as returns a large amount of products that were not consumed prior to their expiration dating, the resulting loss to the Company could materially and negatively impact the Company's results of operations. The Company is implementing a process with the goal of distinguishing actual demand from stockpiling and will develop appropriate contingency plans accordingly. There can be no assurance, however, that the Company will be able to successfully monitor demand and avoid the effects of stockpiling.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 1999 (Continued)

YEAR 2000 (Continued)

The Company's contingency plans. As discussed above, the development of contingency plans is an integral part of the process of verification of business risk. The depth of contingency planning will be determined by the importance of each area under assessment to the ongoing operation of the Company's business. Contingency plans under development are action plans to keep the Company in operation and to address the flow of products to the consumer should there be a failure in systems despite the testing and validation performed to determine and eliminate such risks. Such plans may include development of backup procedures, identification of alternate suppliers, and possible increases in inventory levels of raw materials or finished goods.

Contingency plans are being refined for business critical IT systems. Plans for non-IT systems will be developed as a part of the assessment and validation work discussed above. In addition, as previously discussed, the Company will form rapid response teams in the second quarter of 1999 to address year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. These teams will be composed of both IT and non-IT personnel.

The Company has an on-going contractual relationship with a technology service company that specializes in disaster recovery support for computer systems. This company has preliminarily accepted Allergan into its year 2000 recovery program, pending the completion of program requirements, scheduled in the second quarter of 1999. If granted full participation in the program, the Company will have access to the vendor's recovery facilities and resources in the event of an unanticipated hardware system failure.

                                 ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

To ensure the adequacy and effectiveness of the Company's interest rate and foreign exchange hedge positions, the Company continually monitors its interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, respectively, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position.

Interest Rate Risk

The Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and equivalents, interest expense on the Company's debt as well as costs associated with foreign currency hedges.

The Company's exposure to market risk for changes in interest rates results from the Company's long-term debt obligations and related derivative financial instruments. The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. These derivative financial instruments allow the Company to make long-term borrowings at floating rates and then swap them into fixed rates that are anticipated to be lower than those available to the Company if fixed-rate borrowings were made directly.

The Company's interest rate swaps outstanding at March 26, 1999 qualify as accounting hedges and generally require the Company to pay a fixed interest rate and receive a floating rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's floating-rate debt to fixed-rates and generally qualify for hedge accounting treatment.

Allergan, Inc.

The impact of interest rate risk management activities on income during the quarter ended March 26, 1999, and the amount of deferred gains and losses from interest rate risk management transactions at March 26, 1999 were not material.

Foreign Currency Risk

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

From time to time, the Company enters into foreign currency forward and option contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency forward and option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposures.

At March 26, 1999, all of the Company's outstanding foreign exchange forward contracts were entered into to protect the value of intercompany borrowings denominated in currencies other than the lender's functional currency. These forward contracts qualify for hedge accounting treatment. As such, gains and losses recognized upon settlement of the forward contracts offset losses and gains, respectively, on the underlying intercompany receivables being hedged.

Probable but not firmly committed transactions are comprised of sales of the Company's products and purchases of raw material in currencies other than the U.S. Dollar. A majority of these sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada and Australia. The Company purchases foreign exchange forward and option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of foreign exchange option contracts. The duration of foreign exchange hedging instruments, whether for firmly committed transactions, for probable but not firmly committed transactions, or to partially finance the foreign currency risk management program, currently does not exceed one year.

At March 26, 1999, all of the Company's purchased options were entered into to protect the value of anticipated, but not firmly committed transactions in Japan. The premium cost of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option. At March 26, 1999, the Company had sold options that were entered into to offset the cost of entering into purchased options. Premiums

Allergan, Inc.

received on sold options are recorded in deferred income and amortized over the life of the option. The Company's option contracts do not qualify for hedge accounting treatment. As such, these derivative financial instruments are recorded at fair value and gains on purchased options and losses on sold options are recognized currently in income as a component of other non-operating expense, net.

                                 ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below.

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

o The manufacturing process to create bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex and a resulting decrease in sales of the product.

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment such as refractive correction procedures. One-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the

Allergan, Inc.

        Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

o The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other regulatory or safety reasons. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

o Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations. Failure of the Array(R) multifocal IOL to be designated as a "new technology IOL" by the Health Care Financing Administration will adversely affect the Company's sales and profit margin for the product.

o A current political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. If measures to accomplish that coverage become law, and if these measures impose price controls on the Company's products, the Company's revenues and financial condition are likely to be materially and adversely affected.

o Uncertainties of the business include the success of the Company in identifying information technology ("IT") and non-IT systems, applications and relationships that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of governmental agencies and the Company's business partners, vendors and clients and customers in addressing the year 2000 issue. Further uncertainties and risks include the possibility of errors in Allergan's remediation efforts, inabilities to obtain or delays in obtaining replacements for non-compliant systems or equipment, delays in regulatory approvals caused by governmental failures, the Company's ability to validate new suppliers if necessary, failures in global banking systems and capital markets, extended failures by utility companies or common carriers and general economic downturn related to year 2000 failures on a global basis. And, if the distributors or customers of the Company's products should stockpile products in anticipation of possible product shortages, this stockpiling could challenge the Company's capacity to produce and distribute products to meet the excess demand. An even larger risk associated with stockpiling is that excess demand for the Company's products in 1999 could cause the Company to achieve stronger than expected performance in 1999, followed by weaker than expected performance in 2000 as inventories created by stockpiling are dissipated. In addition, because pharmaceutical products have limited expiration dating, if the Company manufactures more products in 1999 to meet excess demand and then

Allergan, Inc.

        accepts as returns a large amount of products that were not consumed prior to their expiration dating, the resulting loss to the Company could materially and negatively impact the Company's results of operations. Even though the Company expects an increased ability to avoid significant disruptions of its business as a result of its year 2000 readiness program, management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of year 2000 issues. For additional information regarding year 2000 risks and issues, see the section entitled "Year 2000" in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

o The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company's operating results. The Company can provide no assurance that it can effectively protect itself from adverse exchange rates or that future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit or operating expenses.

o The Company's business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company's products are sold or manufactured. Management cannot provide assurances that it can successfully avoid or manage these risks.

o The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

o In the past three years, the Company has taken steps designed to improve its gross profit margin, including continued emphasis on new products as well as the closure of certain plants and other cost-cutting measures. In particular, the Company announced comprehensive plans in the third quarter of 1998 to streamline operations and reduce costs through global G&A restructuring and manufacturing consolidation. The success of these steps in improving gross profit margin depends in part on whether sales of new products will result in a more favorable mix of products, and on whether the anticipated cost savings can be achieved and sustained.

o The continuing introduction of new products supplied by the Company's research and development efforts and in-licensing opportunities is critical to the success of the Company. There is no assurance that any of the research projects or pending drug marketing approval applications will result in new products that the Company can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse impact on the future operations of the Company.

Allergan, Inc.

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

Allergan, Inc.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders of the registrant was held on April 27, 1999 at which four directors, constituting all of the Class I directors, were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2002. The names of the persons elected as directors are as follows:

                                Lester J. Kaplan
                                  Karen R. Osar
                                 Louis T. Rosso
                              Leonard D. Schaeffer

        The terms of the following directors continued after the meeting:


                         Class II (term expires in 2000)
                        --------------------------------
                                Herbert W. Boyer
                               Ronald M. Cresswell
                                William R. Grant
                                David E.I. Pyott

                        Class III (term expires in 2001)
                        --------------------------------
                                 Handel E. Evans
                              Michael R. Gallagher
                                Gavin S. Herbert
                                   Henry Wendt

        Two other matters were voted on, namely, approval of the amended and restated Allergan, Inc. 1989 Incentive Compensation Plan and approval of the Allergan, Inc. Executive Bonus Plan and its performance objectives and maximum award amount. Both matters were approved by the stockholders.

        A summary of the voting follows:


                                                                            Broker
Directors                         For              Withheld               Non-votes
---------                     ----------           --------               ---------
Lester J. Kaplan              58,766,399             542,330                   0
Karen R. Osar                 58,774,933             533,796                   0
Louis T. Rosso                58,782,432             526,297                   0
Leonard D. Schaeffer          50,589,519           8,719,210                   0


                                                                                                    Broker
Other Matters                           For               Against              Abstain             Non-votes
-------------                        ----------          ----------           ----------           ---------
Approval of Amended                  35,275,227          23,823,739             209,763                0
     and Restated Incentive
     Compensation Plan

Approval of Executive                57,069,550           1,932,043             307,136                0
     Bonus Plan

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

Date:    May 10, 1999                   ALLERGAN, INC.



                                        /s/ Francis R. Tunney, Jr.
                                        ----------------------------------------
                                        Francis R. Tunney, Jr.
                                        Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27.1          Financial Data Schedule