Form 10-Q
period 1999-06-25
ALLERGAN INC
filed 1999-08-09
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 25, 1999________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
JUNE 25, 1999                                            1-10269

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

As of August 4, 1999, there were 65,993,759 shares of common stock outstanding.

                                 ALLERGAN, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 25, 1999

                                      INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              (A)    Condensed Consolidated Statements of Earnings -       3
                     Three Months and Six Months Ended
                     June 25, 1999 and June 26, 1998

              (B)    Condensed Consolidated Balance Sheets -               4
                     June 25, 1999 and December 31, 1998

              (C)    Condensed Consolidated Statements of Cash Flows -     5
                     Six Months Ended June 25, 1999 and
                     June 26, 1998

              (D)    Notes to Consolidated Financial Statements         6-11

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  12-22

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                          23-25

     CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND
     ITS BUSINESSES                                                    26-28

PART II - OTHER INFORMATION

     ITEM 5                                                               29
     ITEM 6                                                               29

Signature                                                                 30

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                              Three months                 Six months
                                                 Ended                        Ended
                                        -----------------------       -----------------------
                                        June 25,       June 26,       June 25,       June 26,
                                          1999           1998           1999           1998
                                        --------       --------       --------       --------
Product Sales
Net sales                               $  367.8       $  325.0       $  679.1       $  594.3
Cost of sales                              113.5          106.3          203.2          200.0
                                        --------       --------       --------       --------
        Product gross margin               254.3          218.7          475.9          394.3

Research Services
Research service revenues                   11.1            6.3           20.9           15.9
Cost of research services                   10.5            5.9           19.6           14.8
                                        --------       --------       --------       --------
        Research services margin             0.6            0.4            1.3            1.1

Operating costs and expenses
        Selling, general and
          administrative                   150.8          132.4          293.0          250.0
        Research and development            38.2           35.7           69.9           59.8
        Restructuring charges                 --            7.0             --            7.8
        Contribution to ASTI                  --             --             --          171.4
                                        --------       --------       --------       --------

Operating income (loss)                     65.9           44.0          114.3          (93.6)

Nonoperating income (expense)
       Interest income                       3.8            2.3            7.1            5.2
       Interest expense                     (3.2)          (4.0)          (6.5)          (7.0)
       Gain on investments, net              0.6            5.5            2.1           53.5
       Contribution to Allergan
         Foundation                           --             --             --          (11.0)
       Other, net                           (0.8)           1.1             --           (0.4)
                                        --------       --------       --------       --------
                                             0.4            4.9            2.7           40.3
                                        --------       --------       --------       --------

Earnings (loss) from continuing
   operations before income
   taxes and minority interest              66.3           48.9          117.0          (53.3)

Provision for income taxes                  19.4           14.1           35.1           34.2

Minority interest                            --             --             --           (0.1)
                                        --------       --------       --------       --------
Net earnings (loss)                     $   46.9       $   34.8       $   81.9       $  (87.4)
                                        ========       ========       ========       ========
Basic earnings (loss) per share         $   0.71       $   0.53       $   1.23       $  (1.34)
                                        ========       ========       ========       ========
Diluted earnings (loss) per share       $   0.69       $   0.52       $   1.20       $  (1.34)
                                        ========       ========       ========       ========



See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                                          June 25,      December 31,
                                                                            1999           1998
                                                                          --------      ------------
                                               ASSETS

Current assets:
       Cash and equivalents                                               $  215.6       $  181.6
       Trade receivables, net                                                227.7          226.1
       Inventories                                                           130.7          123.3
       Other current assets                                                  131.9          130.2
                                                                          --------       --------
              Total current assets                                           705.9          661.2
Investments and other assets                                                 179.9          179.2
Property, plant and equipment, net                                           317.7          324.9
Goodwill and intangibles, net                                                158.3          169.1
                                                                          --------       --------
              Total assets                                                $1,361.8       $1,334.4
                                                                          ========       ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable                                                      $  109.4       $   48.5
       Accounts payable                                                       78.7           67.0
       Accrued expenses                                                      208.5          213.6
       Income taxes                                                           44.8           39.4
                                                                          --------       --------
              Total current liabilities                                      441.4          368.5
Long-term debt                                                               138.3          201.1
Other liabilities                                                             72.6           68.8

Commitments and contingencies                                                   --             --

Stockholders' equity:
       Preferred stock, $.01 par value; authorized
           5,000,000 shares; none issued                                        --             --
       Common stock, $.01 par value; authorized
           150,000,000 shares; issued 67,127,000
           and 67,133,000 shares                                               0.7            0.7
       Additional paid-in capital                                            234.5          223.0
       Accumulated other comprehensive loss                                  (29.7)          (4.3)
       Retained earnings                                                     574.3          516.3
                                                                          --------       --------
                                                                             779.8          735.7

       Less - treasury stock, at cost (846,000 and 1,016,000 shares)         (70.3)         (39.7)
                                                                          --------       --------
              Total stockholders' equity                                     709.5          696.0
                                                                          --------       --------
              Total liabilities and stockholders' equity                  $1,361.8       $1,334.4
                                                                          ========       ========



See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                     Six months
                                                                        Ended
                                                                ---------------------
                                                                June 25,      June 26,
                                                                  1999          1998
                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings/(loss)                                      $  81.9       $ (87.4)
       Non-cash items included in net earnings (loss):
         Depreciation and amortization                             36.3          37.6
         Amortization of prepaid royalties                          1.6           5.0
         Gain on investments, net                                  (2.1)        (57.3)
         Contribution to Allergan Foundation                         --          11.0
         Deferred income taxes                                     (3.9)         (4.6)
         (Gain) Loss on disposal of assets                         (0.3)          3.8
         Expense of compensation plans                              6.5           4.1
         Minority interest                                           --          (0.1)
         Restructuring charge                                        --           7.8
         Adjustment in reporting foreign subsidiaries              (2.4)          0.7
       Changes in assets and liabilities:
         Trade receivables                                        (11.5)        (32.1)
         Inventories                                               (9.5)          1.3
         Accounts payable                                          11.4         (14.1)
         Accrued liabilities                                        6.0          17.8
         Income taxes                                              20.6           8.1
         Other                                                      2.6           1.6
                                                                -------       -------
       Net cash provided by/(used in) operating activities        137.2         (96.8)
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment                 (23.0)        (17.7)
       Disposals of property, plant and equipment                   4.0           1.4
       Proceeds from sale of investments                            7.5          55.0
       Other, net                                                 (22.0)        (11.6)
                                                                -------       -------
       Net cash (used in)/provided by investing activities        (33.5)         27.1
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                  (18.6)        (16.8)
       ASTI dividend                                                 --         (28.6)
       Net (repayments) borrowings under commercial
        paper obligations                                         (13.2)         66.6
       Net borrowings of notes payable                              8.6           1.1
       Sale of stock to employees                                  20.7          13.0
       Increase in long term debt                                   3.0          45.3
       Decrease in long-term debt                                  (1.2)         (1.2)
       Payments to acquire treasury stock                         (63.0)        (32.9)
                                                                -------       -------
       Net cash (used in)/provided by financing activities        (63.7)         46.5
                                                                -------       -------
       Effect of exchange rates on cash and equivalents            (6.0)         (4.1)
                                                                -------       -------
       Net increase in cash and equivalents                        34.0         (27.3)

       Cash and equivalents at beginning of period                181.6         180.9
                                                                -------       -------
       Cash and equivalents at end of period                    $ 215.6       $ 153.6
                                                                =======       =======

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. The results of operations for the six months ended June 25, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2.      Components of inventory were:

                                             June 25,       December 31,
                                               1999            1998
                                             --------       ------------
                                                   (in millions)
Finished goods                               $  80.4          $  75.4
Work in process                                 22.6             18.1
Raw materials                                   27.7             29.8
                                             -------          -------
       Total                                 $ 130.7          $ 123.3
                                             =======          =======

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

5. On July 28, 1999, the Board of Directors declared a quarterly cash dividend of $0.14 per share, payable September 17, 1999 to stockholders of record on August 27, 1999.

Allergan, Inc.

6. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:

                                                                Second Quarter
                                    ------------------------------------------------------------------------
                                                    1999                               1998
  (In millions,                     ----------------------------------- ------------------------------------
except per share                      Income       Shares     Per-Share   Income       Shares      Per-Share
      data)                         (Numerator) (Denominator)   Amount  (Numerator) (Denominator)    Amount
                                    ----------- ------------- --------- ----------- -------------  ---------
Computation of basic EPS:
Income available to common
    stockholders                        $46.9        66.5       $0.71     $ 34.8        65.4         $ 0.53
                                                                =====                                ======

Effect of dilutive options                            1.5                                1.3
                                                     ----                               ----

Computation of diluted EPS:
Income available to common
    stockholders assuming exercises     $46.9        68.0       $0.69     $ 34.8        66.7         $ 0.52
                                                     ====       =====                   ====         ======








                                                                   Six Months
                                    ------------------------------------------------------------------------
                                                    1999                               1998
  (In millions,                     ----------------------------------- ------------------------------------
except per share                      Income       Shares     Per-Share   Income       Shares      Per-Share
      data)                         (Numerator) (Denominator)   Amount  (Numerator) (Denominator)    Amount
                                    ----------- ------------- --------- ----------- -------------  ---------
Computation of basic EPS:

Income (loss) available to
    common stockholders                 $81.9        66.5       $1.23     $(87.4)      65.4         $(1.34)
                                                                =====                               ======

Effect of dilutive options                            1.6                               0.0
                                                     ----                              ----

Computation of diluted EPS:
Income (loss) available to common
    stockholders assuming exercises     $81.9        68.1       $1.20     $(87.4)      65.4         $(1.34)
                                                     ====       =====                  ====         ======

Allergan, Inc.

Options to purchase 1,100,000 shares of common stock at an exercise price of $110.00 per share were outstanding at June 25, 1999. These options were not included in the computation of diluted earnings per share at June 25, 1999 because the effect would be antidilutive.

At June 26, 1998, options to purchase 4,463,000 shares of common stock at prices ranging from $13.50 per share to $35.13 per share were outstanding since dates ranging from September 27, 1988 through January 29, 1998. These options were not included in the computation of diluted earnings per share for the six months ended June 26, 1998 because the effect would be antidilutive due to the loss for the period.

7.      The components of comprehensive income are:

                                                                               Second Quarter
                                        --------------------------------------------------------------------------------------
(in millions)                                            1999                                        1998
                                        ----------------------------------------     -----------------------------------------
                                                          Tax                                         Tax
                                        Before-tax     (expense)      Net-of-tax     Before-tax     (expense)      Net-of-tax
                                          amount       or benefit       amount         amount       or benefit       amount
                                        ----------     ----------     ----------     ----------     ----------     -----------
Foreign currency
    translation adjustments               $  3.0             --         $  3.0         $  1.5             --         $  1.5

Unrealized holding gains/(losses)
    arising during period                    8.3         $ (2.9)           5.4            5.4         $ (1.9)           3.5

Reclassification adjustment
    for net gains realized in
    net income                              (0.6)           0.2           (0.4)          (5.5)           2.0           (3.5)
                                          ------         ------         ------         ------         ------         ------
Other comprehensive income                $ 10.7         $ (2.7)        $  8.0         $  1.4         $  0.1         $  1.5
                                          ======         ======                        ======         ======
Net earnings                                                              46.9                                         34.8
                                                                        ------                                       ------
Total other comprehensive income                                        $ 54.9                                       $ 36.3
                                                                        ======                                       ======

Allergan, Inc.

                                                                           Six Months Ended
                                          --------------------------------------------------------------------------------------
(in millions)                                           June 25, 1999                            June 26, 1998
                                          ----------------------------------------     -----------------------------------------
                                                              Tax                                         Tax
                                          Before-tax       (expense)     Net-of-tax     Before-tax     (expense)      Net-of-tax
                                            amount         or benefit      amount         amount       or benefit       amount
                                          ----------       ----------    ----------     ----------     ----------     -----------
Foreign currency
    translation adjustments                 $(27.4)             --         $(27.4)        $  1.2             --         $  1.2

Unrealized holding gains/(losses)
    arising during period                      5.2          $ (1.8)           3.4           36.1         $(12.6)          23.5

Reclassification adjustment
    for net gains realized in
    net income                                (2.1)            0.7           (1.4)         (53.5)          18.7          (34.8)
                                            ------          ------         ------         ------         ------         ------
Other comprehensive income                  $(24.3)         $ (1.1)         (25.4)        $(16.2)        $  6.1          (10.1)
                                            ======          ======                        ======         ======
Net earnings (loss)                                                          81.9                                        (87.4)
                                                                           ------                                       ------
Total other comprehensive income (loss)                                    $ 56.5                                       $(97.5)
                                                                           ======                                       ======

8.      Business Segment Information

In 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting financial and descriptive information regarding an enterprise's operating segments. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 48.8% and 49.0% of total product net sales for the quarters ended June 25, 1999 and June 26, 1998, respectively, and 49.1% and 46.1% of total product net sales for the six month periods ended June 25, 1999 and June 26, 1998, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Allergan, Inc.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. In 1999, operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. In 1999, operating income for all operating segments and manufacturing operations also included a charge for corporate services and asset utilization. In 1998, cost of sales in most segments outside the United States included the cost of goods produced by the Company's manufacturing operations at the transfer price charged the distribution operation by the manufacturing location. It is impracticable to restate operating income amounts for 1998.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and Development costs are general corporate costs. In 1998 corporate costs included significant administrative costs applicable to United States operations that are not charged to the U.S. region. Special charges in 1998 for restructuring and the contribution to Allergan Specialty Therapeutics, Inc.
(ASTI) are also considered corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 1998.

GEOGRAPHIC OPERATING SEGMENTS

                                                  Net Sales               Operating Income(Loss)
                                           ----------------------        -----------------------
                                            2nd Qtr.      2nd Qtr.       2nd Qtr.        2nd Qtr.
(in millions)                                1999           1998           1999            1998
-----------------------------------------------------------------        -----------------------
United States                              $ 178.0        $ 157.7        $  69.6         $  90.0
Europe                                        98.0           89.2           24.4            10.6
Asia Pacific                                  53.3           40.0            5.8             2.9
Other                                         36.7           36.5            9.2             2.2
                                           ----------------------        -----------------------
Segments total                               366.0          323.4          109.0           105.7
Manufacturing operations                       1.8            1.6           34.4             5.3
Research and development                                                   (38.1)          (35.7)
Research services margin                                                     0.7             0.5
Restructuring charge                                                          --            (7.0)
Elimination of inter-company profit                                        (51.5)             --
General corporate                                                           11.4           (24.8)
                                           ----------------------        -----------------------
Total                                      $ 367.8        $ 325.0        $  65.9         $  44.0
                                           ======================        =======================

Allergan, Inc.

GEOGRAPHIC OPERATING SEGMENTS (continued)

                                                 Net Sales               Operating Income(Loss)
                                           ----------------------        ----------------------
                                              Six Months Ended              Six Months Ended
                                           June 25,       June 26,       June 25,       June 26,
(in millions)                                1999          1998            1999           1998
-----------------------------------------------------------------        ----------------------
United States                              $ 330.6        $ 270.9        $ 123.9        $ 141.0
Europe                                       184.4          173.1           47.4           14.4
Asia Pacific                                  93.4           78.3            6.6            4.9
Other                                         67.3           68.9           12.6            5.9
                                           -------        -------        -------        -------
Segments total                               675.7          591.2          190.5          166.2
Manufacturing operations                       3.4            3.1           61.8           17.6
Research and development                                                   (69.9)         (59.8)
Research services margin                                                     1.3            1.1
Restructuring charge                                                          --           (7.8)
Elimination of inter-company profit                                        (94.0)            --
Contribution to ASTI                                                          --         (171.4)
General corporate                                                           24.6          (39.5)
                                           -------        -------        -------        -------
Total                                      $ 679.1        $ 594.3        $ 114.3        $ (93.6)
                                           =======        =======        =======        =======

ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999

RESULTS OF OPERATIONS

The following table compares 1999 and 1998 net sales by Product Line for the second quarter and year-to-date periods:

                                             Three Months                  Six Months
                                                 Ended                        Ended
                                        ----------------------        ----------------------
Net Sales by Product Line               June 25,       June 26,       June 25,      June 26,
($ millions):                             1999           1998           1999          1998
                                        --------       --------       --------      --------
Specialty pharmaceuticals
    Eye Care Pharmaceuticals            $ 154.1        $ 137.9        $ 283.5        $ 238.8
    Skin Care                              22.8           19.6           41.7           35.3
    BOTOX(R)/Neuromuscular                 42.7           30.1           78.8           56.2
                                        -------        -------        -------        -------
                                          219.6          187.6          404.0          330.3
Medical devices and OTC products
    Ophthalmic Surgical                    56.7           48.6          104.1           91.9
    Contact Lens Care                      91.5           88.8          171.0          172.1
                                        -------        -------        -------        -------
Total Net Sales                         $ 367.8        $ 325.0        $ 679.1        $ 594.3
                                        =======        =======        =======        =======


For the quarter ended June 25, 1999 total net sales increased by $42.8 million or 13% to $367.8 million as compared to the second quarter of 1998. Net sales for the six months ended June 25, 1999 were $679.1 million, a 14% increase from the comparable 1998 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $9.6 million or 3% for the quarter ended June 25, 1999 and by $14.3 million or 2% for the six months ended June 25, 1999. At constant currency rates, sales increased $52.4 million or 16% during the quarter, and $99.1 million or 17% for the six months ended June 25, 1999 compared with the same periods last year.

For the three months ended June 25, 1999, Eye Care Pharmaceuticals sales increased $16.2 million or 12% from the comparable 1998 period. For the first six months of 1999 sales increased by $44.7 million or 19% from the comparable 1998 amount. At constant currency rates, sales increased $24.8 million or 18% during the quarter and $59.7 million or 25% for the six months ended June 25, 1999 compared with the same periods last year. Sales in the United States increased by $7.6 million or 10% in the quarter and $34.3 million or 28% in the first six months of 1999. Sales increased in the second quarter primarily as a result of increased sales of Alphagan(R) ophthalmic solution. Sales increased during the first six months of 1999 primarily as a result of growth in sales of Alphagan(R), Ocuflox(R) and Acular(R) ophthalmic solutions. Sales of Alphagan(R) ophthalmic solution in the United States in the second quarter were $31.0 million compared to $24.3 million in 1998. For the first six months Alphagan(R) ophthalmic solution sales in the United States were $58.1 million compared to $39.3 million in 1998. At constant currency rates, sales in international markets increased by $17.2 million or 29% in the second quarter of 1999 and by $25.4 million or 22% in the first six months of 1999 compared to 1998. International sales growth in both the second quarter and for the first six months of 1999 was the

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

result of growth in sales of Alphagan(R) ophthalmic solution. International sales were reduced from the amounts that would have been reported at constant currency rates by $8.6 million in the second quarter and by $15.0 million in the first six months of 1999 primarily as a result of the devaluation of the Brazilian real in 1999.

Skin Care Pharmaceutical sales increased $3.2 million or 16% in the second quarter of 1999 and $6.4 million or 18% in the first six months of 1999 compared to comparable periods in 1998. Sales growth in 1999 was primarily the result of growth in sales of Tazorac(R) (Zorac(R)) topical gel and Azelex(R) cream. Tazorac(R) (Zorac(R)) sales were $4.9 million in the second quarter of 1999 compared to $4.1 million in 1998. For the first six months of 1999 Tazorac(R) (Zorac(R)) sales were $8.6 million compared to $6.2 million in 1998.

Botox(R) Purified Neurotoxin Complex sales increased by $12.6 million or 42% in the second quarter of 1999 and $22.6 million or 40% for the first six months of 1999 compared to comparable amounts in 1998. The increase was the result of strong growth in both the United States and international markets.

Surgical sales increased by $8.1 million or 17% in the second quarter and $12.2 million or 13% in the first six months of 1999 compared to comparable 1998 amounts. For the quarter, domestic sales increased 9% while international sales increased 24%. For the first six months, domestic sales increased 7% while international sales increased 19%. Domestic sales increased primarily as a result of increases in sales of silicone intraocular lenses (IOLs). International sales increased as a result of increased sales of silicone IOLs and strong sales of an acrylic IOL first introduced in 1998. Such increases were partially offset by a decrease in sales in PMMA IOLs.

Contact Lens Care net sales were $91.5 million for the three months ended June 25, 1999, an increase of $2.7 million or 3% compared to the second quarter of 1998. At constant currency rates, sales increased by $2.2 million or 2.5%. For the first six months of 1999 Contact Lens Care net sales were $171.0 million, a decrease of $1.1 million or 1% compared to the first six months of 1998. At constant currency rates, sales decreased by $3.3 million or 2%. Domestic sales decreased by $1.4 million or 7% in the second quarter, and increased $0.5 million or 1% in the first six months of 1999 compared to comparable 1998 periods. Domestic sales in the first six months of 1999 increased primarily as a result of growth in sales of Complete(R) brand multi-purpose solution. The increase in sales of Complete(R) brand multi-purpose solution was more than offset by decreases in sales in ancillary contact lens care products in the second quarter of 1999. International sales increased by $4.1 million or 6% in the second quarter, and decreased $1.6 million or 1% in the first six months of 1999 compared to comparable 1998 periods. Sales in international markets increased in the second quarter as a result of an increase in sales of Complete(R) brand multi-purpose solution primarily as a result of the launch of this product in Japan in the second quarter. International sales also increased as a result of an increase in sales of Consept F(R) Cleaning and Disinfection System in Japan. Such increases were partially offset by decreases in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

sales of certain peroxide based disinfection products. At constant currency rates, sales in international markets increased 5% in the second quarter of 1999 and decreased by 3% in the first six months of 1999 compared to comparable periods in 1998.

Allergan's gross margin percentage for the second quarter of 1999 was 69.1% of net sales, which represents a 1.8 percentage point increase from the 67.3% rate for the second quarter of 1998. The gross margin percentage for the six months ended June 25, 1999 was 70.1% of net sales, which represents a 3.8 percentage point increase from the 66.3% rate for the first six months of 1998. The gross margin percentage increased in 1999 compared to the comparable periods in 1998 primarily as a result of reductions in costs of goods sold from improvement in manufacturing efficiency, and shifts in the mix of products sold to higher margin products. Gross margin in dollars increased over the second quarter of 1998 by $35.6 million or 16% as a result of the 13% increase in net sales and the 1.8 percentage point increase in gross margin percentage. For the first six months of 1999 gross margin in dollars increased over the comparable period of 1998 by $81.6 million or 21% as a result of the 14% increase in net sales and the 3.8 percentage point increase in gross margin percentage.

Operating income was $65.9 million in the second quarter of 1999 representing a $21.9 million or 50% increase over the operating income of $44.0 million for the second quarter of 1998. Such increase was the result of the $35.6 million increase in gross margin in 1999 offset by a $18.4 million increase in selling, general and administrative expense, and a $2.5 million dollar increase in Research and Development. Selling, general and administrative expenses were 41% of net sales in both 1999 and 1998. The $18.4 million increase was primarily the result of increases in spending on promotion, selling and marketing activities in 1999. Spending in such areas increased by 3.5 percentage points in 1999 compared to 1998. General and Administrative expenses decreased by 3 percentage points partially offsetting the increase in promotion, selling and marketing costs. General and administrative expenses decreased in 1999 as a result of the reductions in staff in this area resulting from a restructuring of the Company in 1998. Operating expenses in the second quarter of 1998 include $7.0 million in restructuring costs.

Operating income was $114.3 million for the six months ended June 25, 1999 compared to a loss of $93.6 million for the first six months of 1998. The loss in 1998 included a charge of $171.4 million relating to a dividend of stock of Allergan Specialty Therapeutics, Inc. (ASTI) to Allergan stockholders. ASTI was formed to conduct research and development of potential pharmaceutical products based upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. Excluding the effect of the charge for the dividend distribution of ASTI stock of $171.4 million, operating income was $77.8 million in the first six months of 1998. Operating income in 1999 of $114.3 million was $36.5

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

million, or 47% higher than adjusted operating income in 1998 of $77.8 million. Such increase was the result of the $81.6 million increase in gross margin in 1999 offset by a $43.0 million increase in selling, general and administrative expense, and a $10.1 million dollar increase in Research and Development. Selling, general and administrative expenses increased from 42% of sales in 1998 to 43% of sales in 1999. Such increase was primarily the result of increases in spending on promotion, selling and marketing activities in 1999. Spending in such areas increased by 3 percentage points in 1999 compared to 1998. General and Administrative expenses decreased by 2.6 percentage points partially offsetting the increase in promotion, selling and marketing costs. General and administrative expenses decreased in 1999 as a result of the reductions in staff in this area resulting from a restructuring of the Company in 1998. Operating expenses in the first six months of 1998 included $7.8 million in restructuring costs. Research and Development increased in 1999 as a result of increased research activity. In addition, Research and Development was reduced in 1998 as a result of a $3.8 million reimbursement to Allergan by ASTI of costs incurred by the Company in 1997.

Net earnings were $46.9 million in the second quarter of 1999, compared to $34.8 million in the second quarter of 1998. The $12.1 million increase in net earnings is primarily the result of the $21.9 million increase in operating income. Results in both years also include gains on sale of stock of Ligand Pharmaceuticals, Incorporated (Ligand) of $0.6 million in 1999 and $5.5 million in 1998. In addition, the increase in operating income was also partially offset by an increase in income taxes resulting from the increase in income before income tax.

Net earnings were $81.9 million in the first six months of 1999. Allergan recorded a net loss of $87.4 million in the first six months of 1998. The net loss in 1998 included the $171.4 million charge relating to ASTI. Non-operating income in 1998 included three significant items. The Company realized a gain of $51.8 million on its investment in Ocular Science, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The Allergan Foundation, a charitable foundation, resulting in a charge of $11.0 million. The Company and the Foundation sold their investments in OSI in the first quarter of 1998. The Company recorded a charge of $3.8 million to recognize the permanent impairment in value of certain other investments. Excluding the effect of the charge relating to ASTI and the after tax effect of three significant non-operating items discussed above, net earnings would have been $58.2 million in the first six months of 1998. Thus, net earnings of $81.9 million in the first six months of 1999 represent a $23.7 million, or 41% increase over adjusted earnings of $58.2 million in the first six months of 1998. The 1999 increase is primarily the result of the $36.5 million increase in adjusted operating income. Such increase is partially offset by a $12.0 million increase in income taxes resulting from the increase in income before income tax in 1999 compared to the adjusted income before income tax in 1998.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of June 25, 1999, the Company had a medium term note program and seven long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to an additional $60 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $30.5 million through 2000, $39.1 million through 2001 and $273.6 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of June 25, 1999, the Company had $89.0 million in borrowings under the note program and $92.2 million in borrowings under six of the credit facilities.

As of June 25, 1999, the Company has classified $61.7 million borrowed under the credit facilities as long-term debt and $30.5 million as short-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above. As of June 25, 1999, the Company had commercial paper borrowings of $28.8 million.

The net cash provided by operating activities for the six months ended June 25, 1999 was $137.2 million. The net cash used in operating activities for the six months ended June 26, 1998 was $96.8 million. Such 1998 amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first six months of 1998 was $74.6 million.

Cash used in investing activities in the first six months of 1999 was $33.5 million. Cash provided by investing activities in the first six months of 1998 was $27.1 million. Such 1998 amount included $40.8 million in proceeds from sale of OSI stock. Excluding this transaction, cash used in investing activities was $13.7 million in the first six months of 1998. The Company invested $23.0 million in new facilities and equipment during the six months ended June 25, 1999 compared to $17.7 million during the same period in 1998.

Cash used in financing activities was $63.7 million in the first six months of 1999 compared to cash provided by financing activities of $46.5 million in the first six months of 1998. Repayments of debt, net of borrowings, totaled $2.8 million in the first six months of 1999. Borrowings, net of repayments of debt totaled $111.8 million in the first six months of 1998. The borrowings in 1998 were used to make the contribution to ASTI of $200 million. The balance of the amount contributed was provided by cash from operations, the proceeds from the sale of OSI stock, and a reduction of cash and equivalents. The amounts in both years include dividend outflows of $18.6 million in 1999 and $45.4 million in 1998. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan shareholders. Cash used in financing activities includes $63.0 million in 1999 and $32.9 million in 1998 used to repurchase treasury stock.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

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

State of readiness. The Company has formed a task force to manage a four-phase process to promote global year 2000 compliance. The Company's Year 2000 Task Force is comprised of representatives from each of the Company's global functional areas. The task force is centrally managed by co-chairs from the information technology ("IT") group and from internal audit. Each global function is sponsored by a member of the Company's executive management. The task force reports to executive management on a monthly basis and to the Audit Committee of the Company's Board of Directors at its regular meetings. In addition, the Company's internal auditors have developed a program to review progress on the year 2000 project during all 1999 audits. The Company's internal auditors report to the Company's Audit Committee with the results of each audit performed. The Company has also engaged an independent third party consultant to review the Company's year 2000 processes, approaches and readiness. Furthermore, the Company participates in industry groups focusing on year 2000 issues.

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

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

YEAR 2000 (Continued)

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

The Company has completed the Phase 1 inventory and Phase 2 assessment within each of its business functions, although the Company's inventory and assessment is an on-going process as the Company continues to add and delete items in the inventory in its ordinary course of business. All business functions within Allergan are working on Phase 3 validations of their systems and relationships and expect to substantially complete their Phase 3 validations by the end of the third quarter of 1999, focusing first on business critical items. As of June 30, 1999, the Company had verified, through testing, auditing, communications with business partners and vendors and other methods, that approximately 66% of its business critical inventory items were "year 2000 compliant." This inventory includes both internal, Company-operated systems and applications and external systems, applications and enterprises.

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

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

YEAR 2000 (Continued)

In 1994, the Company committed to a broad-based strategy of replacement of core IT systems with systems using SAP R/3 software. Such systems provide control and management of manufacturing, distribution, customer service, billing, collection, purchasing and accounts payable, human resources and general accounting functions. This core system is represented by the vendor to be year 2000 compliant. The Company performed detailed year 2000 testing of its SAP processes in the first quarter of 1999 and, with two minor exceptions, did not experience adverse year 2000 issues with the software. These two minor issues with SAP have now been resolved. The Company has installed the SAP system in sites producing a majority of the Company's revenue. The Company expects that by August 1999, approximately 90% of the Company's revenue will be in sites that utilize SAP, and almost all manufacturing locations will be using SAP software. Company sites not using SAP are utilizing software that the Company has validated as year 2000 compliant for core processes.

Many items in the Company's year 2000 inventories are third party business partner relationships. The Company has mailed letters to thousands of these vendors, service providers, customers and other business partners to determine the extent to which they are prepared for the year 2000 issue. The Company has experienced a low response rate that has caused the Company's overall compliance rate to be lower than expected, especially in the selling, general and administrative areas and with respect to vendors to the manufacturing function. The Company intends to follow up with critical partners who have either declined to provide the requested assurances or have limited the scope of assurances to which they are willing to commit. The Company intends to continue to focus on these partners in the remaining months of 1999 to either confirm their compliance or to begin initiating contingency plans.

Two Allergan products include a date field in their embedded technology: the AMO(R) Prestige(R) Phacoemulsification System (model 7000 series) and the Sovereign(TM) Cataract Extraction System (model SOV680300). All other phacoemulsification equipment marketed by Allergan does not include a date field, and hence, the date problem is not applicable. The Company has tested the Sovereign(TM) system and has confirmed that it accurately processes and stores date and time information during the transition between the years 1999 and 2000 and on February 29, 2000 (leap year). The Company has also tested the Prestige(R) system and has confirmed that it accurately processes date and time information on January 1, 2000 and on February 29, 2000 (leap year).

With respect to the Prestige(R) system only, Allergan has identified an inconsistency between the display date and the hardcopy printout that occurs any year on December 31. Allergan believes that this is not a year 2000 issue and that it does not affect the safety or efficacy of the Prestige(R) system. On December 31 of any given year, the date on the display is correct, but the date on the printout reads as January 0 of the following year. Allergan is in the process of developing a software modification to correct the anomaly and intends to provide the modification free of charge to customers in 1999. Allergan expects to spend less than $150,000 to develop and distribute the modification.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

YEAR 2000 (Continued)

Costs to address the Company's year 2000 issues. In 1994, the Company chose to install SAP R/3 systems in order to establish software systems necessary to meet business needs. Costs to install SAP would have been incurred had there been no year 2000 issue. The Company estimates that it has spent less than $1 million in non-SAP out of pocket expenses through June 25, 1999 to address the year 2000 issue. The Company does not have a method in place to track the direct costs of internal employees working on the year 2000 issue. Remaining costs required to complete its year 2000 compliance project are not anticipated to be material to the Company's results of operations or financial position. The Company has funded, and intends to complete the funding of, the year 2000 compliance effort using cash provided by operations. While the Company has incurred an opportunity cost for implementing its year 2000 project, the Company has not deferred any specific IT project solely as a result of the implementation of its year 2000 effort.

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

Because the Company's year 2000 compliance is dependent upon key third parties also being year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. These third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies. There can be no assurance that the Company has effectively identified all business critical systems and relationships or that third parties who have been identified will convert their systems in a timely manner and in a way that is compatible with the Company's systems. If Allergan's systems or those of key third parties are not fully year 2000 compliant, the Company estimates that a disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, delays in receiving or making payments for products sold or purchased, errors in customer-order taking, disruption of clinical activities or delays in product development. In addition, the Company may also incur losses if governmental payment systems are inoperable or if the Company's ability to import or export products is affected by year 2000 issues in United States and foreign governmental agencies. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its efforts to address the year 2000 issue, including the development of contingency plans, will significantly reduce the adverse impact that any such disruption in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

YEAR 2000 (Continued)

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

Contingency plans are being refined for business critical IT systems. Plans for non-IT systems will be developed as a part of the assessment and validation work discussed above. In addition, the Company has formed rapid response teams to address year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. These teams are composed of both IT and non-IT personnel.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 1999 (Continued)

YEAR 2000 (Continued)

The Company has an on-going contractual relationship with a technology service company that specializes in disaster recovery support for computer systems. This company has accepted Allergan into its year 2000 recovery program, pending the completion of an updated third party Y2K Ready Analysis, scheduled in October of 1999. If granted full participation in the program, the Company will have access to the vendor's recovery facilities and resources in the event of an unanticipated hardware system failure.

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

The Company's interest rate swaps outstanding at June 25, 1999 qualify as accounting hedges and generally require the Company to pay a fixed interest rate and receive a floating rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's floating-rate debt to fixed rates and generally qualify for hedge accounting treatment.

Allergan, Inc.

The impact of interest rate risk management activities on income during the quarter ended June 25, 1999, and the amount of deferred gains and losses from interest rate risk management transactions at June 25, 1999 were not material.

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

At June 25, 1999, all of the Company's outstanding foreign exchange forward contracts were entered into to protect the value of intercompany borrowings denominated in currencies other than the lender's functional currency. These forward contracts qualify for hedge accounting treatment. As such, gains and losses recognized upon settlement of the forward contracts offset losses and gains, respectively, on the underlying intercompany receivables being hedged.

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

At June 25, 1999, all of the Company's purchased options were entered into to protect the value of anticipated, but not firmly committed transactions in Japan and Europe. The premium cost of purchased foreign exchange option

Allergan, Inc.

contracts are recorded in other current assets and amortized over the life of the option. At June 25, 1999, the Company had sold options that were entered into to offset the cost of entering into purchased options. Premiums received on sold options are recorded in deferred income and amortized over the life of the option. The Company's option contracts do not qualify for hedge accounting treatment. As such, these derivative financial instruments are recorded at fair value and gains on purchased options and losses on sold options are recognized currently in income as a component of other non-operating expense, net.

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

o The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer and distributor buying decisions in ways that Allergan cannot.

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

o Trends in the contact lens and lens care marketplace continue to impact the Company's Contact Lens Care business. These trends include technological and medical advances in surgical techniques for the correction of vision impairment such as refractive correction procedures. One-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the

Allergan, Inc.

        Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

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

o Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations. Failure of the Array(R) multifocal IOL to be designated as a "new technology IOL" by the Health Care Financing Administration could adversely affect the Company's sales and profit margin for the product.

o There is currently a political debate in the United States regarding the proposed expansion of Medicare coverage to pharmaceutical products. If measures to accomplish that coverage become law, and if those measures impose price controls on the Company's products, the Company's revenues and financial condition are likely to be materially and adversely affected.

o Uncertainties of the business include the success of the Company in identifying information technology ("IT") and non-IT systems, applications and relationships that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of governmental agencies and the Company's business partners, vendors and clients and customers in addressing the year 2000 issue. Further uncertainties and risks include the possibility of errors in Allergan's remediation efforts, inabilities to obtain or delays in obtaining replacements for non-compliant systems or equipment, delays in regulatory approvals caused by governmental failures, the Company's ability to validate new suppliers if necessary, failures in global banking systems and capital markets, extended failures by utility companies or common carriers and general economic downturn related to year 2000 failures on a global basis. If the distributors or customers of the Company's products should stockpile products in anticipation of possible product shortages, this stockpiling could challenge the Company's capacity to produce and distribute products to meet the excess demand. An even larger risk associated with stockpiling is that excess demand for the Company's products in 1999 could cause the Company to achieve stronger than expected performance in 1999, followed by weaker than expected performance in 2000 as inventories created by stockpiling are dissipated. In addition, because pharmaceutical products have limited expiration dating, if the Company manufactures more products in 1999 to meet excess demand and then accepts as returns a large amount of products that were not consumed prior to their expiration dating, the resulting loss to the Company could materially and negatively impact the Company's results of operations. Even though the Company expects an increased ability to avoid significant disruptions of its business as a

Allergan, Inc.

        result of its year 2000 readiness program, including, for instance, measures to address the stockpiling of products and the risk of unexpected returns, management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of year 2000 issues. For additional information regarding year 2000 risks and issues, see the section entitled "Year 2000" in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require the Company to include the financial position and results of operation of Allergan Specialty Therapeutics, Inc. (ASTI) in its consolidated results on a retrospective basis. The Company is currently evaluating the effect of implementation of this proposed statement. By including the results of operations of ASTI, the Company's consolidated results of operations could be adversely affected.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information.

        Deadline for Stockholder Proposals. Any stockholder of the Registrant wishing to have a proposal considered for inclusion in the Registrant's 2000 proxy solicitation materials must, in addition to other applicable requirements, set forth such proposal in writing and send the proposal to the Secretary of the Registrant so that it is received on or before November 17, 1999.

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

Date: August 9, 1999                    ALLERGAN, INC.

                                        /s/ Eric K. Brandt
                                        ----------------------------------------
                                        Eric K. Brandt
                                        Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.      Description
-------    -----------
  27       Financial Data Schedule