Form 10-Q
period 1999-09-24
ALLERGAN INC
filed 1999-11-08
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 24, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


    For The Quarter Ended September 24, 1999


                         Commission File Number 1-10269


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

As of November 1, 1999, there were 67,755,499 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 24, 1999

                                      INDEX

                                                                           Page
                                                                           -----
PART I - FINANCIAL INFORMATION

   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

              (A) Condensed Consolidated Statements of Earnings -              3
                  Three Months and Nine Months Ended
                  September 24, 1999 and September 25, 1998
              (B) Condensed Consolidated Balance Sheets -                      4
                  September 24, 1999 and December 31, 1998
              (C) Condensed Consolidated Statements of Cash Flows -            5
                  Nine Months Ended September 24, 1999 and
                  September 25, 1998
              (D) Notes to Condensed Consolidated Financial Statements      6-11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          12-21

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     22-24

   CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES        25-28

PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                                 29

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  30

 SIGNATURE                                                                    31

 EXHIBITS

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                       Three months Ended                Nine months Ended
                                   ----------------------------    ------------------------------
                                   September 24,  September 25,    September 24,    September 25,
                                       1999           1998             1999             1998
                                   -------------  -------------    -------------    -------------
Product sales
Net sales .......................    $ 346.8         $ 321.2         $ 1,025.9         $ 915.5
Cost of sales ...................      101.9            98.1             305.1           298.1
                                     -------         -------         ---------         -------
  Product gross margin ..........      244.9           223.1             720.8           617.4

Research services
Research service revenues .......       11.9             8.2              32.8            24.1
Cost of research services .......       11.0             7.6              30.6            22.4
                                     -------         -------         ---------         -------
  Research services margin ......        0.9             0.6               2.2             1.7

Operating costs and expenses
  Selling, general and
    administrative ..............      134.1           124.5             427.1           374.5
  Research and development ......       44.5            32.8             114.4            92.6
  Restructuring charges .........         --            62.8                --            70.6
  Asset write-offs ..............         --            36.0                --            36.0
  Contribution to ASTI ..........         --              --                --           171.4
                                     -------         -------         ---------         -------
Operating income (loss) .........       67.2           (32.4)            181.5          (126.0)

Nonoperating income (expense)
  Interest income ...............        3.0             2.8              10.1             8.0
  Interest expense ..............       (3.6)           (5.9)            (10.1)          (12.9)
  Gain on investments, net ......        0.2             0.2               2.3            53.7
  Contribution to Allergan
    Foundation ..................         --              --                --           (11.0)
  Other, net ....................        0.4            (1.2)              0.4            (1.6)
                                     -------         -------         ---------         -------
                                          --            (4.1)              2.7            36.2
                                     -------         -------         ---------         -------

Earnings (loss) from continuing
  operations before income
  taxes and minority interest....       67.2           (36.5)            184.2           (89.8)

Provision for income taxes ......       20.2            (5.1)             55.3            29.1

Minority interest ...............         --              --                --            (0.1)
                                     -------         -------         ---------         -------

Net earnings (loss) .............    $  47.0         $ (31.4)        $   128.9         $(118.8)
                                     =======         =======         =========         =======

Basic earnings (loss) per share      $  0.71         $ (0.48)        $    1.94         $ (1.82)
                                     =======         =======         =========         =======
Diluted earnings (loss) per share    $  0.70         $ (0.48)        $    1.90         $ (1.82)
                                     =======         =======         =========         =======

 See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                    September 24,    December 31,
                                                        1999             1998
                                                    -------------    ------------
                     ASSETS
Current assets:
        Cash and equivalents .................       $    264.9      $    181.6
        Trade receivables, net ...............            242.8           226.1
        Inventories ..........................            126.2           123.3
        Other current assets .................            134.0           130.2
                                                       --------        --------
                 Total current assets ........            767.9           661.2
Investments and other assets .................            180.4           179.2
Property, plant and equipment, net ...........            320.3           324.9
Goodwill and intangibles, net ................            159.1           169.1
                                                       --------        --------
                 Total assets ................         $1,427.7        $1,334.4
                                                       ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable ........................         $   84.7        $   48.5
        Accounts payable .....................             81.5            67.0
        Accrued expenses .....................            203.5           213.6
        Income taxes .........................             58.0            39.4
                                                       --------        --------
                 Total current liabilities ...            427.7           368.5

Long-term debt ...............................            248.0           201.1
Other liabilities ............................             73.5            68.8

Commitments and contingencies ................               --              --

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued ...........               --              --
   Common stock, $.01 par value; authorized
     150,000,000 shares; issued 67,127,000
     and 67,133,000 shares ...................              0.7             0.7
   Additional paid-in capital ................            238.6           223.0
   Accumulated other comprehensive loss ......            (43.5)           (4.3)
   Retained earnings .........................            610.6           516.3
                                                       --------        --------
                                                          806.4           735.7
   Less - treasury stock, at cost
     (1,382,000 and 1,016,000 shares) ........           (127.9)          (39.7)
                                                       --------        --------
      Total stockholders' equity .............            678.5           696.0
                                                       --------        --------
                 Total liabilities and
                   stockholders' equity ......         $1,427.7        $1,334.4
                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                      Nine months Ended
                                                                ----------------------------
                                                                September 24,  September 25,
                                                                    1999           1998
                                                                -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings/(loss) ...............................       $  128.9      $ (118.8)
        Non-cash items included in net earnings (loss):
           Depreciation and amortization ..................           51.9          56.7
           Amortization of prepaid royalties ..............            6.8           7.5
           Gain on investments, net .......................           (2.3)        (53.7)
           Contribution to Allergan Foundation ............             --          11.0
           Deferred income taxes ..........................           (4.0)         (5.2)
           Asset write-off ................................             --          36.0
           Restructuring charge ...........................             --          70.6
          (Gain) loss on disposal of assets ...............           (0.2)          0.1
           Expense of compensation plans ..................            8.2           5.8
           Minority interest ..............................             --          (0.1)
           Adjustment in reporting foreign subsidiaries ...           (2.6)         (1.0)

        Changes in assets and liabilities:
           Trade receivables ..............................          (20.7)        (24.6)
           Inventories ....................................           (3.5)          5.0
           Accounts payable ...............................           12.3          (7.2)
           Accrued expenses ...............................           (2.6)         35.4
           Income taxes ...................................           36.0          (6.8)
           Other ..........................................            3.0          (9.6)
                                                                   -------       -------
        Net cash provided by operating activities .........          211.2           1.1
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment ........          (39.1)        (31.4)
        Disposals of property, plant and equipment ........            7.7           3.4
        Proceeds from sale of investments .................            8.6          55.5
        Other, net ........................................          (29.1)        (21.1)
                                                                   -------       -------
        Net cash (used in)/provided by investing activities          (51.9)          6.4
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders .........................          (27.8)        (25.3)
        ASTI dividend .....................................             --         (28.6)
        Net borrowings under commercial paper obligations..           44.3          28.8
        Net borrowings of notes payable ...................            1.1          (8.6)
        Sale of stock to employees ........................           24.0          24.6
        Increase in long term debt ........................           17.4          59.7
        Decrease in long-term debt ........................           (1.8)         (1.8)
        Payments to acquire treasury stock ................         (125.2)        (32.9)
                                                                   -------       -------
        Net cash (used in)/provided by financing activities          (68.0)         15.9
                                                                   -------       -------
        Effect of exchange rates on cash and equivalents ..           (8.0)         (4.3)
                                                                   -------       -------
        Net increase in cash and equivalents ..............           83.3          19.1

        Cash and equivalents at beginning of period .......          181.6         180.9
                                                                   -------       -------
        Cash and equivalents at end of period .............        $ 264.9       $ 200.0
                                                                   =======       =======

     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998. The results of operations for the nine months ended September 24, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2. Components of inventory were:

                                    September 24,    December 31,
                                        1999             1998
                                    -------------    ------------
                                            (in millions)
      Finished goods                   $ 77.8           $ 75.4
      Work in process                    23.9             18.1
      Raw materials                      24.5             29.8
                                       ------           ------

        Total                          $126.2           $123.3
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

5. On October 21, 1999, the Board of Directors declared a quarterly cash dividend of $0.14 per share, payable December 9, 1999 to stockholders of record on November 18, 1999. Additionally, the Company's Board of Directors approved a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record on November 18, 1999 and payable December 9, 1999.

Allergan, Inc.

6. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations in accordance with SFAS No. 128 are as follows:


                                                                    Third Quarter
                    -----------------------------------------------------------------------------------------------------------
                                              1999                                                   1998
                    ---------------------------------------------------       -------------------------------------------------
                          Income             Shares           Per-Share          Income             Shares           Per-Share
                       (Numerator)        (Denominator)        Amount         (Numerator)        (Denominator)        Amount
                       -----------        -------------       ---------       -----------        -------------       ---------
                                                          (In millions, except per share data)
Computation of
basic EPS:
Income (loss)
available to common
stockholders              $ 47.0            66.0                $0.71           $(31.4)             65.4              $(0.48)
                                                                =====                                                 ======


Effect of dilutive
options                                      1.4                                                      --
                                           -----                                                   -----

Computation of
diluted EPS:
Income (loss)
available to common
stockholders
assuming exercises        $ 47.0            67.4                $0.70           $(31.4)             65.4              $(0.48)
                                          ======                =====                             ======              ======


                                                                     Nine Months
                    -------------------------------------------------------------------------------------------------------------
                                              1999                                                   1998
                    ---------------------------------------------------       ---------------------------------------------------
                          Income             Shares           Per-Share       Income/loss)          Shares          Per-Share
                       (Numerator)        (Denominator)        Amount         (Numerator)        (Denominator)        Amount
                       -----------        -------------        ------         -----------        -------------        ------
                                                          (In millions, except per share data)
Computation of
basic EPS:
Income (loss)
available to common
stockholders             $128.9              66.3              $1.94           $(118.8)             65.4             $(1.82)
                                                               =====                                                ======

Effect of dilutive
options                                        1.6                                                     --
                                             -----                                                    -----

Computation of
diluted EPS:
Income (loss)
available to common
stockholders
assuming exercises        $128.9              67.9              $1.90           $(118.8)             65.4             $(1.82)
                                             =====              =====                               =====             ======

Allergan, Inc.

Options to purchase 1,100,000 shares of common stock at an exercise price of $110.00 per share were outstanding at September 24, 1999. These options were not included in the computation of diluted earnings per share at September 24, 1999 because the effect would be antidilutive.

At September 25, 1998, options to purchase 3,970,000 shares of common stock at prices ranging from $13.50 per share to $52.88 per share were outstanding since dates ranging from December 13, 1988 through July 29, 1998. These options were not included in the computation of diluted earnings per share for the three and nine months ended September 24, 1998 because the effect would be antidilutive due to the loss for the periods.

7. The components of comprehensive income are:

                                                                       Third Quarter
                         -----------------------------------------------------------------------------------------------------
                                                1999                                                 1998
                         -----------------------------------------------         ---------------------------------------------
                                                 Tax                                                  Tax
                           Before-tax          (expense)      Net-of-tax         Before-tax        (expense)        Net-of-tax
                             amount           or benefit        amount             amount         or benefit          amount
                           ----------         ----------      ----------         -----------      ----------        ----------
                                                                      (in millions)
Foreign currency
translation
adjustments                  $(11.3)                --         $(11.3)             $ 2.2               --             $ 2.2

Unrealized holding
gains/(losses)
arising during
period                         (3.6)              $1.3           (2.3)              (7.9)            $ 2.9             (5.0)

Reclassification
adjustment for
net gains
realized in net
earnings (loss)                (0.2)               0.1           (0.1)              (0.2)              0.1             (0.1)
                             ------               ----          -----              -----             -----           ------
Other comprehensive
loss                         $(15.1)              $1.4          (13.7)             $(5.9)            $ 3.0             (2.9)
                             ======               ====                             =====             =====

Net earnings (losses)                                            47.0                                                 (31.4)
                                                                -----                                                ------
Total comprehensive
income (loss)                                                   $33.3                                                $(34.3)
                                                                =====                                                =======

Allergan, Inc.

                                                                     Nine Months Ended
                         --------------------------------------------------------------------------------------------------------
                                         September 24, 1999                                   September 25, 1998
                         -----------------------------------------------         ------------------------------------------------
                                                 Tax                                                  Tax
                           Before-tax          (expense)      Net-of-tax         Before-tax        (expense)        Net-of-tax
                             amount           or benefit        amount             amount         or benefit          amount
                           ----------         ----------      ----------         ----------       ----------        ----------
                                                                       (in millions)
Foreign currency
translation
adjustments                 $(38.8)                 --         $(38.8)           $  3.4                 --            $   3.4

Unrealized holding
gains/(losses)
arising during
period                         1.6              $(0.5)            1.1              28.2             $ (9.7)              18.5

Reclassification
adjustment for
net gains realized
in net earnings
(loss)                        (2.3)               0.8            (1.5)            (53.7)              18.8              (34.9)
                            ------              -----           -----            ------             ------             ------
Other
comprehensive loss          $(39.5)             $ 0.3           (39.2)           $(22.1)            $  9.1              (13.0)
                            ======              =====                            ======             ======

Net earnings (loss)                                             128.9                                                  (118.8)
                                                               ------                                                 -------

Total comprehensive
income (loss)                                                  $ 89.7                                                 $(131.8)
                                                               ======                                                 =======

8. Business Segment Information

In 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting financial and descriptive information regarding an enterprise's operating segments. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 47.8% and 47.9% of total product net sales for the quarters ended September 24, 1999 and September 25, 1998, respectively, and 48.7% and 46.8% of total product net sales for the nine month periods ended September 24, 1999 and September 25, 1998, respectively. No other country, or single customer, generates over 10% of total product net sales.

Allergan, Inc.

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

GEOGRAPHIC OPERATING SEGMENTS


                                                  Net Sales                  Operating Income/(Loss)
                                          -------------------------          ------------------------
                                          3rd Qtr.         3rd Qtr.          3rd Qtr.        3rd Qtr.
(in millions)                              1999              1998              1999            1998
-----------------------------------------------------------------------------------------------------
United States                              $164.2           $152.5            $ 70.0          $ 76.3
Europe                                       89.9             89.7              28.7             9.0
Asia Pacific                                 55.6             42.1               5.7             2.0
Other                                        35.6             35.4               7.4             3.0
                                           -----------------------            ----------------------
Segments total                              345.3            319.7             111.8            90.3
Manufacturing operations                      1.5              1.5              38.1            16.5
Research and development                                                       (44.5)          (32.8)
Research services margin                                                         0.9             0.6
Restructuring charge                                                              --           (62.8)
Asset write-off                                                                   --           (36.0)
Elimination of inter-company
  profit                                                                       (52.2)             --
General corporate                                                               13.1            (8.2)
                                           ------------------------           ----------------------
Total                                      $346.8           $321.2            $ 67.2          $(32.4)
                                           =======================            ======================

Allergan, Inc.

GEOGRAPHIC OPERATING SEGMENTS (continued)

                                                  Net Sales                        Operating Income/(Loss)
                                              Nine Months Ended                       Nine Months Ended
                                        ------------------------------         --------------------------------
                                        September 24,    September 25,         September 24,      September 25,
(in millions)                              1999              1998                  1999               1998
---------------------------------------------------------------------------------------------------------------
United States                            $  494.8           $423.4               $ 193.9            $ 217.3
Europe                                      274.4            262.8                  76.1               23.4
Asia Pacific                                149.0            120.3                  12.3                6.9
Other                                       102.8            104.4                  20.0                8.9
                                         -------------------------               --------------------------
Segments total                            1,021.0            910.9                 302.3              256.5
Manufacturing operations                      4.9              4.6                  99.9               34.1
Research and development                                                          (114.4)             (92.6)
Research services margin                                                             2.2                1.7
Restructuring charge                                                                  --              (70.6)
Asset write-offs                                                                      --              (36.0)
Elimination of inter-company
  profit                                                                          (146.3)                --
Contribution to ASTI                                                                  --             (171.4)
General corporate                                                                   37.8              (47.7)
                                         -------------------------               --------------------------
Total                                    $1,025.9           $915.5               $ 181.5            $(126.0)
                                         =========================               ==========================

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999

RESULTS OF OPERATIONS

The following table compares 1999 and 1998 net sales by Product Line for the third quarter and year-to-date periods:

                                             Three Months Ended                   Nine Months Ended
                                        ------------------------------     -------------------------------
                                         September 24,   September 25,     September 24,     September 25,
                                             1999             1998              1999               1998
                                        -------------    -------------     -------------     -------------
                                                                  ($ millions)
Net Sales by Product Line

Specialty pharmaceuticals
     Eye Care Pharmaceuticals              $141.2           $131.0           $  424.7           $369.8
     Skin Care                               16.3             22.3               58.0             57.6
     BOTOX(R)/Neuromuscular                  43.1             31.9              121.9             88.1
                                           ------           ------           --------           ------
                                            200.6            185.2              604.6            515.5
Medical devices and OTC
  product lines
     Ophthalmic Surgical                     54.4             47.1              158.5            139.0
     Contact Lens Care                       91.8             88.9              262.8            261.0
                                           ------           ------           --------           ------

Total Net Sales                            $346.8           $321.2           $1,025.9           $915.5
                                           ======           ======           ========           ======

For the quarter ended September 24, 1999 total net sales increased by $25.6 million or 8% to $346.8 million as compared to the third quarter of 1998. Net sales for the nine months ended September 24, 1999 were $1,025.9 million, a 12% increase from the comparable 1998 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $6.0 million or 2% for the quarter ended September 24, 1999 and by $20.3 million or 2% for the nine months ended September 24, 1999. At constant currency rates, sales increased $31.6 million or 10% during the quarter, and $130.7 million or 14% for the nine months ended September 24, 1999 compared with the same periods last year. Eye Care Pharmaceutical sales were reduced from the amounts that would have been reported at constant currency rates by $8.7 million in the third quarter and by $23.7 million in the first nine months of 1999 primarily as a result of the devaluation of the Brazilian real in 1999. Contact Lens Care sales were increased from the amounts that would have been reported at constant currency rates by $2.9 million in the third quarter and by $5.1 million in the first nine months of 1999 primarily as a result of the strengthening of the Japanese yen in 1999, partially offset by weakness in Euro denominated currencies.

The $25.6 million increase in net sales in the third quarter and the $110.4 million increase in the first nine months of 1999 were primarily the result of increases in sales in three product lines. Sales of Botox(R) Purified Neurotoxin Complex increased by $11.2 million in the third quarter and $33.8 million in the first nine months of 1999. Eye Care Pharmaceutical sales increased by $10.2 million in the third quarter and $54.9 million in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

the first nine months of 1999. Surgical sales increased by $7.3 million in the third quarter and $19.5 million in the first nine months of 1999. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes it currently controls over 80 percent of the worldwide market for neurotoxins including Botox(R). Next year a competitor is expected to introduce a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox(R) sales may decrease in the future as a result of this new competition. Eye Care Pharmaceutical sales increased primarily because of growth in sales of Alphagan(R) ophthalmic solution. Surgical sales increased primarily as a result of increased sales of silicone intraocular lenses (IOLs) and strong sales in international markets of an acrylic IOL first introduced in 1998. Such increases were partially offset by a decrease in sales in PMMA IOLs.

Allergan's gross margin percentage for the third quarter of 1999 was 70.6% of net sales, which represents a 1.1 percentage point increase from the 69.5% rate for the third quarter of 1998. The gross margin percentage for the nine months ended September 24, 1999 was 70.3% of net sales, which represents a 2.9 percentage point increase from the 67.4% rate for the first nine months of 1998. The gross margin percentage increased in 1999 compared to the comparable periods in 1998 primarily as a result of reductions in costs of goods sold from improvement in manufacturing efficiency, and shifts in the mix of products sold to higher margin products. Gross margin in dollars increased over the third quarter of 1998 by $21.8 million or 10% as a result of the 8% increase in net sales and the 1.1 percentage point increase in gross margin percentage. For the first nine months of 1999 gross margin in dollars increased over the comparable period of 1998 by $103.4 million or 17% as a result of the 12% increase in net sales and the 2.9 percentage point increase in gross margin percentage.

Operating income was a loss of $32.4 million in the third quarter of 1998. Such loss included special charges of $62.8 million for restructuring costs and $36.0 million in asset write-offs. Excluding the effect of the special charges in 1998, operating income was $66.4 million in the third quarter of 1998 compared to $67.2 million in the third quarter of 1999. The $0.8 million increase in operating income was the result of the $21.8 million increase in gross margin offset by increases of $9.6 million in selling, general and administrative expense, and $11.7 million in research and development. Selling, general, and administrative expense increased primarily as a result of a decrease in income items included in the results for both years. During the third quarter, Allergan received $12.9 million in product licensing fees in 1998 and $3.0 million in 1999. Research and development costs increased in 1999 as a result of expansion of research activities in 1999.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

Operating income was $181.5 million for the nine months ended September 24, 1999 compared to a loss of $126.0 million for the first nine months of 1998. The loss in 1998 included a charge of $171.4 million relating to a dividend of stock of Allergan Specialty Therapeutics, Inc. (ASTI) to Allergan stockholders. ASTI was formed to conduct research and development of potential pharmaceutical products based upon Allergan's retinoid and neuroprotective technologies. Allergan contributed $200 million and certain related technologies to ASTI prior to the dividend distribution. The loss in 1998 included special charges of $70.6 million for restructuring costs and $36.0 million in asset write-offs. Excluding the effect of the charge for the dividend distribution of ASTI stock of $171.4 million and the special charges totaling $106.6 million, operating income was $152.0 million (hereinafter referred to as adjusted operating income) in the first nine months of 1998. Operating income in 1999 of $181.5 million was $29.5 million, or 19% higher than adjusted operating income in 1998 of $152.0 million. Such increase was the result of the $103.4 million increase in gross margin in 1999 offset by a $52.6 million increase in selling, general and administrative expense, and a $21.8 million dollar increase in research and development. Selling, general and administrative expenses increased from 41% of sales in 1998 to 42% of sales in 1999. Such increase was primarily the result of increases in spending on promotion, selling and marketing activities in 1999. Spending in such areas increased by 1.9 percentage points in 1999 compared to 1998. General and administrative expenses decreased by 2.3 percentage points partially offsetting the increase in promotion, selling and marketing costs. General and administrative expenses decreased in 1999 as a result of the reductions in staff in this area resulting from a restructuring of the Company in 1998. Research and development increased in 1999 as a result of increased research activity. In addition, research and development was reduced in 1998 as a result of a $3.8 million reimbursement to Allergan by ASTI of costs incurred by the Company in 1997.

Net earnings were $47.0 million in the third quarter of 1999. Allergan recorded a net loss of $31.4 million in the third quarter of 1998. The net loss in the third quarter of 1998 included the after tax effect of the special charges for restructuring costs of $42.6 million and asset write-offs of $31.2 million. Excluding the after tax effect of the special charges, net earnings were $42.4 million (hereinafter referred to as adjusted net earnings). Net earnings in 1999 increased by $4.6 million over the adjusted net earnings amount for the third quarter of 1998. Such increase was the result of the $0.8 million increase in operating income, a $2.3 million decrease in interest expense and a $1.9 million favorable change in the effects of foreign currency translation.

Net earnings were $128.9 million in the first nine months of 1999. Allergan recorded a net loss of $118.8 million in the first nine months of 1998. The net loss in 1998 included the $171.4 million charge relating to

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

ASTI and the special charges of $70.6 million for restructuring costs and $36.0 million in asset write-offs. Non-operating income in 1998 included three significant items. The Company realized a gain of $51.8 million on its investment in Ocular Sciences, Inc. (OSI) stock. The Company contributed a portion of its OSI stock to The Allergan Foundation, a charitable foundation, resulting in a charge of $11.0 million. The Company and the Foundation sold their investments in OSI in the first quarter of 1998. The Company recorded a charge of $3.8 million to recognize the permanent impairment in value of certain other investments. Excluding the effect of the charge relating to ASTI and the after tax effect of the special charges and the three significant non-operating items discussed above, net earnings would have been $106.1 million in the first nine months of 1998. Thus, net earnings of $128.9 million in the first nine months of 1999 represent a $22.8 million, or 21.5% increase over adjusted earnings of $106.1 million in the first nine months of 1998. The 1999 increase is primarily the result of the $29.5 million increase in adjusted operating income. Such increase is partially offset by a $10.0 million increase in income taxes resulting from the increase in earnings before income tax in 1999 compared to the adjusted earnings before income tax in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 1999, the Company had a medium-term note program and eight long-term credit facilities, one of which supports a commercial paper borrowing arrangement. The note program allows the Company to issue up to an additional $60 million in notes on a non-revolving basis. The credit facilities allow for borrowings of up to $35.5 million through 2000, $45.1 million through 2001, $14.4 million through 2002, and $277.0 million through 2003. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of September 24, 1999, the Company had $89.0 million in borrowings under the note program, $121.1 million in borrowings under seven of the credit facilities, and $86.8 million in commercial paper borrowings.

As of September 24, 1999, the Company has classified $86.8 million of commercial paper borrowings as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the nine months ended September 24, 1999 and September 25, 1998 was $211.2 million and $1.1 million, respectively. Such 1998 amount includes the $171.4 million charge relating to ASTI. Excluding such charge, cash provided by operating activities in the first nine months of 1998 was $172.5 million.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash used in investing activities in the first nine months of 1999 was $51.9 million. Cash provided by investing activities in the first nine months of 1998 was $6.4 million. Such 1998 amount included $40.8 million in proceeds from the sale of OSI stock. Excluding this transaction, cash used in investing activities was $34.4 million in the first nine months of 1998. The Company invested $39.1 million in new facilities and equipment during the nine months ended September 24, 1999 compared to $31.4 million during the same period in 1998.

Cash used in financing activities was $68.0 million in the first nine months of 1999 compared to cash provided by financing activities of $15.9 million in the first nine months of 1998. Borrowings, net of repayments of debt, totaled $61.0 million in the first nine months of 1999 and $78.1 million in the first nine months of 1998. Cash used in financing activities includes $125.2 million in 1999 and $32.9 million in 1998 used to repurchase treasury stock. The borrowings in 1999, along with cash provided by operations, were used to repurchase treasury stock. The borrowings in 1998 were used to make the contribution to ASTI of $200 million. The balance of the amount contributed was provided by cash from operations, the proceeds from the sale of OSI stock, and a reduction of cash and equivalents. The amounts in both years include dividend outflows of $27.8 million in 1999 and $53.9 million in 1998. The 1998 dividends include $28.6 million representing the dividend of ASTI stock to Allergan stockholders.

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

The Company is in the final stages of a process to address the year 2000 issue with respect to computer systems and applications within the Company. In addition, the process extends to relationships with key suppliers, governmental entities, customers and other business partners who are also expected to be impacted by year 2000 issues. The discussion below provides a description of the Company's activities to address year 2000 compliance and minimize disruption to the Company's business.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

YEAR 2000 (Continued)

STATE OF READINESS. The Company formed a task force in 1998 to manage a four-phase process to promote global year 2000 compliance. The Company's Year 2000 Task Force is comprised of representatives from each of the Company's global functional areas. The task force is centrally managed by co-chairs from the information technology ("IT") group and from internal audit. Each global function is sponsored by a member of the Company's executive management. The task force reports to executive management on a monthly basis and to the Audit Committee of the Company's Board of Directors at its regular meetings. In addition, the Company's internal auditors have developed a program to review progress on the year 2000 project during all 1999 audits. The Company's internal auditors report to the Company's Audit Committee with the results of each audit performed. The Company also engaged an independent third party consultant to review the Company's year 2000 processes, approaches and readiness.
Furthermore, the Company participates in industry groups focusing on year 2000 issues.

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

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

YEAR 2000 (Continued)

The Company has completed the Phase 1 inventory and Phase 2 assessment within each of its business functions, although the Company's inventory and assessment is an on-going process as the Company continues to add and delete items in the inventory in its ordinary course of business. All business functions within Allergan continue to work on Phase 3 validations of their systems and relationships but have substantially completed their Phase 3 validations of business critical items. As of September 30, 1999, the Company had verified, through testing, auditing, communications with business partners and vendors and other methods, that approximately 89% of its business critical inventory items were "year 2000 compliant." This inventory includes both internal, Company-operated systems and applications and external systems, applications and enterprises. The vast majority of inventory items classified by Allergan as non-compliant are external to Allergan, such as suppliers and customers.

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

In 1994, the Company committed to a broad-based strategy of replacement of core IT systems with systems using SAP R/3 software. Such systems provide control and management of manufacturing, distribution, customer service, billing, collection, purchasing and accounts payable, human resources and general accounting functions. This core system is represented by the vendor to be year 2000 compliant. The Company performed detailed year 2000 testing of its SAP processes in the first quarter of 1999 and, with two minor exceptions, did not experience adverse year 2000 issues with the software. These two minor issues with SAP have now been resolved. The Company has installed the SAP system in sites producing a majority of the Company's revenue. Approximately 90% of the Company's revenue is generated from sites that utilize SAP, and almost all manufacturing locations are using SAP software. Company sites not using SAP are utilizing software that the Company has validated as year 2000 compliant for core processes.

Many items in the Company's year 2000 inventories are third party business partner relationships. The Company has mailed letters to thousands of these vendors, service providers, customers and other business partners to

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

YEAR 2000 (Continued)

determine the extent to which they are prepared for the year 2000 issue. The Company has experienced a mediocre response rate that has caused the Company's overall compliance rate to be lower than expected, especially in the selling, general and administrative areas and with respect to vendors to the manufacturing function. The Company intends to continue to follow up with critical partners who have either declined to provide the requested assurances or have limited the scope of assurances to which they are willing to commit. The Company intends to continue to focus on these partners in the remaining months of 1999 to either confirm their compliance or to begin initiating contingency plans.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. In 1994, the Company chose to install SAP R/3 systems in order to establish software systems necessary to meet business needs. Costs to install SAP would have been incurred had there been no year 2000 issue. The Company estimates that it has spent less than $1 million in non-SAP out of pocket expenses through September 30, 1999 to address the year 2000 issue. The Company does not have a method in place to track the direct costs of internal employees working on the year 2000 issue. Remaining costs required to complete its year 2000 compliance project are not anticipated to be material to the Company's results of operations or financial position. The Company has funded, and intends to complete the funding of, the year 2000 compliance effort using cash provided by operations. While the Company has incurred

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

YEAR 2000 (Continued)

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

Because the Company's year 2000 compliance is dependent upon key third parties also being year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. These third parties include wholesalers, distributors, managed care organizations, hospitals, suppliers, clinical researchers, research partners and government agencies. Unlike computer systems, it is impossible to fully analyze a third party's readiness. There can be no assurance that the Company has effectively identified all business critical systems and relationships or that third parties who have been identified will convert their systems in a timely manner and in a way that is compatible with the Company's systems. If Allergan's systems or those of key third parties are not fully year 2000 compliant, the Company estimates that a disruption in operations could occur. Such a disruption could result in delays in the manufacturing process, the distribution of finished goods or receipt of raw materials, delays in receiving or making payments for products sold or purchased, errors in customer-order taking, disruption of clinical activities or delays in product development. In addition, the Company may also incur losses if governmental payment systems are inoperable or if the Company's ability to import or export products is affected by year 2000 issues in United States and foreign governmental agencies. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its efforts to address the year 2000 issue, including the development of contingency plans, will significantly reduce the adverse impact that any such disruption in business might have. In any event, even where the Company has developed contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful. Notwithstanding the foregoing, the Company has no reason to believe that its exposure to the risks of lack of supplier and customer year 2000 readiness is any greater than the exposure to such risk that affects its competitors generally.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 1999 (Continued)

YEAR 2000 (Continued)

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

THE COMPANY'S CONTINGENCY PLANS. As discussed above, the development of contingency plans is an integral part of the process of verification of business risk. The Company has developed contingency plans for all business critical items. These contingency plans are action plans to keep the Company in operation and to address the flow of products to the consumer should there be a failure in systems despite the testing and validation performed to determine and eliminate such risks. Such plans include development of backup procedures and manual work-arounds, identification of alternate suppliers, and possible increases in inventory levels of raw materials or finished goods.

In addition, the Company has formed rapid response teams to address year 2000 issues as they arise, notwithstanding the efforts described above to identify and eliminate such problems. These teams are composed of both IT and non-IT personnel. The rapid response teams will be working with a third party consulting firm to conduct several tabletop exercises during the fourth quarter of 1999 to test the response process.

The Company has an on-going contractual relationship with a technology service company that specializes in disaster recovery support for computer systems. As required by the technology service company, the Company has completed a Y2K Ready Analysis and thus has been granted full participation in their Y2K Ready program. The Company therefore believes that it will have access to the vendor's recovery facilities and resources in the event of an unanticipated hardware system failure.

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

The Company's interest rate swaps outstanding at September 24, 1999 qualify as accounting hedges and generally require the Company to pay a fixed interest rate and receive a floating rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's floating-rate debt to fixed rates and generally qualify for hedge accounting treatment.

The impact of interest rate risk management activities on income during the quarter ended September 24, 1999, and the amount of deferred gains and losses from interest rate risk management transactions at September 24, 1999 were not material.

Allergan, Inc.

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

At September 24, 1999, all of the Company's outstanding foreign exchange forward contracts were entered into to protect the value of intercompany borrowings denominated in currencies other than the lender's functional currency. These forward contracts qualify for hedge accounting treatment. As such, gains and losses recognized upon settlement of the forward contracts offset losses and gains, respectively, on the underlying intercompany receivables being hedged.

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

At September 24, 1999, all of the Company's purchased options were entered into to protect the value of anticipated, but not firmly committed, transactions in Japan and Europe. The premium cost of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option. At September 24, 1999, the Company had sold options that were entered into to offset the cost of entering into

Allergan, Inc.

purchased options. Premiums received on sold options are recorded in deferred income and amortized over the life of the option. At September 24, 1999 some of the Company's option contracts did not qualify for hedge accounting treatment. As such, these derivative financial instruments are recorded at fair value and gains on purchased options and losses on sold options are recognized currently in income as a component of other non-operating expense, net.

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below.

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

Allergan, Inc.

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

o Uncertainties of the business include the success of the Company in identifying information technology ("IT") and non-IT systems, applications and relationships that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of governmental agencies and the Company's business partners, vendors and clients and customers in addressing the year 2000 issue. Further uncertainties and risks include the possibility of errors in Allergan's remediation efforts, inabilities to obtain or delays in obtaining replacements for non-compliant systems or equipment, delays in regulatory approvals caused by governmental failures, the Company's ability to validate new suppliers, if necessary, failures in global banking systems and capital markets, extended failures by utility companies or common carriers and general economic downturn related to year 2000 failures on a global basis. If the distributors or customers of the Company's products should stockpile products in anticipation of possible product shortages, this stockpiling could challenge the Company's capacity to produce and distribute products to meet the excess demand. An even larger risk associated with stockpiling is that excess demand for the Company's products in 1999 could cause the Company to achieve stronger than expected performance in 1999, followed by

Allergan, Inc.

     weaker than expected performance in 2000 as inventories created by stockpiling are dissipated. In addition, because pharmaceutical products have limited expiration dating, if the Company manufactures more products in 1999 to meet excess demand and then accepts as returns a large amount of products that were not consumed prior to their expiration dating, the resulting loss to the Company could materially and negatively impact the Company's results of operations. Even though the Company expects an increased ability to avoid significant disruptions of its business as a result of its year 2000 readiness program, including, for instance, measures to address the stockpiling of products and the risk of unexpected returns, management cannot provide any assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of year 2000 issues. For additional information regarding year 2000 risks and issues, see the section entitled "Year 2000" in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

o A large part of the Company's sales are generated outside of the United States. The Company's business is therefore subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company's products are sold or manufactured. Management cannot provide assurances that it can successfully avoid or manage these risks.

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

Allergan, Inc.

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

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require the Company to include the financial position and results of operations of Allergan Specialty Therapeutics, Inc. (ASTI) in its consolidated results on a retrospective basis. The Company is currently evaluating the effect of implementation of this proposed statement. By including the results of operations of ASTI, the Company's consolidated results of operations could be adversely affected.

PART II - OTHER INFORMATION

Item 5. Other Information.

        ANNUAL MEETING.

        The Company's next annual stockholders' meeting will be held on Wednesday, April 26, 2000 at 10:00 A.M.

        NOMINATION OF DIRECTORS.

        The Restated Certificate of Incorporation of the Company provides that any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or United States mail, postage prepaid, to Francis R. Tunney, Jr., Secretary, Allergan, Inc., 2525 Dupont Drive, Irvine, CA 92612. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the address provided not less than 30 days nor more than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 40 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of the stockholder and (ii) the class and number of shares of the Company's stock which are beneficially owned by the stockholder on the date of such stockholder notice. The Company may require any proposed nominee to furnish such other information as may be reasonably required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits.
          (numbered in accordance with Item 601 of Regulation S-K)

           3.1     First Amendment to Allergan, Inc. Bylaws.

          10.1 First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated 1999).

          10.2     Third Amendment to Allergan, Inc. Pension Plan (Restated
                   1996).

          10.3 First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (Restated 1996).

          10.4 First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996).

          10.5 First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 1998).

          10.6 Fourth Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 1996).

          10.7 Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan.

          10.8     First Amendment to Allergan, Inc. 1999 Management Bonus Plan.

          27       Financial Data Schedule


        -   Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 8, 1999                       ALLERGAN, INC.


                                             /s/ ERIC K. BRANDT
                                             -----------------------------------
                                             Eric K. Brandt
                                             Principal Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER    DESCRIPTION
         -------   -----------
           3.1     First Amendment to Allergan, Inc. Bylaws.

          10.1 First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated 1999).

          10.2     Third Amendment to Allergan, Inc. Pension Plan (Restated
                   1996).

          10.3 First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (Restated 1996).

          10.4 First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996).

          10.5 First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 1998).

          10.6 Fourth Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 1996).

          10.7 Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan.

          10.8     First Amendment to Allergan, Inc. 1999 Management Bonus Plan.

          27       Financial Data Schedule