Form 10-K405
period 1999-12-31
ALLERGAN INC
filed 2000-03-16
CIK 850693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           COMMISSION FILE NO. 1-10269

                                 ALLERGAN, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       DELAWARE                                                 95-1622442
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

            2525 DUPONT DRIVE
           IRVINE, CALIFORNIA                                       92612
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number: (714) 246-4500

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                             which each class registered
--------------------------------                     ---------------------------
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

                             Yes [X]        No [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $7,256,000,000 on January 28, 2000, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of January 28, 2000 - 134,254,772 shares (including 4,606,555 shares held in treasury).

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

         Parts I, II, III and IV incorporate certain information by reference from the registrant's proxy statement for the annual meeting of stockholders to be held on April 26, 2000, which proxy statement was filed with the Securities and Exchange Commission on March 16, 2000.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1.    Business...........................................................1
Item 2.    Properties........................................................15
Item 3.    Legal Proceedings.................................................15
Item 4.    Submission of Matters to a Vote of Security Holders...............15
Item I-A.  Executive Officers of Allergan, Inc...............................16

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................19
Item 6.    Selected Financial Data...........................................19
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........19
Item 8.    Financial Statements and Supplementary Data.......................19
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................19

PART III

Item 10.   Directors and Executive Officers of Allergan, Inc.................20
Item 11.   Executive Compensation ...........................................20
Item 12.   Security Ownership of Certain Beneficial Owners and Management....20
Item 13.   Certain Relationships and Related Transactions....................20

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...21

SIGNATURES .................................................................S-1
INDEX OF EXHIBITS ..........................................................S-3
SCHEDULE   .................................................................S-8
EXHIBITS   ..............................(Attached to this Report on Form 10-K)

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

         Allergan was originally incorporated in California in 1948, became known as Allergan Corporation in 1950, and reincorporated in Delaware in 1977. In 1980, the Company was acquired by SmithKline Beecham plc (then known as "SmithKline Corporation" and herein "SmithKline"). The Company operated as a wholly-owned subsidiary of SmithKline from 1980 until 1989 when Allergan again became a stand-alone public company through a spin-off distribution by SmithKline.

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

         On December 9, 1999 the Company implemented a two-for-one stock split effected as a dividend to stockholders of record on November 18, 1999. All historical information contained in this report has been adjusted to reflect the 1999 stock split.

ALLERGAN BUSINESSES

         The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                YEAR ENDED DECEMBER 31
                                           --------------------------------
                                             1999        1998        1997
                                           --------    --------    --------
                                                     (IN MILLIONS)
Specialty Pharmaceuticals:
         Eye Care Pharmaceuticals          $  571.2    $  505.3    $  408.5
         Skin Care                             76.6        80.6        80.6
         Botox(R)/Neuromuscular               175.8       125.3        90.1
                                           --------    --------    --------
                   Total                      823.6       711.2       579.2

Medical Devices and OTC Product Lines:
         Ophthalmic Surgical                  222.9       193.6       182.2
         Contact Lens Care                    359.7       356.9       376.6
                                           --------    --------    --------
                   Total                      582.6       550.5       558.8

         Total Product Net Sales           $1,406.2    $1,261.7    $1,138.0
                                           ========    ========    ========

Domestic                                       48.1%       46.2%       42.8%
International                                  51.9%       53.8%       57.2%


See Note 13 of Notes to Consolidated Financial Statements on pages A-39 to A-41 of the Company's Proxy Statement filed on March 16, 2000 for further information concerning foreign and domestic operations.

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

         The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure. Allergan's largest selling eye care pharmaceutical product is Alphagan(R) ophthalmic solution, which was approved by the United States Food and Drug Administration ("FDA") in September 1996 for the treatment of open-angle glaucoma and ocular hypertension. Sales of Alphagan(R) ophthalmic solution represented 4%, 9% and 12% of total Company sales in 1997, 1998 and 1999, respectively. The period of new chemical entity exclusivity in the United States for Alphagan(R) ophthalmic solution extends for five years from the date of approval. In March 1997, Alphagan(R) was also approved in the United Kingdom, and in October 1997, the Company received approval to market Alphagan(R) ophthalmic solution in 14 of the 15 member states of the European Union through the mutual recognition filing process. At the end of 1999, Alphagan(R) was approved in over 50 countries worldwide. In July 1998, the Company entered into an agreement with Santen Pharmaceutical Co., Ltd., granting Santen exclusive distribution rights for brimonidine (the compound marketed by Allergan under the Alphagan(R) brand name) in Japan. Under this agreement, Santen agreed to assume responsibility for future product development of brimonidine and for obtaining Ministry of Health approval in Japan. Allergan retained the option to co-promote or co-market brimonidine in Japan with Santen.

         The Company also markets Betagan(R) ophthalmic solution, a topical beta blocker used in the treatment of glaucoma, and Propine(R) ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991 and they both face generic competition from several companies including Bausch & Lomb and Alcon Laboratories, Inc. (a division of Nestle). In addition, the Company markets its own generic version of these two products.

         In December 1999, the FDA approved the marketing of Alocril(TM) ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. In February 2000, the Company entered into an agreement with Dura Pharmaceuticals, Inc. to commercialize Alocril(TM) ophthalmic solution, with Allergan promoting to ophthalmologists and Dura promoting primarily to primary care practitioners and respiratory specialists. Allergan launched the product in March 2000.

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

         Allergan's major products in the anti-infective market are Ocuflox(R)/Oflox(R)/Exocin(R) ophthalmic solution, a fluroquinolone which treats bacterial conjunctivitis and corneal ulcers, Blephamide(R) ophthalmic suspension, a topical anti-inflammatory and anti-infective, and Polytrim(R) ophthalmic solution, a synthetic antimicrobial which treats surface ocular bacterial infections. Blephamide(R), Pred Forte(R) and Polytrim(R) ophthalmic solutions no longer have patent protection and face generic competition. In September 1999 Allergan entered into a multi-year agreement with McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson, to commercialize Ocuflox(R) ophthalmic solution in the U.S. pediatric and selected general practitioner markets.

         Allergan has filed a new drug application with the FDA for Restasis(TM) ophthalmic emulsion for the treatment of chronic dry eye disease. An advisory committee to the FDA voted against recommending approval of the drug in July 1999, a decision that is not binding on the FDA. In August 1999, the FDA issued an "approvable letter" to the Company, indicating several points the Company must address before the application will be approved. The Company submitted a formal response to the FDA in the fourth quarter of 1999 and awaits the FDA's final determination. Also during the fourth quarter of 1999, the Company filed a Marketing Authorization Application for Restasis(TM) through the Mutual Recognition Process in Europe.

         In addition to its eye care pharmaceuticals, Allergan markets a variety of artificial tear products for various needs, under a range of brand names worldwide, led by the Refresh(R) brand. In the United States, the Refresh(R) brand includes Refresh Plus(R), the category unit dose leader, Refresh Tears(R), the leading multi-dose product, and Refresh P.M.(R), for overnight relief of dry eye. Allergan also markets Celluvisc(R) in the United States


--------

(1) Acular(R) is a registered trademark of and is licensed from its developer Syntex (U.S.A.) Inc.

for severe dry eye. Other Allergan brands marketed around the world include the Lerin(R), Liquifilm Tears(R) and Lacri-Lube(R) S.O.P.(R) products.

Skin Care Product Line

         Building upon its strength in marketing to medical specialties and taking advantage of synergies in research and development, Allergan's skin care business develops, manufactures and markets therapeutic as well as cosmetic skin care products, primarily in the United States. In June 1997, the Company received approval from the FDA to market Tazorac(R) (tazarotene topical gel) 0.05% and 0.1% (the trade name for Zorac(R) topical gel in the United States and Canada) for the treatment of plaque psoriasis and acne. In November 1999, the Company entered into an agreement with 3M Pharmaceuticals to co-promote Tazorac(R) gel in the U.S. dermatology market.

         Outside of the U.S., the Company entered into an agreement in February 1999 with Pierre Fabre Dermatologie, an affiliate of the private French company, Pierre Fabre, to commercialize tazarotene (Zorac(R)) in continental Europe and nearby territories. And, in April 1999 Allergan formed a marketing, sales and development partnership with Bioglan Pharma Plc to commercialize Zorac(R) gel in the United Kingdom, Ireland, Denmark, Sweden, Finland and other international markets, including certain countries in the Middle East and Africa.

         Azelex(R) cream for the topical treatment of mild to moderate inflammatory acne vulgaris was launched in the U.S. in December 1995 and has been well received in the market. The therapeutic product line also includes Elimite(R) cream for the treatment of scabies, and Gris-Peg(R) tablets, a systemic anti-fungal product. Patent protection for Elimite(R) cream in the United States has expired, and the product now faces generic competition. In 1999 the Company divested three older pharmaceutical products which were not being actively promoted: Naftin(R) gel, Erygel(R) topical gel and Erymax(R) topical solution. The Company also develops, manufactures and markets glycolic acid-based skin care products. In 1999 the Company divested its aesthetician salon and retail-based alpha hydroxy acid products as part of an initiative to focus on the M.D. Forte(R) line of products marketed to and dispensed by physicians.

Botox(R)/Neuromuscular

         Allergan's Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. Sales of Botox(R) Purified Neurotoxin Complex represented 8%, 9.9% and 13% of total Company sales in 1997, 1998 and 1999, respectively. The Company markets Botox(R) Purified Neurotoxin Complex in the United States and in 66 other countries. The approved indications for Botox(R) in the United States are for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness) and strabismus (misalignment of the eyes) in people 12 years of age and over.

         The Company is working to expand the approved indications for Botox(R) Purified Neurotoxin Complex in the United States. In 1998, the Company exercised its option to acquire the exclusive worldwide rights to U.S. and foreign patents for the use of botulinum toxin to treat migraine headaches, and the Company has filed an investigational new drug application with the FDA for the migraine headache indication for Botox(R). Clinical development for the migraine and tension headache indications are currently in Phase 2. In addition, the Company has orphan drug designations from the FDA for two indicated uses for Botox(R) Purified Neurotoxin Complex: cervical dystonia and juvenile cerebral palsy. The Company initiated Phase 3 clinical trials in 1999 in the United States for the juvenile cerebral palsy indication, and the Company sought supplemental approval for the cervical dystonia indication during 1999. If the Company gains approval for one or both uses before any other manufacturer of the same designated botulinum toxin serotype, the Company will be entitled to seven years of exclusive marketing rights in the United States for those uses. Botox(R) is also in Phase 3 clinical development in the United States for hyperfunctional facial lines (cosmetic brow furrows) and Phase 3 in the United States and Europe for low back pain associated with muscle spasm. The Company started Phase 3 clinical development for adult spasticity post-stroke in 1999.

         Outside of the United States, the Company is marketing Botox(R) Purified Neurotoxin Complex in 66 countries around the world. The Company continues to pursue expanded indications for Botox(R) outside of the U.S. Botox(R) Purified Neurotoxin Complex has been approved in 39 countries outside of the U.S. for the treatment of cervical dystonia and hemifacial spasm and in 31 countries outside of the U.S. for the treatment of lower limb spasticity in pediatric cerebral palsy patients, two years of age or older. In 1999, the Company received approval in Switzerland to market Botox(R) Purified Neurotoxin Complex for the treatment of upper limb spasticity associated with debilities occurring after a stroke. Subsequent filings throughout Europe for this indication are expected in 2000. In addition, in January 2000 the Company received regulatory approval in Japan for the hemifacial spasm indication. And, the Company has initiated a Phase 3 program in Europe for the treatment of axillary hyperhidrosis (excessive sweating).

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

         The Company manufactures its own bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex. The process to create bulk toxin is technically complicated and difficult. Any failure of the Company to maintain an adequate supply of bulk toxin could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex with a resulting decrease in sales of the product.

MEDICAL DEVICES AND OTC PRODUCT LINES

Ophthalmic Surgical Product Line

         Allergan's ophthalmic surgical business develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic refractive surgical products.

         The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can eventually lead to blindness. Most patients affected by cataracts can be surgically treated by removing the clouded lens and replacing it with an IOL. The Company currently offers a full line of products used in the performance of cataract surgery, including PMMA, silicone monofocal and multi-focal and an acrylic IOL.

         Sales of all models of the Company's IOLs represented 11%, 10% and 10% of total Company sales in 1997, 1998 and 1999, respectively. Intraocular lenses marketed by Allergan for small incision cataract surgery include the PhacoflexII(R)SI-30NB(R) foldable small incision IOL, introduced in April 1993, the SI-40NB(R) foldable small incision IOL, introduced in 1995, the PhacoflexII(R)SI-55NB(R), introduced in 1997, and the Sensar(R) IOL, which was introduced in Europe in 1998 and was approved for marketing in the United States in

February 2000. Along with foldable IOLs, the Company also markets a series of insertion systems for each of its foldable lens models, referred to as The UnFolder(R) implantation systems. The systems assist the surgeon in achieving controlled release of the IOL in the smallest incisions. Small incision surgery is a less invasive procedure, and generally, smaller incisions lead to less induced astigmatism and faster visual recovery for the patient. The Array(R) multifocal IOL was approved for marketing in the United States in September 1997. It is also available in Brazil and several European countries including Germany, France and Italy. The Company believes that the Array(R) multifocal IOL will be viewed by ophthalmic surgeons and cataract patients as a significant improvement in IOL design, providing improved quality of life due to enhanced near vision.

         Small incision IOLs continue to grow in popularity along with increasing use of phacoemulsification, a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Phacoemulsification requires only a three to four millimeter incision, compared to incisions of up to 12 millimeters for other techniques. According to a 1997 survey of members of the American Society of Cataract and Refractive Surgery, phacoemulsification is currently utilized in more than 90% of cataract procedures in the United States. In 1993 Allergan introduced the Prestige(R) phacoemulsification machine. Prestige(R) makes small-incision cataract surgery easier than other phacoemulsification machines by using a sophisticated microprocessor that monitors vacuum and fluid in the eye. In January 1995, Allergan acquired Optical Micro Systems, Inc. ("OMS"). This acquisition, along with the acquisition of the Ioptex business in 1994, provided the Company with additional IOL and phacoemulsification equipment product offerings and proprietary technologies. The AMO(R)Diplomax(R) phacoemulsification machine, launched in the U.S. by the Company in November 1995, is the first OMS phaco-technology system introduced since the acquisition. In 1999, the Company launched the Sovereign(TM) phacoemulsification system, which offers advanced fluidics technology and enhanced power modulations. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery. And, in 1998, the Company became a distributor of BioLon(TM)2 viscoelastic in the United States under an agreement with Akorn, Inc. The Company has partnered with Allegiance Healthcare Corporation to provide custom surgical procedure packs to its U.S. customers and intends to offer this service in Europe in 2000.

Contact Lens Care Product Line

         The Company has been doing business in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; and enzymatic cleaners to remove protein deposits from contact lenses. In the area of disinfecting products, the Company offers products that can be used in both the hydrogen peroxide and convenient chemical systems. Allergan's leading hydrogen peroxide system products are the Oxysept 1Step(R)/UltraCare(R) hydrogen peroxide neutralizer/disinfection system, with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Complete(R) brand Multi-Purpose solution is the Company's convenient, one-bottle chemical disinfection system for soft contact lenses. The Company currently markets Complete(R) brand Multi-Purpose solution worldwide, including Japan as of 1999. Complete(R) brand ComfortPLUS(TM) Multi-Purpose solution, the Company's latest product upgrade, contains a proprietary comfort formulation for longer, more comfortable contact lens wear. One-bottle systems, including the Company's product, continue to gain popularity with consumers.


------------------
(2) BioLon(TM) is a trademark owned and licensed from Bio-Technology General Corporation.

         In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F(R) Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company's contact lens care product business in Japan.

         Sales of the Company's hydrogen peroxide disinfection systems represented 11%, 10% and 7% of total Company sales in 1997, 1998 and 1999, respectively. The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

         In 2000 Allergan is launching a new eye drop for contact lens wearers called Refresh Contacts(R) to help provide comfort and protection from dryness and irritation.

EMPLOYEE RELATIONS

         At December 31, 1999, the Company employed 5,969 persons throughout the world, including 2,296 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

         The Company believes that international markets represent a significant opportunity for continued growth. International sales have represented approximately 57.2%, 53.8% and 51.9% of total sales for the years ended December 31, 1997, 1998, and 1999 respectively. Allergan believes that its well-established international market presence provides it with an advantage, enabling the Company to maximize the return on its investment in research, product development and manufacturing.

         Allergan established its first foreign subsidiary in 1964 and currently sells products in approximately 100 countries. Marketing activities are coordinated on a worldwide basis and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

SALES AND MARKETING

         Allergan maintains global marketing and regional sales organizations. Supplementing the sales efforts and promotional activities aimed at eye care professionals, as well as neurologists outside the U.S., who use, prescribe and recommend its products, Allergan has been focusing increasingly on managed care providers. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company's specialty therapeutic products are sold to drug wholesalers, independent and chain drug stores, commercial optical chains, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists. At December 31, 1999, the Company employed approximately 1,400 sales representatives throughout the world.

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

         At December 31, 1999, there were, in the aggregate, over 930 people involved in the Company's research and development efforts. The Company's research and development expenditures for 1997, 1998, and 1999 were $131.2 million, $125.4 million, and $168.4 million respectively, excluding amounts spent by the Company on behalf of Allergan Ligand Retinoid Therapeutics, Inc. and Allergan Specialty Therapeutics, Inc. In April 1999, the Company announced plans for a $70 million expansion of its research and development facilities in Irvine, California, enabling the Company to hire approximately 300 new research scientists and other professionals by 2003.

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

         Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs.

         Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex to include treatment for cervical dystonia, juvenile cerebral palsy, spasticity, migraine and tension headache pain, back pain, brow furrow and hyperhidrosis.

         Research and development in the contact lens care business is aimed at systems that are effective and more convenient for patients to use, and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer. The Company believes that continued development and commercialization of disinfection systems that are both easy-to-use and efficacious will be important for the future success of this part of the Company's business.

         From 1992 to 1994, the Company and Ligand Pharmaceuticals Incorporated ("Ligand") operated a joint venture for the purpose of performing certain research and development activities. In December 1994, Allergan and Ligand formed a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to function as the successor to the joint venture. In November 1997, pursuant to the exercise of its stock purchase option, Ligand acquired all of the stock of ALRT. At the same time, pursuant to the exercise of its asset purchase option, Allergan acquired an interest in one-half of all technologies, cash and other assets of ALRT. The initial agreements between Allergan and Ligand provided for a joint research, development and commercialization arrangement following such option exercises. In connection with the option exercises,

Allergan and Ligand amended their agreements so that, among other things, ALRT compounds and development programs were divided between Allergan and Ligand, and each party received exclusive rights to ALRT technology for use with their respective compounds and programs, subject to certain royalty and milestone payment obligations.

         In 1997 the Company formed a new subsidiary, Allergan Specialty Therapeutics, Inc. ("ASTI"), to conduct research and development of potential pharmaceutical products based on the Company's retinoid and neuroprotective technologies. In March 1998, the Company distributed all ASTI Class A Common Stock to the Company's stockholders, who received one share of ASTI Class A Common Stock for each 20 shares of Allergan common stock held as of the record date.

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

         The Company has also entered into a series of collaboration agreements to further its research and development efforts:

o In November 1996, the Company entered into a collaboration agreement with Cambridge NeuroScience, Inc. ("CNSI") to develop new treatments for glaucoma and other serious ophthalmic diseases. CNSI specializes in glutamate ion channel-blocker and sodium channel technology. In 1999, the Company extended this agreement to November 2000.

o In September 1997, the Company entered into an exclusive collaboration agreement with ACADIA Pharmaceuticals Inc. (formerly Receptor Technologies) to identify receptor-selective compounds with respect to certain targets, develop receptor arrays and probes specific for G-protein coupled and other receptors and facilitate the establishment of drug discovery programs.

o In July 1998, the Company entered into a multi-year research and development collaboration with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias.

o In July 1998, the Company entered into an agreement with Santen Pharmaceutical Co., Ltd., whereby Santen assumed responsibility for future product development of brimonidine and for obtaining Japanese marketing approval in exchange for distribution rights in Japan. Brimonidine is a compound marketed by Allergan under the brand name Alphagan(R).

o        In June 1999, Allergan entered into a license agreement with XOMA Ltd.
         under which Allergan obtained exclusive rights to globally develop and commercialize XOMA's recombinant, bactericidal/permeability increasing protein in combination with other anti-infectives in products to treat ophthalmic infections.

o In July 1999, the Company entered into a license and research collaboration agreement with ACADIA Pharmaceuticals Inc. to discover, develop and commercialize compounds for glaucoma based on receptor subtype-selective muscarinic lead compounds.

o In October 1999, the Company announced an agreement with AXYS Advanced Technologies, Inc. to provide Allergan with a diverse compound screening library consisting of small molecule compounds and with technologies for reproducing and expanding the library chemistries.

o In December 1999, the Company and Boehringer Ingelheim entered into a license for Allergan to develop and commercialize epinastine for the treatment of ocular allergies.

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

COMPETITION

         Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle), Bausch & Lomb and its acquired businesses, Chiron Vision and Storz Ophthalmics, CIBA Vision Ophthalmics (a division of Novartis), Merck & Co., Inc. and Pharmacia Ophthalmics (a subsidiary of Pharmacia & Upjohn). These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including, among others, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In the market for neurotoxins, the Company has one competitor in Europe, Asia and New Zealand, Beaufour Ipsen, and anticipates competition in the United States and Europe in 2000 from Athena Neurosciences, Inc., a subsidiary of Elan Corporation, PLC. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

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

         In 1996, Congress examined the regulatory burdens imposed on drug and medical device manufacturers by the FDA in its product approval processes. In 1997, Congress enacted legislation intended to ameliorate those burdens. Among other things, the Food and Drug Administration Modernization Act of 1997 ("FDAMA") extends the Prescription Drug User Fee Act for another five years; expands access to investigational drugs; authorizes FDA to approve a new drug application on the basis of the results of one clinical trial, if the results are sufficient to establish effectiveness; provides incentives in the form of extended market exclusivity for companies who conduct qualified pediatric clinical studies; otherwise seeks to streamline and facilitate the drug approval process; permits the dissemination of scientific and medical information regarding a product's unapproved uses under specific circumstances; and expands FDAMA inspectional authority over non-prescription drugs. FDAMA also seeks to improve the regulation of medical devices. Much of FDAMA became effective in 1998, with implementation regulations effective in late 1998 and early 1999. The Company has not experienced material effects of FDAMA to date.

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

         A new EU regulatory regime has been installed to cover medical devices. This regulatory process became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more extensive system for medicinal products under which they were formerly regulated. The EU regulatory system for cosmetics, which covers many of the Company's skin care products, has been extended to include, among other aspects, formal maintenance of a technical file, a safety assessment, data on undesirable effects, good manufacturing practice and extended labeling requirements.

         In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed facility fee which includes a $150 allowance to cover the cost of the IOL. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs. In its effort to reduce Medicare expenditures, Congress may lower the IOL allowance below $150. The Medicare Technical Corrections Bill of 1994 directed the U.S. Health Care Financing Administration ("HCFA") to establish a system through which the agency would pay ASCs and hospitals a rate above $150 for "new technology IOLs." HCFA has issued final rules which implement this mandate. Allergan has filed for "new technology" status for the Array (R) multifocal IOL and the SI-40NB(R) and SI-55NB(R) monofocal IOLs.

         The Company's pharmaceutical products are not currently covered by Medicare, but proposals to amend Medicare coverage to include pharmaceuticals are currently in debate in the United States. Such coverage could impose price controls on the Company's products. If implemented, price controls could materially and adversely affect the Company's revenues and financial condition.

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

o The manufacturing process to create bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex with a resulting decrease in sales of the product.

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

o The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

o Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations. Failure of the Array(R) multifocal IOL to be designated as a "new technology IOL" by HCFA will adversely affect the Company's profit margin for the product.

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

o The Company's business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company's products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

o The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

o In past years, the Company has taken steps designed to improve its gross profit margin, including continued emphasis on new products as well as the closure of certain plants and other cost-cutting measures. In particular, the Company announced comprehensive plans in the third quarter of 1998 to streamline operations and reduce costs through global G&A restructuring and manufacturing consolidation. Whether these steps will succeed in improving gross profit margin depends in part on whether sales of new products will result in a more favorable mix of products, and on whether the anticipated cost savings can be achieved and sustained.

o Future performance will be affected by the introduction of new products. The Company has allocated significant resources to the development and introduction of new products. The successful development, regulatory approval and market acceptance of the products cannot be assured.

o There are intrinsic uncertainties associated with Research & Development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections, respectively, which are incorporated herein by reference.

o In February 1999, the Financial Accounting Standards Board ("FASB") released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require the Company to include the financial position and results of operation of Allergan Specialty Therapeutics, Inc. in its consolidated results. The Company continues to evaluate the effect of implementation of this proposed statement. By including the results of operations of ASTI, the Company's consolidated results of operations could be adversely affected. In addition, in 1999 the Emerging Issues Task Force ("EITF") of the FASB began deliberating Issue No. 99-16 relating to the appropriate methods of accounting for entities similar to ASTI. Certain alternatives under consideration by the EITF would require the Company to account for the activities of ASTI in the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         Allergan's operations are conducted in owned and leased facilities located throughout the world. The Company believes its present facilities are adequate for its current needs. Its headquarters and primary administrative and research facilities are located in Irvine, California. The Company has three additional facilities in California, two for raw material support (one leased and one owned) and one leased administrative facility. The Company owns one facility in Texas for manufacturing and warehousing, and the Company operates two facilities in Puerto Rico for manufacturing and warehousing. One of the Puerto Rico facilities is leased and the other is owned. As previously announced, the Company intends to close the facility that it owns in 2001.

         Outside of the United States and Puerto Rico, the Company owns and operates three manufacturing and warehousing facilities located in Brazil, Ireland and China. Other material facilities include one owned facility for administration and warehousing in Argentina; leased warehouse facilities in Mexico and Japan; leased administrative facilities in Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Spain and the United Kingdom; and one leased facility in Japan used for administration and research and development.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in various litigation and claims arising in the ordinary course of business which Allergan considers to be normal in view of the size and nature of its business.

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

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

         The executive officers of the Company and their ages as of March 1, 2000 are as follows:

David E.I. Pyott                        46      President and Chief Executive Officer

F. Michael Ball                         44      Corporate Vice President and President, North
                                                America Region and Global Eye Rx Business

Eric K. Brandt                          37      Corporate Vice President and Chief Financial
                                                Officer (Principal Financial Officer)

David A. Fellows                        43      Corporate Vice President and President,
                                                Asia Pacific Region

James M. Hindman, CPA                   39      Senior Vice President and Controller

Lester J. Kaplan, Ph.D.                 49      Corporate Vice President and President, Research
                                                and Development and Global BOTOX(R)

George M. Lasezkay, Pharm.D., J.D.      48      Corporate Vice President, Corporate Development

Nelson R. A. Marques                    48      Corporate Vice President and President, Latin
                                                America Region

James V. Mazzo                          42      Corporate Vice President and President,
                                                Europe/Africa/Middle East Region and Global Lens
                                                Care Products

Jacqueline Schiavo                      51      Corporate Vice President, Worldwide Operations

Francis R. Tunney, Jr.                  52      Corporate Vice President - Administration, General
                                                Counsel and Secretary

Dwight J. Yoder, CPA                    54      Senior Vice President (Principal Accounting Officer)

         Officers are appointed by and hold office at the pleasure of the Board of Directors.

         Mr. Pyott became President and Chief Executive Officer in January 1998. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG from 1995 until December 1997. From 1992 to 1995 Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota and General Manager of Sandoz Nutrition, Barcelona, Spain from 1990 to 1992. Prior to that Mr. Pyott held various positions within Sandoz Nutrition group from 1980.

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

         Mr. Brandt has been Corporate Vice President and Chief Financial Officer since May 1999. Prior to joining the Company, Mr. Brandt held various positions with the Boston Consulting Group ("BCG") from 1989, culminating in Vice President and Partner, and a senior member of the BCG Health Care practice. While at BCG, Mr. Brandt was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. Mr. Brandt joined the Company in 1999.

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

         Mr. Hindman has been Senior Vice President and Controller since January 2000 and prior thereto was Vice President, Financial Planning & Analysis since February 1997. Prior to that he served 12 years in a variety of positions at the Company, including Plant Controller, Director of Manufacturing Planning and Reporting, Director of Finance (Northwest Europe), and Assistant Corporate Controller. Mr. Hindman first joined the Company in 1984.

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

         Mr. Marques has been Corporate Vice President and President, Latin America since October 1998. Prior to that he served 18 years with Alcon, where he held a variety of positions, including President, Alcon Laboratories do Brasil Ltda. from 1994 until 1998. Mr. Marques joined the Company in 1998.

         Mr. Mazzo has been Corporate Vice President and President, Europe/Africa/Middle East Region since April 1998 and in May 1998 he also assumed the duties of President of Global Lens Care Products. He had been Senior Vice President Eyecare/Rx Sales and Marketing, U.S. since June 1997 during which time he served as acting President Europe/Africa/Middle East Region from October
- December 1997. Prior to that he served 11 years in a variety of positions at the Company, including Director, Marketing (Canada), Vice President and Managing Director (Italy) and Senior Vice President Northern Europe. Mr. Mazzo first joined the Company in 1980.

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

         Mr. Yoder has been Senior Vice President from January 2000, prior to which he had been Senior Vice President and Controller from July 1996 and Vice President and Controller since joining the Company in 1990. Mr. Yoder will retire in June 2000. He is also the Chief Financial Officer of Allergan Specialty Therapeutics, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The section entitled "Market Prices of Common Stock and Dividends" on page A-47 of the Proxy Statement is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

           The table entitled "Selected Financial Data" on page A-47 of the Proxy Statement is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 1999" on pages A-2 to A-17 of the Proxy Statement is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The section entitled "Quantitative and Qualitative Disclosures About Market Risk" on pages A-13 to A-16 of the Proxy Statement is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements, including the notes thereto, included on pages A-18 to A-43 of the Proxy Statement, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Proxy Statement included on pages A-45 and A-46, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ALLERGAN, INC.

           Information under this Item is included on pages 2-4 of the Proxy Statement in the section entitled "Election of Directors" and is incorporated herein by reference. Information with respect to executive officers is included on pages 16-18 of this Form 10-K.

         The information required by Item 405 of Regulation S-K is included on page 8 of the Proxy Statement under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

           The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 15-24 and pages 6-7, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 13-14 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The sections entitled "Other Matters" and "Compensation Committee Interlocks and Insider Participation" on pages 7-8 and page 23, respectively, of the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Index to Financial Statements*

                                                                                        PAGE(S) IN
                                                                                      PROXY STATEMENT
                                                                                      ---------------
     1.   Financial Statements included in Part II of this report:

           Independent Auditors' Report ...............................................    A-45

           Consolidated Balance Sheets at December 31, 1999 and December 31, 1998......    A-18

           Consolidated Statements of Operations for Each of the Years
           in the Three Year Period Ended December 31, 1999 ...........................    A-19

           Consolidated Statements of Stockholders' Equity for Each of the Years
           in the Three Year Period Ended December 31, 1999............................    A-20

           Consolidated Statements of Cash Flows for Each of the Years
           in the Three Year Period Ended December 31, 1999 ...........................    A-21

           Notes to Consolidated Financial Statements .................................A-22 to A-43

------------------
* Incorporated by reference from the indicated pages of the Company's Proxy Statement filed with the Securities and Exchange Commission on March 16, 2000.

     2.   Schedules Supporting the Consolidated Financial Statements:

                                                                                          PAGE IN
                                                                                        THIS REPORT
                                                                                        -----------
           Schedule numbered in accordance with Rule 5-04 of Regulation S-X:

           II Valuation and Qualifying Accounts.......................................      S-8

           All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the last quarter of 1999.

(c)        Item 601 Exhibits

           Reference is made to the Index of Exhibits beginning at page S-3 of this report.

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


Date: March 16, 2000                     ALLERGAN, INC.



                                         By:  /s/ DAVID E.I. PYOTT
                                              ----------------------------------
                                              David E.I. Pyott
                                              President, Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 16, 2000                     By:   /s/ DAVID E.I. PYOTT
                                              ----------------------------------
                                              David E.I. Pyott
                                              President, Chief Executive Officer



Date: February 17, 2000                  By:  /s/ ERIC K. BRANDT
                                              ----------------------------------
                                              Eric K. Brandt
                                              Corporate Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



Date: March 16, 2000                     By:  /s/ DWIGHT J. YODER
                                              ----------------------------------
                                              Dwight J. Yoder
                                              Senior Vice President
                                              (Principal Accounting Officer)



Date: February 18, 2000                  By:  /s/ HERBERT W. BOYER
                                              ----------------------------------
                                              Herbert W. Boyer, Ph.D.,
                                              Chairman of the Board


Date: March 16, 2000                     By:  /s/ RONALD M. CRESSWELL
                                              ----------------------------------
                                              Ronald M. Cresswell, Director



Date: February 28, 2000                  By:  /s/ HANDEL E. EVANS
                                              ----------------------------------
                                              Handel E. Evans, Director



Date: March 16, 2000                     By:  /s/ MICHAEL R. GALLAGHER
                                              ----------------------------------
                                              Michael R. Gallagher, Director



Date: March 16, 2000                     By:  /s/ WILLIAM R. GRANT
                                              ----------------------------------
                                              William R. Grant, Director

Date: March 16, 2000                     By:  /s/ GAVIN S. HERBERT
                                              ----------------------------------
                                              Gavin S. Herbert, Director and
                                              Chairman Emeritus



Date: March 16, 2000                     By:  /s/ LESTER J. KAPLAN
                                              ----------------------------------
                                              Lester J. Kaplan, Ph.D., Director



Date: March 16, 2000                     By:  /s/ KAREN R. OSAR
                                              ----------------------------------
                                              Karen R. Osar, Director



Date: March 16, 2000                     By:  /s/ LOUIS T. ROSSO
                                              ----------------------------------
                                              Louis T. Rosso, Director



Date: March 16, 2000                     By:  /s/ LEONARD D. SCHAEFFER
                                              ----------------------------------
                                              Leonard D. Schaeffer, Director



Date: March 16, 2000                     By:  /s/ HENRY WENDT
                                              ----------------------------------
                                              Henry Wendt, Director

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

 3.1 Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the Quarter ended June 30,
               1995)

 3.3 First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)

 4.1 Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000

 4.2           Rights Agreement, dated January 25, 2000, between Allergan, Inc.
               and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on January 28, 2000)

10.1 Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1992)*

10.2 Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended March 27,
               1998)*

10.3 First Amendment to Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.4 Allergan, Inc. Deferred Directors' Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

10.5 Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.6 Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)

10.7 First Amendment to Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended June 30,
               1996)

10.8 Second Amendment to Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.9 Third Amendment to the Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter ended June 26,
               1998)

10.10 Fourth Amendment to Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter ended September 24,
               1999)

10.11 Fifth Amendment to Restated Allergan, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 28, 2000)

10.12 Restated Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed January 28, 2000)

10.13 First Amendment to the Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)

10.14 Second Amendment to the Allergan, Inc. Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 28, 2000)

10.15 Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

10.16 $250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated as of May 10, 1996 among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Agent and Bank of America National Trust and Savings Association, as Co-Agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)

10.17 Amendment No. 1 to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 26, 1998)

10.18 Restated Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)

10.19 First Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.20 Second Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended June 26, 1998)

10.21 Third Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)

10.22 Fourth Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on January 28, 2000)

10.23 Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.24 First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.25 Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.26 Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

10.27 First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.28 Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.29 Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company's Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999) *

10.30 First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.31 Allergan, Inc. 2000 Management Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on January 28, 2000)*

10.32          Distribution Agreement dated March 4, 1994 between Allergan, Inc.
               and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.33 Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94157, filed January 6, 2000)*

10.34 Allergan, Inc. Stock Price Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)*

10.35 Letter Agreement between Allergan, Inc. and William C. Shepherd dated September 27, 1997 (incorporated by reference to Exhibit
               10.22 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)*

10.36 Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and Allergan Specialty Therapeutics, Inc. ("ASTI") (incorporated by reference to Exhibit 10.23 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.37 Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 27, 1998)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------

10.38 License Option Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit
               10.25 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.39 Distribution Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit
               10.26 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

21             List of Subsidiaries of the Company

23 Report and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859,
               333-25891, 33-55061, 33-69746, 333-64559, and 333-70407,
               333-94155 and 333-94157.

27             Financial Data Schedule

----------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                  SCHEDULE II

                                 ALLERGAN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                  (IN MILLIONS)

            BALANCE AT                                         BALANCE
            BEGINNING                                          AT END
             OF YEAR        ADDITIONS        DEDUCTIONS        OF YEAR
            ----------      ---------        ----------        -------
1999           $6.7           $0.3(a)           $1.6(b)         $5.4
               ----           ----              ----            ----

1998           $6.8           $1.1(a)           $1.2(b)         $6.7
               ----           ----              ----            ----

1997           $7.5           $1.8(a)           $2.5(b)         $6.8
               ----           ----              ----            ----


----------
(a)  Provision charged to earnings.

(b)  Accounts written off.