Form 10-Q
period 2000-03-31
ALLERGAN INC
filed 2000-05-12
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  March 31, 2000
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
   MARCH 31, 2000                                               1-10269

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

As of April 28, 2000 there were 129,576,601 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             (A) Condensed Consolidated Statements of Earnings -
                   Three Months Ended March 31, 2000 and March 26, 1999      3

             (B) Condensed Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999                      4

             (C) Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2000 and March 26, 1999      5

             (D) Notes to Condensed Consolidated Financial Statements     6-10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         11-13

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           14-15

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
             AND ITS BUSINESSES                                          16-18

PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               20

Signature                                                                   21

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                     Three months Ended
                                                  -------------------------
                                                  March 31,       March 26,
                                                    2000             1999
                                                  ---------       ---------
Product Sales
Net sales                                          $ 376.2         $ 311.3
Cost of sales                                        103.4            89.7
                                                   -------         -------
         Product gross margin                        272.8           221.6

Research Services
Research service revenues, primarily
  from a related party                                15.6             9.8
Cost of research services                             14.8             9.1
                                                   -------         -------
         Research services margin                      0.8             0.7

Operating costs and expenses
         Selling, general and administrative         165.5           143.9
         Technology fees from related party           (0.8)           (1.7)
         Research and development                     45.7            31.7
                                                   -------         -------

Operating income                                      63.2            48.4

Nonoperating income (expense)
         Interest income                               3.9             3.3
         Interest expense                             (4.9)           (3.3)
         Gain on investment, net                        --             1.5
         Other, net                                   (0.1)            0.8
                                                   -------         -------
                                                      (1.1)            2.3
                                                   -------         -------
Earnings before income taxes
  and minority interest                               62.1            50.7

Provision for income taxes                            18.6            15.7
                                                   -------         -------
Net earnings                                       $  43.5         $  35.0
                                                   =======         =======
Basic earnings per share                           $  0.33         $  0.26
                                                   =======         =======
Diluted earnings per share                         $  0.33         $  0.26
                                                   =======         =======

     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                                  March 31,       December 31,
                                                                    2000              1999
                                                                  ---------       ------------
                                     ASSETS
Current assets:
        Cash and equivalents                                      $  291.6         $  162.9
        Trade receivables, net                                       238.1            253.2
        Inventories                                                  132.2            130.7
        Other current assets                                         127.1            150.7
                                                                  --------         --------
                          Total current assets                       789.0            697.5
Investments and other assets                                         160.4            160.8
Property, plant and equipment, net                                   328.6            330.3
Goodwill and intangibles, net                                        147.9            150.5
                                                                  --------         --------
                 Total assets                                     $1,425.9         $1,339.1
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                             $   87.0         $   85.3
        Accounts payable                                              68.4             80.5
        Accrued expenses                                             160.1            170.7
        Income taxes                                                  76.8             83.4
                                                                  --------         --------
                 Total current liabilities                           392.3            419.9
Long-term debt                                                       307.7            208.8
Other liabilities                                                     78.0             75.8

Commitments and contingencies                                           --               --

Minority interest                                                      0.1              0.1

Stockholders' equity:
        Preferred stock, $.01 par value;
          authorized 5,000,000 shares; none issued                      --               --
        Common stock, $.01 par value;
          authorized 150,000,000 shares;
          issued 134,255,000 shares                                    1.3              1.3
        Additional paid-in capital                                   251.9            245.5
        Accumulated other comprehensive loss                         (51.6)           (49.3)
        Retained earnings                                            669.6            651.1
                                                                  --------         --------
                                                                     871.2            848.6
        Less - treasury stock, at cost
          (4,581,000 and 4,436,000 shares)                          (223.4)          (214.1)
                                                                  --------         --------
                 Total stockholders' equity                          647.8            634.5
                                                                  --------         --------
                 Total liabilities and
                   stockholders' equity                           $1,425.9         $1,339.1
                                                                  ========         ========

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                          Three months Ended
                                                                       ------------------------
                                                                       March 31,      March 26,
                                                                         2000           1999
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $ 43.5         $ 35.0
  Non-cash items included in net earnings:
    Depreciation and amortization                                         18.6           20.5
    Amortization of prepaid royalties                                      1.8            0.1
    Gain on investments                                                     --           (1.5)
    Deferred income taxes                                                  7.6           (0.5)
    Loss (gain) on sale of assets                                          0.9           (0.2)
    Expense of compensation plans                                          1.9            3.9
    Adjustment in reporting of foreign subsidiaries                       (3.2)          (1.6)
  Changes in assets and liabilities:
    Trade receivables                                                     11.7           15.9
    Inventories                                                           (1.5)          (5.2)
    Accounts payable                                                     (11.7)          14.0
    Accrued liabilities                                                   (8.6)         (20.5)
    Income taxes                                                          (1.7)          14.8
    Other                                                                 10.5            7.5
                                                                        ------         ------
    Net cash provided by operating activities                             69.8           82.2
                                                                        ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (10.0)         (11.2)
  Disposals of property, plant and equipment                               0.8            0.8
  Proceeds from sale of investments                                         --            5.3
  Other, net                                                              (2.3)         (15.3)
                                                                        ------         ------
    Net cash used in investing activities                                (11.5)         (20.4)
                                                                        ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                                              (10.4)          (9.3)
  Net borrowings (repayments) under commercial paper obligations         101.7          (20.4)
  Net borrowings of notes payable                                          0.6            1.6
  Sale of stock to employees                                               8.2           15.5
  Increase in long term debt                                                --            3.0
  Decrease in long term debt                                              (0.6)          (0.6)
  Payments to acquire treasury stock                                     (29.6)         (18.3)
                                                                        ------         ------

    Net cash provided by (used in) financing activities                   69.9          (28.5)
                                                                        ------         ------

Effect of exchange rate changes on cash and equivalents                    0.5           (5.4)
                                                                        ------         ------
    Net increase in cash and equivalents                                 128.7           27.9

Cash and equivalents at beginning of period                              162.9          181.6
                                                                        ------         ------
Cash and equivalents at end of period                                   $291.6         $209.5
                                                                        ======         ======
Supplemental disclosure of cash flow information
  Cash paid during the three months ended for
    Interest (net of capitalization)                                    $  3.5         $  1.9
                                                                        ======         ======
    Income taxes                                                        $ 14.2         $  2.7
                                                                        ======         ======

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2. On October 21, 1999, the Company's Board of Directors approved a two for one stock split in the form of a 100% stock dividend. All share and per share data is stated to reflect the split.

3. Components of inventories were:

                                        March 31,   December 31,
                                          2000         1999
                                        ---------   ------------
                                            (in millions)
                Finished goods           $ 91.5        $ 87.5
                Work in process            18.4          13.3
                Raw materials              22.3          29.9
                                         ------        ------
                  Total                  $132.2        $130.7
                                         ======        ======

4. Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

5. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that the ultimate disposition of these matters would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

6. On April 26, 2000 the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable June 16, 2000 to stockholders of record on May 26, 2000. Additionally, at the Annual Meeting on April 26, 2000, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the aggregate number of Common Stock shares authorized from 150,000,000 to 300,000,000.

Allergan, Inc.

7. The following table presents the computation of basic and diluted earnings per share:

                                                                            First Quarter
                                     ---------------------------------------------------------------------------------------
                                               ended March 31,2000                            ended March 26, 1999
                                     ------------------------------------------    -----------------------------------------
                                        Income         Shares        Per-Share       Income          Shares        Per-Share
                                     (Numerator)    (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                     -----------    -------------    ---------     -----------    -------------    ---------
                                                         (In millions, except per share data)
Computation of basic EPS:

Income available to
  common stockholders                   $ 43.5          129.9           $0.33       $ 35.0           132.9            $0.26
                                                                        =====                                         =====

Effect of dilutive options                                2.7                                          3.3
                                                        -----                                        -----

Computation of diluted EPS:

Income available to common
  stockholders assuming
  conversions                           $ 43.5          132.6           $0.33       $ 35.0           136.2            $0.26
                                                        =====           =====                        =====            =====

Options to purchase 4,344,850 shares of common stock at exercise prices ranging from $55.00 to $60.13 were outstanding at March 31, 2000. Additionally, options to purchase 1,600,000 shares of common stock at an exercise price of $55.00 per share were outstanding as of March 26, 1999. These options were not included in the computation of diluted earnings per share at March 31, 2000 or March 26, 1999, as appropriate, because the effect would be antidilutive.

Allergan, Inc.

8. The following table summarizes components of comprehensive income for the quarters ended:

                                           March 31, 2000                                   March 26, 1999
                               --------------------------------------         ----------------------------------------
                                                 Tax                                            Tax
                               Before-tax     (expense)    Net-of-tax         Before-tax      (expense)     Net-of-tax
                                 amount       or benefit     amount            amount         or benefit      amount
                               ----------     ----------   ----------         ----------      ----------    ----------
Foreign currency
 translation adjustments         $(2.4)           --         $(2.4)            $(30.5)             --         $(30.5)

Unrealized holding
  gains/(losses) arising
  during period                    0.1            --           0.1               (3.1)           $1.1           (2.0)

Reclassification adjustment
  for net gains realized in
  net earnings                      --            --            --               (1.5)            0.5           (1.0)
                                 -----          ----          ----             ------            ----         ------
Other comprehensive loss         $(2.3)           --          (2.3)            $(35.1)           $1.6          (33.5)
                                 =====          ====                           ======            ====

Net earnings                                                  43.5                                              35.0
                                                              ----                                            ------
Total comprehensive income                                   $41.2                                            $  1.5
                                                             =====                                            ======

9.  Business Segment Information

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 55.3% and 49.6% of total product net sales in the quarters ended March 31, 2000 and March 26, 1999, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. Operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third parties),

Allergan, Inc.

freight, duty and local distribution costs, royalties and charges for corporate services and asset utilization.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and Development costs are general corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 1999.

GEOGRAPHIC OPERATING SEGMENTS

                                                Net Sales            Operating Income (Loss)
                                          ---------------------     ------------------------
                                          1st Qtr.     1st Qtr.     1st Qtr.        1st Qtr.
(in millions)                               2000         1999        2000            1999
--------------------------------------------------------------      ------------------------
United States                              $206.9      $152.6       $ 91.4          $ 54.3
Europe                                       83.7        86.5         17.1            23.0
Asia Pacific                                 46.6        40.1         (0.6)            0.8
Other                                        37.7        30.5          3.5             3.4
                                           ------      ------       ------          ------
Segments total                              374.9       309.7        111.4            81.5
Manufacturing operations                      1.3         1.6         34.6            27.4
Research and development                                             (45.7)          (31.7)
Research services margin                                               0.8             0.7
Elimination of inter- company profit                                 (48.0)          (42.8)
General corporate                              --          --         10.1            13.3
                                           ------      ------       ------          ------
Total                                      $376.2      $311.3       $ 63.2          $ 48.4
                                           ======      ======       ======          ======

10. Special Charges

The Company maintains specific current and non-current liabilities at March 31, 2000 for restructuring charges recognized in 1998 and 1996. For the three month period ended March 31, 2000, the Company utilized approximately $2.6 million of accrued liabilities specific to both the 1998 and 1996 restructuring. This spending is primarily associated with payments made to involuntarily terminated employees related to continued workforce reductions in identified manufacturing facilities. At March 31, 2000, the Company maintained approximately $9.8 million of accrued liabilities related to the 1998 and 1996 restructuring.

Allergan, Inc.

11. New and Proposed Accounting Standards

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and is effective for all periods of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that implementation of SFAS No. 133 will have no material impact on its financial statements.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

The following table compares 2000 and 1999 net sales by Product Line for the first quarter periods:

                                               Three Months Ended
                                           ---------------------------
                                           March 31,         March 26,
Net Sales by Product Line ($ millions)       2000              1999
                                           --------          --------
Specialty pharmaceuticals
     Eye Care Pharmaceuticals               $179.1            $129.4
     Skin Care                                15.7              18.9
     BOTOX(R)/Neuromuscular                   52.0              36.1
                                            ------            ------
                                             246.8             184.4
Medical devices and OTC products
     Ophthalmic Surgical                      56.5              47.4
     Contact Lens Care                        72.9              79.5
                                            ------            ------

Total Net Sales                             $376.2            $311.3
                                            ======            ======

For the quarter ended March 31, 2000 total net sales increased by $64.9 million or 20.8% to $376.2 million as compared to the first quarter of 1999. The impact of foreign currency changes for the three month period ended March 31,2000 decreased net sales by $5.3 million from the prior comparable period. At constant currency rates, sales increased $70.2 million or 22.6%. Sales in the U.S. were 55.3% of total product net sales for the quarter ended March 31, 2000, which represents a 5.7 percentage point increase over the 49.6% rate for the first quarter of 1999. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

Eye Care Pharmaceutical sales were reduced from the amounts that would have been reported at constant currency rates by $2.6 million in the first quarter primarily as a result of the weakness in the Euro denominated currencies in 2000. Ophthalmic Surgical sales were reduced by $1.1 million and the Contact Lens Care sales were reduced by $1.0 million from the amounts that would have been reported at constant currency rates in the first quarter primarily as a result of weakness in Euro denominated currencies partially offset by the strengthening of the Japanese Yen in 2000.

The $64.9 million increase in net sales in the first quarter was primarily the result of increases in sales in three product lines. Eye Care Pharmaceutical sales increased by $49.7 million, Botox(R) Purified Neurotoxin Complex increased by $15.9 million, and Surgical sales increased by $9.1 million in the first quarter of 2000. Eye Care Pharmaceutical sales increased primarily because of growth in sales of Alphagan(R) ophthalmic solution. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes it currently

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

RESULTS OF OPERATIONS (Continued)

possesses over 80 percent of the worldwide market for neurotoxins including Botox(R). Later this year, a competitor is expected to introduce a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox(R) sales may decrease in the future as a result of this new competition. Surgical sales increased primarily as a result of increased sales of silicone intraocular lenses (IOLs) and strong sales in international markets of Allergan's acrylic IOL.

Allergan's gross margin percentage for the first quarter of 2000 was 72.5% of net sales, which represents a 1.3 percentage point increase from the 71.2% rate for the first quarter of 1999. The gross margin percentage increased in the first quarter of 2000 compared to 1999 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin eye care pharmaceutical and Botox(R) Purified Neurotoxin Complex sales represented a greater percentage of 2000 sales compared to 1999. Gross Margin in dollars increased over the first quarter of 1999 by $51.2 million or 23% as a result of the 20.8% increase in net sales and the 1.3 percentage point increase in gross margin percentage.

Operating income in 2000 of $63.2 million was $14.8 million, or 31% higher than operating income in 1999 of $48.4 million. Such increase was the result of the $51.2 million increase in gross margin in 2000 offset by a $21.6 million increase in selling, general and administrative expense, and a $14.0 million dollar increase in Research and Development. Selling, general, and administrative expenses increased primarily as a result of increases in spending on promotion, selling and marketing activities in 2000. Research and Development increased in 2000 as a result of increased research activity.

Net earnings were $43.5 million in the first quarter of 2000 and represent an $8.5 million, or 24% increase over net earnings of $35.0 million in the first quarter of 1999. The 2000 increase is primarily the result of the $14.8 million increase in operating income partially offset by a $1.0 million increase in net interest expense, a loss on fixed asset disposal of $0.9 million, the absence of approximately $1.5 million in gains on sale of investments recorded in 1999 and an increase in income taxes of $2.9 million resulting from the increase in earnings before income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $35.9 million through 2000, $65.1 million through 2001, $14.6 million through 2002, and $277.3 million through 2003. The note program allows the Company to issue up to an additional $60 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of March 31, 2000, the Company had $122.6 million in borrowings under seven of the credit facilities, $89.0 million in borrowings under the note program, and commercial paper borrowings of $148.7 million. As of March 31, 2000, the Company has classified $148.7 million of commercial paper borrowings as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the three months ended March 31, 2000 was $69.8 million. The net cash provided by operating activities for the three months ended March 26, 1999 was $82.2 million.

Cash used in investing activities in the first quarter of 2000 was $11.5 million. Cash used in investing activities in the first quarter of 1999 was $20.4 million. The Company invested $10.0 million in new facilities and equipment during the three months ended March 31, 2000 compared to $11.2 million during the same period in 1999.

Cash provided by financing activities was $69.9 million in the first quarter of 2000 compared to cash used in financing activities of $28.5 million in the first quarter of 1999. Borrowings, net of repayments of debt totaled $101.7 million in the first quarter of 2000. This was primarily the result of commercial paper borrowings during the three months ended March 31, 2000 which re-established the debt paid down during the fourth quarter of 1999. Repayments of debt, net of borrowings, totaled $20.4 million in the first quarter of 1999. The amounts in both years include dividend outflows of $10.4 million in 2000 and $9.3 million in 1999. The 2000 amount of cash used in financing activities includes $29.6 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company's existing credit facilities, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $12.3 million on accrued restructuring costs during 2000 and 2001.

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

Interest Rate Risk

The Company's interest income and expense is more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. Changes in U.S. and Japan interest rates affect the interest earned on the Company's cash and equivalents, interest expense on the Company's debt as well as costs associated with foreign currency hedges.

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

The Company's interest rate swaps qualify as accounting hedges and generally require the Company to pay a fixed interest rate and receive a floating rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's floating-rate debt to fixed-rates and generally qualify for hedge accounting treatment.

The impact of interest rate risk management activities on income during the quarter ended March 31,2000, and the amount of deferred gains and losses from interest rate risk management transactions at March 31,2000 were not material.

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

All of the Company's purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. The premium cost of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option.

In January 2001, the Company is required to adopt Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. The Company believes that implementation of SFAS No. 133 will not have a material impact on its financial statements.

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

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses and laser-correction

Allergan, Inc.

     procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

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

Allergan, Inc.

o Future performance will be affected by the introduction of new products. The Company has allocated significant resources to the development and introduction of new products. The successful development, regulatory approval and market acceptance of the products cannot be assured.

o There are intrinsic uncertainties associated with research & development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections of Allergan's Annual Report on Form 10-K for the year ending December 31, 1999, which are incorporated herein by reference.

o In February 1999, the Financial Accounting Standards Board ("FASB") released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require the Company to include the financial position and results of operation of Allergan Specialty Therapeutics, Inc. in its consolidated results. The Company continues to evaluate the effect of implementation of this proposed statement. By including the results of operations of ASTI, the Company's consolidated results of operations could be adversely affected. In addition, in 1999 the Emerging Issues Task Force ("EITF") of the FASB began deliberating Issue No. 99-16 relating to the appropriate methods of accounting for entities similar to ASTI. Certain alternatives under consideration by the EITF could require the Company to account for the activities of ASTI in the Company's Consolidated Financial Statements.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the registrant was held on April 26, 2000 at which four directors, constituting all of the Class II directors, were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2003. The names of the persons elected as directors are as follows:

                                Herbert W. Boyer
                               Ronald M. Cresswell
                                William R. Grant
                                David E.I. Pyott

         The terms of the following directors continued after the meeting:

                        Class III (term expires in 2001)

                                 Handel E. Evans
                              Michael R. Gallagher
                                Gavin S. Herbert

                         Class I (term expires in 2002)

                                Lester J. Kaplan
                                  Karen R. Osar
                                 Louis T. Rosso
                              Leonard D. Schaeffer

         Mr. Henry Wendt, a Class III director, retired from the Company's Board of Directors effective May 1, 2000.

         Two other matters were voted on, namely, approval of the amended and restated Allergan, Inc. 1989 Nonemployee Director Stock Plan and approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock. Both matters were approved by the stockholders.

        A summary of the voting follows:

                                                                   Broker
Directors                           For            Withheld       Non-votes
---------                        ----------       ----------      ---------
Herbert W. Boyer                 97,284,299       15,762,870           0
Ronald M. Cresswell              97,285,355       15,761,814           0
William R. Grant                 97,216,884       15,830,285           0
David E.I. Pyott                 97,283,263       15,763,906           0

                                                                                 Broker
Other Matters                       For             Against        Abstain      Non-votes
-------------                   -----------        ----------     ---------     ---------
Approval of Amended
  and Restated Nonemployee
  Director Stock Plan            90,148,008        22,497,134       423,137         0

Approval of Amendment
  to Certificate of
  Incorporation                 101,494,124         9,944,018     1,630,137         0

Allergan, Inc.

Item 6.  Exhibits and Reports on Form 8-K

         -  Exhibits

            (numbered in accordance with Item 601 of Regulation S-K)

            27 -- Financial Data Schedule

                  - Reports on Form 8-K. The registrant filed a Current Report on Form 8-K on January 28, 2000, reporting under Item 5 that the registrant had adopted a Stockholder Rights Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                          ALLERGAN, INC.


                                            By: /s/ ERIC K. BRANDT
                                                --------------------------------
                                                Eric K. Brandt
                                                Corporate Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX

            Exhibit
            Number             Description
            -------            -----------
              27               Financial Data Schedule