Form 10-Q
period 2000-06-30
ALLERGAN INC
filed 2000-08-11
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

 FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
   JUNE 30, 2000                                               1-10269

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

As of August 4, 2000, there were 131,364,063 shares of common stock outstanding.

                                 ALLERGAN, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        (A) Condensed Consolidated Statements of Earnings --
            Three Months and Six Months Ended
            June 30, 2000 and June 25, 1999                                  3

        (B) Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                              4

        (C) Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2000 and June 25, 1999                 5

        (D) Notes to Condensed Consolidated Financial Statements          6-11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         12-15

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                 16-17

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND
             ITS BUSINESSES                                              18-20

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              21

Signature                                                                  22

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                              Three months                Six months
                                                 Ended                       Ended
                                         ----------------------      ----------------------
                                         June 30,      June 25,      June 30,      June 25,
                                           2000         1999           2000         1999
                                         -------       -------       -------       -------
Product Sales
Net sales                                $ 404.1       $ 367.8       $ 780.3       $ 679.1
Cost of sales                              112.2         113.5         215.6         203.2
                                         -------       -------       -------       -------
         Product gross margin              291.9         254.3         564.7         475.9

Research Services
Research service revenues,
  primarily from a related party            13.8          11.1          29.4          20.9
Cost of research services                   13.0          10.5          27.8          19.6
                                         -------       -------       -------       -------
         Research services margin            0.8           0.6           1.6           1.3

Operating costs and expenses
  Selling, general and
    administrative                         168.1         152.5         333.6         296.4
  Research and development                  51.7          38.2          97.4          69.9
  Technology fees from
    related party                           (0.8)         (1.7)         (1.6)         (3.4)
                                         -------       -------       -------       -------

Operating income                            73.7          65.9         136.9         114.3

Nonoperating income (expense)
   Interest income                           4.9           3.8           8.8           7.1
   Interest expense                         (5.5)         (3.2)        (10.4)         (6.5)
   Gain on investments, net                  0.6           0.6           0.6           2.1
   Other, net                                0.6          (0.8)          0.5            --
                                         -------       -------       -------       -------
                                             0.6           0.4          (0.5)          2.7
                                         -------       -------       -------       -------

Earnings before income taxes
  and minority interest                     74.3          66.3         136.4         117.0

Provision for income taxes                  22.3          19.4          40.9          35.1

Minority interest expense                    0.1            --           0.1            --
                                         -------       -------       -------       -------

Net earnings                             $  51.9       $  46.9       $  95.4       $  81.9
                                         =======       =======       =======       =======

Basic earnings per share                 $  0.40       $  0.35       $  0.73       $  0.62
                                         =======       =======       =======       =======
Diluted earnings per share               $  0.39       $  0.34       $  0.72       $  0.60
                                         =======       =======       =======       =======

     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                             June 30,       December 31,
                                                               2000              1999
                                                            ---------       -----------
                                     ASSETS
 Current assets:
        Cash and equivalents                                $   302.4        $   162.9
        Trade receivables, net                                  283.0            253.2
        Inventories                                             120.7            130.7
        Other current assets                                    127.9            150.7
                                                             --------         --------
                 Total current assets                           834.0            697.5
Investments and other assets                                    157.5            160.8
Property, plant and equipment, net                              335.3            330.3
Goodwill and intangibles, net                                   143.4            150.5
                                                             --------         --------
                 Total assets                                $1,470.2         $1,339.1
                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Notes payable                                        $   84.1         $   85.3
        Accounts payable                                         76.3             80.5
        Accrued expenses                                        159.7            170.7
        Income taxes                                             63.5             83.4
                                                             --------         --------
                 Total current liabilities                      383.6            419.9
 Long-term debt                                                 259.1            208.8
 Other liabilities                                               79.6             75.8

 Commitments and contingencies                                     --               --

 Minority interest                                                0.2              0.1

 Stockholders' equity:
        Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued                            --               --
        Common stock, $.01 par value; authorized
          300,000,000 shares; issued 134,255,000                  1.3              1.3
        Additional paid-in capital                              266.4            245.5
        Accumulated other comprehensive loss                    (54.7)           (49.3)
        Retained earnings                                       701.8            651.1
                                                             --------         --------
                                                                914.8            848.6

        Less - treasury stock, at cost
          (3,273,000 and 4,436,000 shares)                     (167.1)          (214.1)
                                                             --------         --------
                 Total stockholders' equity                     747.7            634.5
                                                             --------         --------

                 Total liabilities and
                   stockholders' equity                      $1,470.2         $1,339.1
                                                             ========         ========


     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                             Six months
                                                                               Ended
                                                                   -----------------------------
                                                                    June 30,            June 25,
                                                                     2000                 1999
                                                                   --------             --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                               $   95.4             $   81.9
        Non-cash items included in net earnings:
           Depreciation and amortization                               40.8                 36.3
           Amortization of prepaid royalties                            1.8                  1.6
           Gain on investments, net                                    (0.6)                (2.1)
           Deferred income taxes                                        3.8                 (3.9)
           Loss (Gain) on disposal of assets                            0.9                 (0.3)
           Expense of stock compensation plans                          3.8                  6.5
           Adjustment in reporting foreign subsidiaries                (3.2)                (2.4)
        Changes in assets and liabilities:
           Trade receivables                                          (35.5)               (11.5)
           Inventories                                                  8.8                 (9.5)
           Accounts payable                                            (5.1)                11.4
           Accrued expenses                                            (5.1)                 6.0
           Income taxes                                                (1.9)                20.6
           Other                                                        9.4                  2.6
                                                                     ------               ------
        Net cash provided by operating activities                     113.3                137.2
                                                                     ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                    (27.9)               (23.0)
        Disposals of property, plant and equipment                      0.4                  4.0
        Proceeds from sale of investments                               2.6                  7.5
        Other, net                                                     (6.2)               (22.0)
                                                                     ------               ------
        Net cash used in investing activities                         (31.1)               (33.5)
                                                                     ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                                     (20.9)               (18.6)
        Net borrowings (repayments) under commercial
          paper obligations                                            65.2                (13.2)
        Net (repayments) borrowings of notes payable                   (9.4)                 8.6
        Sale of stock to employees                                     94.8                 20.7
        Increase in long term debt                                       --                  3.0
        Decrease in long-term debt                                     (1.8)                (1.2)
        Payments to acquire treasury stock                            (69.6)               (63.0)
                                                                     ------               ------
        Net cash provided by (used in) financing activities            58.3                (63.7)
                                                                     ------               ------
        Effect of exchange rates on cash and equivalents               (1.0)                (6.0)
                                                                     ------               ------
        Net increase in cash and equivalents                          139.5                 34.0
        Cash and equivalents at beginning of period                   162.9                181.6
                                                                     ------               ------
        Cash and equivalents at end of period                        $302.4               $215.6
                                                                     ======               ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the six months ended for
          Interest (net of capitalization)                           $ 10.5               $  5.4
                                                                     ======               ======
        Income taxes                                                 $ 27.8               $ 19.2
                                                                     ======               ======

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2. In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - "Revenue Recognition in Financial Statements," as amended, effective October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the quarter ended June 30, 2000, the Company implemented SAB No. 101 and there was no material impact on its financial statements.

3. On October 21, 1999, the Company's Board of Directors approved a two for one stock split in the form of a 100% stock dividend, effective on December 9, 1999. All share and per share data is stated to reflect the split. Additionally, at the Annual Meeting on April 26, 2000, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the aggregate number of common stock shares authorized from 150,000,000 to 300,000,000.

4. Components of inventories were:

                                      June 30,    December 31,
                                        2000          1999
                                      --------    ------------
                                           (in millions)
   Finished goods                     $ 81.4        $ 87.5
   Work in process                      22.3          13.3
   Raw materials                        17.0          29.9
                                      ------        ------
        Total                         $120.7        $130.7
                                      ======        ======

5. Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

6. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that the ultimate disposition of any of the currently pending lawsuits would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

Allergan, Inc.

7. On July 25, 2000, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable September 15, 2000 to stockholders of record on August 25, 2000.

8. The following table presents the computation of basic and diluted earnings per share:

                                                                         Second Quarter
                                      --------------------------------------------------------------------------------------
                                                        2000                                       1999
   (In millions,                      -----------------------------------------    -----------------------------------------
  except per share                       Income         Shares       Per-Share       Income          Shares       Per-Share
       data)                          (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                      -----------    -------------   ---------     -----------    -------------   ---------
Computation of basic EPS:

Income available to common
  stockholders                           $51.9          130.3           $0.40         $46.9           133.0         $0.35
                                                                        =====                                       =====

Effect of dilutive options                                3.5                                           3.1
                                                        -----                                         -----

Computation of diluted EPS:

Income available to common
  stockholders assuming exercises        $51.9          133.8           $0.39         $46.9           136.1         $0.34
                                                       ======           =====                        ======         =====


                                                                          Six Months
                                      --------------------------------------------------------------------------------------
                                                         2000                                       1999
   (In millions,                      -----------------------------------------    -----------------------------------------
  except per share                       Income         Shares       Per-Share       Income          Shares       Per-Share
       data)                          (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                      -----------    -------------   ---------     -----------    -------------   ---------
Computation of basic EPS:

Income available to common
  stockholders                           $95.4           130.1          $0.73         $81.9           132.9         $0.62
                                                                        =====                                       =====

Effect of dilutive options                                 3.1                                          3.2
                                                         -----                                        -----

Computation of diluted EPS:

Income available to common
  stockholders assuming exercises        $95.4           133.2          $0.72         $81.9           136.1         $0.60
                                                        ======          =====                        ======         =====

Allergan, Inc.

Options to purchase 6,800 shares of common stock at an exercise price of $72.13 per share were outstanding at June 30, 2000. Additionally, options to purchase 2,200,000 shares of common stock at an exercise price of $55.00 were outstanding as of June 25, 1999. The 6,800 options at June 30, 2000 and the 2,200,000 options at June 25, 1999 were not included in the computation of diluted earnings per share at June 30, 2000 and June 25, 1999, respectively, because the effect would be antidilutive.

9. The following table summarizes components of comprehensive income for the quarters and six months ended:

                                                                      Second Quarter
                                     -------------------------------------------------------------------------------------
(in millions)                                         2000                                          1999
                                     ----------------------------------------      ---------------------------------------
                                                       Tax                                          Tax
                                     Before-tax     (expense)      Net-of-tax      Before-tax    (expense)     Net-of-tax
                                       amount       or benefit       amount          amount      or benefit      amount
                                     ----------     ----------     ----------      ----------    ----------    ----------
Foreign currency translation
  adjustments                          $(3.1)          $  --         $(3.1)          $ 3.0         $   --         $ 3.0

Unrealized holding gains
  arising during period                  0.6            (0.2)          0.4             8.3           (2.9)          5.4

Reclassification adjustment for
  net gains realized in net income      (0.6)            0.2          (0.4)           (0.6)           0.2          (0.4)
                                       -----           -----         -----           -----         ------         -----
Other comprehensive income (loss)      $(3.1)          $  --          (3.1)          $10.7         $(2.7)           8.0
                                       =====           =====                         =====         =====

Net earnings                                                          51.9                                         46.9
                                                                     -----                                        -----

Total other comprehensive income                                     $48.8                                        $54.9
                                                                     =====                                        =====

Allergan, Inc.


(in millions)                                      June 30, 2000                                  June 25, 1999
                                     -----------------------------------------       --------------------------------------
                                                        Tax                                            Tax
                                     Before-tax      (expense)      Net-of-tax       Before-tax     (expense)    Net-of-tax
                                       amount        or benefit       amount           amount       or benefit     amount
                                     ----------      ----------     ----------       ----------     ----------   ----------
Foreign currency translation
  adjustments                         $(5.5)          $  --           $(5.5)         $(27.4)             --         $(27.4)

Unrealized holding gains
  arising during period                 0.7            (0.2)            0.5             5.2          $(1.8)            3.4

Reclassification adjustment
  for net gains realized in
  net income                           (0.6)            0.2            (0.4)           (2.1)           0.7            (1.4)
                                      -----           -----           -----          ------          -----           -----
Other comprehensive loss              $(5.4)          $  --            (5.4)         $(24.3)         $(1.1)          (25.4)
                                      =====           =====                          ======          =====
Net earnings                                                           95.4                                           81.9
                                                                      -----                                          -----

Total other comprehensive income                                      $90.0                                          $56.5
                                                                      =====                                          =====

10. Business Segment Information

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 50.0% and 48.8% of total product net sales for the quarters ended June 30, 2000 and June 25, 1999, respectively, and 52.5% and 49.1% of total product net sales for the six month periods ended June 30, 2000 and June 25, 1999, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. Operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, royalties and charges for corporate services and asset utilization.

Allergan, Inc.

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

GEOGRAPHIC OPERATING SEGMENTS

                                                  Net Sales                       Operating Income
                                           -------------------------          ------------------------
                                           2nd Qtr.         2nd Qtr.          2nd Qtr.        2nd Qtr.
(in millions)                               2000              1999             2000            1999
-------------------------------------------------------------------           ------------------------
United States                              $201.0           $178.0            $ 84.6          $ 69.6
Europe                                       96.5             98.0              28.7            24.4
Asia Pacific                                 63.0             53.3              11.3             5.8
Other                                        42.7             36.7               7.7             9.2
                                           -----------------------            ----------------------
Segments total                              403.2            366.0             132.3           109.0
Manufacturing operations                      0.9              1.8              32.8            34.4
Research and development                                                       (51.7)          (38.1)
Research services margin                                                         0.8             0.7
Elimination of inter-company profit                                            (48.4)          (51.5)
General corporate                                                                7.9            11.4
                                           ------------------------           ----------------------
Total                                      $404.1           $367.8            $ 73.7          $ 65.9
                                           =======================            ======================

                                                  Net Sales                      Operating Income
                                           ------------------------           -----------------------
                                             Six Months Ended                    Six Months Ended
                                           ------------------------           -----------------------
                                           June 30,        June 25,           June 30,       June 25,
(in millions)                                2000            1999               2000           1999
-------------------------------------------------------------------           -----------------------
United States                              $407.9           $330.6            $176.0         $ 123.9
Europe                                      180.2            184.4              45.8            47.4
Asia Pacific                                109.6             93.4              10.6             6.6
Other                                        80.5             67.3              11.3            12.6
                                           -----------------------            ----------------------
Segments total                              778.2            675.7             243.7           190.5
Manufacturing operations                      2.1              3.4              67.5            61.8
Research and development                                                       (97.4)          (69.9)
Research services margin                                                         1.6             1.3
Elimination of inter-company profit                                            (96.5)          (94.0)
General corporate                                                               18.0            24.6
                                           -----------------------            ----------------------
Total                                      $780.3           $679.1            $136.9          $114.3
                                           =======================            ======================

11. Special Charges

The Company maintains specific current and non-current liabilities at June 30, 2000 for restructuring charges recognized in 1998 and 1996. For the three and six month periods ended June 30, 2000, the Company utilized approximately $0.7 million and $3.3 million, respectively, of accrued

Allergan, Inc.

liabilities specific to both the 1998 and 1996 restructuring. This spending is primarily associated with payments made to involuntarily terminated employees related to continued workforce reductions in identified manufacturing facilities. At June 30, 2000, the Company maintained approximately $9.1 million of accrued liabilities related to the 1998 and 1996 restructurings.

12. New and Proposed Accounting Standard

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and is effective for all periods of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

The following table compares 2000 and 1999 net sales by Product Line for the second quarter and year-to-date periods:

                                              Three Months                Six Months
                                                 Ended                       Ended
                                         ----------------------      ----------------------
Net Sales by Product Line                June 30,      June 25,      June 30,      June 25,
($ millions):                              2000          1999          2000          1999
                                         --------      --------      -------       --------
Specialty pharmaceuticals
     Eye Care Pharmaceuticals             $173.9        $154.1        $353.0        $283.5
     Skin Care                              16.5          22.8          32.2          41.7
     BOTOX(R)/Neuromuscular                 60.1          42.7         112.1          78.8
                                          ------        ------        ------        ------
                                           250.5         219.6         497.3         404.0
Medical devices and OTC products
     Ophthalmic Surgical                    65.1          56.7         121.6         104.1
     Contact Lens Care                      88.5          91.5         161.4         171.0
                                          ------        ------        ------        ------
Total Net Sales                           $404.1        $367.8        $780.3        $679.1
                                          ======        ======        ======        ======

For the quarter ended June 30, 2000 total net sales increased by $36.3 million or 10% to $404.1 million as compared to the second quarter of 1999. Net sales for the six months ended June 30, 2000 were $780.3 million, a 15% increase from the comparable 1999 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $7.4 million or 2% for the quarter ended June 30, 2000 and by $12.7 million or 2% for the six months ended June 30, 2000. At constant currency rates, sales increased $43.7 million or 12% during the quarter, and $113.9 million or 17% for the six months ended June 30, 2000 compared with the same periods last year.

Sales in the U.S. were 50% of total product net sales for the quarter ended June 30, 2000, which represents a 1.2 percentage point increase over the 48.8% rate for the second quarter of 1999. For the six months ended June 30, 2000, sales in the U.S. were 52.5% of total product net sales which represents a 3.4 percentage point increase over the 49.1% rate for the first six months of 1999. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

Eye Care Pharmaceutical and Botox(R) Purified Neurotoxin Complex sales were reduced from the amounts that would have been reported at constant currency rates by $5.2 million and $1.0 million, respectively, in the second quarter and by $7.8 million and $1.6 million, respectively, in the first six months of 2000. This was primarily a result of the weakness in the Euro denominated currencies in 2000. Ophthalmic Surgical and Contact Lens Care sales were reduced from the amounts that would have been reported at constant currency rates by $0.8 million and $0.4 million, respectively, in

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

the second quarter and by $1.9 million and $1.4 million, respectively, in the first six months of 2000. This was primarily a result of the weakness in Euro denominated currencies partially offset by the strengthening of the Japanese yen in 2000.

The $36.3 million increase in net sales in the second quarter and the $101.2 million increase in the first six months of 2000 were primarily the result of increases in sales in three product lines. Eye Care Pharmaceutical sales increased by $19.8 million in the second quarter and $69.5 million in the first six months of 2000. Sales of Botox(R) Purified Neurotoxin Complex increased by $17.4 million in the second quarter and $33.3 million in the first six months of 2000. Surgical sales increased by $8.4 million in the second quarter and $17.5 million in the first six months of 2000. Eye Care Pharmaceutical sales increased primarily because of growth in sales of Alphagan(R) ophthalmic solution. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes it currently possesses over 80 percent of the worldwide market for neurotoxins including Botox(R). Later this year, a competitor is expected to introduce a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox(R) sales may decrease in the future as a result of this new competition. Surgical sales increased primarily as a result of increased sales of silicone intraocular lenses (IOLs) and strong sales of Allergan's acrylic IOL.

Allergan's gross margin percentage for the second quarter of 2000 was 72.2% of net sales, which represents a 3.1 percentage point increase from the 69.1% rate for the second quarter of 1999. The gross margin percentage for the six months ended June 30, 2000 was 72.4% of net sales, which represents a 2.3 percentage point increase from the 70.1% rate for the first six months of 1999. The gross margin percentage increased in 2000 compared to the comparable periods in 1999 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin Eye Care Pharmaceutical and Botox(R) Purified Neurotoxin Complex sales represented a greater percentage of 2000 sales compared to 1999. Gross margin in dollars increased over the second quarter of 1999 by $37.6 million or 15% as a result of the 10% increase in net sales and the 3.1 percentage point increase in gross margin percentage. For the first six months of 2000 gross margin in dollars increased over the comparable period of 1999 by $88.8 million or 19% as a result of the 15% increase in net sales and the 2.3 percentage point increase in gross margin percentage.

Operating income in the second quarter of 2000 of $73.7 million was $7.8 million, or 12%, higher than operating income in the second quarter of 1999 of $65.9 million. The increase was the result of the $37.6 million increase in gross margin in the second quarter of 2000 offset by a $16.5

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

million increase in selling, general and administrative expense, and a $13.5 million increase in research and development. Operating income for the six months ended June 30, 2000 of $136.9 million was $22.6 million, or 20% higher than operating income in the first six months of 1999 of $114.3 million. The increase was the result of the $88.8 million increase in gross margin in 2000 offset by a $39.0 million increase in selling, general and administrative expense, and a $27.5 million increase in research and development. Selling, general, and administrative expenses increased for the second quarter and for the six months ended June 30, 2000 primarily as a result of increases in spending on promotion, selling and marketing activities in 2000. Research and development increased for the second quarter and for the six months ended June 30, 2000 as a result of increased research activity.

Net earnings of $51.9 million in the second quarter of 2000 increased by $5.0 million or 11% over net earnings of $46.9 million for the second quarter of 1999. The increase was the result of the $7.8 million increase in operating income and a $2.4 million favorable change in the effects of foreign exchange gains and losses. This was somewhat offset by a $1.2 million increase in net interest expense, and an increase in income taxes of $2.9 million resulting from the increase in earnings before income tax.

Net earnings of $95.4 million in the first six months of 2000 represent a $13.5 million, or 17% increase over net earnings of $81.9 million in the first six months of 1999. The 2000 increase is primarily the result of the $22.6 million increase in operating income and a $2.5 million favorable change in the effects of foreign currency exchange gains and losses. This was partially offset by a $2.2 million increase in net interest expense, an increase in the loss on fixed asset disposals of $1.2 million, a decrease in the gains on sales of investments of $1.5 million, and a $5.8 million increase in income taxes resulting from the increase in earnings before income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $63.3 million through 2001, $14.1 million through 2002, and $276.5 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of June 30, 2000, the Company had $102.4 million in borrowings under six of the credit facilities, $89.0 million in borrowings under the note program, and commercial paper borrowings of $112.3 million. As of June 30, 2000, the Company has classified $112.3 million of commercial paper borrowings as long-term debt based upon the Company's

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

LIQUIDITY AND CAPITAL RESOURCES (Continued)

ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the six months ended June 30, 2000 was $113.3 million. The net cash provided by operating activities for the six months ended June 25, 1999 was $137.2 million. The decrease in net cash provided by operating activities of $23.9 million is primarily the result of an increase in trade accounts receivable of $35.5 million offset by the increase in net earnings of $13.5 million.

Cash used in investing activities for the six months ended June 30, 2000 was $31.1 million. Cash used in investing activities for the six months ended June 25, 1999 was $33.5 million. The Company invested $27.9 million in new facilities and equipment during the six months ended June 30, 2000 compared to $23.0 million during the same period in 1999.

Cash provided by financing activities was $58.3 million for the six months ended June 30, 2000 compared to cash used in financing activities of $63.7 million during the same period in 1999. The increase in net cash provided by financing activities of $122 million is primarily the result of the sale of stock to employees of $94.8 million. The Company is uncertain as to the level of future stock purchases by employees. Commercial paper borrowings, net of repayments of debt totaled $65.2 million for the six months ended June 30, 2000. Commercial paper repayments of debt, net of borrowings, totaled $13.2 million for the six months ended June 25, 1999. The amounts in both years include dividend outflows of $20.9 million in 2000 and $18.6 million in 1999. The 2000 amount of cash used in financing activities includes $69.6 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with the $286.5 million of available borrowings under the Company's existing credit facilities, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $9.1 million on accrued restructuring costs during the remainder of 2000 and 2001.

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

Interest Rate Risk

The Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. and Japan interest rates. Changes in U.S. and Japan interest rates affect the interest earned on the Company's cash and equivalents, interest expense on the Company's debt as well as costs associated with foreign currency hedges.

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

The impact of interest rate risk management activities on income during the quarter ended June 30, 2000, and the amount of deferred gains and losses from interest rate risk management transactions at June 30, 2000 were not material.

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

From time to time, the Company enters into foreign currency forward and option contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts, which change in value as foreign exchange rates change, to offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency forward and option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposures.

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

Probable but not firmly committed transactions are comprised of sales of the Company's products and purchases of raw material in currencies other than the U.S. Dollar. A majority of these sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada and Australia. The Company purchases foreign exchange forward and option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

All of the Company's purchased options were entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. The premium cost of purchased foreign exchange option contracts are recorded in Other Current Assets and amortized over the life of the option.

In January 2001, the Company is required to adopt Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

Allergan, Inc.

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

o Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan's future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide assurances that its products will not infringe patents held by third parties. In such event, licenses from such third parties may not be available or may not be available on commercially attractive terms.

Allergan, Inc.

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

o Future performance of the Company will be affected by the introduction of new products and FDA approval of new indications for current products such as Botox(R) Purified Neurotoxin Complex. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

o There are intrinsic uncertainties associated with research & development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections of Allergan's Annual Report on Form 10-K for the year ending December 31, 1999, which are incorporated herein by reference.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

-- Exhibits
   (numbered in accordance with Item 601 of Regulation S-K)

 3 Certificate of Amendment of Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 4, 2000.

10.1     Allergan, Inc. Employee Stock Ownership Plan (Restated 2000).

10.2 Allergan, Inc. Employee Stock Ownership Plan Trust Agreement, dated July 1, 2000, between Allergan, Inc. and UMB Bank, N.A.

10.3     Allergan, Inc. Savings and Investment Plan (Restated 2000).

10.4 Allergan, Inc. Savings and Investment Plan Trust Agreement, dated July 1, 2000, between Allergan, Inc. and UMB Bank, N.A.

10.5 First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000)

27       Financial Data Schedule

--  Reports on Form 8-K

    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 11, 2000                           ALLERGAN, INC.


                                                /s/ Eric K. Brandt
                                                --------------------------------
                                                    Eric K. Brandt
                                                    Principal Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------

         3 Certificate of Amendment of Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 4, 2000.

        10.1     Allergan, Inc. Employee Stock Ownership Plan (Restated 2000).

        10.2 Allergan, Inc. Employee Stock Ownership Plan Trust Agreement, dated July 1, 2000, between Allergan, Inc. and UMB Bank, N.A.

        10.3     Allergan, Inc. Savings and Investment Plan (Restated 2000).

        10.4 Allergan, Inc. Savings and Investment Plan Trust Agreement, dated July 1, 2000, between Allergan, Inc. and UMB Bank, N.A.

        10.5 First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000)

        27       Financial Data Schedule