Form 10-Q
period 2000-09-29
ALLERGAN INC
filed 2000-11-13
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 29, 2000.........................

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




 FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
  SEPTEMBER 29, 2000                                          1-10269

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

As of November 3, 2000, there were 131,490,965 shares of common stock outstanding.

                                 ALLERGAN, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2000


                                      INDEX



                                                                   Page
                                                                   ----

PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

       (A)      Condensed Consolidated Statements of Earnings -       3
                Three Months and Nine Months Ended
                September 29, 2000 and September 24, 1999
       (B)      Condensed Consolidated Balance Sheets -               4
                September 29, 2000 and December 31, 1999
       (C)      Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 29, 2000 and
                September 24, 1999                                    5
       (D)      Notes to Condensed Consolidated
                Financial Statements                               6-11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                  12-15

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                          16-17

    CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND
    ITS BUSINESSES                                                18-20

PART II - OTHER INFORMATION

    ITEM 5 - OTHER INFORMATION                                       21

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        21

Signature                                                            22

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                          Three Months Ended            Nine Months Ended
                                     ----------------------------  -----------------------------
                                     September 29,  September 24,  September 29,   September 24,
                                         2000           1999           2000            1999
                                     -------------  -------------  -------------   -------------
Product Sales
Net sales                              $  381.6       $  346.8       $ 1,161.9       $ 1,025.9
Cost of sales                             104.6          101.9           320.2           305.1
                                       --------       --------       ---------       ---------
     Product gross margin                 277.0          244.9           841.7           720.8

Research Services
Research service revenues,
  primarily from a
  related party                            15.1           11.9            44.5            32.8
Cost of research services                  14.2           11.0            42.0            30.6
                                       --------       --------       ---------       ---------
     Research services margin               0.9            0.9             2.5             2.2

Operating costs and expenses
         Selling, general and
           administrative                 156.4          135.7           490.1           432.1
         Research and development          47.8           44.5           145.2           114.4
         Technology fees from
           related party                   (0.8)          (1.6)           (2.5)           (5.0)
                                       --------       --------       ---------       ---------

Operating income                           74.5           67.2           211.4           181.5

Nonoperating income (expense)
        Interest income                     5.2            3.0            14.0            10.1
        Interest expense                   (4.5)          (3.6)          (14.9)          (10.1)
        Gain on investments, net            0.2            0.2             0.9             2.3
        Other, net                         (0.1)           0.4             0.3             0.4
                                       --------       --------       ---------       ---------
                                            0.8             --             0.3             2.7
                                       --------       --------       ---------       ---------

Earnings before income taxes
   and minority interest                   75.3           67.2           211.7           184.2

Provision for income taxes                 20.5           20.2            61.4            55.3

Minority interest                           0.2             --             0.3              --
                                       --------       --------       ---------       ---------

Net earnings                           $   54.6       $   47.0       $   150.0       $   128.9
                                       ========       ========       =========       =========

Basic earnings per share               $   0.42       $   0.36       $    1.15       $    0.97
                                       ========       ========       =========       =========
Diluted earnings per share             $   0.41       $   0.35       $    1.12       $    0.95
                                       ========       ========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                      September 29,    December 31,
                                                          2000            1999
                                                      -------------    ------------

                                     ASSETS
Current assets:
      Cash and equivalents                              $  378.9        $  162.9
      Trade receivables, net                               278.1           253.2
      Inventories                                          121.6           130.7
      Other current assets                                 126.6           150.7
                                                        --------        --------
                 Total current assets                      905.2           697.5
Investments and other assets                               156.1           160.8
Property, plant and equipment, net                         339.0           330.3
Goodwill and intangibles, net                              138.5           150.5
                                                        --------        --------

                 Total assets                           $1,538.8        $1,339.1
                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                     $   86.2        $   85.3
      Accounts payable                                      83.1            80.5
      Accrued expenses                                     169.8           170.7
      Income taxes                                          74.5            83.4
                                                        --------        --------
                 Total current liabilities                 413.6           419.9
Long-term debt                                             260.5           208.8
Other liabilities                                           81.4            75.8

Commitments and contingencies                                 --              --

Minority interest                                            0.4             0.1

Stockholders' equity:
      Preferred stock, $.01 par value; authorized
       5,000,000 shares; none issued                          --              --
      Common stock, $.01 par value; authorized
       300,000,000 shares; issued 134,255,000                1.3             1.3
      Additional paid-in capital                           275.9           245.5
      Accumulated other comprehensive loss                 (54.7)          (49.3)
      Retained earnings                                    736.6           651.1
                                                        --------        --------
                                                           959.1           848.6
      Less - treasury stock, at cost
       (3,215,000 and 4,436,000 shares)                   (176.2)         (214.1)
                                                        --------        --------
                 Total stockholders' equity                782.9           634.5
                                                        --------        --------
                 Total liabilities and
                   stockholders' equity                 $1,538.8        $1,339.1
                                                        ========        ========



     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                  Nine Months Ended
                                                            ----------------------------
                                                            September 29,  September 24,
                                                                2000           1999
                                                            -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                           $ 150.0        $ 128.9
        Non-cash items included in net earnings:
           Depreciation and amortization                          57.7           51.9
           Amortization of prepaid royalties                       5.5            6.8
           Gain on investments, net                               (0.9)          (2.3)
           Deferred income taxes                                   4.3           (4.0)
           Loss (gain) on disposal of assets                       0.9           (0.2)
           Expense of compensation plans                           6.1            8.2
           Adjustment in reporting foreign subsidiaries           (3.2)          (2.6)
           Minority interest                                       0.3             --
        Changes in assets and liabilities:
           Trade receivables                                     (36.9)         (20.7)
           Inventories                                             6.9           (3.5)
           Accounts payable                                        2.3           12.3
           Accrued liabilities                                     7.6           (2.6)
           Income taxes                                           17.1           36.0
           Other                                                  11.0            3.0
                                                               -------        -------

        Net cash provided by operating activities                228.7          211.2
                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment               (43.2)         (39.1)
        Disposals of property, plant and equipment                 0.6            7.7
        Proceeds from sale of investments                          2.6            8.6
        Other, net                                               (10.6)         (29.1)
                                                               -------        -------

        Net cash used in investing activities                    (50.6)         (51.9)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                                (31.4)         (27.8)
        Net borrowings under commercial
          paper obligations                                       68.6           44.3
        Net (repayments) borrowings of notes payable              (5.9)           1.1
        Sale of stock to employees                               128.7           24.0
        Increase in long-term debt                                  --           17.4
        Decrease in long-term debt                                (1.9)          (1.8)
        Payments to acquire treasury stock                      (122.8)        (125.2)
                                                               -------        -------
        Net cash provided by (used in)
          financing activities                                    35.3          (68.0)
                                                               -------        -------

        Effect of exchange rates on cash and equivalents           2.6           (8.0)
                                                               -------        -------

        Net increase in cash and equivalents                     216.0           83.3

        Cash and equivalents at beginning of period              162.9          181.6
                                                               -------        -------
        Cash and equivalents at end of period                  $ 378.9        $ 264.9
                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the nine months ended for
        Interest (net of capitalization)                       $  13.0        $   7.6
                                                               =======        =======
        Income taxes                                           $  31.2        $  24.1
                                                               =======        =======



     See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the nine months ended September 29, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2. In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - "Revenue Recognition in Financial Statements," as amended, effective October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has implemented SAB No. 101 and there was no material impact on its financial statements.

3. On October 21, 1999, the Company's Board of Directors approved a two for one stock split in the form of a 100% stock dividend, effective on December 9, 1999. All share and per share data reflects the split. Additionally, at the Annual Meeting on April 26, 2000, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the aggregate number of common stock shares authorized from 150,000,000 to 300,000,000.

4. Components of inventories were:

                                   September 29,   December 31,
                                      2000            1999
                                   -------------   ------------
                                          (in millions)

               Finished goods        $ 80.9          $ 87.5
               Work in process         23.2            13.3
               Raw materials           17.5            29.9
                                     ------          ------

                      Total          $121.6          $130.7
                                     ======          ======

5. Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid. The estimated tax rate was revised in the third quarter, 2000, to reflect management's estimate of the effective tax rate for the year.

6. The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that the ultimate disposition of any of the currently pending lawsuits would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

Allergan, Inc.

7. On October 20, 2000, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable December 8, 2000 to stockholders of record on November 17, 2000.

8. The following table presents the computation of basic and diluted earnings per share:

                                                                    Third Quarter
                               -------------------------------------------------------------------------------------
                                                 2000                                         1999
   (In millions,               ----------------------------------------     ----------------------------------------
  except per share               Income         Shares        Per-Share       Income         Shares        Per-Share
       data)                   (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)     Amount
                               -----------   -------------    ---------     -----------   -------------    ---------

Computation of basic EPS:
  Income available to
   common stockholders            $ 54.6         131.2          $0.42         $ 47.0          131.9         $0.36
                                                                =====                                       =====
  Effect of dilutive
   options                                         3.0                                          3.0
                                                 -----                                        -----
Computation of diluted EPS:
  Income available to
   common stockholders
   assuming exercises             $ 54.6         134.2          $0.41         $ 47.0          134.9         $0.35
                                                 =====          =====                         =====         =====

                                                                    Nine Months
                               -------------------------------------------------------------------------------------
                                                 2000                                         1999
   (In millions,               ----------------------------------------     ----------------------------------------
  except per share               Income         Shares        Per-Share       Income         Shares        Per-Share
       data)                   (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)     Amount
                               -----------   -------------    ---------     -----------   -------------    ---------

Computation of basic EPS:
  Income available to
   common stockholders            $150.0         130.4          $1.15         $128.9          132.6         $0.97
                                                                =====                                       =====

  Effect of dilutive
   options                                         3.1                                          3.1
                                                 -----                                        -----
Computation of diluted EPS:
  Income available to
   common stockholders
   assuming exercises             $150.0         133.5          $1.12         $128.9          135.7         $0.95
                                                 =====          =====                         =====         =====

Allergan, Inc.

Options to purchase 6,800 shares of common stock at an exercise price of $75.13 per share were outstanding at September 29, 2000. Additionally, options to purchase 2,200,000 shares of common stock at an exercise price of $55.00 were outstanding as of September 24, 1999. The 6,800 options at September 29, 2000 and the 2,200,000 options at September 24, 1999 were not included in the computation of diluted earnings per share at September 29, 2000 and September 24, 1999, respectively, because the effect would be antidilutive.

9. The following table summarizes components of comprehensive income for the quarters and nine months ended:

                                                                       Third Quarter
                                 ------------------------------------------------------------------------------------------
(in millions)                                        2000                                            1999
                                 -------------------------------------------     ------------------------------------------
                                                     Tax                                             Tax
                                 Before-tax       (expense)       Net-of-tax     Before-tax       (expense)      Net-of-tax
                                   amount         or benefit        amount         amount         or benefit       amount
                                 ----------       ---------       ----------     ----------       ---------      ----------

Foreign currency
 translation adjustments            $(3.2)          $  --           $(3.2)         $(11.3)          $  --          $(11.3)

Unrealized holding gains
 (losses) arising during
 period                               4.9            (1.7)            3.2            (3.6)            1.3           (2.3)

Reclassification
 adjustment for net gains
 realized in net income                --              --              --            (0.2)            0.1           (0.1)
                                    -----           -----           -----          ------           -----          -----
Other comprehensive
 income (loss)                      $ 1.7           $(1.7)             --          $(15.1)          $ 1.4          (13.7)
                                    =====           =====                          =======          =====

Net earnings                                                         54.6                                           47.0
                                                                    -----                                          -----

Total comprehensive income                                          $54.6                                          $33.3
                                                                    =====                                          =====


Allergan, Inc.

                                                                       Nine Months Ended
                                 -------------------------------------------------------------------------------------------
(in millions)                                September 29, 2000                              September 24, 1999
                                 --------------------------------------------      -----------------------------------------
                                                    Tax                                              Tax
                                 Before-tax      (expense)         Net-of-tax      Before-tax     (expense)       Net-of-tax
                                   amount        or benefit          amount          amount      or benefit         amount
                                 ----------      ----------        ----------      ----------    ----------       ----------

Foreign currency
 translation adjustments           $ (8.7)          $   --          $ (8.7)         $(38.8)            --           $(38.8)

Unrealized holding gains
 arising during period                5.7             (2.0)            3.7             1.6          $(0.5)             1.1

Reclassification
 adjustment for net gains
 realized in net income              (0.6)             0.2            (0.4)           (2.3)           0.8             (1.5)
                                   ------           ------          ------          ------         ------           ------
Other
 comprehensive loss                $ (3.6)          $ (1.8)           (5.4)         $(39.5)        $  0.3            (39.2)
                                   ======           ======                          ======         ======
Net earnings                                                         150.0                                           128.9
                                                                    ------                                          ------

Total comprehensive
 income                                                             $144.6                                          $ 89.7
                                                                    ======                                          ======

10. Business Segment Information

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country. U.S. sales represented 51.0% and 47.8% of total product net sales for the quarters ended September 29, 2000 and September 24, 1999, respectively, and 52.1% and 48.7% of total product net sales for the nine month periods ended September 29, 2000 and September 24, 1999, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such segments. Operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, royalties and charges for corporate services and asset utilization.

Allergan, Inc.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and Development costs are treated as general corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 1999.

GEOGRAPHIC OPERATING SEGMENTS

                                           Net Sales                        Operating Income
                                  ---------------------------           -------------------------
                                  3rd Qtr.           3rd Qtr.           3rd Qtr.         3rd Qtr.
(in millions)                       2000               1999              2000              1999
                                  --------           --------           -------          --------

United States                     $  194.1           $  164.2           $  80.1          $  70.0
Europe                                81.9               89.9              22.9             28.7
Asia Pacific                          62.1               55.6              17.1              5.7
Other                                 42.8               35.6               8.1              7.4
                                  --------           --------           -------          -------
Segments total                       380.9              345.3             128.2            111.8
Manufacturing operations               0.7                1.5              32.6             38.1
Research and development                                                  (47.8)           (44.5)
Research services margin                                                    0.9              0.9
Elimination of inter-
  company profit                                                          (45.9)           (52.2)
General corporate                                                           6.5             13.1
                                  --------           --------           -------          -------
Total                             $  381.6           $  346.8           $  74.5          $  67.2
                                  ========           ========           =======          =======

                                           Net Sales                        Operating Income
                               --------------------------------      -------------------------------
                                       Nine Months Ended                     Nine Months Ended
                               --------------------------------      -------------------------------
                               September 29,      September 24,      September 29,     September 24,
(in millions)                       2000               1999              2000              1999
                               -------------      -------------      -------------     -------------

United States                     $  602.0           $  494.8           $ 256.1          $ 193.9
Europe                               262.1              274.4              68.7             76.1
Asia Pacific                         171.7              149.0              27.7             12.3
Other                                123.3              102.8              19.4             20.0
                                  --------           --------           -------          -------
Segments total                     1,159.1            1,021.0             371.9            302.3
Manufacturing operations               2.8                4.9             100.1             99.9
Research and development                                                 (145.2)          (114.4)
Research services margin                                                    2.5              2.2
Elimination of inter-
  company profit                                                         (142.4)          (146.3)
General corporate                                                          24.5             37.8
                                  --------           --------           -------          -------
Total                             $1,161.9           $1,025.9           $ 211.4          $ 181.5
                                  ========           ========           =======          =======


11. Special Charges

The Company maintains specific current and non-current liabilities at September 29, 2000 for restructuring charges recognized in 1998 and 1996. For the three and nine month periods ended September 29, 2000, the Company utilized approximately $0.3 million and $3.6 million, respectively, of

Allergan, Inc.

accrued liabilities specific to both the 1998 and 1996 restructurings. This spending is primarily associated with payments made to involuntarily terminated employees related to continued workforce reductions in identified manufacturing facilities. At September 29, 2000, the Company maintained approximately $8.8 million of accrued liabilities related to the 1998 and 1996 restructurings.

12. New and Proposed Accounting Standard

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and is effective for all periods of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial inception.

13. Subsequent Event

On November 1, 2000, the Company generated approximately $390 million in net proceeds from the issuance of zero coupon convertible subordinated notes. The notes are convertible into common stock and mature on November 1, 2020 at a principal amount of approximately $657 million.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2000

RESULTS OF OPERATIONS

The following table compares 2000 and 1999 net sales by Product Line for the third quarter and year-to-date periods:

                                         Three Months Ended                  Nine Months Ended
                                    ------------------------------     -------------------------------
Net Sales by Product Line           September 29,    September 24,     September 29,     September 24,
($ millions):                           2000             1999              2000              1999
                                    -------------    -------------     -------------     -------------

Specialty pharmaceuticals
     Eye Care Pharmaceuticals          $ 161.6          $ 141.2          $  514.6          $  424.7
     Skin Care                            16.2             16.3              48.4              58.0
     BOTOX(R)/Neuromuscular               60.7             43.1             172.8             121.9
                                       -------          -------          --------          --------
                                         238.5            200.6             735.8             604.6
Medical devices and OTC
  products
     Ophthalmic Surgical                  59.0             54.4             180.6             158.5
     Contact Lens Care                    84.1             91.8             245.5             262.8
                                       -------          -------          --------          --------

Total Net Sales                        $ 381.6          $ 346.8          $1,161.9          $1,025.9
                                       =======          =======          ========          ========

For the quarter ended September 29, 2000 total net sales increased by $34.8 million or 10% to $381.6 million as compared to the third quarter of 1999. Net sales for the nine months ended September 29, 2000 were $1,161.9 million, a 13% increase from the comparable 1999 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $10.1 million or 3% for the quarter ended September 29, 2000 and by $22.8 million or 2% for the nine months ended September 29, 2000. At constant currency rates, sales increased $44.9 million or 13% during the quarter, and $158.8 million or 16% for the nine months ended September 29, 2000 compared with the same periods last year.

Sales in the U.S. were 51.0% of total product net sales for the quarter ended September 29, 2000, which represents a 3.2 percentage point increase over the 47.8% rate for the third quarter of 1999. For the nine months ended September 29, 2000, sales in the U.S. were 52.1% of total product net sales which represents a 3.4 percentage point increase over the 48.7% rate for the first nine months of 1999. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

Eye Care Pharmaceutical and Botox(R) Purified Neurotoxin Complex sales were reduced from the amounts that would have been reported at constant currency rates by $4.7 million and $1.1 million, respectively, in the third quarter and by $12.5 million and $2.7 million, respectively, in the first nine months of 2000. This was primarily a result of the weakness in the Euro denominated currencies in the third quarter as well as year-to-date through September 29, 2000.

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

Ophthalmic Surgical and Contact Lens Care sales were reduced from the amounts that would have been reported at constant currency rates by $1.5 million and $2.8 million, respectively, in the third quarter and by $3.4 million and $4.2 million, respectively, in the first nine months of 2000. This was primarily a result of the weakness in Euro denominated currencies partially offset by the strengthening of the Japanese yen in 2000.

The $34.8 million increase in net sales in the third quarter and the $136.0 million increase in the first nine months of 2000 were primarily the result of increases in sales in three product lines. Eye Care Pharmaceutical sales increased by $20.4 million in the third quarter and $89.9 million in the first nine months of 2000. Sales of Botox(R) Purified Neurotoxin Complex increased by $17.6 million in the third quarter and $50.9 million in the first nine months of 2000. Surgical sales increased by $4.6 million in the third quarter and $22.1 million in the first nine months of 2000. Eye Care Pharmaceutical sales increased primarily because of growth in sales of Alphagan(R) ophthalmic solution. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes it currently possesses over 80 percent of the worldwide market for neurotoxins including Botox(R). Later this year, a competitor is expected to introduce a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth for Botox(R) sales may decrease in the future as a result of this new competition. Surgical sales increased primarily as a result of strong sales of Allergan's acrylic IOL and increased sales of silicone intraocular lenses (IOLs).

Allergan's gross margin percentage for the third quarter of 2000 was 72.6% of net sales, which represents a 2.0 percentage point increase from the 70.6% rate for the third quarter of 1999. The gross margin percentage for the nine months ended September 29, 2000 was 72.4% of net sales, which represents a 2.1 percentage point increase from the 70.3% rate for the first nine months of 1999. The gross margin percentage increased in 2000 compared to the comparable periods in 1999 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin Eye Care Pharmaceutical and Botox(R) Purified Neurotoxin Complex sales represented a greater percentage of 2000 sales compared to 1999. Gross margin in dollars increased over the third quarter of 1999 by $32.1 million or 13% as a result of the 10% increase in net sales and the 2.0 percentage point increase in gross margin percentage. For the first nine months of 2000 gross margin in dollars increased over the comparable period of 1999 by $120.9 million or 17% as a result of the 13% increase in net sales and the 2.1 percentage point increase in gross margin percentage.

Operating income in the third quarter of 2000 of $74.5 million was $7.3 million, or 11% higher than operating income in the third quarter of 1999 of $67.2 million. Such increase was the result of the $32.1 million

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

increase in gross margin in the third quarter of 2000 offset by a $20.7 million increase in selling, general and administrative expenses, and a $3.3 million dollar increase in research and development. Operating income for the nine months ended September 29, 2000 of $211.4 million was $29.9 million, or 16% higher than operating income in the first nine months of 1999 of $181.5 million. Such increase was the result of the $120.9 million increase in gross margin in 2000 offset by a $58.0 million increase in selling, general and administrative expenses, and a $30.8 million increase in research and development. Selling, general, and administrative expenses increased for the third quarter and for the nine months ended September 29, 2000 primarily as a result of increases in spending on promotion, selling and marketing activities in 2000. Research and Development increased for the third quarter and for the nine months ended September 29, 2000 as a result of increased research activity.

Provision for income taxes in the third quarter, 2000 decreased by 3% as a percentage of earnings before income taxes and minority interest from the comparable 1999 period. Similarly, the provision for income taxes for the nine months ended September 29, 2000 decreased by 1% as a percentage of earnings before income taxes and minority interest from the comparable 1999 period. The decrease in both periods is the result of a revised estimated tax rate to reflect management's estimate of the effective tax rate for the year ended December 31, 2000.

Net earnings of $54.6 million in the third quarter of 2000 increased by $7.6 million or 16% over net earnings of $47.0 million for the third quarter of 1999. Such increase was primarily the result of the $7.3 million increase in operating income and the reduction in the effective tax rate in the third quarter.

Net earnings of $150.0 million in the first nine months of 2000 represent a $21.1 million, or 16% increase over net earnings of $128.9 million in the first nine months of 1999. The 2000 increase is primarily the result of the $29.9 million increase in operating income and a $2.7 million favorable change in the effects of foreign exchange gains and losses. This was partially offset by a $0.9 million increase in net interest expense, an increase in the loss on fixed asset disposals of $1.1 million, a decrease in the gains on sales of investments of $1.5 million, and a $6.1 million increase in income taxes resulting from the increase in earnings before income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2000, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $62.1 million through 2001, $13.9 million through 2002, and $275.9 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings

Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2000

LIQUIDITY AND CAPITAL RESOURCES (Continued)

under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of September 29, 2000, the Company had $100.1 million in borrowings under six of the credit facilities, $89.0 million in borrowings under the note program, and commercial paper borrowings of $116.5 million. As of September 29, 2000, the Company has classified $116.5 million of commercial paper borrowings as long-term debt based upon the Company's ability to maintain such debt under terms of the credit facilities described above.

The net cash provided by operating activities for the nine months ended September 29, 2000 was $228.7 million. The net cash provided by operating activities for the nine months ended September 24, 1999 was $211.2 million.

The increase in net cash provided by operating activities of $17.5 million is primarily the result of an increase in net earnings of $21.1 million.

Cash used in investing activities for the nine months ended September 29, 2000 was $50.6 million. Cash used in investing activities for the nine months ended September 24, 1999 was $51.9 million. The Company invested $43.2 million in new facilities and equipment during the nine months ended September 29, 2000 compared to $39.1 million during the same period in 1999.

Cash provided by financing activities was $35.3 million for the nine months ended September 29, 2000 compared to cash used in financing activities of $68.0 million during the same period in 1999. The increase in net cash provided by financing activities of $103.3 million is primarily the result of stock sold to employees of $128.7 million. The Company is uncertain as to the level of future stock purchases by employees. Commercial paper borrowings, net of repayments of debt totaled $68.6 million for the nine months ended September 29, 2000 compared to $44.3 million during the same period in 1999. The amounts in both years include dividend outflows of $31.4 million in 2000 and $27.8 million in 1999. The 2000 amount of cash provided by financing activities includes $122.8 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with the $286.8 million of available borrowings under the Company's existing credit facilities and approximately $390 million of net proceeds generated from the issuance of zero coupon convertible subordinated notes on November 1, 2000, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $8.8 million on accrued restructuring costs during the remainder of 2000 and through 2001.

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

The impact of interest rate risk management activities on income during the quarter ended September 29, 2000, and the amount of deferred gains and losses from interest rate risk management transactions at September 29, 2000 were not material.

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

All of the Company's purchased options were entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. The premium cost of purchased foreign exchange option contracts are recorded in "Other Current Assets" and amortized over the life of the option.

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

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. Also, the growing use and acceptance of daily contact lenses, other frequent replacement lenses, and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

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

o A continuing political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. If measures to accomplish that coverage become law, and if these measures impose price controls on the Company's products, the Company's revenues and financial condition are likely to be materially and adversely affected. Likewise, the United States Congress recently passed a law permitting the reimportation of export pharmaceuticals in certain circumstances. If this law results in substantial reimportation of pharmaceuticals, the Company's United States sales of pharmaceuticals could be materially and adversely affected.

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

Allergan, Inc.

PART II - OTHER INFORMATION

Item 5. Other Information.

        ANNUAL MEETING.

        The Company's next annual stockholders' meeting will be held on Wednesday, April 25, 2001 at 10:00 A.M.

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
            (numbered in accordance with Item 601 of Regulation S-K)

            27   Financial Data Schedule

        -  Reports on Form 8-K

            None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000                 ALLERGAN, INC.


                                         /s/ Eric K. Brandt
                                         ---------------------------------------
                                             Eric K. Brandt
                                             Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

     27                      Financial Data Schedule