Form 10-K405
period 2000-12-31
ALLERGAN INC
filed 2001-03-23
CIK 850693

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $10,977,000,000 on January 26, 2001, based upon the closing price on the New York Stock Exchange on such date.

        Common Stock outstanding as of January 26, 2001 - 134,254,772 shares (including 2,486,079 shares held in treasury).

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II, III and IV incorporate certain information by reference from the registrant's proxy statement for the annual meeting of stockholders to be held on April 25, 2001, which proxy statement was filed with the Securities and Exchange Commission on March 23, 2001.

================================================================================

                                TABLE OF CONTENTS

                                                                         PAGE
PART I

Item 1.        Business....................................................1
Item 2.        Properties.................................................13
Item 3.        Legal Proceedings..........................................13
Item 4.        Submission of Matters to a Vote of Security Holders........14
Item I-A.      Executive Officers of Allergan, Inc........................14

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................17
Item 6.        Selected Financial Data....................................17
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................17
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.17
Item 8.        Financial Statements and Supplementary Data................17
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................17

PART III

Item 10.       Directors and Executive Officers of Allergan, Inc..........18
Item 11.       Executive Compensation ....................................18
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................18
Item 13.       Certain Relationships and Related Transactions.............18

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................19

SIGNATURES     ..........................................................S-1
INDEX OF EXHIBITS .......................................................S-3
SCHEDULE       ..........................................................S-8
EXHIBITS       .......................(Attached to this Report on Form 10-K)

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Allergan, Inc. ("Allergan" or the "Company") is a provider of eye care and specialty pharmaceutical products throughout the world with products in the eye care pharmaceutical, ophthalmic surgical device, over-the-counter contact lens care, movement disorder, and dermatological markets. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, neurotoxins, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

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

ALLERGAN BUSINESSES

        The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company's specialty therapeutics businesses and product lines:

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                               2000        1999        1998
                                               ----        ----        ----
                                                       (IN MILLIONS)
Specialty Pharmaceuticals:
        Eye Care Pharmaceuticals             $  675.3    $  571.2    $  505.3
        Skin Care                                68.7        76.6        80.6
        Botox(R)/Neuromuscular                  239.5       175.8       125.3
                                             --------    --------    --------
                Total                           983.5       823.6       711.2

Medical Devices and OTC Product Lines:
        Ophthalmic Surgical                     250.4       222.9       193.6
        Contact Lens Care                       328.7       359.7       356.9
                                             --------    --------    --------
                Total                           579.1       582.6       550.5

        Total Product Net Sales              $1,562.6    $1,406.2    $1,261.7
                                             ========    ========    ========

Domestic                                         51.7%       48.1%       46.2%
International                                    48.3%       51.9%       53.8%


See Note 14 of Notes to Consolidated Financial Statements on pages A-36 to A-37 of the Company's Proxy Statement filed on March 23, 2001 for further information concerning foreign and domestic operations.

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

                                    GLAUCOMA

        The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure leading to optic nerve damage. Allergan's largest selling eye care pharmaceutical product is Alphagan(R) ophthalmic solution, which was approved by the United States Food and Drug Administration ("FDA") in September 1996 for the treatment of open-angle glaucoma and ocular hypertension. Sales of Alphagan(R) ophthalmic solution represented 15%, 12% and 9% of total Company sales in 2000, 1999 and 1998, respectively. The period of new chemical entity exclusivity in the United States for Alphagan(R) ophthalmic solution extends for five years from the date of approval. Allergan sells Alphagan(R) ophthalmic solution in 69 countries worldwide.

        Allergan filed two new drug applications ("NDAs") with the FDA in 2000 for glaucoma products. In the third quarter of 2000, Allergan filed an NDA in the U.S. and in the fourth quarter of 2000 filed a Marketing Authorization Application ("MAA") in Europe for Lumigan(TM), a topical treatment for elevated intraocular pressure in patients with glaucoma or ocular hypertension. The FDA approved Lumigan(TM) in March 2001 for the reduction of elevated intraocular pressure ("IOP") in patients with open-angle glaucoma or ocular hypertension who are intolerant of other IOP lowering medications or insufficiently responsive (failed to achieve target IOP determined after multiple measurements over time) to another IOP-lowering medication. The second NDA was for Alphagan(R) P, a reformulation containing brimonodine, the active ingredient in Alphagan(R) ophthalmic solution, preserved with Purite(R). The FDA also approved Alphagan(R) P in March 2001 for the lowering of IOP in patients with open-angle glaucoma and ocular hypertension. Alphagan(R) P ophthalmic solution lowers IOP by reducing aqueous humor production and increasing uveoscleral outflow, while data suggests that Lumigan(TM) ophthalmic solution lowers IOP by increasing the outflow of aqueous humor through trabecular meshwork and uveoscleral routes. The Company intends to launch both products in 2001.

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

                                  INFLAMMATION

        Allergan's leading ophthalmic anti-inflammatory product is Acular(R)(1) ophthalmic solution. It is indicated for the relief of itch associated with seasonal allergic conjunctivitis and for the treatment of postoperative inflammation in patients who have undergone cataract extraction. Acular(R) PF was the first unit-dose, preservative-free topical nonsteroidal anti-

--------

(1) Acular(R)is a registered trademark of and is licensed from its developer Syntex (U.S.A.) Inc.

inflammatory drug (NSAID) in the United States, and is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Pred Forte(R) and FML(R) Liquifilm(R) ophthalmic suspensions are Allergan's products in the ocular corticosteroid inflammation market.

                                    INFECTION

        Allergan's major products in the anti-infective market are Ocuflox(R)/Oflox(R)/Exocin(R) ophthalmic solution, a fluroquinolone which treats bacterial conjunctivitis and corneal ulcers, Blephamide(R) ophthalmic suspension, a topical anti-inflammatory and anti-infective, and Polytrim(R) ophthalmic solution, a synthetic antimicrobial which treats surface ocular bacterial infections. Blephamide(R), Pred Forte(R) and Polytrim(R) ophthalmic solutions no longer have patent protection and face generic competition. McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson, is Allergan's marketing partner for Ocuflox(R) ophthalmic solution in the U.S. pediatric and selected general practitioner markets.

                                     ALLERGY

        Allergan launched Alocril(R) ophthalmic solution in early 2000. Alocril(R) is indicated for the treatment of itch associated with allergic conjunctivitis. The allergy market, is by its nature, a seasonal market, peaking during the Spring months.

                             OCULAR SURFACE DISEASE

        In addition to its eye care pharmaceuticals, Allergan markets a variety of artificial tear products for various needs, under a range of brand names worldwide, led by the Refresh(R) brand. In the United States, the Refresh(R) brand includes Refresh Plus(R), Refresh Tears(R), and Refresh P.M.(R) Allergan also markets Celluvisc(R) in the United States for severe dry eye. Other Allergan brands marketed around the world include the, Liquifilm Tears(R) and Lacri-Lube(R) S.O.P.(R) products as well as Lerin(R), a decongestant.

        Allergan has filed an NDA and an MAA for Restasis(TM), a prescription ophthalmic emulsion product for the treatment of chronic dry eye disease. In 2001, Allergan plans to initiate a six-month confirmatory study to support these applications.

Skin Care Product Line

        Allergan's skin care business is currently comprised of three main product lines: tazarotene products in cream and gel formulations marketed under Tazorac(R) in the United States and Canada and as Zorac(R) elsewhere; Azelex(R), an acne product; and the M.D. Forte(R) line of alpha hydroxy acid products. Allergan promotes its skin care products primarily in the United States.

        In June 1997, the Company received approval from the FDA to market Tazorac(R) gel for the treatment of plaque psoriasis and acne. The FDA approved the cream formulation of Tazorac(R) in October 2000 for the treatment of psoriasis. Allergan filed a Supplemental NDA in December 2000 for the acne indication of Tazorac(R) cream. Allergan promotes Tazorac(R) in the United States, along with its co-promotion partner, 3M Pharmaceuticals. Outside of the U.S., Allergan has engaged Pierre Fabre Dermatologie and Bioglan Pharma PLC as its promotion partners for Zorac(R) in Europe, the Middle East and Africa.

        Azelex(R)cream is approved for the topical treatment of mild to moderate inflammatory acne vulgaris. Allergan launched Azelex(R)cream in the U.S. in December 1995.

        The Company also develops and markets glycolic acid-based skin care products. In 1999, the Company divested its aesthetician salon and retail-based alpha hydroxy acid products as part of an initiative to focus on the M.D. Forte(R) line of alpha hydroxy acid products. M.D. Forte(R) products are marketed to and dispensed by physicians.

Botox(R)/Neuromuscular

        Allergan's Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. Sales of Botox(R) Purified Neurotoxin Complex represented 15%, 13% and 10% of total Company sales in 2000, 1999 and 1998, respectively. The Company markets Botox(R) Purified Neurotoxin Complex in the United States and in 66 other countries.

        The approved indications for Botox(R) in the United States are for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness); strabismus (misalignment of the eyes) in people 12 years of age and over; and cervical dystonia in adults (along with the associated pain). Outside of the U.S., Botox(R) Purified Neurotoxin Complex is also approved for hemifacial spasm, pediatric cerebral palsy and upper limb spasticity associated with debilities occurring after a stroke.

        The Company is pursuing new approved indications for Botox(R) Purified Neurotoxin Complex, including brow furrow, pediatric cerebral palsy, headache, hyperhidrosis (excessive sweating), back spasm, spasticity, anal fissure and temporal mandibular joint disease.

        The Company manufactures bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex. The process to create bulk toxin is technically complicated and difficult. Any failure of the Company to maintain an adequate supply of bulk toxin could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex with a resulting decrease in sales of the product.

MEDICAL DEVICES AND OTC PRODUCT LINES

Ophthalmic Surgical Product Line

        Allergan's ophthalmic surgical business develops, manufactures and markets intraocular lenses ("IOLs"), surgically related pharmaceuticals, phacoemulsification equipment and other ophthalmic refractive surgical products.

        The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can eventually lead to blindness. Most patients affected by cataracts can be surgically treated by removing the clouded lens and replacing it with an IOL. The Company currently offers a line of products used in the performance of cataract surgery, including silicone monofocal and multi-focal IOLs, an acrylic IOL and PMMA IOLs.

        Sales of all models of the Company's IOLs represented 11% of total Company sales in each of 2000 and 1999 and 10% of total Company sales in 1998. Foldable IOLs marketed by Allergan for small incision cataract surgery include the Array(R) multifocal silicone IOL; its line of monofocal silicone IOLs (PhacoflexII(R)SI-30NB(R), SI-40NB(R), and PhacoflexII(R)SI-55NB(R)); and the Sensar(R) acrylic IOL, which was introduced in Europe in 1998 and was approved for marketing in the United States in February 2000. Along with foldable IOLs, the Company also markets a series of insertion systems for each of its foldable lens models, referred to as The UnFolder(R) implantation systems. The systems assist the surgeon in achieving controlled release of the IOL in incisions as small as 2.8 mm.

        Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can be removed through a hollow needle. Allergan currently markets the Prestige(R), AMO(R)Diplomax(R) and Sovereign(TM) phacoemulsification systems. Allergan also markets AMO(R)Vitrax(R), a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery. And, in 1998, the Company became a distributor of BioLon(TM)2 viscoelastic in the United States under an agreement with Akorn, Inc. The Company has partnered with Allegiance Healthcare Corporation to provide custom surgical procedure packs to its U.S. and European customers.

        In 2000, Allergan entered the refractive surgery market with the Amadeus(R) microkeratome. Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue that is folded back during the laser procedure and then folded back to its original position. Allergan is the exclusive worldwide distributor of the Amadeus(R) microkeratome and SurePass(R) microkeratome blades, which are manufactured by SIS AG, Surgical Instrument Systems in Switzerland. Allergan also has a U.S. co-marketing agreement with VISX Incorporated, which sells excimer laser systems for vision correction.

Contact Lens Care Product Line

        The Company has been active in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful microorganisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort.

        In the area of disinfecting products for soft contact lenses, the Company offers products that can be used in both the hydrogen peroxide and convenient chemical systems. Allergan's leading hydrogen peroxide system products are the Oxysept 1Step(R)/UltraCare(R) hydrogen peroxide neutralizer/disinfection system, with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Complete(R) brand Multi-Purpose solution is the Company's convenient, one-bottle chemical disinfection system for soft contact lenses. The Company currently markets Complete(R) brand Multi-Purpose solution worldwide, including Japan as of 1999. Complete(R) brand ComfortPLUS(TM) Multi-Purpose solution, the Company's latest product upgrade, contains a proprietary comfort formulation for longer, more comfortable contact lens wear.

        In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F(R) Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company's contact lens care product business in Japan.

        In 2000 Allergan launched a new eye drop for contact lens wearers called Refresh Contacts(R) to help provide comfort and protection from dryness and irritation.

        Also in 2000, Allergan entered into a strategic global alliance with the Vistakon Division of Johnson & Johnson Vision Care, Inc., makers of the Acuvue(R) brand contact lenses. This alliance includes research, educational, marketing, and co-detailing initiatives.

        Sales of the Company's hydrogen peroxide disinfection systems represented 5%, 7% and 10% of total Company sales in 2000, 1999 and 1998, respectively. The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan's strongest family of lens care products. The Company's primary strategy is to focus its sales and marketing resources on aggressive growth of Complete(R) brand Multi-Purpose solution which grew faster than its segment on a worldwide basis in 2000. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

EMPLOYEE RELATIONS

        At December 31, 2000, the Company employed 6,181 persons throughout the world, including 2,308 in the United States. None of the Company's U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

INTERNATIONAL OPERATIONS

        Allergan's international sales have represented approximately 48.3%, 51.9% and 53.8% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. Allergan established its first foreign subsidiary in 1964 and the Company's products are sold in approximately 120 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

SALES AND MARKETING

        Allergan maintains a global marketing team, as well as regional sales and marketing organizations. Allergan's sales efforts and promotional activities are primarily aimed at eye care professionals, as well as neurologists and dermatologists, who use, prescribe and recommend its products. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company has also developed training modules and seminars to update physicians regarding evolving technology. Allergan has also utilized direct-to-consumer advertising of its contact lens care products, Refresh(R) products and Array(R) multifocal silicone IOL.

        The Company's products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists, dermatologists and plastic surgeons. At December 31, 2000, the Company employed approximately 1,600 sales representatives throughout the world. The Company also utilizes distributors for its products in the smaller international markets.

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

        At December 31, 2000, there were, in the aggregate, approximately 1,000 people involved in the Company's research and development efforts. The Company's research and development expenditures for 2000, 1999 and 1998 were $195.6 million, $168.4 million and $125.4 million, respectively, excluding amounts spent by the Company on behalf of Allergan Specialty Therapeutics, Inc.

        Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, retinal diseases, dry eye, allergy and new anti-infective pharmaceuticals for eye care. Below is a summary of major research and development projects in the ophthalmic pharmaceutical segment:

- In its glaucoma research, the Company is pursuing two approaches. The first is to improve upon agents for lowering intraocular pressure, and the second is to develop drugs that directly protect the optic nerve.

- In the retinal disease area, Allergan is continuing programs to treat age-related macular degeneration.

- Allergan continues to pursue ocular allergy, anti-inflammatory and anti-infective products.

        Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs.

        For the skin care business, Allergan's research and development team is working on expanded indications and formulations for tazarotene. The team is also working on an anti-acne approach based on enzyme inhibitors.

        Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox(R) (Botulinum Toxin Type A) Purified Neurotoxin Complex to include treatment for pediatric cerebral palsy, spasticity, headache, lower back pain, anal fissure, brow furrow, hyperhidrosis and temporal mandibular joint disease. Allergan is also pursuing new toxin based products.

        Research and development in the contact lens care business is aimed at systems that are effective and more convenient for patients to use, and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer.

        Allergan is also working to leverage its technologies in therapeutic areas outside of its current specialites, such as the use of its receptor-selective retinoid technology in therapeutic areas such as cancer, diabetes, dyslipidermia and bone disease and alpha agonists in the treatment of neuropathic pain.

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

        ASTI's technology and product research and development activities take place under a research and development agreement with the Company. The Company will recognize revenues and related costs as services are performed under such contracts. It is currently expected that most of ASTI's funds will be directed toward continuing the research and development of products based on retinoid and neuroprotective technologies. In addition, ASTI may fund the research and development of pharmaceutical products in therapeutic categories of interest to the Company other than those based on retinoid and neuroprotective technologies, but that complement the Company's product pipeline or otherwise are believed to provide a potential commercialization opportunity for the Company.

        The continuing introduction of new products supplied by the Company's research and development efforts and in-licensing opportunities is critical to the success of the Company. There are intrinsic uncertainties associated with the research and development efforts and the regulatory process. There is no assurance that any of the research projects or pending drug marketing approval applications will result in new products that the Company can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse impact on the future operations of the Company.

COMPETITION

        Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan. Major eye care competitors include Alcon Laboratories, Inc. (a subsidiary of Nestle), Bausch & Lomb and its acquired businesses, Chiron Vision and Storz Ophthalmics, Novartis Ophthalmics, Merck & Co., Inc. and Pharmacia Ophthalmics. These competitors have equivalent or, in most cases, greater resources than Allergan. The Company's skin care business competes against a number of companies, including among others Dermik, a division of Aventis, Galderma, a joint venture between Nestle and L'Oreal, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In the market for neurotoxins, the Company has two competitors:
Beaufour Ipsen, which sells in Europe, Latin America, Asia and New Zealand, and Athena Neurosciences, Inc., a subsidiary of Elan Corporation, PLC, in the United States and Europe. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

GOVERNMENT REGULATION

        Drugs, biologics and medical devices, including IOLs and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of most of the Company's products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by foreign health agencies prior to sale as well. The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a premarket application and governmental review is costly and takes many years to complete.

        In general, manufacturers of drugs, medical devices and biologicals are operating in a rigorous regulatory environment. The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs.

        Internationally, the regulation of drugs and medical devices is also complex. In Europe, the Company's products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. The European Union ("EU") procedures for the authorization of medicinal products are currently being reviewed by the European Commission and proposals for improving the efficiency of operation of both the mutual recognition and centralized procedure are expected later this year. Additionally, new rules have been introduced or are under discussion in several areas such as the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications.

        The EU regulatory regime for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation regulate the Company's IOLs and contact lens care products under the medical devices regulatory system rather than the more extensive system for medicinal products under which they were formerly regulated. The EU medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing CE marking. The manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.

        In Japan, where the Company currently sells surgical products, consumer eye care products and Botox(R), the regulatory process is equally complex. Premarketing approval and clinical studies are required, as is governmental pricing approval for medical devices and pharmaceuticals. The regulatory regime for pharmaceuticals in Japan has historically been so lengthy and costly that it has been cost prohibitive for Allergan, primarily because Japan required the repetition of all relevant clinical studies in Japan. In the future the process in Japan may become more financially attractive as Japan is in the process of implementing changes to comply with the International Conference on Harmonization, an agreement among Japan, the U.S. and the E.U. to facilitate the registration of drugs utilizing data collected outside of the country. The timeline for completion of these changes and the rules during this period of transition are not certain and in this period registration of pharmaceutical products will remain unpredictable; however, the opportunity to realize value from Allergan's newly developed products in Japan may increase as the environment in Japan moves closer to that of the E.U. and U.S.

        In the United States, a significant percentage of the patients who receive the Company's IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center ("ASC"), Medicare provides the ASC with a fixed facility fee which includes a recommended $150 allowance to cover the cost of the IOL. The reimbursement rate for Array(R) multifocal IOLs implanted in ASCs until May 2005 is $200 after HCFA awarded "new technology IOL" status to the Array(R) multifocal IOL in 2000. When the procedure is performed in a hospital outpatient department, the hospital's reimbursement is determined using a complex formula that blends the hospital's costs with the $150 allowance paid to ASCs for IOLs that are not "new technology IOLs." For the Array(R) multifocal IOL, Medicare reimburses the hospital based on the actual acquisition cost of the IOL by the hospital.

        Proposals to amend Medicare coverage to include pharmaceuticals are currently in debate in the United States. Such coverage could impose price controls on the Company's products. If implemented, price controls could materially and adversely affect the Company's revenues and financial condition.

        The Company cannot predict the likelihood or pace of any significant legislative action in these areas, nor can it predict whether or in what form health care legislation being formulated by various governments will be passed. Medicare reimbursement rates are subject to change at any time. The Company also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, the Company believes that such legislative activity will likely continue, and the adoption of such measures can be expected to have some impact on the Company's business.

PATENTS, TRADEMARKS AND LICENSES

        Allergan owns, or is licensed under, numerous patents relating to its products, product uses and manufacturing processes. It has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to Alphagan(R) and Lumigan(TM) ophthalmic solutions, no one patent or license is currently of material importance in relation to its overall sales. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products.

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

- The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer and distributor buying decisions.

- Until December 2000, the Company was the only manufacturer of an FDA-approved neurotoxin. Another company has now received FDA approval of a neurotoxin. The Company's sales of Botox(R) Purified Neurotoxin Complex could be materially and negatively impacted by this new competition.

- The manufacturing process to create bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex and a resulting decrease in sales of the product.

- The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan's strongest family of lens care products. The Company's primary strategy is to focus its sales and marketing resources on aggressive growth of Complete(R)brand
    Multi-

    Purpose solution which grew faster than its segment on a worldwide basis in 2000. Also, the growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

- The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

- Sales of the Company's surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations.

- A continuing political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. If measures to accomplish that coverage become law, and if these measures impose price controls on the Company's products, the Company's revenues and financial condition are likely to be materially and adversely affected.

- The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company's operating results. The Company can provide no assurance that future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit or operating expenses.

- The Company's business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company's products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

- Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan's future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide assurances that its products will not infringe patents held by third parties. In such event, licenses from such third parties may not be available or may not be available on commercially attractive terms. Please see Item 3 on page 13 for information on current patent litigation.

- The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

- Future performance of the Company will be affected by the introduction of new products such as Lumigan(TM) and FDA approval of new indications for current products such as Botox(R) Purified Neurotoxin Complex. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

- There are intrinsic uncertainties associated with research & development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections of this report on Form 10-K, which are incorporated herein by reference.

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

        On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against Allergan regarding the investigational glaucoma drug, Lumigan(TM), Allergan filed a declaratory relief lawsuit against Pharmacia (and related entities) in United States District Court for the District of Delaware. In the lawsuit, Allergan asked the court to issue a ruling that Lumigan(TM) does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan's allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. See "Certain Factors and Trends Affecting Allergan and its Businesses" for further information about the risks and uncertainties associated with patents.

        Although the ultimate outcome of any pending litigation and claims cannot be precisely ascertained at this time, Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operation. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM I-A.  EXECUTIVE OFFICERS OF ALLERGAN, INC.

        The executive officers of the Company and their ages as of March 1, 2001 are as follows:

David E.I. Pyott                         47     President and Chief Executive Officer

F. Michael Ball                          45     Corporate Vice President and President,
                                                North America Region and Global Eye Rx
                                                Business

Eric K. Brandt                           38     Corporate Vice President, Chief
                                                Financial Officer and President, Global
                                                Consumer Eye Care Business (Principal
                                                Financial Officer)

David A. Fellows                         44     Corporate Vice President and President,
                                                Asia Pacific Region

James M. Hindman, CPA                    40     Senior Vice President and Controller
                                                (Principal Accounting Officer)

Lester J. Kaplan, Ph.D.                  50     Corporate Vice President and President,
                                                Research and Development and Global
                                                BOTOX(R)

George M. Lasezkay, Pharm.D., J.D.       49     Corporate Vice President, Corporate
                                                Development

Nelson R. A. Marques                     50     Corporate Vice President and President,
                                                Latin America Region

James V. Mazzo                           43     Corporate Vice President and President,
                                                Europe/Africa/Middle East Region and
                                                Global Surgical Business

Jacqueline Schiavo                       52     Corporate Vice President,
                                                Worldwide Operations

Francis R. Tunney, Jr.                   53     Corporate Vice President -
                                                Administration and Secretary

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

        Mr. Brandt has been Corporate Vice President and Chief Financial Officer since May 1999 and in January 2001 he also assumed the duties of President, Global Consumer Eye Care Business. Prior to joining the Company, Mr. Brandt held various positions with the Boston Consulting Group ("BCG") from 1989, culminating in Vice President and Partner, and a senior member of the BCG Health Care practice. While at BCG, Mr. Brandt was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. Mr. Brandt joined the Company in 1999.

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

        Mr. Mazzo has been Corporate Vice President and President, Europe/Africa/Middle East Region since April 1998 and in January 2001 he also assumed the duties of President, Global Surgical Business. From May 1998 to January 2001, Mr. Mazzo was also the President of Global Lens Care Products. He had been Senior Vice President Eyecare/Rx Sales and Marketing, U.S. since June 1997 during which time he served as acting President Europe/Africa/Middle East Region from October - December 1997. Prior to that, he served 11 years in a variety of positions at the Company, including Director, Marketing (Canada), Vice President and Managing Director (Italy) and Senior Vice President Northern Europe. Mr. Mazzo first joined the Company in 1980.

        Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms. Schiavo first joined the Company in 1980.

        Mr. Tunney has been Corporate Vice President - Administration, and Secretary since January 2001. Prior thereto he served as Corporate Vice President-Administration, General Counsel and Secretary of the Company since 1998. Since 1998 he has also served as the Company's Chief Ethics Officer. From 1991 through 1998 he was Corporate Vice President, General Counsel and Secretary and prior thereto was Senior Vice President, General Counsel and Secretary from 1989 through 1991. Mr. Tunney first joined SmithKline Beckman Corporation, the Company's former parent, in 1979.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The section entitled "Market Prices of Common Stock and Dividends" on page A-49 of the Proxy Statement is incorporated herein by reference.

         On November 1, 2000, the Company issued and sold $657,451,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due November 1, 2020 ("LYONs") at an initial offering price of $608.41 per $1,000 face amount. The LYONs were sold by Merrill Lynch & Co. to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. The discount to Merrill Lynch was $15.21 per $1,000 aggregate principal amount at maturity of the LYONs. Holders may convert their LYONs at any time on or before the maturity date, unless the LYONs have been previously redeemed or purchased, into 5.7615 shares of Allergan Common Stock per LYON.

         Allergan subsequently registered the LYONs pursuant to Registration Statement 333-50524, effective December 8, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The table entitled "Selected Financial Data" on page A-48 of the Proxy Statement is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2000" on pages A-2 to A-12 of the Proxy Statement is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section entitled "Quantitative and Qualitative Market Risk Factors" on pages A-13 to A-17 of the Proxy Statement is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, including the notes thereto, included on pages A-18 to A-44 of the Proxy Statement, together with the sections entitled "Independent Auditors' Report" and "Quarterly Results (Unaudited)" of the Proxy Statement included on pages A-46 and A-47, respectively, are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation," and the subsection entitled "Director Compensation" included in the Proxy Statement on pages 15-23 and pages 6-7, respectively, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The common stock information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 13-14 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections entitled "Other Matters" and "Compensation Committee Interlocks and Insider Participation" on page 7 and page 24, respectively, of the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements*

                                                                       PAGE(S) IN
                                                                     PROXY STATEMENT
                                                                     ---------------
    1.   Financial Statements included in Part II of this report:

         Independent Auditors' Report ..................................  A-46

         Consolidated Balance Sheets at December 31, 2000 and
         December 31, 1999 .............................................  A-18

         Consolidated Statements of Operations for Each of the Years
         in the Three Year Period Ended December 31, 2000 ..............  A-19

         Consolidated Statements of Stockholders' Equity for
         Each of the Years in the Three Year Period
         Ended December 31, 2000 .......................................  A-20

         Consolidated Statements of Cash Flows for Each of the Years
         in the Three Year Period Ended December 31, 2000 ..............  A-21

         Notes to Consolidated Financial Statements ....................A-22 to A-44

    * Incorporated by reference from the indicated pages of the Company's Proxy Statement filed with the Securities and Exchange Commission on March 23, 2001.

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

         II Valuation and Qualifying Accounts..........................    S-8

         All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)      Reports on Form 8-K

         On November 1, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. The filing related to Allergan's issuance of $657,451,000 in aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due November 1, 2020 (Zero Coupon -- Subordinated) at an initial offering price of $608.41 per $1,000 face amount of LYONs.

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

Date: March 23, 2001                   ALLERGAN, INC.


                                       By /S/ DAVID E.I. PYOTT
                                          --------------------------------------
                                          David E.I. Pyott
                                          President, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 23, 2001                   By /S/ DAVID E.I. PYOTT
                                          --------------------------------------
                                       David E.I. Pyott
                                       President, Chief Executive Officer


Date: February 26, 2001                By /S/ ERIC K. BRANDT
                                          --------------------------------------
                                          Eric K. Brandt
                                          Corporate Vice President,
                                          Chief Financial Officer and President,
                                          Global Consumer Eye Care Business
                                          (Principal Financial Officer)


Date: March 23, 2001                   By /S/ JAMES M. HINDMAN
                                          --------------------------------------
                                          James M. Hindman
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)


Date: March 1, 2001                    By /S/ HERBERT W. BOYER
                                          --------------------------------------
                                          Herbert W. Boyer, Ph.D.,
                                          Chairman of the Board


Date: February 23, 2001                By /S/ RONALD M. CRESSWELL
                                          --------------------------------------
                                          Ronald M. Cresswell, Director


Date: March 5, 2001                    By /S/ HANDEL E. EVANS
                                          --------------------------------------
                                          Handel E. Evans, Director


Date: March 23, 2001                   By /S/ MICHAEL R. GALLAGHER
                                          --------------------------------------
                                          Michael R. Gallagher, Director


Date: March 23, 2001                   By /S/ WILLIAM R. GRANT
                                          --------------------------------------
                                          William R. Grant, Director

Date: March 23, 2001                   By  /S/ GAVIN S. HERBERT
                                          --------------------------------------
                                           Gavin S. Herbert, Director and
                                           Chairman Emeritus


Date: March 6, 2001                    By /S/ LESTER J. KAPLAN
                                          --------------------------------------
                                          Lester J. Kaplan, Ph.D., Director


Date: March 23, 2001                   By /S/ KAREN R. OSAR
                                          --------------------------------------
                                          Karen R. Osar, Director


Date: March 23, 2001                   By /S/ LOUIS T. ROSSO
                                          --------------------------------------
                                          Louis T. Rosso, Director


Date: March 23, 2001                   By /S/ LEONARD D. SCHAEFFER
                                          --------------------------------------
                                           Leonard D. Schaeffer, Director


Date: March 23, 2001                   By /S/ ANTHONY H. WILD
                                          --------------------------------------
                                          Anthony H. Wild, Director

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

3.2          Certificate of Amendment of Certificate of Incorporation of
             Allergan, Inc. (incorporated by reference to the Company's Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3          Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the Quarter ended June 30,
             1995)

3.4 First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)

4.1          Certificate of Designations of Series A Junior Participating
             Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company's
             Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2          Rights Agreement, dated January 25, 2000, between Allergan, Inc.
             and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on January 28, 2000)

4.3          Indenture between the Company and BankAmerica National Trust
             Company (incorporated by reference to Exhibit 4 filed with the Company's Registration Statement 33-69746)

4.4 Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on
             November 1, 2000)

4.5          Registration Rights Agreement, dated November 1, 2000, between the
             Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner &
             Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on November 1, 2000)

10.1         Form of director and executive officer Indemnity Agreement
             (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1992)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.2         Form of Allergan change in control severance agreement
             (incorporated by reference to Exhibit 10.1 to the Company's Current
             Report on Form 8-K filed on January 28, 2000)*

10.3 Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit B to the Company's
             Proxy Statement filed on March 16, 2000)*

10.4 Allergan, Inc. Deferred Directors' Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6,
             2000)*

10.5 Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated

10.6         Allergan, Inc. Employee Stock Ownership Plan (restated 2000)
             (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30, 2000)

10.7         First Amendment to Allergan, Inc. Employee Stock Ownership Plan
             (restated 2000)

10.8         Allergan, Inc. Savings and Investment Plan (restated 2000)
             (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended June 30, 2000)

10.9         First Amendment to Allergan, Inc. Savings and Investment Plan
             (restated 2000)

10.10        Restated Allergan, Inc. Pension Plan (incorporated by reference to
             Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)

10.11 First Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.12 Second Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended June 26, 1998)

10.13 Third Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended September 24, 1999)

10.14 Fourth Amendment to the Allergan, Inc. Pension Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on January 28, 2000)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.15        Restated Allergan, Inc. Supplemental Retirement Income Plan
             (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.16        First Amendment to Allergan, Inc. Supplemental Retirement Income
             Plan (incorporated by reference to Exhibit 10.4 to the Company's
             Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.17        Second Amendment to Allergan, Inc. Supplemental Retirement Income
             Plan (incorporated by reference to Exhibit 10.12 to the Company's
             Current Report on Form 8-K filed on January 28, 2000)*

10.18        Restated Allergan, Inc. Supplemental Executive Benefit Plan
             (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.19        First Amendment to Allergan, Inc. Supplemental Executive Benefit
             Plan (incorporated by reference to Exhibit 10.3 to the Company's
             Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.20        Second Amendment to Allergan, Inc. Supplemental Executive Benefit
             Plan (incorporated by reference to Exhibit 10.11 to the Company's
             Current Report on Form 8-K filed on January 28, 2000)*

10.21        Allergan, Inc. Executive Bonus Plan (incorporated by reference to
             Exhibit C to the Company's Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999) *

10.22        First Amendment to Allergan, Inc. Executive Bonus Plan
             (incorporated by reference to Exhibit 10.2 to the Company's Current
             Report on Form 8-K filed on January 28, 2000)*

10.23        Allergan, Inc. 2001 Management Bonus Plan*

10.24 Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94157, filed January 6, 2000)*

10.25        First Amendment to Allergan, Inc. Executive Deferred Compensation
             Plan (restated 2000) (incorporated by reference to Exhibit 10.5 to the Company's Report on 10-Q for the Quarter ended June 30, 2000) *

10.26 Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on March 23, 2001)*

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.27        Distribution Agreement dated March 4, 1994 between Allergan, Inc.
             and Merrill Lynch & Co. and J.P. Morgan Securities Inc.
             (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.28 $250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated as of May 10, 1996 among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to
             Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of
             New York, as Agent and Bank of America National Trust and Savings
             Association, as Co-Agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29        Amendment No. 1 to the Credit Agreement, dated March 5, 1998
             (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 26, 1998)

10.30        Amended and Restated Credit Agreement, dated March 24, 1998

10.31        Amendment No. 1 to the Amended and Restated Credit Agreement, dated
             December 8, 2000

10.32 Letter Agreement between Allergan, Inc. and William C. Shepherd dated September 27, 1997 (incorporated by reference to Exhibit
             10.22 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)*

10.33        Technology License Agreement dated as of March 6, 1998 among
             Allergan, Inc. and certain of its affiliates and Allergan Specialty
             Therapeutics, Inc. ("ASTI") (incorporated by reference to Exhibit
             10.23 to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.34 Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter ended March 27, 1998)

10.35        License Option Agreement dated as of March 6, 1998 between
             Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.25 to the Company's Report on Form 10-K for the Fiscal Year ended
             December 31, 1997)

10.36        Distribution Agreement dated as of March 6, 1998 between Allergan,
             Inc. and ASTI (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-K for the Fiscal Year ended December
             31, 1997)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
21           List of Subsidiaries of the Company

23 Report and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528,
             33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891,
             33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157,
             333-43580, 333-43584, and 333-50524.

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SCHEDULE II

                                 ALLERGAN, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                  (IN MILLIONS)

                  BALANCE AT                                  BALANCE
                  BEGINNING                                   AT END
                   OF YEAR    ADDITIONS       DEDUCTIONS      OF YEAR
                   -------    ---------       ----------      -------
2000                $5.4       $0.1(a)         $1.5(b)         $4.0
                    ----       -------         -------         ----

1999                $6.7       $0.3(a)         $1.6(b)         $5.4
                    ----       -------         -------         ----

1998                $6.8       $1.1(a)         $1.2(b)         $6.7
                    ----       -------         -------         ----




---------------

(a) Provision charged to earnings.
(b) Accounts written off.

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

10.5 Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated

10.7 First Amendment to Allergan, Inc. Employee Stock Ownership Plan (restated 2000)

10.9     First Amendment to Allergan, Inc. Savings and Investment Plan (restated
         2000)

10.23    Allergan, Inc. 2001 Management Bonus Plan*


10.30    Amended and Restated Credit Agreement, dated March 24, 1998

10.31 Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 8, 2000

21       List of Subsidiaries of the Company

23 Report and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061,
         33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580,
         333-43584, and 333-50524.


* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.