Form 10-Q
period 2001-03-30
ALLERGAN INC
filed 2001-05-11
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


  FOR THE QUARTER ENDED MARCH 30, 2001

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

As of May 1, 2001 there were 131,586,588 shares of common stock outstanding.

                                 ALLERGAN, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

           (A) Condensed Consolidated Statements of Earnings - Three
               Months Ended March 30, 2001 and March 31, 2000                 3

           (B) Condensed Consolidated Balance Sheets - March 30,
               2001 and December 31, 2000                                     4

           (C) Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 30, 2001 and March 31, 2000           5

           (D) Notes to Condensed Consolidated Financial Statements        6-11

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            12-14

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15-17

           CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
           AND ITS BUSINESSES                                             18-20

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                 21

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  22

Signature                                                                    23

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                                       Three months Ended
                                                    -------------------------
                                                    March 30,       March 31,
                                                       2001            2000
                                                    ---------       ---------
Product Sales
Net sales                                            $ 396.1         $ 376.2
Cost of sales                                           99.3           103.4
                                                     -------         -------
  Product gross margin                                 296.8           272.8

Research Services
Research service revenues, primarily
  from a related party                                  26.9            15.6
Cost of research services                               25.6            14.8
                                                     -------         -------
  Research service margin                                1.3             0.8

Operating costs and expenses
  Selling, general and administrative                  189.2           165.5
  Technology fees from related party                    (0.5)           (0.8)
  Research and development                              45.7            45.7
                                                     -------         -------

Operating income                                        63.7            63.2

Nonoperating income(expense)
  Interest income                                       11.0             3.9
  Interest expense                                      (5.3)           (4.9)
  Unrealized gains on derivative instruments             6.0              --
  Other, net                                             0.6            (0.1)
                                                     -------         -------
                                                        12.3            (1.1)
                                                     -------         -------
Earnings before income taxes
  and minority interest                                 76.0            62.1

Provision for income taxes                              22.0            18.6
Minority interest                                        0.1              --
                                                     -------         -------
Net earnings before cumulative effect
  of change in accounting principle                     53.9            43.5

Cumulative effect of change in accounting
  principle, net of $0.7 million of tax                 (1.8)             --
                                                     -------         -------
Net earnings                                         $  52.1         $  43.5
                                                     =======         =======

Basic:
  Before cumulative effect of
    change in accounting principle                   $  0.41         $  0.33
  Cumulative effect of accounting change, net          (0.01)             --
                                                     -------         -------
    Net basic earnings per share                     $  0.40         $  0.33
                                                     =======         =======

Diluted:
  Before cumulative effect of
    change in accounting principle                   $  0.40         $  0.33
  Cumulative effect of accounting change, net          (0.01)             --
                                                     -------         -------
    Net diluted earnings per share                   $  0.39         $  0.33
                                                     =======         =======

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                         March 30,    December 31,
                                                           2001          2000
                                                         ---------    -----------
                                     ASSETS
Current assets:
  Cash and equivalents                                   $  747.4      $  773.9
  Trade receivables, net                                    297.3         290.1
  Inventories                                               128.0         122.7
  Other current assets                                      148.4         139.6
                                                         --------      --------
    Total current assets                                  1,321.1       1,326.3

Investments and other assets                                161.0         159.9
Property, plant and equipment, net                          351.2         351.6
Goodwill and intangibles, net                               126.2         133.2
                                                         --------      --------
    Total assets                                         $1,959.5      $1,971.0
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $   56.5      $   59.2
  Accounts payable                                           89.8          96.3
  Accrued expenses                                          179.9         178.5
  Income taxes                                              102.7          98.5
                                                         --------      --------
    Total current liabilities                               428.9         432.5

Long-term debt                                              172.6         183.0
Long-term convertible subordinated notes,
  net of discount                                           404.2         401.7
Other liabilities                                            74.4          79.4

Commitments and contingencies

Minority interest                                             0.7           0.6

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares; none issued                   --            --
  Common stock, $.01 par value;
    authorized 300,000,000 shares;
    issued 134,255,000 shares                                 1.3           1.3
  Additional paid-in capital                                300.2         288.7
  Accumulated other comprehensive loss                      (60.2)        (50.8)
  Retained earnings                                         811.6         780.0
                                                         --------      --------
                                                          1,052.9       1,019.2
    Less - treasury stock, at cost
      (2,717,000 and 2,574,000 shares)                     (174.2)       (145.4)
                                                         --------      --------
      Total stockholders' equity                            878.7         873.8
                                                         --------      --------
      Total liabilities and stockholders' equity         $1,959.5      $1,971.0
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

                                                                 Three months Ended
                                                              ------------------------
                                                              March 30,      March 31,
                                                                2001           2000
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $ 52.1         $ 43.5
  Non-cash items included in net earnings:
    Cumulative effect of accounting change
      for derivative instruments                                  2.5             --
    Depreciation and amortization                                18.7           18.6
    Amortization of prepaid royalties                             0.1            1.8
    Amortization of original issue discount                       2.5             --
    Deferred income taxes                                        (3.1)           7.6
    Loss on sale of assets                                        0.1            0.9
    Unrealized gain on derivative instruments                    (6.0)            --
    Minority interest                                             0.1             --
    Expense of compensation plans                                 3.1            1.9
    Adjustment in reporting of foreign subsidiaries                --           (3.2)

    Changes in assets and liabilities:
      Trade receivables                                         (17.4)          11.7
      Inventories                                                (8.3)          (1.5)
      Accounts payable                                           (5.2)         (11.7)
      Accrued liabilities                                         9.7           (8.6)
      Income taxes                                               14.5           (1.7)
      Other                                                     (16.4)          10.5
                                                               ------         ------
        Net cash provided by operating activities                47.0           69.8
                                                               ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (12.5)         (10.0)
  Disposals of property, plant and equipment                      0.3            0.8
  Other, net                                                     (3.0)          (2.3)
                                                               ------         ------
    Net cash used in investing activities                       (15.2)         (11.5)
                                                               ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                                     (11.9)         (10.4)
  Net borrowings under commercial paper obligations                --          101.7
  Net (repayments) borrowings of notes payable                   (1.1)           0.6
  Sale of stock to employees                                     13.5            8.2
  Decrease in long term debt                                     (0.8)          (0.6)
  Payments to acquire treasury stock                            (53.2)         (29.6)
                                                               ------         ------
    Net cash (used in) provided by financing activities         (53.5)          69.9
                                                               ------         ------
Effect of exchange rate changes on cash and equivalents          (4.8)           0.5
                                                               ------         ------

    Net (decrease) increase in cash and equivalents             (26.5)         128.7

Cash and equivalents at beginning of period                     773.9          162.9
                                                               ------         ------
Cash and equivalents at end of period                          $747.4         $291.6
                                                               ======         ======

Supplemental disclosure of cash flow information
  Cash paid during the three months ended for
  Interest (net of capitalization)                             $  4.4         $  3.5
                                                               ======         ======
  Income taxes                                                 $  4.1         $ 14.2
                                                               ======         ======

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000. The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2. Recently Adopted Accounting Standards

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

The Company identified three types of derivative instruments at December 31, 2000, which were recorded as Other current assets on the Company's condensed consolidated balance sheet at January 1, 2001, the date of adoption of SFAS No.
133. The derivative instruments are: interest rate swap agreements, foreign currency option contracts and foreign currency forward contracts. The Company utilizes these derivative instruments to economically control its exposure to risks associated with fluctuations in interest and currency exchange rates in the normal course of business. The Company does not enter into financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allow the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements

Allergan, Inc.

are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three months ended March 30, 2001 was not material.

The Company also enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes and its impact on the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. Upon adoption of SFAS No. 133, the Company's management decided not to designate these derivative instruments as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

As all of the Company's outstanding foreign exchange forward contracts are entered into to protect the value of foreign denominated intercompany receivables, the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign denominated intercompany receivables. As a result, current changes in both the foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables are recorded through "Other, net" in the accompanying condensed consolidated statement of earnings.

All of the Company's outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. As a result, the changes in the fair value of the outstanding foreign currency option contracts at March 30, 2001 are recorded through earnings as Unrealized Gains on Derivative Instruments while any realized gains on expired contracts are recorded through earnings as "Other, net" in the accompanying condensed consolidated statement of earnings.

3. Components of inventories were:

                               March 30,     December 31,
                                  2001           2000
                               ---------     -----------
                                   (in millions)
   Finished goods               $  83.6        $  81.4
   Work in process                 20.3           23.6
   Raw materials                   24.1           17.7
                                -------        -------
     Total                      $ 128.0        $ 122.7
                                =======        =======

Allergan, Inc.

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

5. The Company is involved in various lawsuits and claims arising in the normal course of business. On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the investigational glaucoma drug, Lumigan(TM), the Company filed a declaratory relief lawsuit against Pharmacia (and related entities) in the United States District Court for the District of Delaware. In the lawsuit, the Company asked the court to issue a ruling that Lumigan(TM) does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan's allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim in reply against Columbia. Although the ultimate outcome of any pending litigation or claims cannot be precisely ascertained at this time, Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operation. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Allergan, Inc.

6. The following table presents the computation of basic and diluted earnings per share:

                                                                    First Quarter Ended
                                    -------------------------------------------------------------------------------------
                                                March 30, 2001                                March 31, 2000
                                    ---------------------------------------     -----------------------------------------
                                      Income          Shares      Per-Share        Income         Shares        Per-Share
                                    (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)     Amount
                                    -----------    -------------  ---------     -----------    -------------    ---------
                                                              (In millions, except per share data)
Computation of basic EPS:
Income available to common
  stockholders before
  cumulative effect of change
  in accounting principle              $53.9           131.9         $0.41         $43.5           129.9          $0.33
                                                                     =====                                        =====

Effect of dilutive options                               2.2                                         2.7
                                                       -----                                       -----

Computation of diluted EPS:
  Income available to common
  stockholders assuming conversions
  and before cumulative effect of
  change in accounting principle       $53.9           134.1         $0.40         $43.5           132.6          $0.33
                                                       =====         =====                         =====          =====

Options to purchase 2,027,685 shares of common stock at exercise prices ranging from $82.60 to $96.16 were outstanding at March 30, 2001. Additionally, options to purchase 4,344,850 shares of common stock at exercise prices ranging from $55.00 to $60.13 were outstanding as of March 31, 2000. These options were not included in the computation of diluted earnings per share at March 30, 2001 or March 31, 2000, as appropriate, because the effect would be antidilutive.

Additionally, at March 30, 2001, the effect of approximately 3.8 million common shares related to the long-term convertible subordinated notes were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Allergan, Inc.

7. The following table summarizes components of comprehensive income for the quarters ended:

                                         March 30, 2001                                      March 31, 2000
                           ------------------------------------------         ---------------------------------------------
                                               Tax                                               Tax
                           Before-tax       (expense)      Net-of-tax         Before-tax       (expense)         Net-of-tax
                             amount        or benefit        amount             amount         or benefit          amount
                             ------        ----------      ----------         ----------       ----------        ----------
Foreign currency
translation adjustments      $ (2.8)            --           $(2.8)             $(2.4)               --             $(2.4)

Unrealized holding
gains/(losses) arising
during period                 (10.5)           3.9            (6.6)               0.1                --               0.1
                             ------            ---           -----              -----               ---             -----

Other comprehensive loss     $(13.3)           3.9            (9.4)             $(2.3)               --              (2.3)
                             ======            ===                              =====               ===

Net earnings                                                  52.1                                                   43.5
                                                             -----                                                  -----
Total comprehensive income                                   $42.7                                                  $41.2
                                                             =====                                                  =====

8. Business Segment Information

The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 58.2% and 55.3% of total product net sales in the quarters ended March 30, 2001 and March 31, 2000, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. Operating income (loss) was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company's manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, royalties and charges for corporate services and asset utilization.

Allergan, Inc.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and Development costs are treated as general corporate costs.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 2000.

GEOGRAPHIC OPERATING SEGMENTS

                                         Net Sales                   Operating Income(Loss)
                                 -------------------------          ------------------------
                                 1st Qtr.         1st Qtr.          1st Qtr.        1st Qtr.
(in millions)                      2001             2000              2001            2000
                                 --------         --------          --------        --------
United States                     $229.3           $206.9            $ 97.6          $ 91.4
Europe                              80.4             83.7              11.6            17.1
Asia Pacific                        47.2             46.6               3.4            (0.6)
Other                               38.0             37.7               4.5             3.5
                                  ------           ------            ------          ------
Segments total                     394.9            374.9             117.1           111.4
Manufacturing operations             1.2              1.3              38.3            34.6
Research and development                                              (45.7)          (45.7)
Research services margin                                                1.3             0.8
Elimination of inter-company
  profit                                                              (52.6)          (48.0)
General corporate                     --               --               5.3            10.1
                                  ------           ------            ------          ------
Total                             $396.1           $376.2            $ 63.7          $ 63.2
                                  ======           ======            ======          ======

9. Special Charges

The Company maintains specific current liabilities at March 30, 2001 for restructuring charges recognized in 1998. For the three month period ended March 30, 2001 the Company utilized approximately $0.7 million of accrued liabilities specific to the 1998 restructuring. This spending is primarily associated with payments made to involuntarily terminated employees related to continued workforce reductions in identified manufacturing facilities. At March 30, 2001, the Company maintained approximately $5.3 million of accrued liabilities related to the 1998 restructuring which are expected to be paid during the remainder of 2001.

10. Subsequent Event

On April 16, 2001, the Company purchased all of the Class A Common Stock of Allergan Specialty Therapeutics, Inc. (ASTI) for $71 million. As a result of acquiring ASTI, the Company incurred a $40 million charge in the second quarter related to in-process research and development and approximately $30 million was capitalized as Core Technology. In addition, the assets, liabilities and results of operations of ASTI will be included in the Company's consolidated results as of April 16, 2001.

On April 24, 2001 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable June 15, 2001 to stockholders of record on May 18, 2001.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2001

RESULTS OF OPERATIONS

The following table compares 2001 and 2000 net sales by Product Line for the first quarter periods:

                                           Three Months Ended
                                         -----------------------
                                         March 30,     March 31,
                                           2001          2000
                                         --------      --------
Net Sales by Product Line ($ millions):

Specialty pharmaceuticals
  Eye Care Pharmaceuticals                $188.0        $179.1
  Skin Care                                 18.0          15.7
  BOTOX(R)/Neuromuscular                    67.6          52.0
                                          ------        ------
                                           273.6         246.8
Medical devices and OTC products
  Ophthalmic Surgical                       56.7          56.5
  Contact Lens Care                         65.8          72.9
                                          ------        ------

Total Net Sales                           $396.1        $376.2
                                          ======        ======

For the quarter ended March 30, 2001 total net sales increased by $19.9 million or 5.3% to $396.1 million as compared to the first quarter of 2000. The impact of foreign currency changes for the three month period ended March 30,2001 decreased net sales by $13.1 million from the prior comparable period. At constant currency rates, sales increased $33.0 million or 8.8%. Sales in the U.S. were 58.2% of total product net sales for the quarter ended March 30, 2001, which represents a 2.9 percentage point increase over the 55.3% rate for the first quarter of 2000. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

The $13.1 million impact of foreign currency changes for the three month period ended March 30, 2001 primarily affected the Eye Care Pharmaceutical, Ophthalmic Surgical and Contact Lens Care produce lines. The Eye Care Pharmaceutical sales were reduced by $4.6 million in the first quarter compared to sales calculated at constant currency rates, primarily as a result of the weakness in the Euro denominated currencies in 2001. Ophthalmic Surgical and Contact Lens Care sales were reduced by $3.0 million and $3.7 million, respectively, compared to the amounts calculated at constant currency rates in the first quarter of 2001 primarily as a result of weakness in Euro denominated currencies and the Japanese Yen.

The $19.9 million increase in net sales in the first quarter was primarily the result of increases in sales in two product lines. Botox(R) Purified Neurotoxin Complex sales increased by $15.6 million and Eye Care Pharmaceutical sales increased by $8.9 million in the first quarter of 2001. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes its worldwide

ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2001

RESULTS OF OPERATIONS (Continued)

market share is over 80% for medical neurotoxins including Botox(R). At the end of 2000, a competitor received approval for a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox(R) sales may decrease in the future as a result of this new competition. Eye Care Pharmaceutical sales increased primarily because of growth in sales of Alphagan(R) ophthalmic solution for glaucoma and the anti-infective Ofloxacin, combined with the launch of the Company's new glaucoma drug Lumigan(TM) in the first quarter of 2001.

Allergan's gross margin percentage for the first quarter of 2001 was 74.9% of net sales, which represents a 2.4 percentage point increase from the 72.5% rate for the first quarter of 2000. The gross margin percentage increased in the first quarter of 2001 compared to 2000 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin Botox(R) Purified Neurotoxin Complex and U.S. Eye Care Pharmaceutical sales represented a greater percentage of 2001 sales compared to 2000. Gross Margin in dollars increased over the first quarter of 2000 by $24.0 million or 8.8% as a result of the 5.3% increase in net sales and the 2.4 percentage point increase in gross margin percentage.

Operating income in 2001 of $63.7 million was essentially unchanged compared to operating income in 2000 of $63.2 million. The $24.0 million increase in gross margin in 2001 was offset by a $24.0 million increase in selling, general and administrative expense. Selling, general, and administrative expenses increased primarily as a result of increases in spending on promotion, selling and marketing activities in 2001, including expenses associated with the launch of the Company's new glaucoma drug Lumigan(TM).

Net earnings in the first quarter of 2001 were $52.1 million, including the effect of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This represents an $8.6 million, or 19.8% increase over net earnings of $43.5 million in the first quarter of 2000. The 2001 increase is primarily the result of a $6.7 million increase in net interest income, a $3.5 million net unrealized gain on derivative instruments, offset by $2.7 million increase in income taxes. The increase in net interest income is associated with proceeds from the issuance of zero coupon convertible subordinated notes in November 2000. The unrealized gain on derivative instruments was the result of a $6.0 million quarter end mark to market adjustment gain, partially offset by a $2.5 million unrealized derivative instrument loss at adoption of SFAS No. 133 on January 1, 2001. The increase in income taxes resulted from the increase in earnings before income tax.

ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2001

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2001, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $11.9 million through 2002 and $290.8 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of March 30, 2001, the Company had $69.9 million in borrowings under seven of the credit facilities and $89 million in borrowings under the note program.

The net cash provided by operating activities for the three months ended March 30, 2001 was $47.0 million. The net cash provided by operating activities for the three months ended March 31, 2000 was $69.8 million. The decrease in net cash provided by operating activities of $22.8 million is primarily the result of an increase in trade accounts receivable.

Cash used in investing activities in the first quarter of 2001 was $15.2 million. Cash used in investing activities in the first quarter of 2000 was $11.5 million. The Company invested $12.5 million in new facilities and equipment during the three months ended March 30, 2001 compared to $10.0 million during the same period in 2000.

Cash used in financing activities was $53.5 million in the first quarter of 2001 compared to cash provided by financing activities of $69.9 million in the first quarter of 2000. There were no borrowings under commercial paper arrangements in the first quarter of 2001 compared to $101.7 million of commercial paper borrowings, net of repayments in the first quarter of 2000. The amounts in both years include dividend outflows of $11.9 million in 2001 and $10.4 million in 2000. The 2001 amount of cash used in financing activities includes $53.2 million used to repurchase treasury stock.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company's existing credit facilities and existing cash and cash equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $5.3 million on accrued restructuring costs during the remainder of 2001.

                                 ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

To ensure the adequacy and effectiveness of the Company's interest rate and foreign exchange hedge positions, the Company continually monitors its interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position. The gains and losses realized from the interest rate swaps and foreign currency forward and option contracts are recorded in "Other, net" in the accompanying condensed consolidated statement of earnings.

In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

The Company identified three types of derivative instruments at December 31, 2000, which were recorded at fair value as Other current assets on the Company's condensed consolidated balance sheet at January 1, 2001, the date of adoption of SFAS No. 133. The derivative instruments are: interest rate swaps agreements, foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency option and foreign currency

ALLERGAN, INC.

forward contracts as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

Interest Rate Risk

The Company's interest income and expense is more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. Changes in U.S. and Japan interest rates affect the interest earned on the Company's cash and equivalents, interest expense on the Company's debt as well as costs associated with foreign currency hedges.

The Company's exposure to market risk for changes in interest rates results from the Company's long-term debt obligations and related derivative financial instruments. The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allow the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly.

As a result, these swaps effectively convert the Company's floating-rate debt to fixed-rates and qualify for hedge accounting treatment. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three months ended March 30, 2001 was not material.

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

From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities,

ALLERGAN, INC.

commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in "Other, net" in the accompanying condensed consolidated statement of operations.

All of the Company's outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender's functional currency. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through Other, net in the accompanying condensed consolidated statement of earnings.

Probable but not firmly committed transactions comprised of sales of the Company's products and purchases of raw material in currencies other than the U.S. Dollar. A majority of these sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada and Australia. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

A substantial portion of the Company's purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as Unrealized Gains on Derivative Instruments in the accompanying condensed consolidated statements of earnings.

                                 ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures, which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

o The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer and distributor buying decisions.

o Until December 2000, the Company was the only manufacturer of an FDA-approved neurotoxin. Another company has now received FDA approval of a neurotoxin. The Company's sale of Botox(R) Purified Neurotoxin Complex could be materially and negatively impacted by this new competition.

o The manufacturing process to create bulk toxin raw material necessary to produce Botox(R) Purified Neurotoxin Complex is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox(R) Purified Neurotoxin Complex and a resulting decrease in sales of the product.

o The Company's Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been Allergan's strongest family of lens care products. The Company's primary strategy is to focus its sales and marketing resources on the growth of Complete(R) brand Multi-Purpose Solution, which grew faster than its segment on a worldwide basis in 2000. Also, the growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

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

o Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan's future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide assurances that its products will not infringe patents held by third parties. In such event, licenses from

ALLERGAN, INC.

    such third parties may not be available or may not be available on commercially attractive terms. Please see Note 5 to the Condensed Consolidated Financial Statements for information on current patent litigation.

o The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

o Future performance will be affected by the introduction of new products such as Lumigan(TM) and Alphagan(R) P, as well as FDA approval of new indications for current products such as Botox(R) Purified Neurotoxin Complex. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

o There are intrinsic uncertainties associated with research & development efforts and the regulatory process both of which are discussed in greater details in the "Research and Development" and the "Government Regulation" sections of Allergan's Annual Report on Form 10-K for the year ending December 31, 2000, which are incorporated herein by reference.

ALLERGAN, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As reported in the Company's Annual Report on Form 10-K for the year ending December 31, 2000, the Company is involved in patent litigation with Pharmacia Corporation and Columbia University regarding the investigational glaucoma drug Lumigan(TM). On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim against Columbia.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the registrant was held on April 25, 2001 at which four directors, constituting all of the Class III directors, were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2004. The names of the persons elected as directors are as follows:

                                 Handel E. Evans
                              Michael R. Gallagher
                                Gavin S. Herbert
                                 Anthony H. Wild

     The terms of the following directors continued after the meeting:

                         Class I (term expires in 2002)

                                Lester J. Kaplan
                                  Karen R. Osar
                                 Louis T. Rosso
                              Leonard D. Schaeffer

                         Class II (term expires in 2003)

                                Herbert W. Boyer
                               Ronald M. Cresswell
                                William R. Grant
                                David E. I. Pyott

     One other matter was voted on, namely, approval of the Allergan, Inc. 2001 Premium Priced Stock Option Plan. The matter was approved by the stockholders.

     A summary of the voting follows:

                                                                   Broker
Directors                              For          Withheld      Non-votes
---------                           -----------    ----------     ---------
Handel E. Evans                     101,199,406       711,796         0
Michael R. Gallagher                101,200,520       710,682         0
Gavin S. Herbert                     96,945,513     4,965,689         0
Anthony H. Wild                     101,197,637       713,565         0

                                                                                 Broker
Other Matter                            For          Against       Abstain      Non-votes
------------                        -----------     ---------     ---------     ---------
Approval of Allergan, Inc.
   2001 Premium Priced
   Stock Option Plan                 99,604,054     1,844,752      462,396          0

ALLERGAN, INC.

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          None.

        - Reports on Form 8-K

          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2001                           ALLERGAN, INC.

                                             /s/ Eric K. Brandt
                                             -----------------------------------
                                                 Eric K. Brandt
                                                 Corporate Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)