Form 10-Q
period 2001-06-29
ALLERGAN INC
filed 2001-08-10
CIK 850693

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                   ----------

   FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
   JUNE 29, 2001                                             1-10269

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

As of August 3, 2001 there were 132,110,751 shares of common stock outstanding.

                                 ALLERGAN, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         (A) Condensed Consolidated Statements of Earnings -
               Three Months and Six Months Ended June 29, 2001
               and June 30, 2000                                               3

         (B) Condensed Consolidated Balance Sheets -
               June 29, 2001 and December 31, 2000                             4

         (C) Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 29, 2001
               and June 30, 2000                                               5

         (D) Notes to Condensed Consolidated Financial Statements           6-16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               17-22

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        23-26

         CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
         AND ITS BUSINESSES                                                27-29

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     30

Signature                                                                     31

Exhibits

PART I - FINANCIAL INFORMATION

Allergan, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

                                            Three months ended           Six months ended
                                          ----------------------      ----------------------
                                          June 29,      June 30,      June 29,      June 30,
                                            2001          2000          2001          2000
                                          --------      --------      --------      --------

Product Sales
Net sales                                 $  417.2      $  404.1      $  813.3      $  780.3
Cost of sales                                 99.8         112.2         199.1         215.6
                                          --------      --------      --------      --------
  Product gross margin                       317.4         291.9         614.2         564.7

Research Services
Research service revenues
  (primarily from a related party
  through April 16, 2001)                     14.6          13.8          41.5          29.4

Cost of research services                     13.4          13.0          39.0          27.8
                                          --------      --------      --------      --------
  Research services margin                     1.2           0.8           2.5           1.6

Operating costs and expenses
  Selling, general and
   administrative                            179.1         168.1         368.3         333.6
  Research and development                    94.9          51.7         140.6          97.4
  Technology fees from
   related party                              (0.2)         (0.8)         (0.7)         (1.6)
                                          --------      --------      --------      --------

Operating income                              44.8          73.7         108.5         136.9

Nonoperating income (expense)
Interest income                                8.1           4.9          19.1           8.8
Interest expense                              (5.6)         (5.5)        (10.9)        (10.4)
Gain on investments, net                        --           0.6            --           0.6
Unrealized gains/(losses) on
  derivative investments                      (1.1)           --           4.9            --
Other, net                                     1.4           0.6           2.0           0.5
                                          --------      --------      --------      --------
                                               2.8           0.6          15.1          (0.5)
                                          --------      --------      --------      --------
Earnings before income taxes
  and minority interest                       47.6          74.3         123.6         136.4

Provision for income taxes                    25.4          22.3          47.4          40.9

Minority interest expense                      0.3           0.1           0.4           0.1
                                          --------      --------      --------      --------

Net earnings before cumulative effect
  of change in accounting principle           21.9          51.9          75.8          95.4
Cumulative effect of change in
  accounting principle, net of $0.7
  million of tax                                --            --           1.8            --
                                          --------      --------      --------      --------

Net earnings                              $   21.9      $   51.9      $   74.0      $   95.4
                                          ========      ========      ========      ========

Basic:
  Before cumulative effect of
   change in accounting principle         $   0.17      $   0.40      $   0.57      $   0.73
  Cumulative effect of accounting
   change, net                                  --            --         (0.01)           --
                                          --------      --------      --------      --------
  Net basic earnings per share            $   0.17      $   0.40      $   0.56      $   0.73
                                          ========      ========      ========      ========

Diluted:
  Before cumulative effect of
   change in accounting principle         $   0.16      $   0.39      $   0.56      $   0.72
  Cumulative effect of accounting
   change, net                                  --            --         (0.01)           --
                                          --------      --------      --------      --------
  Net diluted earnings per share          $   0.16      $   0.39      $   0.55      $   0.72
                                          ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

                                                               June 29,  December 31,
                                                                 2001        2000
                                                               --------  ------------

                                     ASSETS

Current assets:
  Cash and equivalents                                         $  700.1    $  773.9
  Trade receivables, net                                          279.2       290.1
  Inventories                                                     129.3       122.7
  Other current assets                                            157.2       139.6
                                                               --------    --------
          Total current assets                                  1,265.8     1,326.3
Investments and other assets                                      186.5       159.9
Property, plant and equipment, net                                357.7       351.6
Goodwill and intangibles, net                                     136.5       133.2
                                                               --------    --------

          Total assets                                         $1,946.5    $1,971.0
                                                               ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                $   96.6    $   59.2
  Accounts payable                                                 95.6        96.3
  Accrued expenses                                                163.0       178.5
  Income taxes                                                     89.2        98.5
                                                               --------    --------
          Total current liabilities                               444.4       432.5
Long-term debt                                                    127.6       183.0
Long-term convertible subordinated notes, net of discount         406.7       401.7
Other liabilities                                                  53.2        79.4

Commitments and contingencies

Minority interest                                                   1.0         0.6

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; none issued                                    --          --

  Common stock, $.01 par value; authorized
    300,000,000 shares; issued 134,255,000 shares                   1.3         1.3
  Additional paid-in capital                                      313.3       288.7
  Accumulated other comprehensive loss                            (60.6)      (50.8)
  Retained earnings                                               809.9       780.0
                                                               --------    --------
                                                                1,063.9     1,019.2
Less - treasury stock, at cost
  (2,176,000 and 2,574,000 shares)                               (150.3)     (145.4)
                                                               --------    --------
          Total stockholders' equity                              913.6       873.8
                                                               --------    --------

          Total liabilities and stockholders' equity           $1,946.5    $1,971.0
                                                               ========    ========


See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)

                                                              Six months ended
                                                             -------------------
                                                             June 29,   June 30,
                                                              2001       2000
                                                             --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                            $  74.0    $  95.4
     Non-cash items included in net earnings:
         Cumulative effect of accounting change
           for derivative instruments                            2.5         --
         In-process research and development write-off          40.0
         Depreciation and amortization                          37.8       40.8
         Amortization of prepaid royalties                       0.2        1.8
         Amortization of original issue discount                 5.0         --
         Deferred income taxes                                  (3.4)       3.8
         Loss on sale of assets                                   --        0.9
         Gain on investments, net                                 --       (0.6)
         Unrealized gain on derivative instruments              (4.9)        --
         Minority interest                                       0.4         --
         Expense of compensation plans                           6.0        3.8
         Adjustment in reporting of foreign subsidiaries          --       (3.2)
     Changes in assets and liabilities, net of effect of
       acquisition:
         Trade receivables                                      (1.3)     (35.5)
         Inventories                                            (9.7)       8.8
         Accounts payable                                       (0.7)      (5.1)
         Accrued expenses                                      (22.3)      (5.1)
         Income taxes                                           12.5       (1.9)
         Other                                                 (34.8)       9.4
                                                             -------    -------

         Net cash provided by operating activities             101.3      113.3
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                (31.2)     (27.9)
     Disposals of property, plant and equipment                  0.6        0.4
     Proceeds from sale of investments                            --        2.6
     Acquisition, net of cash acquired                         (70.2)        --
     Other, net                                                 (9.1)      (6.2)
                                                             -------    -------

           Net cash used in investing activities              (109.9)     (31.1)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to stockholders                                 (23.8)     (20.9)
     Net borrowings under commercial paper obligations            --       65.2
     Net repayments of notes payable                            (6.3)      (9.4)
     Sale of stock to employees                                 25.8       94.8
     Decrease in long term debt                                 (1.1)      (1.8)
     Payments to acquire treasury stock                        (53.2)     (69.6)
                                                             -------    -------

           Net cash (used in) provided by
             financing activities                              (58.6)      58.3
                                                             -------    -------

Effect of exchange rate changes on cash and equivalents         (6.6)      (1.0)
                                                             -------    -------

     Net (decrease) increase in cash and equivalents           (73.8)     139.5

Cash and equivalents at beginning of period                    773.9      162.9
                                                             -------    -------
Cash and equivalents at end of period                        $ 700.1    $ 302.4
                                                             =======    =======

Supplemental disclosure of cash flow information
     Cash paid during the six months ended for
       interest (net of capitalization)                      $  11.2    $  10.5
                                                             =======    =======
     Income taxes                                            $  25.5    $  27.8
                                                             =======    =======


See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000. The results of operations for the three and six months ended June 29, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.   Acquisition of Allergan Specialty Therapeutics, Inc.

     On April 16, 2001, the Company purchased all of the outstanding common stock of Allergan Specialty Therapeutics, Inc. (ASTI), for $71 million in cash. ASTI, a development stage company, was formed in November 1997 for the purpose of selecting, researching and developing pharmaceutical products. The Company's relationship with ASTI is described in greater detail in the notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2000.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statement of earnings includes the results of ASTI beginning April 16, 2001. In conjunction with the acquisition, the Company recorded a one-time charge to in-process research and development expenses of $40 million during the three months ended June 29, 2001.

The Company utilized an independent third-party appraiser to assess and allocate value of in-process research and development. The values assigned to the various in-process projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The amount of purchase price allocated to in-process research and development was determined by using a risk adjusted valuation based on amounts expended to date for each project considering the stage of development and likelihood of success as adjusted for certain risk factors. The Company estimates that over the next three to five years, spending on these various in-process projects will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company's planned level of research and development spending in the normal course of business.

Allergan, Inc.

The assets acquired, including capitalized core technology, were recorded at estimated fair values as determined by the Company's management based on information currently available. A summary of the assets acquired in the acquisition follows:

(in millions)

     Capitalized Core Technology
       (straight-line amortization over
       ten year useful life)                        $31.0
     In-Process Research and Development             40.0
                                                    -----

     Purchase price                                  71.0
     Less: cash acquired                             (0.8)
                                                    -----

     Net cash paid                                  $70.2
                                                    =====

Following are the summarized unaudited pro forma combined results of operations for the six months ended June 29, 2001 and June 30, 2000, assuming the acquisition had taken place at the beginning of each of those periods. The unaudited pro forma results exclude the effects of the purchased in-process research and development charge. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                   Pro forma
                                   ------------------------------------------
                                   Three months ended      Six months ended
                                   -------------------    -------------------
(In millions, except per           June 29,   June 30,    June 29,   June 30,
 share amounts)                      2001       2000        2001       2000
                                   --------   --------    --------   --------

     Net sales                      $417.2     $404.1      $813.3     $780.3

     Net earnings                   $ 53.0     $ 36.8      $ 76.8     $ 63.1

     Basic earnings per share       $  0.40    $  0.28     $  0.58    $  0.49

     Diluted earnings per share     $  0.39    $  0.28     $  0.57    $  0.47

3.   Recently Adopted Accounting Standards

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

Allergan, Inc.

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

The Company identified three types of derivative instruments at December 31, 2000, which were recorded as "Other current assets" on the Company's condensed consolidated balance sheet at January 1, 2001, the date of adoption of SFAS No.
133. The derivative instruments are: interest rate swap agreements, foreign currency option contracts and foreign currency forward contracts. The Company utilizes these derivative instruments to economically control its exposure to risks associated with fluctuations in interest and currency exchange rates in the normal course of business. The Company does not enter into financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allow the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three and six months ended June 29, 2001 were not material.

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

As all of the Company's outstanding foreign exchange forward contracts are entered into to protect the value of foreign denominated intercompany receivables, the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign denominated intercompany receivables. As a

Allergan, Inc.

result, current changes in both the foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables are recorded through "Other, net" in the accompanying condensed consolidated statements of earnings.

All of the Company's outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. As a result, the changes in the fair value of the outstanding foreign currency option contracts at June 29, 2001 are recorded through earnings as "Unrealized Gains/Losses on Derivative Instruments" while any realized gains on expired contracts are recorded through earnings as "Other, net" in the accompanying condensed consolidated statements of earnings.

4.   Investments

     The Company's investments at June 29, 2001 consisted primarily of equity securities with an estimated fair value of approximately $26 million, including an unrealized loss of $5.5 million, net of tax, reported in equity as a component of accumulated other comprehensive income. The Company has categorized all of its investments as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. At June 29, 2001, management believes the decline in the fair value of the investments to be temporary in nature. However, if it is subsequently determined that the decline in value is other than temporary, the investments' basis would be written down to fair value, and the write down would be included in earnings as a loss.

5.   Inventories

     Components of inventories were:

                                   June 29,            December 31,
                                     2001                  2000
                                   --------            ------------
     (in millions)

     Finished goods                $  85.9               $  81.4
     Work in process                  22.1                  23.6
     Raw materials                    21.3                  17.7
                                   -------               -------

            Total                  $ 129.3               $ 122.7
                                   =======               =======

6.   Income Taxes

     Income taxes, exclusive of the impact of the charge resulting from the acquisition of ASTI, are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for

Allergan, Inc.

unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

7.   Litigation

     The Company is involved in various lawsuits and claims arising in the normal course of business. On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the investigational glaucoma drug, Lumigan(TM), the Company filed a declaratory relief lawsuit against Pharmacia (and related entities) in the United States District Court for the District of Delaware. In the lawsuit, the Company asked the court to issue a ruling that Lumigan(TM) does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan's allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim in reply against Columbia. Trial is currently scheduled to begin on October 21, 2002. Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operation. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Allergan, Inc.

8.   Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share:

                                                                            Second Quarter
                                            ------------------------------------------------------------------------------
                                                      Ended June 29, 2001                     Ended June 30, 2000
                                            ---------------------------------------  -------------------------------------
                                              Income         Shares       Per-Share    Income        Shares      Per-Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)   Amount
(In millions, except per share data)        -----------   -------------   ---------  -----------  -------------  ---------

Computation of basic EPS:

Income available to common stockholders
  before cumulative effect of change in
  accounting principle                         $21.9          131.8         $0.17       $51.9         130.3       $0.40
                                                                            =====                                 =====
Effect of dilutive options                                      2.8                                     3.5
                                                              -----                                   -----

Computation of diluted EPS:

Income available to common stockholders
  assuming conversions and before
  cumulative effect of change in
  accounting principle                         $21.9          134.6         $0.16       $51.9         133.8       $0.39
                                                              =====         -----                     =====       =====

Allergan, Inc.

                                                                             Six Months
                                            ------------------------------------------------------------------------------
                                                       Ended June 29, 2001                    Ended June 30, 2000
                                            --------------------------------------   -------------------------------------
                                              Income         Shares      Per-Share     Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amount     (Numerator)  (Denominator)    Amount
(In millions, except per share data)        -----------   -------------  ---------   -----------  -------------  ---------

Computation of basic EPS:

Income available to common stockholders
  before cumulative effect of change in
  accounting principle                         $75.8          131.8        $0.57        $95.4         130.1         $0.73
                                                                           =====                                    =====
Effect of dilutive options                                      2.6                                     3.1
                                                              -----                                   -----
Computation of diluted EPS:

Income available to common stockholders
  assuming conversions and before
  cumulative effect of change in
  accounting principle                         $75.8          134.4        $0.56        $95.4         133.2         $0.72
                                                              =====        =====                      =====         =====

Options to purchase 2,059,515 shares of common stock at exercise prices ranging from $83.04 to $96.16 were outstanding at June 29, 2001. Additionally, options to purchase 6,800 shares of common stock at an exercise price of $72.13 per share were outstanding as of June 30, 2000. These options were not included in the computation of diluted earnings per share for the quarters ended June 29, 2001 or June 30, 2000, as appropriate, because the effect would be antidilutive.

Additionally, for the quarter ended June 29, 2001, the effect of approximately
3.8 million common shares related to the long-term convertible subordinated notes were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Allergan, Inc.

9.   Comprehensive Income

     The following table summarizes components of comprehensive income for the quarters ended:

                                                                    Second Quarter
                                  ----------------------------------------------------------------------------------
(in millions)                                        2001                                     2000
                                  --------------------------------------      --------------------------------------
                                                   Tax                                         Tax
                                  Before-tax    (expense)     Net-of-tax      Before-tax    (expense)     Net-of-tax
                                    amount      or benefit      amount          amount      or benefit      amount
                                  ----------    ----------    ----------      ----------    ----------    ----------

Foreign currency translation
  adjustments                       $(0.3)        $  --         $(0.3)          $(3.1)        $  --         $(3.1)

Unrealized holding
  gains/(losses) arising
  during period                      (0.1)           --          (0.1)            0.6          (0.2)          0.4

Reclassification adjustment
  for net gains realized in
  net earnings                         --            --            --            (0.6)          0.2          (0.4)
                                    -----         -----         -----           -----         -----         -----

Other comprehensive loss            $(0.4)        $  --          (0.4)          $(3.1)        $  --          (3.1)
                                    =====         =====                         =====         =====

Net earnings                                                     21.9                                        51.9
                                                                -----                                       -----

Total other comprehensive
  income                                                        $21.5                                       $48.8
                                                                =====                                       =====

Allergan, Inc.

                                                                 Six Months Ended
                                -----------------------------------------------------------------------------------
(in millions)                                  June 29, 2001                              June 30, 2000
                                ---------------------------------------      --------------------------------------
                                                  Tax                                         Tax
                                Before-tax     (expense)     Net-of-tax      Before-tax    (expense)     Net-of-tax
                                  amount       or benefit      amount          amount      or benefit      amount
                                ----------     ----------    ----------      ----------    ----------    ----------

Foreign currency translation
  adjustments                     $ (3.1)        $  --         $(3.1)          $(5.5)        $  --         $(5.5)

Unrealized holding
 gains/(losses) arising
 during period                     (10.6)          3.9          (6.7)            0.7          (0.2)          0.5

Reclassification adjustment
  for net gains realized in
  net earnings                        --            --            --            (0.6)          0.2          (0.4)
                                  ------         -----         -----           -----         -----         -----
Other comprehensive loss          $(13.7)        $ 3.9          (9.8)          $(5.4)        $  --          (5.4)
                                  ======         =====                         =====         =====

Net earnings                                                    74.0                                        95.4
                                                               -----                                       -----
Total other comprehensive
 income                                                        $64.2                                       $90.0
                                                               =====                                       =====

10.  Business Segment Information

     The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company's headquarters country, and U.S. sales represented 55.1% and 50.0% of total product net sales in the quarters ended June 29, 2001 and June 30, 2000, respectively, and 56.6% and 52.5% of total product net sales for the six month periods ended June 29, 2001 and June 30, 2000, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

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

GEOGRAPHIC OPERATING SEGMENTS

                                     Net Sales              Operating Income
                                --------------------      --------------------
                                2nd Qtr.    2nd Qtr.      2nd Qtr.    2nd Qtr.
(in millions)                     2001        2000          2001        2000
                                --------    --------      --------    --------

United States                   $ 228.8     $ 201.0       $ 102.5     $  84.6
Europe                             83.7        96.5          18.9        28.7
Asia Pacific                       60.9        63.0          14.0        11.3
Other                              42.7        42.7          12.9         7.7
                                -------     -------       -------     -------
Segments total                    416.1       403.2         148.3       132.3
Manufacturing operations            1.1         0.9          22.2        32.8
Research and development                                    (94.8)      (51.7)
Research services margin                                      1.1         0.8
Elimination of inter-company
  profit                                                    (38.6)      (48.4)
General corporate                                             6.6         7.9
                                -------     -------       -------     -------
Total                           $ 417.2     $ 404.1       $  44.8     $  73.7
                                =======     =======       =======     =======

                                     Net Sales             Operating Income
                                --------------------     --------------------
                                  Six Months Ended         Six Months Ended
                                --------------------     --------------------
                                June 29,    June 30,     June 29,    June 30,
(in millions)                     2001        2000         2001        2000
                                --------    --------     --------    --------

United States                   $ 458.2     $ 407.9      $ 200.1     $ 176.0
Europe                            164.1       180.2         30.5        45.8
Asia Pacific                      108.2       109.6         17.5        10.6
Other                              80.6        80.5         17.4        11.3
                                -------     -------      -------     -------
Segments total                    811.1       778.2        265.5       243.7
Manufacturing operations            2.2         2.1         60.6        67.5
Research and development                                  (140.6)      (97.4)
Research services margin                                     2.5         1.6
Elimination of inter-company
  profit                                                   (91.4)      (96.5)
General corporate                                           11.9        18.0
                                -------     -------      -------     -------
Total                           $ 813.3     $ 780.3      $ 108.5     $ 136.9
                                =======     =======      =======     =======

11.  Special Charges

     The Company maintains specific current liabilities at June 29, 2001 for restructuring charges recognized in 1998. For the three and six month periods ended June 29, 2001 the Company utilized approximately $1.8 million and $2.5 million, respectively, of accrued liabilities specific to the 1998 restructuring. This spending is primarily associated with payments made to involuntarily terminated employees related to continued

Allergan, Inc.

workforce reductions and facility closure costs in identified manufacturing facilities. At June 29, 2001, the Company maintained approximately $3.5 million of accrued liabilities related to the 1998 restructuring which are expected to be paid during the remainder of 2001.

12.  New Accounting Standards

     In July 2001, Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) was issued and is effective for all business combinations on or after July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. SFAS No. 141 will also require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has not determined the impact that SFAS No. 141 will have on the financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets acquired at acquisition. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as the cumulative effect of a change in accounting principle. The Company has not determined the impact that SFAS No. 142 will have on its financial statements.

13.  Subsequent Event

     On July 26, 2001 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable September 14, 2001 to stockholders of record on August 20, 2001.

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

RESULTS OF OPERATIONS

The following table compares 2001 and 2000 net sales by product line for the second quarter and year-to-date periods:

                                           Three Months Ended            Six Months Ended
                                        -----------------------       -----------------------
Net Sales by Product Line               June 29,       June 30,       June 29,       June 30,
($ millions):                            2001           2000           2001           2000
                                        --------       --------       --------       --------

Specialty pharmaceuticals
     Eye Care Pharmaceuticals           $ 181.0        $ 173.9        $ 369.0        $ 353.0
     Skin Care                             18.7           16.5           36.7           32.2
     BOTOX(R)/Neuromuscular                76.4           60.1          144.0          112.1
                                        -------        -------        -------        -------
                                          276.1          250.5          549.7          497.3
Medical devices and OTC products
     Ophthalmic Surgical                   65.7           65.1          122.4          121.6
     Contact Lens Care                     75.4           88.5          141.2          161.4
                                        -------        -------        -------        -------

Total Net Sales                         $ 417.2        $ 404.1        $ 813.3        $ 780.3
                                        =======        =======        =======        =======

For the quarter ended June 29, 2001 total net sales increased by $13.1 million or 3% to $417.2 million as compared to the second quarter of 2000. Net sales for the six months ended June 29, 2001 were $813.3 million, a 4% increase from the comparable 2000 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $18.9 million or 5% for the quarter ended June 29, 2001 and by $32.0 million or 4% for the six months ended June 29, 2001. At constant currency rates, sales increased $32.0 million or 8% during the quarter, and $65.0 million or 8% for the six months ended June 29, 2001 compared with the same periods last year.

Sales in the U.S. were 55.1% of total product net sales for the quarter ended June 29,2001, which represents a 5.1 percentage point increase over the 50.0% rate for the second quarter of 2000. For the six months ended June 29, 2001, sales in the U.S. were 56.6% of total product net sales which represents a 4.1 percentage point increase over the 52.5% rate for the first six months of 2000. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

Eye Care Pharmaceutical sales were reduced from the amounts that would have been reported at constant currency rates by $6.3 million in the second quarter and by $10.9 million in the first six months of 2001. This was primarily a result of the weakness in the Euro denominated currencies and the Brazilian Real in 2001. Botox(R) Purified Neurotoxin Complex (Botox(R)), Ophthalmic Surgical, and Contact Lens Care sales were reduced from the amounts that would have been reported at constant currency rates by $2.5 million, $4.0 million, and $6.0 million, respectively, in the second quarter and by $4.3 million, $7.0 million, and $9.7 million, respectively, in the first six months of 2001. This was primarily a result of the weakness in Euro denominated currencies, the Japanese Yen, and the Brazilian Real in 2001.

                                 Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

RESULTS OF OPERATIONS (Continued)

The $13.1 million increase in net sales in the second quarter and the $33.0 million increase in the first six months of 2001 were primarily the result of increases in sales in the Botox(R) and Eye Care Pharmaceutical product lines somewhat offset by a decrease in sales in the Contact Lens Care product line. Sales of Botox(R) increased by $16.3 million in the second quarter and $31.9 million in the first six months of 2001. Eye Care Pharmaceutical sales increased by $7.1 million in the second quarter and $16.0 million in the first six months of 2001. Contact Lens Care sales decreased by $13.1 million in the second quarter and $20.2 million in the first six months of 2001. Botox(R) sales increased as a result of strong growth in both the United States and international markets. Allergan believes its worldwide market share is over 80% for neurotoxins including Botox(R). At the end of 2000, a competitor received approval and introduced a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox(R) sales may decrease in the future as a result of this new competition. Eye Care Pharmaceutical sales increased primarily due to the launch of the Company's new glaucoma drug Lumigan(TM) at the end of the first quarter of 2001, the growth in sales of the anti-infective Ofloxacin, and the growth in sales of Alphagan(R) ophthalmic solution for glaucoma. Contact Lens Care sales decreased primarily as a result of continued decreases in worldwide oxidative product sales offset somewhat by sales growth of Complete(R) brand solutions in our international markets.

Allergan's gross margin percentage for the second quarter of 2001 was 76.1% of net sales, which represents a 3.9 percentage point increase from the 72.2% rate for the second quarter of 2000. The gross margin percentage for the six months ended June 29, 2001 was 75.5% of net sales, which represents a 3.1 percentage point increase from the 72.4% rate for the first six months of 2000. The gross margin percentages increased in 2001 compared to the comparable periods in 2000 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin Eye Care Pharmaceutical sales represented a greater percentage of 2001 sales compared to 2000. Gross margin for the second quarter of 2001 in dollars increased over the second quarter of 2000 by $25.5 million or 9% as a result of the 3% increase in net sales and the 3.9 percentage point increase in gross margin percentage. For the first six months of 2001 gross margin in dollars increased over the comparable period of 2000 by $49.5 million or 9% as a result of the 4% increase in net sales and the 3.1 percentage point increase in gross margin percentage.

                                 Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

RESULTS OF OPERATIONS (Continued)

Operating income in the second quarter of 2001 was $44.8 million compared to operating income of $73.7 million for the same period in 2000. For the six month period ended June 29, 2001, operating income was $108.5 million compared to $136.9 million for the same period in 2000. Operating income for the second quarter and for the first six months of 2001 includes a $40 million charge for in-process research and development associated with the acquisition of Allergan Specialty Therapeutics, Inc. (ASTI). In the second quarter of 2001, the Company purchased all of the outstanding common stock of ASTI for $71 million in cash. This resulted in a charge of $40 million for in-process research and development and the recording of $31 million in capitalized core technology. Excluding the effect of the $40 million charge, operating income would have been $84.8 million in the second quarter and $148.5 million for the first six months of 2001. Thus, adjusted operating income of $84.8 million for the second quarter 2001 increased $11.1 million or 15% over operating income of $73.7 million in 2000. Similarly, adjusted operating income of $148.5 million for the first six months of 2001 increased $11.6 million or 8% over operating income of $136.9 million in 2000. The increase in adjusted operating income of $11.1 million in the second quarter of 2001, was the result of the $25.5 million increase in gross margin partially offset by the $11.6 million increase in selling, general and administrative expense, and the $3.2 million increase in remaining research and development. The increase in adjusted operating income of $11.6 million in the first six months of 2001, was the result of the $49.5 million increase in gross margin partially offset by the $35.6 million increase in selling, general and administrative expense and the $3.2 million increase in remaining research and development. Selling, general and administrative expenses increased for the second quarter and for the six months ended June 29, 2001 primarily as a result of increased spending on promotion, selling and marketing activities, including expenses associated with the launch of the Company's new glaucoma drug Lumigan(TM). Research and development expense increased for the second quarter and for the six months ended June 29, 2001 as a result of increased research activity.

Allergan reported net earnings of $21.9 million and $51.9 million in the second quarters of 2001 and 2000, respectively and $74.0 million and $95.4 million for the first six months of 2001 and 2000, respectively. Included in net earnings for the second quarter and six month period ended June 29, 2001, is the $40 million charge for in-process research and development associated with the acquisition of ASTI. The Company did not record an income tax benefit for this charge. Excluding the effect of the $40 million charge, net earnings would have been $61.9 million and $114.0 million for the second quarter and six month period ended June 29, 2001, respectively. Therefore, the adjusted net earnings for the second quarter of 2001 of $61.9 million increased $10 million or 19% over the comparable period of 2000. Similarly, the adjusted net earnings for the first six months of 2001 increased $18.6 million or 19% over the comparable period in 2000. The adjusted net earnings increase of $10 million for the second

                                 ALLERGAN, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

RESULTS OF OPERATIONS (Continued)

quarter of 2001 was primarily the result of the $11.1 million increase in adjusted operating income and the $3.1 million increase in net interest income. This was partially offset by a $1.1 million unrealized loss on derivative instruments and a $3.1 million increase in income taxes. The adjusted net earnings increase of $18.6 million for the six month period ended June 29, 2001 was primarily the result of the $11.6 million increase in adjusted operating income, a $9.8 million increase in net interest income, a $2.4 million net unrealized gain on derivatives instruments, offset by a $6.5 million increase in income taxes. The increase in net interest income for the second quarter and six months ended June 29, 2001 is associated with proceeds from the issuance of zero coupon convertible subordinated notes in November 2000. All activity for the second quarter and the six months ended June 29, 2001 associated with derivative instruments relates to the mark to market adjustments required under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In the second quarter of 2001, the Company marked to market its outstanding derivatives resulting in a $1.1 million unrealized loss. For the six months ended June 29, 2001, the Company has accumulated a net unrealized gain of $2.4 million which was the sum of an initial $6.0 million mark to market adjustment in the first quarter of 2001, offset by the $1.1 million second quarter 2001 unrealized loss, and the $2.5 million unrealized loss from the adoption of SFAS No. 133 on January 1, 2001. The increase in income taxes resulted from the increase in adjusted earnings before income taxes for the second quarter and the six month period ended June 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2001, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $12.0 million through 2002 and $290.1 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of June 29, 2001, the Company had $68.2 million in borrowings under four of the credit facilities and $89 million in borrowings under the note program.

The net cash provided by operating activities for the six months ended June 29, 2001 was $101.3 million. The net cash provided by operating activities for the six months ended June 30, 2000 was $113.3 million. The decrease in net cash provided by operating activities of $12 million is primarily the result of approximately $34 million in cash outflow related to various collaborations and other miscellaneous receivables, partially offset by the $18.6 million increase in adjusted net earnings. As summarized in the results of operations, net earnings of $74.0 million for the six month period ended June 29, 2001 as reported on the statement of cash flows,

                                 Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

LIQUIDITY AND CAPITAL RESOURCES (Continued)

includes the $40 million charge for in-process research and development related to the acquisition of ASTI. Excluding the effect of the $40 million charge for in-process research and development, net earnings would have been $114.0 million for the six months ended June 29, 2001 or an increase of $18.6 million over the prior comparable period.

Cash used in investing activities for the six months ended June 29, 2001 was $109.9 million. Excluding the $70.2 million, net cash paid in connection with the acquisition of ASTI, cash used in investing activities for the six months ended June 29, 2001 would have been $39.7 million. Cash used in investing activities for the six months ended June 30, 2000 was $31.1 million. The Company invested $31.2 million in new facilities and equipment during the six months ended June 29, 2001 compared to $27.9 million during the same period in 2000.

Cash used in financing activities was $58.6 million for the six months ended June 29, 2001 compared to cash provided by financing activities of $58.3 million for the six months ended June 30, 2000. There were no borrowings under commercial paper arrangements for the six months ended June 29, 2001 compared to $65.2 million of commercial paper borrowings, for the six months ended June 30, 2000. The amounts in both years include dividend outflows of $23.8 million in 2001 and $20.9 million in 2000 and the proceeds from the sale of stock to employees of $25.8 million in 2001 and $94.8 million in 2000. The 2001 amount of cash used in financing activities includes $53.2 million used to repurchase treasury stock, compared to $69.6 million in 2000.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company's existing credit facilities and existing cash and cash equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $3.5 million on accrued restructuring costs during the remainder of 2001.

As fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company estimates that over the next three to five years spending on various in-process research and development projects will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company's planned level of research and development spending in the normal course of business.

                                 Allergan, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2001

NEW ACCOUNTING STANDARDS

In July 2001, Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) was issued and is effective for all business combinations on or after July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. SFAS No. 141 will also require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has not determined the impact that SFAS No. 141 will have on its financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets acquired at acquisition. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as the cumulative effect of a change in accounting principle. The Company has not determined the impact that SFAS No. 142 will have on its financial statements.

                                 ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

General

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

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position. The gains and losses realized from the interest rate swaps and foreign currency forward and option contracts are recorded in "Other, net" in the accompanying condensed consolidated statements of earnings.

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

The Company identified three types of derivative instruments at December 31, 2000, which were recorded at fair value as Other current assets on the Company's condensed consolidated balance sheet at January 1, 2001, the date

ALLERGAN, INC.

of adoption of SFAS No. 133. The derivative instruments are: interest rate swaps agreements, foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency option and foreign currency forward contracts as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

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

As a result, these swaps effectively convert the Company's floating-rate debt to fixed-rates and qualify for hedge accounting treatment. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three and six months ended June 29, 2001 were not material.

At June 29, 2001, the Company had $20 million of its $104.6 million variable rate debt hedged with interest swap agreements. If the interest rates on non-hedged variable rate debt increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1 million.

Foreign Currency Risk

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.

ALLERGAN, INC.

Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in "Other, net" in the accompanying condensed consolidated statements of operations.

All of the Company's outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender's functional currency. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through "Other, net" in the accompanying condensed consolidated statements of earnings.

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

A substantial portion of the Company's purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company's management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as "Unrealized Gains/Losses on Derivative Instruments" in the accompanying condensed consolidated statements of earnings.

ALLERGAN, INC.

INVESTMENTS

The Company's investments at June 29, 2001 consisted primarily of equity securities with an estimated fair value of approximately $26 million, including an unrealized loss of $5.5 million, net of tax, reported in equity as a component of accumulated other comprehensive income. The Company has categorized all of its investments as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. At June 29, 2001, management believes the decline in the fair value of the investments to be temporary in nature. However, if it is subsequently determined that the decline in value is other than temporary, the investments' basis would be written down to fair value, and the write down would be included in earnings as a loss.

                                 ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES


Certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures, which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

o The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can better influence customer and distributor buying decisions.

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

o Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan's future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide assurances that its products will not infringe patents held by third parties. In such event, licenses from

ALLERGAN, INC.

     such third parties may not be available or may not be available on commercially attractive terms. Please see Note 7 to the Condensed Consolidated Financial Statements for information on current patent litigation.

o The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

o Future performance will be affected by the introduction of new products such as Lumigan(TM) and Alphagan(R) P ophthalmic solutions, as well as FDA approval of new indications for current products such as Botox(R) Purified Neurotoxin Complex. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

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

Allergan, Inc.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     -    Exhibits (numbered in accordance with Item 601 of Regulation S-K)


          10.1 Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000).

          Reports on Form 8-K

               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001                         ALLERGAN, INC.



                                              Eric K. Brandt
                                              -----------------------------
                                              Eric K. Brandt
                                              Corporate Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

 10.1 Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000).