Form 10-Q
period 2001-09-28
ALLERGAN INC
filed 2001-11-09
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
SEPTEMBER 28, 2001	1-10269

ALLERGAN, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION
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

(1) [X] yes [   ] no

(2) [X] yes [   ] no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 2, 2001 there were 131,181,734 shares of common stock outstanding.

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2001

INDEX

			Page

PART I -	FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS

	(A)	Condensed Consolidated Statements of Earnings - Three Months and Nine Months Ended September 28, 2001 and September 29, 2000	3

	(B)	Condensed Consolidated Balance Sheets - September 28, 2001 and December 31, 2000	4

	(C)	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 28, 2001 and September 29, 2000	5

	(D)	Notes to Condensed Consolidated Financial Statements	6-17

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		18-23

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		24-27

	CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES		28-30

PART II -	OTHER INFORMATION

ITEM 5 -	OTHER INFORMATION		31

ITEM 6 -	EXHIBITS AND REPORTS ON FORM 8-K		31

Signature			32

Exhibits

PART I — FINANCIAL INFORMATION
Allergan, Inc.

Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

Product Sales
Net sales	$418.8	$381.6	$1,232.1	$1,161.9
Cost of sales	103.6	104.6	302.7	320.2

Product gross margin	315.2	277.0	929.4	841.7

Research Services
Research service revenues (primarily from a related party through April 16, 2001)	8.2	15.1	49.7	44.5
Cost of research services	7.5	14.2	46.5	42.0

Research services margin	0.7	0.9	3.2	2.5

Operating costs and expenses
Selling, general and administrative	165.4	156.4	533.7	490.1
Research and development	56.9	47.8	197.5	145.2
Technology fees from related party	—	(0.8)	(0.7)	(2.5)

Operating income	93.6	74.5	202.1	211.4

Nonoperating income (expense)
Interest income	6.7	5.2	25.8	14.0
Interest expense	(5.4)	(4.5)	(16.3)	(14.9)
Gain on investments, net	—	0.2	—	0.9
Unrealized gains/(losses) on derivative investments	(2.4)	—	2.5	—
Other, net	2.0	0.1	4.0	0.3

	0.9	0.8	16.0	0.3

Earnings before income taxes and minority interest	94.5	75.3	218.1	211.7
Provision for income taxes	27.4	20.5	74.8	61.4
Minority interest expense	0.3	0.2	0.7	0.3

Net earnings before cumulative effect of change in accounting principle	66.8	54.6	142.6	150.0
Cumulative effect of change in accounting principle, net of $0.7 million of tax	—	—	1.8	—

Net earnings	$66.8	$54.6	$140.8	$150.0

Basic:
Before cumulative effect of change in accounting principle	$0.51	$0.42	$1.08	$1.15
Cumulative effect of accounting change, net	—	—	(0.01)	—

Net basic earnings per share	$0.51	$0.42	$1.07	$1.15

Diluted:
Before cumulative effect of change in accounting principle	$0.50	$0.41	$1.06	$1.12
Cumulative effect of accounting change, net	—	—	(0.01)	—

Net diluted earnings per share	$0.50	$0.41	$1.05	$1.12

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 28,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and equivalents	$752.9	$773.9
Trade receivables, net	288.1	290.1
Inventories	123.4	122.7
Other current assets	156.7	139.6

Total current assets	1,321.1	1,326.3
Investments and other assets	183.6	159.9
Property, plant and equipment, net	362.9	351.6
Goodwill and intangibles, net	133.6	133.2

Total assets	$2,001.2	$1,971.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$107.9	$59.2
Accounts payable	91.4	96.3
Accrued expenses	178.3	178.5
Income taxes	108.4	98.5

Total current liabilities	486.0	432.5
Long-term debt	118.0	183.0
Long-term convertible subordinated notes, net of discount	409.3	401.7
Other liabilities	56.7	79.4
Commitments and contingencies
Minority interest	1.3	0.6
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	317.6	288.7
Accumulated other comprehensive loss	(71.2)	(50.8)
Retained earnings	860.4	780.0

	1,108.1	1,019.2
Less — treasury stock, at cost (2,514,000 and 2,574,000 shares)	(178.2)	(145.4)

Total stockholders’ equity	929.9	873.8

Total liabilities and stockholders’ equity	$2,001.2	$1,971.0

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine months ended

	September 28,	September 29,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$140.8	$150.0
Non-cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	2.5	—
In-process research and development write-off	40.0	—
Depreciation and amortization	56.4	57.7
Amortization of prepaid royalties	0.3	5.5
Amortization of original issue discount	7.6	—
Deferred income taxes	(4.1)	4.3
Loss on sale of assets	1.2	0.9
Gain on investments, net	—	(0.9)
Unrealized gain on derivative instruments	(2.5)	—
Minority interest	0.7	0.3
Expense of compensation plans	8.4	6.1
Adjustment in reporting of foreign subsidiaries	—	(3.2)
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	(6.7)	(36.9)
Inventories	(4.8)	6.9
Accounts payable	(4.9)	2.3
Accrued expenses	(5.8)	7.6
Income taxes	34.7	17.1
Other	(35.3)	11.0

Net cash provided by operating activities	228.5	228.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(54.3)	(43.2)
Disposals of property, plant and equipment	5.8	0.6
Proceeds from sale of investments	—	2.6
Acquisition, net of cash acquired	(70.2)	—
Other, net	(14.2)	(10.6)

Net cash used in investing activities	(132.9)	(50.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(35.6)	(31.4)
Net borrowings under commercial paper obligations	—	68.6
Net repayments of notes payable	(29.5)	(5.9)
Sale of stock to employees	29.2	128.7
Long-term debt borrowings	20.9	0.1
Repayments of long-term debt	(2.0)	(2.0)
Payments to acquire treasury stock	(89.9)	(122.8)

Net cash (used in) provided by financing activities	(106.9)	35.3

Effect of exchange rate changes on cash and equivalents	(9.7)	2.6

Net (decrease) increase in cash and equivalents	(21.0)	216.0
Cash and equivalents at beginning of period	773.9	162.9

Cash and equivalents at end of period	$752.9	$378.9

Supplemental disclosure of cash flow information
Cash paid during the nine months ended for
Interest (net of capitalization)	$15.6	$13.0

Income taxes	$28.4	$31.2

See accompanying notes to condensed consolidated financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000. The results of operations for the three and nine months ended September 28, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2. Acquisition of Allergan Specialty Therapeutics, Inc.

     On April 16, 2001, the Company purchased all of the outstanding common stock of Allergan Specialty Therapeutics, Inc. (ASTI), for $71 million in cash. ASTI, a development stage company, was formed in November 1997 for the purpose of selecting, researching and developing pharmaceutical products. The Company’s relationship with ASTI is described in greater detail in the notes to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2000.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statement of earnings includes the results of ASTI beginning April 16, 2001. In conjunction with the acquisition, the Company recorded a one-time charge to in-process research and development expenses of $40 million during the second quarter of 2001.

The Company utilized an independent third-party appraiser to assess and allocate value of in-process research and development. The values assigned to the various in-process projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The amount of purchase price allocated to in-process research and development was determined by using a risk adjusted valuation based on amounts expended to date for each project considering the stage of development and likelihood of success as adjusted for certain risk factors. The Company estimates that over the next three to five years, spending on these various in-process projects will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company’s planned level of research and development spending in the normal course of business.

The assets acquired, including capitalized core technology, were recorded at estimated fair values as determined by the Company’s management based on

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

information currently available. A summary of the assets acquired in the acquisition follows:

(In millions)
Capitalized Core Technology
(straight-line amortization over ten year useful life)	$31.0
In-Process Research and Development	40.0

Purchase price	71.0
Less: cash acquired	(0.8)

Net cash paid	$70.2

Following are the summarized unaudited pro forma combined results of operations for the nine months ended September 28, 2001 and September 29, 2000, assuming the acquisition had taken place at the beginning of each of those periods. The unaudited pro forma results exclude the effects of the purchased in-process research and development charge. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	Pro forma

	Nine months ended

	September 28,	September 29,
(In millions, except per share amounts)	2001	2000

Net sales	$1,232.1	$1,161.9
Net earnings	$143.6	$100.8
Basic earnings per share	$1.09	$0.77
Diluted earnings per share	$1.07	$0.76

3. Recently Adopted Accounting Standards

     In June 1998, Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

The Company identified three types of derivative instruments at December 31, 2000, which were recorded as “Other current assets” on the Company’s condensed consolidated balance sheet at January 1, 2001, the date of adoption of SFAS No. 133. The derivative instruments are: interest rate swap agreements, foreign currency option contracts and foreign currency forward contracts. The Company utilizes these derivative instruments to economically control its exposure to risks associated with fluctuations in interest and currency exchange rates in the normal course of business. The Company does not enter into financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allow the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three and nine months ended September 28, 2001 were not material. At September 28, 2001 the Company did not have any interest rate swap agreements outstanding.

The Company also enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes and its impact on the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. Upon adoption of SFAS No. 133, the Company’s management decided not to designate these derivative instruments as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

As all of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of foreign denominated intercompany receivables, the changes in the fair value of the foreign currency forward

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

contracts are economically designed to offset the changes in the revaluation of the foreign denominated intercompany receivables. As a result, current changes in both the foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying condensed consolidated statements of earnings.

All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. As a result, the changes in the fair value of the outstanding foreign currency option contracts at September 28, 2001 are recorded through earnings as “Unrealized Gains/Losses on Derivative Instruments” while any realized gains on expired contracts are recorded through earnings as “Other, net” in the accompanying condensed consolidated statements of earnings.

4. Investments

     The Company’s investments at September 28, 2001 consisted primarily of equity securities with an estimated fair value of approximately $24 million, including an unrealized loss of $6.6 million, net of tax, reported in equity as a component of accumulated other comprehensive income. The Company has categorized all of its investments as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. At September 28, 2001, management believes the decline in the fair value of the investments to be temporary in nature. However, if it is subsequently determined that the decline in value is other than temporary, the investments’ basis would be written down to fair value, and the write down would be included in earnings.

5. Inventories

     Components of inventories were:

	September 28,	December 31,
	2001	2000

(in millions)
Finished goods	$82.2	$81.4
Work in process	22.6	23.6
Raw materials	18.6	17.7

Total	$123.4	$122.7

6. Income Taxes

     Income taxes, exclusive of the impact of the charge resulting from the acquisition of ASTI, are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate,

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

primarily because of lower tax rates in Puerto Rico and in certain non U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

7. Litigation

     The Company is involved in various lawsuits and claims arising in the normal course of business. On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the investigational glaucoma drug, Lumigan™, the Company filed a declaratory relief lawsuit against Pharmacia (and related entities) in the United States District Court for the District of Delaware. In the lawsuit, the Company asked the court to issue a ruling that Lumigan™ does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan’s allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim in reply against Columbia. Trial is currently scheduled to begin on October 21, 2002. Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, Allergan currently believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operation. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share:

	Third Quarter

	Ended September 28, 2001			Ended September 29, 2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
(In millions, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Computation of basic EPS:
Income available to common stockholders before cumulative effect of change in accounting principle	$66.8	132.0	$0.51	$54.6	131.2	$0.42

Effect of dilutive options/convertible notes:
Assumed stock option conversions		1.7			3.0
2.5% convertible subordinated notes	1.8	3.8		—	—

Computation of diluted EPS:
Income available to common stockholders assuming conversions and before cumulative effect of change in accounting principle	$68.6	137.5	$0.50	$54.6	134.2	$0.41

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months

	Ended September 28, 2001			Ended September 29, 2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
(In millions, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Computation of basic EPS:
Income available to common stockholders before cumulative effect of change in accounting principle	$142.6	131.9	$1.08	$150.0	130.4	$1.15

Effect of dilutive options/convertible notes:
Assumed stock option conversion		2.3			3.1
2.5% convertible subordinate notes	—	—		—	—

Computation of diluted EPS:
Income available to common stockholders assuming conversions and before cumulative effect of change in accounting principle	$142.6	134.2	$1.06	$150.0	133.5	$1.12

For the quarter ended September 28, 2001, the effect of approximately 3.8 million common shares related to the long-term convertible subordinated notes were dilutive and included in the computation of diluted earnings per share.

Options to purchase 4,457,000 shares of common stock at exercise prices ranging from $75.13 to $132.36 were outstanding at September 28, 2001. Additionally, options to purchase 6,800 shares of common stock at an exercise price of $75.13 per share were outstanding as of September 29, 2000. These options were not included in the computation of diluted earnings per share for the quarters ended September 28, 2001 or September 29, 2000, as appropriate, because the effect would be antidilutive.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Comprehensive Income

     The following table summarizes components of comprehensive income for the quarters ended:

	Third Quarter

(in millions)	2001			2000

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(9.6)	$—	$(9.6)	$(3.2)	$—	$(3.2)

Unrealized holding gains/(losses) arising during period	(1.7)	0.7	(1.0)	4.9	(1.7)	3.2

Reclassification adjustment for net gains realized in net earnings	—	—	—	—	—	—

Other comprehensive loss	$(11.3)	$0.7	(10.6)	$1.7	$(1.7)	—

Net earnings			66.8			54.6

Total other comprehensive income			$56.2			$54.6

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended

(in millions)	September 28, 2001			September 29, 2000

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(12.7)	$—	$(12.7)	$(8.7)	$—	$(8.7)

Unrealized holding gains/(losses) arising during period	(12.3)	4.6	(7.7)	5.7	(2.0)	3.7

Reclassification adjustment for net gains realized in net earnings	—	—	—	(0.6)	0.2	(0.4)

Other comprehensive loss	$(25.0)	$4.6	(20.4)	$(3.6)	$(1.8)	(5.4)

Net earnings			140.8			150.0

Total other comprehensive income			$120.4			$144.6

10. Business Segment Information

     The Company operates in Regions or geographic operating segments. In accordance with SFAS No. 131, the United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 55.2% and 51.0% of total product net sales in the quarters ended September 28, 2001 and September 29, 2000, respectively, and 56.1% and 52.1% of total product net sales for the nine month periods ended September 28, 2001 and September 29, 2000, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs to such regions. Operating income was determined for each operating segment using a cost of sales amount which included the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, royalties and charges for corporate services and asset utilization.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

GEOGRAPHIC OPERATING SEGMENTS

	Net Sales		Operating Income

	3rd Qtr.	3rd Qtr.	3rd Qtr.	3rd Qtr.
(in millions)	2001	2000	2001	2000

United States	$230.2	$194.1	$114.5	$80.1
Europe	79.0	81.9	22.4	22.9
Asia Pacific	63.8	62.1	15.6	17.1
Other	45.0	42.8	11.0	8.1

Segments total	418.0	380.9	163.5	128.2
Manufacturing operations	0.8	0.7	(10.0)	7.0
Research and development			(56.9)	(47.8)
Research services margin			0.7	0.9
Elimination of inter-company profit			(7.2)	(20.3)
General corporate			3.5	6.5

Total	$418.8	$381.6	$93.6	$74.5

	Net Sales		Operating Income

	Nine Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(in millions)	2001	2000	2001	2000

United States	$688.2	$602.0	$314.6	$256.1
Europe	243.2	262.1	52.9	68.7
Asia Pacific	172.0	171.7	33.1	27.7
Other	125.6	123.3	28.5	19.4

Segments total	1,229.0	1,159.1	429.1	371.9
Manufacturing operations	3.1	2.8	50.5	74.5
Research and development			(197.5)	(145.2)
Research services margin			3.2	2.5
Elimination of inter-company profit			(98.6)	(116.8)
General corporate			15.4	24.5

Total	$1,232.1	$1,161.9	$202.1	$211.4

11. Special Charges

     The Company maintains specific current liabilities at September 28, 2001 for restructuring charges recognized in 1998. For the three and nine month periods ended September 28, 2001 the Company utilized approximately $1.7 million and $4.2 million, respectively, of accrued liabilities specific to the 1998 restructuring. This spending is primarily associated with payments made to involuntarily terminated employees related

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

to continued workforce reductions and facility closure costs in identified manufacturing facilities. At September 28, 2001, the Company maintained approximately $1.8 million of accrued liabilities related to the 1998 restructuring which are expected to be paid during the remainder of 2001.

12. New Accounting Standards

     In July 2001, Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 will also require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has not determined the impact that SFAS No. 141 will have on its financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets acquired at acquisition. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle. The Company has not determined the impact that SFAS No. 142 will have on its financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending March 29, 2002. The Company has not determined the impact that SFAS No. 144 will have on its financial statements.

Allergan, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Subsequent Event

     On October 22, 2001 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable December 7, 2001 to stockholders of record on November 16, 2001.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS

The following table compares 2001 and 2000 net sales by product line for the third quarter and year-to-date periods:

	Three Months		Nine Months
	Ended		Ended

Net Sales by Product Line	September 28,	September 29,	September 28,	September 29,
($ millions):	2001	2000	2001	2000

Specialty pharmaceuticals
Eye Care Pharmaceuticals	$184.3	$161.6	$553.3	$514.6
Skin Care	18.4	16.2	55.1	48.4
BOTOX®/Neuromuscular	77.2	60.7	221.2	172.8

	279.9	238.5	829.6	735.8
Medical devices and OTC products
Ophthalmic Surgical	60.4	59.0	182.8	180.6
Contact Lens Care	78.5	84.1	219.7	245.5

Total Net Sales	$418.8	$381.6	$1,232.1	$1,161.9

For the quarter ended September 28, 2001 total net sales increased by $37.2 million or 10% to $418.8 million as compared to the third quarter of 2000. Net sales for the nine months ended September 28, 2001 were $1,232.1 million, a 6% increase from the comparable 2000 amount.

The impact of foreign currency changes compared to the comparable prior year period decreased net sales by $15.3 million or 4% for the quarter ended September 28, 2001 and by $47.3 million or 4% for the nine months ended September 28, 2001. At constant currency rates, sales increased $52.5 million or 14% during the quarter, and $117.5 million or 10% for the nine months ended September 28, 2001 compared with the same periods last year.

Sales in the U.S. were 55.2% of total product net sales for the quarter ended September 28, 2001, which represents a 4.2 percentage point increase over the 51.0% rate for the third quarter of 2000. For the nine months ended September 28, 2001, sales in the U.S. were 56.1% of total product net sales which represents a 4.0 percentage point increase over the 52.1% rate for the first nine months of 2000. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. Eye Care Pharmaceutical sales.

Eye Care Pharmaceutical sales were reduced from the amounts that would have been reported at constant currency rates by $6.3 million in the third quarter and by $17.2 million in the first nine months of 2001. This was primarily a result of the weakness in the Brazilian Real during the three months ended September 28, 2001 and the weakness in the Euro denominated currencies as well as the Brazilian Real in the first nine months of 2001. Botox® Purified Neurotoxin Complex (Botox®), Ophthalmic Surgical, and

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS (Continued)

Contact Lens Care sales were reduced from the amounts that would have been reported at constant currency rates by $2.2 million, $2.3 million, and $4.4 million, respectively, in the third quarter and by $6.5 million, $9.3 million, and $14.1 million, respectively, in the first nine months of 2001. This was primarily a result of the weakness in the Brazilian Real and the Japanese Yen during the three months ended September 28, 2001, and the weakness in the Euro denominated currencies, the Japanese Yen, and the Brazilian Real in the first nine months of 2001.

The $37.2 million increase in net sales in the third quarter and the $70.2 million increase in the first nine months of 2001 were primarily the result of increases in sales in the Botox® and Eye Care Pharmaceutical product lines somewhat offset by a decrease in sales in the Contact Lens Care product line. Sales of Botox® increased by $16.5 million in the third quarter and $48.4 million in the first nine months of 2001. Eye Care Pharmaceutical sales increased by $22.7 million in the third quarter and $38.7 million in the first nine months of 2001. Contact Lens Care sales decreased by $5.6 million in the third quarter and $25.8 million in the first nine months of 2001. Botox® sales increased as a result of strong growth in both the United States and international markets. Allergan believes its worldwide market share is over 80% for neurotoxins including Botox®. At the end of 2000, a competitor received approval and introduced a competing neurotoxin. While Allergan expects this new competition to cause the market for neurotoxins to expand, the rate of growth of Botox® sales may decrease in the future as a result of this new competition. Eye Care Pharmaceutical sales increased primarily due to the launch of the Company’s new glaucoma drug Lumigan™ at the end of the first quarter of 2001, the launch of Alphagan® P Ophthalmic Solution for glaucoma at the end of the third quarter of 2001, and the growth of sales of the anti-infective Ofloxacin. Contact Lens Care sales decreased primarily as a result of continued decreases in worldwide oxidative product sales offset somewhat by sales growth of Complete® brand solutions in our international markets.

Allergan’s gross margin percentage for the third quarter of 2001 was 75.3% of net sales, which represents a 2.7 percentage point increase from the 72.6% rate for the third quarter of 2000. The gross margin percentage for the nine months ended September 28, 2001 was 75.4% of net sales, which represents a 3.0 percentage point increase from the 72.4% rate for the first nine months of 2000. The gross margin percentages increased in 2001 compared to the comparable periods in 2000 primarily as a result of shifts in the mix of products sold to higher margin products. Higher margin Eye Care Pharmaceutical and Botox® Neurotoxin sales represented a greater percentage of 2001 sales compared to 2000. Gross margin for the third quarter of 2001 in dollars increased over the third quarter of 2000 by $38.2 million or 14% as a result of the 10% increase in net sales and the 2.7 percentage point increase in gross margin percentage. For the first nine months of 2001 gross margin in dollars increased over the comparable

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS (Continued)

period of 2000 by $87.7 million or 10% as a result of the 6% increase in net sales and the 3.0 percentage point increase in gross margin percentage.

Operating income in the third quarter of 2001 was $93.6 million compared to operating income of $74.5 million for the same period in 2000. The increase in operating income of $19.1 million in the third quarter of 2001, was the result of the $38.2 million increase in gross margin partially offset by the $9.8 million increase in selling, general and administrative expense, and the $9.1 million increase in research and development. For the nine month period ended September 28, 2001, operating income was $202.1 million compared to $211.4 million for the same period in 2000. Operating income for the first nine months of 2001 includes a $40 million charge for in-process research and development associated with the acquisition of Allergan Specialty Therapeutics, Inc. (ASTI). In April 2001, the Company purchased all of the outstanding common stock of ASTI for $71 million in cash. This resulted in a charge of $40 million for in-process research and development and the recording of $31 million in capitalized core technology. Excluding the effect of the $40 million charge, operating income would have been $242.1 million for the first nine months of 2001. Thus, adjusted operating income of $242.1 million for the first nine months of 2001 increased $30.7 million or 15% over operating income of $211.4 million in 2000. The increase in adjusted operating income of $30.7 million in the first nine months of 2001, was the result of the $87.7 million increase in gross margin partially offset by the $45.4 million increase in selling, general and administrative expense and the $12.3 million increase in remaining research and development. Selling, general and administrative expenses increased for the third quarter and the nine months ended September 28, 2001 primarily as a result of increased spending on promotion, selling and marketing activities, including expenses associated with the launch of the Company’s two new glaucoma drugs, Lumigan™ and Alphagan® P. Research and development expense increased for the third quarter and for the nine months ended September 28, 2001 as a result of increased research activity.

Allergan reported net earnings of $66.8 million and $54.6 million in the third quarters of 2001 and 2000, respectively. The net earnings increase of $12.2 million for the third quarter of 2001 was primarily the result of the $19.1 million increase in operating income and $2.0 million in income associated with the mutual termination of a collaboration arrangement included in Other, net on the consolidated statement of earnings. This was partially offset by a $2.4 million unrealized loss on derivative instruments and a $6.9 million increase in income taxes. The unrealized loss on derivative instruments relates to the mark to market adjustment required under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

For the first nine months of 2001 and 2000, Allergan reported net earnings of $140.8 million and $150.0 million, respectively. Included in net

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS (Continued)

earnings for the nine month period ended September 28, 2001, is the $40 million charge for in-process research and development associated with the acquisition of ASTI. The Company did not record an income tax benefit for this charge. Excluding the effect of the $40 million charge, net earnings would have been $180.8 million for the nine month period ended September 28, 2001. Therefore, the adjusted net earnings for the first nine months of 2001 increased $30.8 million or 21% over the comparable period in 2000. The adjusted net earnings increase of $30.8 million for the nine month period ended September 28, 2001 was primarily the result of the $30.7 million increase in adjusted operating income, a $10.4 million increase in net interest income, $2 million in income associated with the mutual termination of a collaboration arrangement included in Other, net in the statement of earnings, offset by a $13.4 million increase in income taxes. The increase in net interest income for the nine months ended September 28, 2001 is associated with proceeds from the issuance of zero coupon convertible subordinated notes in November 2000. The increase in income taxes resulted from the increase in earnings before income taxes for the third quarter and the increase in adjusted earnings for the nine month period ended September 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2001, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $29.3 million through 2002 and $291.9 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. As of September 28, 2001, the Company had $71.2 million in borrowings under four of the credit facilities and $89 million in borrowings under the note program.

The net cash provided by operating activities for the nine month periods ended September 28, 2001 and September 29, 2000 was $228.5 million and $228.7 million, respectively. The 2001 amount includes a decrease in cash used for trade receivables offset by an increase in cash outflow related to various collaborations and other miscellaneous receivables as compared to the same period in 2000.

Cash used in investing activities for the nine months ended September 28, 2001 was $132.9 million. Excluding the $70.2 million net cash paid in connection with the acquisition of ASTI, cash used in investing activities for the nine months ended September 28, 2001 would have been $62.7 million. Cash used in investing activities for the nine months ended September 29, 2000 was $50.6 million. The Company invested $54.3 million in new facilities and equipment during the nine months ended September 28, 2001 compared to $43.2 million during the same period in 2000.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash used in financing activities was $106.9 million for the nine months ended September 28, 2001 compared to cash provided by financing activities of $35.3 million for the nine months ended September 29, 2000. There were no borrowings under commercial paper arrangements for the nine months ended September 28, 2001 compared to $68.6 million of commercial paper borrowings for the nine months ended September 29, 2000. The amounts in both years include dividend outflows of $35.6 million in 2001 and $31.4 million in 2000 and the proceeds from the sale of stock to employees of $29.2 million in 2001 and $128.7 million in 2000. The 2001 amount of cash used in financing activities includes $89.9 million used to repurchase treasury stock, compared to $122.8 million in 2000.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company’s existing credit facilities and existing cash and cash equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will spend approximately $1.8 million on accrued restructuring costs during the remainder of 2001.

As fully described in Note 2 to the Condensed Consolidated Financial Statements, the Company estimates that over the next three to five years spending on various in-process research and development projects will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company’s planned level of research and development spending in the normal course of business.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2001

NEW ACCOUNTING STANDARDS

In July 2001, Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 will also require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has not determined the impact that SFAS No. 141 will have on its financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets acquired at acquisition. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle. The Company has not determined the impact that SFAS No. 142 will have on its financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending March 29, 2002. The Company has not determined the impact that SFAS No. 144 will have on its financial statements.

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

To ensure the adequacy and effectiveness of the Company’s interest rate and foreign exchange hedge positions, the Company continually monitors its interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position. The gains and losses realized from the interest rate swaps and foreign currency forward and option contracts are recorded in “Other, net” in the accompanying condensed consolidated statements of earnings.

In June 1998, Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

The Company identified three types of derivative instruments at December 31, 2000, which were recorded at fair value as “Other current assets” on the Company’s condensed consolidated balance sheet at January 1, 2001, the date

ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

of adoption of SFAS No. 133. The derivative instruments are: interest rate swaps agreements, foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option and foreign currency forward contracts as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

Interest Rate Risk

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. Changes in U.S. and Japan interest rates affect the interest earned on the Company’s cash and equivalents, interest expense on the Company’s debt as well as costs associated with foreign currency hedges.

The Company’s exposure to market risk for changes in interest rates results from the Company’s long-term debt obligations and related derivative financial instruments. The Company enters into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allow the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly.

As a result, these swaps effectively convert the Company’s floating-rate debt to fixed-rates and qualify for hedge accounting treatment. Since these interest rate swap agreements qualify as a cash flow hedge under SFAS No. 133, changes in fair value of these swap agreements will be adjusted through accumulated other comprehensive income to the extent that such changes are effective and as long as the cash flow hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statements of earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in accumulated other comprehensive income for the three and nine months ended September 28, 2001 were not material. At September 28, 2001 the Company did not have any interest swap agreements outstanding.

At September 28, 2001, the Company had $103.9 million of variable rate debt. If the interest rates on the variable rate debt increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1 million.

Foreign Currency Risk

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.

ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated sales and gross margins as expressed in U.S. dollars.

From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in “Other, net” in the accompanying condensed consolidated statements of earnings.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying condensed consolidated statements of earnings.

Probable but not firmly committed transactions are comprised of sales of the Company’s products and purchases of raw material in currencies other than the U.S. Dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia (particularly Japan), Canada and Australia. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

A substantial portion of the Company’s purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as “Unrealized Gains/Losses on Derivative Instruments” in the accompanying condensed consolidated statements of earnings.

ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INVESTMENTS

The Company’s investments at September 28, 2001 consisted primarily of equity securities with an estimated fair value of approximately $24 million, including an unrealized loss of $6.6 million, net of tax, reported in equity as a component of accumulated other comprehensive income. The Company has categorized all of its investments as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. At September 28, 2001, management believes the decline in the fair value of the investments to be temporary in nature. However, if it is subsequently determined that the decline in value is other than temporary, the investments’ basis would be written down to fair value, and the write down would be included in earnings.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures, which use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

•	The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can better influence customer and distributor buying decisions.

•	Until December 2000, the Company was the only manufacturer of an FDA-approved neurotoxin. Another company has now received FDA approval of a neurotoxin. The Company’s sale of Botox® Purified Neurotoxin Complex could be materially and negatively impacted by this competition or competition from other companies that might obtain approval to market a neurotoxin.

•	The manufacturing process to create bulk toxin raw material necessary to produce Botox® Purified Neurotoxin Complex is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox® Purified Neurotoxin Complex and a resulting decrease in sales of the product.

•	The Company’s Contact Lens Care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper one-bottle chemical disinfection systems continue to gain popularity among soft contact lens wearers over peroxide-based lens care products, which historically have been Allergan’s strongest family of lens care products. The Company’s primary strategy in Contact Lens Care is to focus its sales and marketing resources on the growth of Complete® brand Multi-Purpose Solution. The growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its Contact Lens Care business, no assurance can be given in this regard.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

•	The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

•	Sales of the Company’s surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations.

•	A continuing political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to force pharmaceutical makers to discount their products in such states. If these measures become law, and if these measures impose price controls on the Company’s products or otherwise drive down the Company’s pharmaceutical prices, the Company’s revenues and financial condition are likely to be materially and adversely affected.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company’s operating results. The Company can provide no assurance that future exchange rate movements will not have a material adverse effect on the Company’s sales, gross profit or operating expenses.

•	The Company’s business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company’s products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

•	Patent protection is generally important in the pharmaceutical and medical device industries. Therefore, Allergan’s future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

assurances that its products will not infringe patents held by third parties. In such event, licenses from such third parties may not be available or may not be available on commercially attractive terms. Please see Note 7 to the Condensed Consolidated Financial Statements for information on current patent litigation.

•	The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

•	Future performance will be affected by the introduction of new products such as Lumigan™ and Alphagan® P ophthalmic solutions, as well as FDA approval of new indications for current products such as Botox® Purified Neurotoxin Complex. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

•	There are intrinsic uncertainties associated with research & development efforts and the regulatory process both of which are discussed in greater details in the “Research and Development” and the “Government Regulation” sections of Allergan’s Annual Report on Form 10-K for the year ending December 31, 2000, which are incorporated herein by reference.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 5. Other Information

Annual Meeting.

The Company’s next annual stockholders’ meeting will be held on Wednesday, April 24, 2002 at 10:00 a.m.

Item 6. Exhibits and Reports on Form 8-K

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

None

Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2001	ALLERGAN, INC.

Eric K. Brandt

Eric K. Brandt Corporate Vice President and Chief Financial Officer (Principal Financial Officer)