Form 10-K405
period 2001-12-31
ALLERGAN INC
filed 2002-03-01
CIK 850693

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For The Fiscal Year Ended December 31, 2001

Commission File No. 1-10269

ALLERGAN, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	95-1622442 (I.R.S. Employer Identification No.)

2525 Dupont Drive Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number: (714) 246-4500

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class registered

Common Stock, $0.01 par value Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes            No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $9,234,705,186 on January 25, 2002, based upon the closing price on the New York Stock Exchange on such date.

         Common Stock outstanding as of January 25, 2002 – 134,254,772 shares (including 3,370,092 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2001.

PART I

ITEM 1. BUSINESS

General Development of Business

         Allergan, Inc. (“Allergan” or the “Company”) is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets as well as ophthalmic surgical devices and contact lens care solutions. Its worldwide consolidated revenues are principally generated by prescription and non-prescription pharmaceutical products in the areas of ophthalmology and skin care, neurotoxins, intraocular lenses and other ophthalmic surgical products, and contact lens care products.

         Allergan was originally incorporated in California in 1948, became known as Allergan Corporation in 1950, and reincorporated in Delaware in 1977. In 1980, the Company was acquired by SmithKline Beecham plc (then known as “SmithKline Corporation” and herein “SmithKline”). The Company operated as a wholly-owned subsidiary of SmithKline from 1980 until 1989 when Allergan again became a stand-alone public company through a spin-off distribution by SmithKline.

         On January 18, 2002, the Company’s board of directors approved the separation of the Company’s pharmaceutical and optical medical device businesses into two independent companies through a spin-off distribution of the Company’s ophthalmic surgical and contact lens care businesses. The spin-off is expected to occur at mid-year 2002. After the spin-off, Allergan will be a specialty pharmaceutical company with businesses in ophthalmic, dermatological and neuromuscular/neurotoxin pharmaceuticals.

         The new entity, to be called Advanced Medical Optics, Inc. (“AMO”), will be established as an independent, publicly traded company serving the optical medical device markets, including the contact lens care and ophthalmic surgical businesses. The spin-off of AMO will be effected through a pro rata distribution to Allergan’s stockholders of shares of a newly formed holding company. AMO intends to apply for a listing with the New York Stock Exchange.

         The spin-off transaction, which is intended to be tax-free to Allergan’s stockholders, is subject to a number of conditions, including the receipt of a favorable ruling from the Internal Revenue Service, the receipt of required regulatory approvals, market conditions and final approvals by Allergan’s board of directors. Allergan contemplates that AMO will raise approximately $275 million in debt financing at or around the time of the spin-off that will be utilized to repay certain intercompany and Allergan third party debt.

Allergan Businesses

         The following table sets forth, for the periods indicated, the net sales from continuing operations for each of the Company’s specialty therapeutics businesses and product lines:

	Year Ended December 31

	2001	2000	1999

		(in millions)
Specialty Pharmaceuticals:

Eye Care Pharmaceuticals	$745.8	$675.3	$571.2

Skin Care	78.9	68.7	76.6

Botox®/Neuromuscular	309.5	239.5	175.8

Total	1,134.2	983.5	823.6

Optical Medical Devices:

Ophthalmic Surgical	253.9	250.4	222.9

Contact Lens Care	297.1	328.7	359.7

Total	551.0	579.1	582.6

Total Product Net Sales	$1,685.2	$1,562.6	$1,406.2

Domestic	55.4%	51.7%	48.1%

International	44.6%	48.3%	51.9%

         See Note 16 of Notes to Consolidated Financial Statements for further information concerning foreign and domestic operations.

Specialty Pharmaceutical Business

Eye Care Pharmaceutical Product Line

         Allergan develops, manufactures and markets a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, inflammation, infection and allergy. In addition, Allergan’s specialty product line consists of products designed to treat ocular surface disease, including artificial tears and ocular decongestants. Allergan will continue to develop, manufacture and market prescription and non-prescription products designed to treat diseases and disorders of the eye after completion of the spin-off transaction described above.

Glaucoma

         The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease characterized by elevated intraocular pressure (“IOP”) leading to optic nerve damage. Allergan’s largest selling eye care pharmaceutical product is Alphagan® ophthalmic solution, which was approved by the United States Food and Drug Administration (“FDA”) in September 1996 for the treatment of open-angle glaucoma and ocular hypertension. Combined sales of Alphagan® and Alphagan® P ophthalmic solution, which is described below and which was introduced in 2001, represented 15% of total Company sales in 2001, and sales of Alphagan® represented 15% and 12% of total Company sales in 2000 and 1999, respectively. The period of new chemical entity exclusivity in the United States for Alphagan® ophthalmic solution ended in September 2001. Allergan received a six month exclusivity extension from the FDA for the pediatric use of Alphagan®, which will expire in March 2002. Allergan has filed a patent infringement lawsuit against Alcon Laboratories, Inc. (a division of Nestlé) and Bausch & Lomb, both of which have challenged certain patents covering Alphagan® and, based on those challenges, have filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Alphagan®. See “Item 3, “Legal Proceedings,” at page 13 and Note 15, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements. Allergan sells Alphagan® ophthalmic solution in 59 countries worldwide.

         In March 2001, the FDA approved Lumigan®, a topical treatment indicated for the reduction of elevated IOP in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other IOP-lowering medications. The Company is engaged in litigation with Pharmacia Corporation regarding certain patents owned or controlled by Pharmacia, which Pharmacia contends cover Lumigan®. See Item 3, “Legal Proceedings,” at page 13 and Note 15, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements. In November 2001, the Committee for Proprietary Medicinal Products recommended that Lumigan® be approved by the European Commission for use in certain European countries. In addition, Lumigan® has received approval in six Latin American countries.

         In March 2001, the FDA approved Alphagan® P, a reformulation of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite® for the lowering of IOP in patients with open-angle glaucoma and ocular hypertension. Alphagan® P lowers IOP by reducing aqueous humor production and increasing uveoscleral outflow, while data suggests that Lumigan® lowers IOP by increasing the outflow of aqueous humor through trabecular meshwork and uveoscleral routes. In December 2001, Allergan signed a global license agreement with Laboratoires Thea S.A. for the use of its ABAKTM device, a multi-dose system for the delivery of preservative-free eye drops. Initially, the ABAKTM system will be used for Alphagan® in Europe, and later, possibly Lumigan®.

         In September 2001, the Company filed a New Drug Application (“NDA”) with the FDA for a brimonidine and timolol combination designed to treat glaucoma.

         The Company also markets Betagan® ophthalmic solution, a topical beta blocker used in the treatment of glaucoma, and Propine® ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991 and they both face generic competition from several companies including Bausch & Lomb and Alcon Laboratories, Inc. In addition, the Company markets its own generic version of these two products.

Inflammation

         Allergan’s leading ophthalmic anti-inflammatory product is Acular®1 ophthalmic solution. Acular® is indicated for the relief of itch associated with seasonal allergic conjunctivitis and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Allergan, along with Syntex, the holder of the patent, has filed a patent infringement lawsuit against Apotex, Inc., Apotex Corp. and Novex Pharma in the Northern District of California based on Apotex’s challenge of certain patents covering Acular® and Apotex’s filing of an Abbreviated New Drug Application (“ANDA”) for a generic version of Acular®. In addition, Allergan has filed a lawsuit in Canada against Apotex similarly relating to a generic version of Acular® in Canada. See Item 3, “Legal Proceedings,” at page 13 and Note 15, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements. Acular® PF was the first unit-dose, preservative-free topical non-steroidal anti-inflammatory drug in the United States, and is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Pred Forte® and FML® Liquifilm® ophthalmic suspensions are Allergan’s products in the ocular corticosteroid inflammation market. Pred Forte® no longer has patent protection and faces generic competition.

Infection

         Allergan’s major products in the anti-infective market are Ocuflox®/Oflox®/Exocin® ophthalmic solution, a fluroquinolone which treats bacterial conjunctivitis and corneal ulcers, Blephamide® ophthalmic suspension, a topical anti-inflammatory and anti-infective, and Polytrim® ophthalmic solution, a synthetic anti-microbial which treats surface ocular bacterial infections. Blephamide® and Polytrim® ophthalmic solutions no longer have patent protection and face generic competition. In December 2001, Allergan and McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson, mutually agreed to terminate their commercial collaboration regarding the marketing of Ocuflox® in the United States pediatric market. Allergan has established a contract sales force to promote Ocuflox® to pediatricians in the United States.

1  Acular® is a registered trademark of and is licensed from its developer Syntex (U.S.A.) Inc.

Allergy

         Allergan’s allergy product is Alocril® ophthalmic solution. Alocril® is indicated for the treatment of itch associated with allergic conjunctivitis. The allergy market is, by its nature, a seasonal market, peaking during the spring months. Allergan has established a contract sales force to promote Alocril® to pediatricians in the United States.

Ocular Surface Disease

         In addition to its eye care pharmaceuticals, Allergan markets a variety of artificial tear products for various needs, under a range of brand names worldwide, led by the Refresh® brand. In the United States, the Refresh® brand includes Refresh Plus®, Refresh Tears®, and Refresh P.M.® In May 2001, Refresh LiquiGel®, an over-the-counter lubricant eye drop treatment for sufferers of dry eye, was launched in the United States. Allergan also markets Celluvisc® in the United States for severe dry eye. Other Allergan brands marketed around the world include Liquifilm Tears® and Lacri-Lube® S.O.P.®, as well as Lerin®, a decongestant.

         Allergan also provides an eye drop for contact lens wearers called Refresh Contacts® to help provide comfort and protection from dryness and irritation.

         Allergan is conducting an additional Phase III study for RestasisTM, a prescription ophthalmic emulsion product for the treatment of chronic dry eye disease. In June 2001, Allergan and Inspire Pharmaceuticals, Inc. entered into a licensing, development and marketing agreement under which Allergan obtained an exclusive license to develop and commercialize Inspire’s INS365 Ophthalmic, a product in Phase III clinical trials for its ability to relieve the signs and symptoms of dry eye disease and which Allergan believes complements RestasisTM. In January 2002, Inspire announced that preliminary results from the first of two Phase III clinical trials for INS365 Ophthalmic indicated that INS365 Ophthalmic did not meet the primary efficacy objectives of the study, but that Inspire would continue to extensively analyze the results, including the higher than expected placebo effect found in the preliminary results.

Skin Care Product Line

         Allergan’s skin care business is currently comprised of three main product lines: tazarotene products in cream and gel formulations marketed under Tazorac® in the United States and Canada and as Zorac® elsewhere; Azelex®, an acne product; and the M.D. Forte® line of alpha hydroxy acid products. Allergan promotes its skin care products primarily in the United States. Allergan will continue to develop, manufacture and market skin care products after completion of the spin-off transaction described above.

         In June 1997, the Company received approval from the FDA to market Tazorac® gel for the treatment of plaque psoriasis and acne. The FDA approved the cream formulation of Tazorac® in October 2000 for the treatment of psoriasis. In September 2001, Allergan received FDA approval to market Tazorac® cream for the topical treatment of acne vulgaris. In July 2001, Allergan entered into a co-promotion agreement for Tazorac® with Procter & Gamble Pharmaceuticals Inc. for the United States. Procter & Gamble Pharmaceuticals will market Tazorac® primarily to the general practitioner market. Allergan will continue to market Tazorac® to dermatologists currently covered by its in-house sales force. Allergan has engaged Pierre Fabre Dermatologie and Bioglan Pharma PLC as its promotion partners for Zorac® in Europe, the Middle East and Africa.

         In June 2001, Allergan filed a NDA with the FDA for a tazarotene cream formulation in the treatment of the signs and symptoms of photodamage, including fine wrinkles and discoloration of skin that can result from sun exposure.

         Azelex® cream is approved for the topical treatment of mild to moderate inflammatory acne vulgaris. Allergan launched Azelex® cream in the U.S. in December 1995.

         The Company also develops and markets glycolic acid-based skin care products. The Company’s M.D. Forte® line of alpha hydroxy acid products are marketed to and dispensed by physicians.

Botox®

         Allergan’s Botox® (Botulinum Toxin Type A) is used in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. Sales of Botox® represented approximately 18%, 15% and 13% of total Company sales in 2001, 2000 and 1999, respectively. The Company markets Botox® in the United States and in 69 other countries. Allergan will continue to develop, manufacture and market Botox® after completion of the spin-off transaction described above.

         The approved indications for Botox® in the United States are for the treatment of blepharospasm (the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness); strabismus (misalignment of the eyes) in people 12 years of age and over; and cervical dystonia in adults (along with the associated pain). Botox® has been approved in Japan for the treatment of blepharospasm, strabismus, and, in 2001, for use in treating cervical dystonia. Outside of the U.S. and Japan, Botox® is also approved for treating hemifacial spasm, blepharospasm, pediatric cerebral palsy, hyperhidrosis (excessive sweating) and upper limb spasticity associated with debilities occurring after a stroke.

         The Company is pursuing new approved indications for Botox®, including brow furrow, headache, back spasm and spasticity.

         In October 2001, Botox® was granted a positive opinion by the European Commission for focal spasticity of the wrist and hand in adult post-stroke patients, an approval from Health Canada for the management of focal spasticity, including the treatment of upper limb spasticity associated with adult post-stroke patients, and was granted approval for hyperhidrosis and brow furrow in New Zealand.

Botox® Cosmetic

         Botox® Cosmetic is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. The first North American approval for Botox® Cosmetic was received in Canada in April 2001, and is anticipated in the United States in the first quarter of 2002. The Canadian approval of Botox® Cosmetic launched the first direct-to-consumer marketing campaign aimed at building the product market. Once approved by the FDA, Allergan intends to launch its advertising campaign for Botox® Cosmetic in the United States in the first quarter of 2002. Aesthetic-oriented physicians will also be offered Allergan-sponsored training to further expand the base of qualified physicians using Botox® Cosmetic. In December 2000, the Company also submitted a variation to its Botox® Marketing Authorization license in France for the treatment of glabellar lines.

Optical Medical Devices

Ophthalmic Surgical Product Line

         Allergan’s ophthalmic surgical business develops, manufactures and markets intraocular lenses (“IOLs”), phacoemulsification equipment, viscoelastics, and other products related to cataract surgery. As part of the spin-off transaction described above, Allergan’s ophthalmic surgical business will be part of AMO.

         The largest segment of the surgical market is for the treatment of cataracts. Cataracts are a condition, usually age related, in which the natural lens of the eye becomes progressively clouded. This clouding obstructs the passage of light and can eventually lead to blindness. Most patients affected by cataracts can be surgically treated by removing the clouded lens and replacing it with an IOL. The Company currently offers a line of products used in the performance of cataract surgery, including silicone monofocal and multi-focal IOLs, an acrylic IOL and PMMA (polymethylmethacrylate) IOLs.

         Sales of all models of the Company’s IOLs represented approximately 10% of total Company sales in 2001 and 11% of total Company sales in each of 2000 and 1999. Foldable IOLs marketed by Allergan for small incision cataract surgery include the Array® multifocal silicone IOL; its line of monofocal silicone IOLs (PhacoflexII®SI-30NB®, SI-40NB®, and PhacoflexII®SI-55NB®); and the Sensar® acrylic IOL, which was introduced in Europe in 1998, was approved for marketing in the United States in February 2000 and in Japan in April 2001. ClariFlex®, Allergan’s third-generation silicone IOL, was launched in Europe in May 2001, and in the United States in November 2001. In January 2002, ClariFlex® was approved in Japan. Along with foldable IOLs, the Company also markets a series of insertion systems for each of its foldable lens models, referred to as The UnFolder® implantation systems. The systems assist the surgeon in achieving controlled release of the IOL in incisions as small as 2.8 mm.

         Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the natural lens into small fragments that can then be removed. Allergan currently markets the Prestige®, AMO®Diplomax® and SovereignTM phacoemulsification systems. Allergan also markets AMO®Vitrax®, a viscoelastic used to maintain the anterior chamber and protect endothelial cells during cataract surgery. In 1998, the Company became a distributor of BioLon® viscoelastic in the United States under an agreement with Akorn, Inc. The Company has partnered with Allegiance Healthcare Corporation to provide custom surgical procedure packs to its U.S. and European customers.

         Allergan competes in the refractive surgery market with the AmadeusTM microkeratome. Surgeons use microkeratomes in LASIK procedures to cut a flap of corneal tissue that is folded back during the laser procedure and then folded back to its original position. Allergan is the exclusive worldwide distributor of the AmadeusTM microkeratome and SurePass® microkeratome blades, which are manufactured by SIS AG, Surgical Instrument Systems in Switzerland. Allergan also has a co-marketing agreement with VISX Incorporated, which sells excimer laser systems for vision correction.

Contact Lens Care Product Line

         The Company has been active in the contact lens care market since 1960. On a worldwide basis, it develops, manufactures and markets a broad range of products for use with every available type of contact lens. These products include disinfecting solutions to destroy harmful micro-organisms in and on the surface of contact lenses; daily cleaners to remove undesirable film and deposits from contact lenses; enzymatic cleaners to remove protein deposits from contact lenses; and lens rewetting drops to provide added wearing comfort. As part of the spin-off transaction described above, Allergan’s contact lens care business will be part of AMO.

         In the area of disinfecting products for soft contact lenses, the Company offers products that can be used in both the hydrogen peroxide and convenient chemical systems. Allergan’s leading hydrogen peroxide system products are the Oxysept 1Step®/UltraCare® hydrogen peroxide neutralizer/disinfection system, with a color indicator which turns the solution pink to indicate the disinfectant tablet has dissolved. Complete® brand Multi-Purpose Solution is the Company’s convenient, cold-chemical one-bottle disinfection system for soft contact lenses. The Company currently markets Complete® brand Multi-Purpose Solution worldwide, including Japan as of 1999. Complete® brand ComfortPLUSTM Multi-Purpose Solution, the Company’s latest product upgrade, contains a proprietary comfort formulation for longer, more comfortable contact lens wear. In February 2001, Complete® brand Multi-Purpose Solution was approved in the U.S. for cleaning frequent-replacement (30 days or less) soft contact lenses without having to rub them. In February 2002, Complete® brand Multi-Purpose Solution was approved in the U.S. for cleaning all soft contact lenses without having to rub them.

         In November 1995, the Company acquired the worldwide contact lens care business of Pilkington Barnes Hind. Included in the acquisition was the Consept F® Cleaning and Disinfecting System, the first approved non-heat disinfection system for soft contact lenses in Japan. This acquisition significantly increased the Company’s contact lens care product business in Japan. In April 2001, Japanese regulatory authorities also approved the Consept One Step® contact lens care system.

         The Company’s contact lens care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment and by daily disposable lenses. Cheaper cold-chemical one-bottle disinfection systems have gained popularity among soft contact lens wearers instead of peroxide-based lens care products which have historically been Allergan’s strongest family of lens care products. The Company’s primary strategy is to focus its sales and marketing resources on aggressive growth of Complete® brand Multi-Purpose Solution. Also, the growing use and acceptance of daily contact lenses, along with the other factors above, could have the effect of reducing demand for lens care products generally.

Employee Relations

         At December 31, 2001, the Company employed approximately 6,436 persons throughout the world, including 2,633 in the United States. None of the Company’s U.S.-based employees are represented by unions. The Company considers that its relations with its employees are, in general, very good.

International Operations

         Allergan’s international sales have represented approximately 44.6%, 48.3% and 51.9% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. The Company’s products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

Sales and Marketing

         Allergan maintains a global marketing team, as well as regional sales and marketing organizations. Allergan’s sales efforts and promotional activities are primarily aimed at eye care professionals, as well as neurologists and dermatologists, who use, prescribe and recommend its products. In addition, Allergan advertises in professional journals and has an extensive direct mail program of descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. The Company has also developed training modules and seminars to update physicians regarding evolving technology. Allergan has also utilized direct-to-consumer advertising of its contact lens care products, Refresh® products and Array® multifocal silicone IOL.

         The Company’s products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including neurologists, dermatologists and plastic surgeons. At December 31, 2001, the Company employed approximately 1,700 sales representatives throughout the world. The Company also utilizes distributors for its products in the smaller international markets.

Research and Development

         The Company’s global research and development efforts focus on eye care, skin care and neuromuscular products that are safe, effective, convenient and have an economic benefit. The Company’s own research and development activities are supplemented by a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations, joint ventures and acquisition efforts, including the establishment of research relationships with academic institutions and individual researchers.

         At December 31, 2001, there were, in the aggregate, approximately 1,100 people involved in the Company’s research and development efforts. The Company’s research and development expenditures for 2001, 2000 and 1999 were $256.5 million, $195.6 million and $168.4 million, respectively, including amounts spent by the Company in conjunction with the acquisition of Allergan Specialty Therapeutics, Inc., which is described below.

         Research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy, anti-infective pharmaceuticals for eye care and back-of-the-eye disorders, including macular degeneration. Below is a summary of major research and development projects in the ophthalmic pharmaceutical segment:

•	In its glaucoma research, the Company is pursuing two approaches. The first is to improve upon agents for lowering IOP, and the second is to develop drugs that directly protect the optic nerve.

•	In the retinal disease area, Allergan is continuing programs to treat age-related macular degeneration.

•	Allergan continues to pursue ocular allergy, anti-inflammatory and anti-infective products.

         Research and development activities for the surgical business concentrate on improved cataract surgical systems, implantation instruments and methods, and new IOL materials and designs.

         For the skin care business, Allergan’s research and development team is working on expanded indications and formulations for tazarotene. The team is also working on an anti-acne approach based on enzyme inhibitors.

         Research and development efforts for neuromuscular disorders focus on expanding the uses for Botox® (Botulinum Toxin Type A) to include treatment for spasticity, headache, lower back pain, brow furrow and hyperhidrosis. Allergan is also pursuing new toxin based products.

         Research and development in the contact lens care business is aimed at systems that are effective and more convenient for patients to use, and thus lead to a higher rate of compliance with recommended lens care procedures. Improved compliance can enhance safety and extend the time a patient will be a contact lens wearer.

         Allergan is also working to leverage its technologies in therapeutic areas outside of its current specialties, such as the use of its receptor-selective retinoid technology in therapeutic areas such as cancer, diabetes, dyslipidermia and bone disease and alpha agonists in the treatment of neuropathic pain.

         In 1997, the Company formed a new subsidiary, Allergan Specialty Therapeutics, Inc. (“ASTI”), to conduct research and development of potential pharmaceutical products based on the Company’s retinoid and neuroprotective technologies. In March 1998, the Company distributed all ASTI Class A Common Stock to the Company’s stockholders, who received one share of ASTI Class A Common Stock for each 20 shares of Allergan common stock held as of the record date.

         In April 2001, the Company exercised its option under the terms of ASTI’s Restated Certificate of Incorporation to repurchase all of the outstanding shares of ASTI Class A Common Stock at a price of $21.70 per share, for an aggregate purchase price of $71.0 million. Please refer to ASTI’s Restated Certificate of Incorporation (which has been filed previously with the U.S. Securities and Exchange Commission) and to ASTI’s Annual Report on Form 10-K for the year ended December 31, 2000, for more information on Allergan’s repurchase option. During the second quarter of 2001, Allergan incurred a $40 million one-time charge related to in-process research and development and capitalized the value of core technology on its balance sheet. In addition, Allergan’s consolidated financial statements for fiscal year 2001 include the assets, liabilities and results of operations of ASTI from the date of purchase.

         Allergan established a plan to fully fund most of the former ASTI technology programs (which technologies are more fully described in ASTI’s Form 10-K for the year ended December 31, 2000). The continuing programs are being funded either through the use of partnering arrangements, third party research and development organizations, or directly by Allergan.

         The Company has also entered into a series of agreements to further its research and development efforts:

         In January 2002, the Company entered into an exclusive License Agreement with EntreMed, Inc. for the use of up to two non-peptide angiostatic compounds in the treatment and prevention of diseases and conditions of the eye, such as macular degeneration, by local delivery of an inhibitor of angiogenesis, which includes PanzemTM, described below.

         In January 2002, the Company announced an an agreement with Ophtec BV and Ophtec USA, Inc., a Netherlands-based medical device manufacturer, under which the Company will seek to introduce a new IOL based on lens technology developed by Ophtec, once regulatory approval is received. In connection with the spin-off transaction described above, this agreement will be assigned by the Company to AMO. AMO will market this new brand of IOL exclusively in the U.S., Canada, Mexico and Japan. In the European region and the rest of the world, Ophtec will continue to distribute its product and AMO will market and sell its own brand.

         In May 2001, Allergan and Oculex Pharmaceuticals, Inc. entered into a license and research collaboration agreement to discover, develop and commercialize compounds for ophthalmic use, based upon Oculex’s proprietary biodegradable and reservoir drug delivery technologies. In January 2002, the Company and

Oculex entered into an agreement for the development and manufacture of a new drug product that contains PanzemTM, a compound licensed to Allergan by EntreMed, Inc., for the treatment of age-related macular degeneration.

         In April 2001, the Company entered into agreements with Bardeen Sciences Company, LLC (“BSC”) pursuant to which the Company transferred to BSC a portfolio of compounds and projects, agreed to perform research and development on the portfolio in exchange for a fee from BSC, acquired certain commercialization rights to the portfolio, and acquired an option to acquire, under certain circumstances, all of the outstanding equity of BSC. See Note 6, “Bardeen Sciences Company, LLC,” in the Notes to Consolidated Financial Statements.

         In December 2000, Allergan obtained a license from Photochemical Co., Ltd., of Japan to develop and commercialize ATX-S10, an early stage compound used for photodynamic therapy to treat age-related macular degeneration, the leading cause of blindness in people over the age of 50.

         In December 2000, the Company and Aurora Biosciences Corporation announced a collaboration to develop functional cell-based assays for several key G protein-coupled receptor targets, and to screen those targets to identify lead drug candidates.

         The continuing introduction of new products supplied by the Company’s research and development efforts and in-licensing opportunities is critical to the success of the Company. There are intrinsic uncertainties associated with the research and development efforts and the regulatory process. There is no assurance that any of the research projects or pending drug marketing approval applications will result in new products that the Company can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse impact on the future operations of the Company.

Competition

         Allergan faces strong competition in all of its markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those manufactured by Allergan. Major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Chiron Vision and Storz Ophthalmics, Novartis Ophthalmics, Merck & Co., Inc. and Pharmacia Ophthalmics. These competitors have equivalent or, in most cases, greater resources than Allergan. The Company’s skin care business competes against a number of companies, including among others Dermik, a division of Aventis, Galderma, a joint venture between Nestlé and L’Oreal, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., which all have greater resources than Allergan. In the market for neurotoxins, the Company has two competitors: Beaufour Ipsen, which sells in Europe, Latin America, Asia and New Zealand, and Elan Corporation, PLC, which sells in the United States and Europe. In marketing its products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, the Company competes primarily on the basis of product technology, value-added services and price. The Company believes that it competes favorably in its product markets.

Government Regulation

         Drugs, biologics and medical devices, including IOLs and contact lens care products, are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Government regulation of most of the Company’s products generally requires extensive testing of new products and filing applications for approval by the FDA prior to sale in the United States and by foreign health agencies prior to sale as well. The FDA and foreign health agencies review these applications and determine whether the product is safe and effective. The process of developing data to support a premarket application and governmental review is costly and takes many years to complete.

         In general, manufacturers of drugs, medical devices and biologicals are operating in a rigorous regulatory environment. The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the U.S., which are faced with significant pressure to lower health care costs.

         Internationally, the regulation of drugs and medical devices is also complex. In Europe, the Company’s products are subject to extensive regulatory requirements. As in the U.S., the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities. The European Union (“EU”) procedures for the authorization of medicinal products are currently being reviewed by the European Commission and proposals for improving the efficiency of operation of both the mutual recognition and centralized procedure are expected later this year. Additionally, new rules have been introduced or are under discussion in several areas such as the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the U.S., reimbursement pricing is typically regulated by government agencies.

         The EU regulatory regime for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to this EU legislation regulate the Company’s IOLs and contact lens care products under the medical devices regulatory system rather than the more extensive system for medicinal products under which they were formerly regulated. The EU medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing CE marking. The manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.

         In Japan, where the Company currently sells surgical products, consumer eye care products and Botox®, the regulatory process is equally complex. Premarketing approval and clinical studies are required, as is governmental pricing approval for medical devices and pharmaceuticals. The regulatory regime for pharmaceuticals in Japan has historically been so lengthy and costly that it has been cost prohibitive for Allergan, primarily because Japan required the repetition of all relevant clinical studies in Japan. In the future, the process in Japan may become more financially attractive as Japan is in the process of implementing changes to comply with the International Conference on Harmonization, an agreement among Japan, the U.S. and the EU to facilitate the registration of drugs utilizing data collected outside of the country. The timeline for completion of these changes and the rules during this period of transition are not certain and in this period registration of pharmaceutical products will remain unpredictable; however, the opportunity to realize value in Japan from Allergan’s newly developed products in Japan may increase as the environment in Japan moves closer to that of the EU and U.S.

         In the U.S., a significant percentage of the patients who receive the Company’s IOLs are covered by the federal Medicare program. When a cataract extraction with IOL implantation is performed in an ambulatory surgery center (“ASC”), Medicare provides the ASC with a fixed facility fee which includes a recommended $150 allowance to cover the cost of the IOL. The reimbursement rate for Array® multifocal IOLs implanted in ASCs until May 2005 is $200 after HCFA awarded “new technology IOL” status to the Array® multifocal IOL in 2000. When the procedure is performed in a hospital outpatient department, the hospital’s reimbursement is determined using a complex formula that blends the hospital’s costs with the $150 allowance paid to ASCs for IOLs that are not “new technology IOLs.” For the Array® multifocal IOL, Medicare reimburses the hospital based on the actual acquisition cost of the IOL by the hospital.

         Proposals to amend Medicare coverage to include pharmaceuticals are currently in debate in the U.S. Such coverage could impose price controls on the Company’s products. If implemented, price controls could materially and adversely affect the Company’s revenues and financial condition.

         The Company cannot predict the likelihood or pace of any significant regulatory or legislative action in these areas, nor can it predict whether or in what form health care legislation being formulated by various governments will be passed. Medicare reimbursement rates are subject to change at any time. The Company also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, the Company believes that such legislative activity will likely continue, and the adoption of such measures can be expected to have some impact on the Company’s business.

Patents, Trademarks and Licenses

         Allergan owns, or is licensed under, numerous patents relating to its products, product uses and manufacturing processes. It has numerous patents issued in the United States and corresponding foreign patents issued in many of the major countries in which it does business. Allergan believes that its patents and licenses are important to its business, but that with the exception of those relating to Alphagan® and Lumigan®, no one patent or license is currently of material importance in relation to its overall sales. Allergan markets its products under various trademarks and considers these trademarks to be valuable because of their contribution to the market identification of the various products. See Item 3, “Legal Proceedings,” on page 13.

Environmental Matters

         The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations in each country where the Company has a business presence. Although Allergan continues to make capital expenditures for environmental protection, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company’s capital expenditures, earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse impact on the Company’s financial position. There can be no assurance, however, that environmental problems relating to properties owned or operated by the Company will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures on the part of the Company. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Certain Factors and Trends Affecting Allergan and Its Businesses

         Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures that use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below.

•	The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger companies can spread their research and development costs over much broader revenue bases than Allergan and can influence customer and distributor buying decisions.

•	Until December 2000, the Company was the only manufacturer of an FDA-approved neurotoxin. Another company has now received FDA approval of a neurotoxin. The Company’s sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain approval to market a neurotoxin.

•	The manufacturing process to create bulk toxin raw material necessary to produce Botox® is technically complicated. Any failure of the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

•	The Company’s contact lens care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of vision impairment. Cheaper cold-chemical one-bottle disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products which historically have been Allergan’s strongest family of lens care products. The Company’s primary strategy is to focus its sales and marketing resources on aggressive growth of Complete® brand Multi-Purpose Solution. The growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its contact lens care business, no assurance can be given in this regard.

•	The Company has in the past been, and continues to be, subject to product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims or product recalls or corrections.

•	Sales of the Company’s surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations.

•	A continuing political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to force pharmaceutical makers to discount their products in such states. If these measures become law, and if these measures impose price controls on the Company’s products or otherwise drive down the Company’s pharmaceutical prices, the Company’s revenues and financial condition are likely to be materially and adversely affected.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company’s operating results. The Company can provide no assurance that future exchange rate movements will not have a material adverse effect on the Company’s sales, gross profit or operating expenses.

•	The Company’s business is also subject to other risks generally associated with doing business abroad, such as political unrest and changing economic conditions with countries where the Company’s products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

•	Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan’s future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide assurances that its products will not infringe patents held by third parties. In such event, licenses from such third parties may not be available or may not be available on commercially attractive terms. Please see Item 3 on page 13 for information on current patent litigation.

•	The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decline as a result of this potential excess buying.

•	Future performance of the Company will be affected by the introduction of new products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for current products such as Botox®. The Company has allocated significant resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of the products and indications cannot be assured.

•	The Company anticipates that the separation of the Company’s pharmaceutical and optical medical device businesses into two independent companies through a spin-off distribution of the Company’s ophthalmic surgical and contact lens care businesses will occur at mid-year 2002. The Company cannot assure the success of the spin-off transaction, its costs or the effects it will have on the Company, its businesses, properties, employees and operations.

•	There are intrinsic uncertainties associated with research and development efforts and the regulatory process, both of which are discussed in greater details in the “Research and Development” and the “Government Regulation” sections of this report on Form 10-K, which are incorporated herein by reference.

Item 2. Properties

         Allergan’s operations are conducted in owned and leased facilities located throughout the world. The Company believes its present facilities are adequate for its current needs. Its headquarters and primary administrative and research facilities are located in Irvine, California. The Company has three additional facilities in California, two for raw material support (one leased and one owned) and one leased administrative facility. The Company owns one facility in Texas for manufacturing and warehousing, and the Company leases one facility in Puerto Rico for manufacturing and warehousing.

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

         On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the glaucoma drug Lumigan®, the Company filed a declaratory relief lawsuit against Pharmacia (and related entities) in the United States District Court for the District of Delaware. In the lawsuit, the Company asked the court to issue a ruling that Lumigan® does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan’s allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim in reply against Columbia. Trial is currently scheduled to begin on October 21, 2002. See “Certain Factors and Trends Affecting Allergan and its Businesses” for further information about the risks and uncertainties associated with patents.

         On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in United States District Court in Massachusetts. The lawsuit contends that 29 pharmaceutical companies, including Allergan, violated the Sherman Antitrust Act, as well as the Racketeering Influenced and Corrupt Organization Act (RICO), by manipulating the average wholesale price of pharmaceuticals, selling drugs to health care providers at a price substantially less than the price health care providers charged Medicare beneficiaries and encouraging health care providers to claim Medicare reimbursement for free samples.

         On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex Corp. had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of Acular®, Allergan, along with Syntex, the holder of the patent, filed a patent infringement lawsuit against Apotex, Inc., Apotex Corp. and Novex Pharma in the Northern District of California. In addition, Allergan has filed a lawsuit in Canada against Apotex similarly relating to a generic version of Acular® in Canada. In the complaint, Allergan and Syntex asked the Court to find that the Acular® patent at issue is valid and infringed by the drug product sought to be approved in the Apotex ANDA.

         On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, Allergan filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, Allergan asked the Court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs.

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

Item I-A. Executive Officers of Allergan, Inc.

         The executive officers of the Company and their ages as of March 1, 2002 are as follows:

David E.I. Pyott	48	Chairman of the Board, President and Chief Executive Officer

F. Michael Ball	46	Corporate Vice President and President, North America Region and Global Eye Rx Business

Eric K. Brandt	39	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

David A. Fellows	45	Corporate Vice President and President, Europe, Africa, Asia Pacific Region

James M. Hindman, CPA	41	Senior Vice President and Controller (Principal Accounting Officer)

Douglas S. Ingram, Esq.	39	Corporate Vice President, General Counsel and Secretary

Lester J. Kaplan, Ph.D.	51	Corporate Vice President and President, Research and Development and Global BOTOX®

George M. Lasezkay, Pharm.D., J.D.	50	Corporate Vice President, Corporate Development

Nelson R. A. Marques	50	Corporate Vice President and President, Latin America Region

James V. Mazzo	44	Corporate Vice President and President, Surgical and CLCP Businesses

Jacqueline Schiavo	53	Corporate Vice President, Worldwide Operations

         Officers are appointed by and hold office at the pleasure of the Board of Directors.

         Mr. Pyott was appointed Chairman of the Board in April 2001, and has been the Company’s President and Chief Executive Officer since January 1998. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG from 1995 until December 1997. From 1992 to 1995 Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota and General Manager of Sandoz Nutrition, Barcelona, Spain from 1990 to 1992. Prior to that Mr. Pyott held various positions within Sandoz Nutrition group from 1980.

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

         Mr. Brandt has been Corporate Vice President and Chief Financial Officer since May 1999 and from January 2001 to January 2002 he also assumed the duties of President, Global Consumer Eye Care Business. Prior to joining the Company, Mr. Brandt held various positions with the Boston Consulting Group (“BCG”) from 1989, culminating in Vice President and Partner, and a senior member of the BCG Health Care practice. While at BCG, Mr. Brandt was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. Mr. Brandt joined the Company in 1999.

         Mr. Fellows has been Corporate Vice President and President of the Asia Pacific Region since June 1997 and in January 2002 he assumed the new title of President, Europe, Africa, Asia Pacific Region. Previously he was Senior Vice President, U.S. Eye Care Marketing since June 1996. From 1993 to 1996, he was Senior Vice President, Therapeutics Strategic Marketing, and from 1991 until 1993, he was Vice President, Pharmaceuticals Strategic Marketing. Mr. Fellows joined the Company in 1980.

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

         Mr. Ingram has been Corporate Vice President, General Counsel and Secretary, as well as the Company’s Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel of the Company since January 2001, and its Assistant Secretary since November 1998. Prior to that, Mr. Ingram was the Company’s Associate General Counsel from August 1998, its Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined the Company. Prior to joining the Company, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher.

         Dr. Kaplan has been Corporate Vice President and President, Research and Development and Global BOTOX® since May 1998 and had been Corporate Vice President, Science and Technology since July 1996. From 1992 until 1996, he was Corporate Vice President, Research and Development. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined the Company in 1983.

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

         Mr. Mazzo has been Corporate Vice President and President, Surgical and CLCP Businesses since January 2002. Prior to that he had been Corporate Vice President and President, Europe/Africa/Middle East Region since April 1998, and since January 2001 had served as President, Global Surgical Business. From May 1998 to January 2001 Mr. Mazzo was also the President of Global Lens Care Products. He had been Senior Vice President Eyecare/Rx Sales and Marketing, U.S. since June 1997 during which time he served as acting President Europe/Africa/Middle East Region from October – December 1997. Prior to that, he served 11 years in a variety of positions at the Company, including Director, Marketing (Canada), Vice President and Managing Director (Italy) and Senior Vice President Northern Europe. Mr. Mazzo first joined the Company in 1980. Mr. Mazzo has been appointed by the Advanced Medical Optics, Inc. Board of Directors to serve as the President and Chief Executive Officer of Advanced Medical Optics, Inc.

         Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms. Schiavo first joined the Company in 1980.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

         The following table shows the quarterly price range of the Common Stock and the cash dividends declared per share during the periods listed.

	2001			2000

Calendar
Quarter	Low	High	Div.	Low	High	Div.

First	$59.00	$99.38	$0.09	$44.50	$63.94	$.08

Second	71.13	93.30	0.09	49.88	78.75	.08

Third	60.00	86.25	0.09	64.75	90.31	.08

Fourth	64.26	78.10	0.09	67.13	101.13	.08

         Allergan Common Stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”

         The approximate number of stockholders of record was 7,500 as of January 31, 2002.

         On January 18, 2002, the Board declared a cash dividend of $0.09 per share, payable March 14, 2002 to stockholders of record on February 15, 2002. See Note 9 of Notes to Consolidated Financial Statements relative to restrictions on dividend payments.

Item 6. Selected Financial Data

	Year Ended December 31,
(in millions, except per share data)	2001	2000	1999	1998	1997

Summary of Operations
Product net sales	$1,685.2	$1,562.6	$1,406.2	$1,261.7	$1,138.0

Research service revenues, primarily from a related party (through April 16, 2001)	60.3	62.9	46.2	34.4	11.0

Operating costs and expenses:

Cost of product sales	410.2	429.1	406.4	407.0	399.3

Cost of research services	56.1	59.4	43.3	32.1	10.4

Selling, general and administrative	704.0	650.1	587.9	525.2	459.1

Technology fees from related party	(0.7)	(3.1)	(6.1)	(11.2)	—

Research and development	256.5	195.6	168.4	125.4	131.2

Restructuring charge (reversal)	(1.7)	(2.0)	(9.6)	74.8	—

Asset write-offs (reversal)	—	—	(1.4)	58.5	—

Contribution to Allergan Specialty Therapeutics, Inc.	—	—	—	171.4	—

Operating income (loss)	321.1	296.4	263.5	(87.1)	149.0

Non-operating income	15.3	7.4	5.5	29.4	8.1

Earnings (loss) before income taxes and minority interest	336.4	303.8	269.0	(57.7)	157.1

Net earnings (loss)	224.9	215.1	188.2	(90.2)	128.3

Basic earnings (loss) per common share	1.71	1.65	1.42	(0.69)	0.98

Diluted earnings (loss) per common share	1.68	1.61	1.39	(0.69)	0.97

Cash dividends per share	0.36	0.32	0.28	0.26	0.26

Financial Position

Current assets	$1,325.3	$1,326.3	$697.5	$661.2	$636.4

Working capital	835.3	893.8	277.6	292.7	273.1

Total assets	2,046.2	1,971.0	1,339.1	1,334.4	1,398.9

Long-term debt	520.6	584.7	208.8	201.1	142.5

Total stockholders’ equity	977.4	873.8	634.5	696.0	841.4

         The earnings per share data in years prior to 1999 has been restated to reflect the two for one stock split in December 1999 (see Note 3 of Notes to Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three-Year Period Ended December 31, 2001

         This financial review presents the operating results for Allergan, Inc. for each of the three years in the period ended December 31, 2001, and its financial condition at December 31, 2001. This review should be read in connection with the information presented in the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements.

         Allergan, Inc. (the “Company”), headquartered in Irvine, California, is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets as well as ophthalmic surgical devices and contact lens care solutions.

         Incorporated in 1948, the Company employs approximately 6,400 professionals around the world. The Company is a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, cataracts, dry eye, psoriasis, acne, photodamage, movement disorders, metabolic disease, and various types of cancer. With 2001 sales in excess of $1.6 billion, the Company is an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries around the world.

         The Company operates in four regions: North America, Latin America, Europe and Asia Pacific. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

         In each region, the Company markets products in two product lines: Specialty Pharmaceuticals and Optical Medical Devices. The Specialty Pharmaceutical line produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over the counter dermatological products; and Botox® (Botulinum toxin type A) for therapeutic neuromuscular disorders and related pain as well as cosmetic facial aesthetics. The Optical Medical Devices product line consists of the Ophthalmic Surgical and Contact Lens Care businesses. The Ophthalmic Surgical line produces intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract surgery. The Contact Lens Care line produces cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments.

         In 2001, 2000 and 1999, the Company has participated in the following research and development and marketing collaboration activities:

         In December 2001, the Company entered into a global licensing agreement with Laboratoires Thea S.A. for the use of the ABAKTM device, a multi-dose system for the delivery of preservative-free eye drops.

         In July 2001, the Company entered into an agreement with Procter and Gamble Pharmaceuticals, Inc., for the co-promotion of Tazorac® (tazarotene cream and gel 0.05% and 0.1%) to the general practitioner market in the United States.

         In June 2001, the Company entered into a collaboration agreement with Inspire Pharmaceuticals, Inc. for the right to develop and commercialize INS365 Ophthalmic, a compound for the treatment of dry eye.

         In May 2001, the Company entered into a license and collaboration agreement with Oculex Pharmaceuticals, Inc. for the right to develop and commercialize various compounds for the treatment of serious conditions affecting the retina and back of eye based on Oculex’s proprietary biodegradable and reservoir drug delivery technologies.

         In April 2001, the Company entered into agreements with Bardeen Sciences Company, LLC (BSC) pursuant to which the Company transferred to BSC a portfolio of compounds and projects, agreed to perform research and development on the portfolio in exchange for a fee from BSC, acquired certain commercialization rights to the portfolio, and acquired an option to acquire, under certain circumstances, all of the outstanding equity of BSC. The agreements are described more fully in Note 6 to the Consolidated Financial Statements.

         In February 2001, the Company expanded to include global rights, its multi-year distribution agreement with Surgical Instrument Systems AG (SIS), to commercialize the AmadeusTM microkeratome.

         In December 2000, the Company entered into a license agreement with Photochemical Co., Ltd., for the right to develop and commercialize ATX-S10, a compound used for photodynamic therapy of age-related macular degeneration.

         In December 2000, the Company entered into a collaboration agreement with Aurora Biosciences Corporation, focused on ion channel drug discovery for ophthalmic indications.

         In August 2000, the Company entered into a license agreement with Kyorin Pharmaceuticals for the development and commercialization of gatifloxacin for the treatment of ocular infections in all territories except Japan, Korea, China, and Taiwan.

         In August 2000, the Company entered into a Strategic Partnership Agreement with Allegiance, a subsidiary of Cardinal Health, to co-market Custom Surgical Procedure Packs in Europe, Africa, and the Middle East ophthalmic surgery markets.

         In July 2000, the Company entered into a strategic global alliance with Vistakon, a division of Johnson & Johnson, that includes research, educational, marketing, and co-detailing initiatives worldwide. The Company gave a six-month notice of termination in January 2002; however many local agreements will continue.

         In May 2000, the Company entered into an exclusive, multi-year distribution agreement with Surgical Instrument Systems AG (SIS), to commercialize the AmadeusTM microkeratome in both North America and Latin America.

         In May 2000, the Company entered into a marketing alliance with VISX Incorporated to co-market Allergan Surgical products and VISX diagnostic and treatment equipment in the U.S.

         In May 2000, the Company entered into a license and multi-year research collaboration agreement with the Center for Applied Microbiology and Research (CAMR) to accelerate the commercial availability of CAMR’s novel neurotoxin-based technology that targets the treatment of acute and chronic pain conditions.

         In March 2000, the Company entered into a collaboration agreement with ISTA Pharmaceuticals, in which it will commercialize Vitrase, a drug used for the treatment of severe vitreous hemorrhage, in all markets except Mexico and Japan.

         In February 2000, the Company entered into a multi-year, multi-product segment alliance agreement with Dura Pharmaceuticals to commercialize selected Allergan products in the U.S. primary care and respiratory segments. This alliance agreement terminated in August 2001.

         In December 1999, the Company acquired an exclusive license to a patented use of neurotoxins like Botox® in specific medical applications.

         In December 1999, the Company entered into a license agreement with Boehringer Ingelheim granting the Company the right to develop and commercialize epinastine for the treatment of ocular allergies.

         In November 1999, the Company entered into an agreement with 3M Pharmaceuticals, a division of Minnesota Mining and Manufacturing Company, to co-promote Allergan’s proprietary acne product, Tazorac®, in the U.S. dermatology market. This agreement terminated in June 2001.

         In October 1999, the Company entered into a three-year agreement with ChemRx Advanced Technologies, Inc. to provide the Company with a diverse compound screening library.

         In September 1999, the Company entered into a multi-year agreement with McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson, to commercialize Allergan’s proprietary anti-infective, Ocuflox® (ofloxacin ophthalmic solution) 0.3%, in the U.S. pediatric and selected general practitioner markets. This agreement terminated in December 2001.

         In July 1999, the Company entered into a license and research collaboration agreement with ACADIA Pharmaceuticals to discover, develop and commercialize compounds for glaucoma, based on ACADIA’s proprietary receptor-selective muscarinic lead compounds.

         In June 1999, the Company obtained an exclusive license from XOMA Ltd. to use recombinant BPI in combination with other anti-infectives to treat ophthalmic infections. This license agreement terminated in February 2001.

         In April 1999, the Company entered into a long-term marketing, sales and development partnership with Bioglan Pharma Plc to commercialize Zorac® (tazarotene gel 0.05% and 0.1%) in the United Kingdom, Ireland, Denmark, Sweden, Finland, and other international markets, including certain countries in the Middle East and Africa.

         In February 1999, the Company entered into a long-term marketing, sales and development partnership with Pierre Fabre Dermatologie to commercialize Zorac® in continental Europe and nearby territories.

Subsequent Event – Discontinued Operations

         On January 22, 2002, the Company announced its intention to separate the Specialty Pharmaceutical and the Ophthalmic Surgical and Contact Lens Care product lines into two separate companies. The Company, subject to certain conditions, intends to launch a new company (which has been named Advanced Medical Optics, Inc.) by spinning off the Ophthalmic Surgical and Contact Lens Care businesses to its stockholders by means of a tax-free dividend. The Ophthalmic Surgical business includes intraocular lenses, phacoemulsification equipment, viscoelastics, and other refractive surgical products. The Contact Lens Care product line consists of disinfecting solutions, daily cleaners, enzymatic cleaners and lens rewetting drops. The spin-off is expected to be completed by July 1, 2002 and Advanced Medical Optics, Inc. (AMO) is expected to raise $275 million in debt financing at or before the time of the spin-off, the net proceeds of which will be used to pay-off certain existing debt with any remaining balance remitted to the Company in connection with the distribution. The Company and AMO expect to incur estimated expenses of $150 million to $200 million in connection with costs associated with the spin-off. Additionally, management has estimated that approximately $50 million to $60 million of additional annual costs will be incurred by AMO and approximately $15 million to $20 million of additional net costs will be incurred by the Company associated with dissynergies, contract manufacturing arrangements and changes in cost and debt capital structure as a result of the separation of the companies. See Note 2 to the Consolidated Financial Statements for certain AMO financial information as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001.

Results Of Operations

Net Sales

         The following table sets forth, for the periods indicated, net sales by major product line.

	Year Ended December 31,
(in millions)	2001	2000	1999

Specialty Pharmaceuticals:

Eye Care Pharmaceuticals	$745.8	$675.3	$571.2

Skin Care	78.9	68.7	76.6

Botox®	309.5	239.5	175.8

Total	1,134.2	983.5	823.6

Optical Medical Devices:

Ophthalmic Surgical	253.9	250.4	222.9

Contact Lens Care	297.1	328.7	359.7

Total	551.0	579.1	582.6

Total Product Net Sales	$1,685.2	$1,562.6	$1,406.2

Domestic	55.4%	51.7%	48.1%

International	44.6%	48.3%	51.9%

         Net sales for 2001 were $1.685 billion, which was an increase of $122.6 million or 8% over 2000. Foreign currency fluctuations in 2001 decreased sales by $57.2 million or 4% as compared to average rates in effect in 2000. At constant currency rates, sales increased by $179.8 million or 12% over 2000.

         Net sales increased in 2001 compared to 2000 primarily as a result of increases in sales in three product lines, partially offset by a decrease in sales of Contact Lens Care products. Eye Care Pharmaceutical sales increased by $70.5 million, or 10%; sales of Botox® Purified Neurotoxin Complex increased by $70.0 million, or

29%; and Skin Care sales increased by $10.2 million, or 15% in 2001. Eye Care Pharmaceutical sales increased primarily as a result of the launch of the Company’s new glaucoma drug, Lumigan® (bimatoprost ophthalmic solution 0.03%) in the first quarter, the launch of Alphagan® P (brimonidine tartrate ophthalmic solution 0.15%) ophthalmic solution for glaucoma in the third quarter, and the growth in sales of the anti-infective Ocuflox®. Eye Care Pharmaceutical sales increased by 20% in the United States and 4% at constant currency rates in international markets in 2001 compared to 2000. Eye Care Pharmaceutical sales in international markets decreased due to adverse currency fluctuations by $20.3 million, or 7%, primarily as a result of the decline in the value of the euro and the Brazilian real compared to the dollar. Botox® sales increased as a result of strong growth in both the United States and international markets. Allergan believes its worldwide market share is over 80% for medical neurotoxins including Botox®. Although the market for neurotoxins continues to expand, the rate of growth of Botox® was slightly impacted by the introduction of a competing toxin in 2001. Skin Care sales increased primarily as a result of strong sales of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne. Contact Lens Care sales decreased by $31.6 million, or 10% from 2000 to 2001. Contact Lens Care sales in the United States decreased 13% between 2000 and 2001 primarily due to a decrease in sales of private-label cold-chemical one-bottle disinfection systems, peroxide-based disinfection systems, and ancillary products. International Contact Lens Care sales decreased 9%. Currency fluctuations had a negative impact on international sales of $17.3 million, or 7%, attributable to the weakening Japanese yen and euro vs. the dollar. At constant currency rates, international Contact Lens Care sales decreased $4.3 million, or 2%, primarily attributable to the decrease in sales of peroxide-based disinfection and ancillary products partially offset by an increase in sales of the Company’s one-bottle cold-chemical disinfection system, Complete®.

         Net sales for 2000 were $1.563 billion, which was an increase of $156.4 million or 11% over 1999. Foreign currency fluctuations in 2000 decreased sales by $42.6 million or 3% as compared to average exchange rates in effect in 1999. At constant currency rates, sales increased by $199.0 million or 14% over 1999.

         Net sales increased in 2000 compared to 1999 primarily as a result of increases in sales in three product lines, partially offset by a decrease in sales of Contact Lens Care products. Eye Care Pharmaceutical sales increased by $104.1 million, or 18%; sales of Botox® increased by $63.7 million, or 36%; and Ophthalmic Surgical sales increased by $27.5 million, or 12% in 2000. Eye Care Pharmaceutical sales increased primarily as a result of growth in sales of Alphagan® ophthalmic solution. Sales growth in international markets decreased due to currency, by $19.3 million, or 8%, primarily as a result of a decrease in the value of the euro compared to the dollar. Sales increased by 28% in the United States and 14% at constant currency rates in international markets in 2000 compared to 1999. Botox® sales increased as a result of strong growth in both the United States and international markets. Ophthalmic Surgical sales increased primarily as a result of strong sales of Allergan’s Sensar® acrylic intraocular lens (IOL), silicone IOLs, and phacoemulsification equipment. Such increases were partially offset by a decrease in sales of PMMA IOLs. Contact Lens Care sales decreased by $31.0 million, or 9% from 1999 to 2000. While Contact Lens Care sales in the United States were consistent between 1999 and 2000, international sales decreased 11%. Currency fluctuations had a negative impact of $10.7 million, or 4%, attributable to the weakening euro vs. the dollar somewhat offset by the strengthening of the Japanese yen vs. the dollar. At constant currency rates, international Contact Lens Care sales decreased $19.7 million, or 7%, primarily attributable to the decrease in sales of peroxide-based disinfection and ancillary products as consumers increased their use of lower priced one-bottle cold-chemical disinfection systems.

         The following table sets forth, for the periods indicated, net sales by geographic segment.

	Year Ended December 31,
(in millions)	2001	2000	1999

United States	$928.1	$803.8	$669.2

Europe	344.5	354.9	377.1

Asia Pacific	239.2	233.8	211.3

Other	168.5	166.3	141.7

Segments total	1,680.3	1,558.8	1,399.3

Manufacturing operations	4.9	3.8	6.9

Total Product Net Sales	$1,685.2	$1,562.6	$1,406.2

         Net sales increased in 2001 by $179.8 million on a constant currency basis, offset by a decrease in net sales of $57.2 million caused by changes in exchange rates. United States net sales increased $124.3 million. Net sales in Europe decreased $10.4 million primarily attributable to the weakening of the euro vs. the dollar as sales in constant currency were consistent between 2000 and 2001. Asia Pacific net sales increased $29.8 million at constant currency rates, somewhat offset by a $24.4 million decrease from the weakening of the Japanese yen vs. the dollar. Net sales in the Other geographic segment increased by $22.6 million at constant currency rates, substantially offset by a $20.4 million decrease resulting from the weakening of the Brazilian real vs. the dollar. The currency weakness of $57.2 million in 2001 primarily impacted the Eye Care Pharmaceutical and Contact Lens Care businesses. The Eye Care Pharmaceutical business was impacted by the weakening Brazilian real and euro, while the Contact Lens Care business was impacted by the weakening of the Japanese yen and the euro.

         Net sales increased in 2000 by $199.0 million on a constant currency basis, offset by a decrease in net sales of $42.6 million caused by changes in exchange rates. United States net sales increased $134.6 million. Net sales in Europe increased $22.6 million at constant currency rates, but was more than offset by a $44.8 million decrease resulting from a weakening of the euro vs. the dollar. Asia Pacific net sales increased $19.7 million at constant currency rates. Net sales in the Other geographic segment increased by $25.2 million at constant currency rates. The currency weakness in 2000 primarily impacted the Eye Care Pharmaceutical and Contact Lens Care businesses, and resulted from the weakening of the euro. In addition, the strengthening of the Japanese yen somewhat offset the effects of the weakening euro in the Contact Lens Care business.

Income and Expenses

The following table sets forth the relationship to sales of various income statement items:

	Year Ended December 31,
	2001	2000	1999

Product net sales	100.0%	100.0%	100.0%

Cost of sales	24.3	27.5	28.9

Product gross margin	75.7	72.5	71.1

Research services margin	0.2	0.2	0.2

Other operating costs and expenses:

Selling, general and administrative	41.8	41.5	41.8

Technology fees from related party	(0.1)	(0.2)	(0.4)

Research and development	15.2	12.5	12.0

Restructuring charge reversal	(0.1)	(0.1)	(0.7)

Asset write-off reversal	—	—	(0.1)

Operating income	19.1	19.0	18.7

Gains/(loss) on investments, net	(0.3)	0.1	1.0

Unrealized gains on derivative instruments	0.4	—	—

Contribution to The Allergan Foundation	—	—	(0.5)

Other non-operating income (expense), net	0.8	0.3	(0.1)

Earnings before income taxes and minority interest	20.0%	19.4%	19.1%

Net earnings	13.3%	13.8%	13.4%

Gross Margin

         The Company’s gross margin percentage increased by 3.2 percentage points from 72.5% in 2000 to 75.7% in 2001 and by 1.4 percentage points from 71.1% in 1999 to 72.5% in 2000. The increases in gross margin percentage in both years were primarily the result of shifts in the product mix of sales. Higher margin Eye Care Pharmaceutical and Botox® sales represented a greater percentage of 2001 sales compared to 2000, and 2000 sales compared to 1999.

Selling, General and Administrative

         Selling, general and administrative expenses as a percentage of net sales increased in 2001 to 41.8% from 41.5% in 2000. The percentage increase in 2001 was the result of an increase in promotion, selling, marketing, and general and administrative expenses in both dollars and as a percentage of sales. This increase was primarily attributable to increased selling expenses associated with the launch of Lumigan® and Alphagan® P in the United States. Selling, general and administrative expenses as a percentage of net sales decreased in 2000 to 41.5% from 41.8% in 1999. The percentage decrease in 2000 was the result of an increase in promotion, selling, and marketing expenses, which were more than offset by a decrease in general and administrative expenses as a percentage of sales.

Research and Development

         Research and development expenses increased by 31% in 2001 to $256.5 million compared to $195.6 million in 2000 and $168.4 million in 1999. Research and development spending does not include research and development spending performed under contracts with Allergan Specialty Therapeutics, Inc. (ASTI) in 2001, 2000, and 1999 or with Bardeen Sciences Corporation, LLC (See Note 6 to the Consolidated Financial Statements), in 2001.

         In April 2001, the Company purchased all of the outstanding Class A Common Stock of ASTI for $71.0 million in cash. This resulted in a charge of $40.0 million associated with in-process research and development and the recording of $31.0 million in capitalized core technology. Excluding the effect of the $40.0 million charge, research and development expenses would have increased $20.9 million or 11%, compared to 2000. Research and development spending increased in 2001 as a result of the Company’s expanded research efforts, particularly in technologies not currently commercialized by the Company, as well as Skin Care and Botox® research and development. Research and development spending increased in 2000 as a result of the expanded research efforts in Eye Care Pharmaceutical and Botox® research and development. Research and development expenditures are allocated to each product line, with higher rates of investments allocated to Eye Care Pharmaceuticals and Botox®.

Special Charges

         During 1998, the Company recorded a $74.8 million restructuring charge, $50.9 million after taxes. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general and administrative (G&A) staff and the closure of five of ten manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional shared service centers. The changes in operations were expected to result in a net workforce reduction of 695 positions over a three-year period. The reductions in G&A staff and manufacturing facilities are primarily the result of a strategic assessment of the Company’s product lines and businesses and a review of the G&A cost structure and manufacturing capabilities during 1998. During the years ended December 31, 2001, 2000 and 1999, severance payments of $3.0 million, $4.0 million and $8.5 million, respectively, were made to 121, 20 and 323 terminated employees, respectively, associated with the reduction of G&A staff and manufacturing facilities.

         In 1999, the Company determined that various restructuring activities were completed for less cost than estimated in 1998, primarily as a result of lower than anticipated severance costs. A total of 95 positions included in the 695 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance, and other employees transferred to unfilled positions in other areas. As a result, the Company recorded a $3.8 million reduction in the restructuring plan in 1999.

         In 2001, the Company reviewed all restructuring activities related to the 1998 restructuring charge and determined that all activities were completed. As a result, the remaining accrual of $1.7 million representing primarily an accrual for severance and facility closure costs was eliminated. There will be no further activities related to the 1998 restructuring plan.

         The following table presents the restructuring activities through December 31, 2001 resulting from the 1998 restructuring charge (in millions):

		Facility	Abandonment
	Payments	Closure	of
	to Employees	and	Computer
	Involuntarily	Consolidation	Software	Other	Total
	Terminated	Costs	Costs	Costs	Restructuring

Net charge during 1998	$22.7	$28.9	$10.6	$12.6	$74.8

Assets written off during 1998	—	(25.3)	(10.6)	(4.8)	(40.7)

Spending during 1998	(3.6)	—	—	(7.4)	(11.0)

Balances as of December 31, 1998	19.1	3.6	—	0.4	23.1

Adjustments during 1999	—	(0.3)	—	0.3	—

Net credit during 1999	(2.6)	(0.7)	—	(0.5)	(3.8)

Assets written off during 1999	—	(0.3)	—	—	(0.3)

Spending during 1999	(8.5)	(0.4)	—	—	(8.9)

Balances as of December 31, 1999	8.0	1.9	—	0.2	10.1

Adjustments during 2000	(0.5)	0.4	—	0.1	—

Spending during 2000	(4.0)	—	—	(0.1)	(4.1)

Balances as of December 31, 2000	3.5	2.3	—	0.2	6.0

Net credit during 2001	(0.5)	(1.2)	—	—	(1.7)

Spending during 2001	(3.0)	(1.1)	—	(0.2)	(4.3)

Balances as of December 31, 2001	$—	$—	$—	$—	$—

         In 1998, management also completed a critical review of its asset bases in light of the strategic decisions made in the restructuring activities discussed above. Management made business decisions relating to the future use of certain assets resulting in a reassessment of the carrying value of such assets. As a result, the Company recorded a $58.5 million charge, $41.1 million after taxes. Such charge reduced the value of a manufacturing facility, office facilities in Europe, assets related to certain skin care products and certain other assets. In 1999, the Company realized $1.4 million in proceeds in excess of estimates from disposal of certain real property included in the 1998 asset write-off. As a result, the Company recorded a $1.4 million reduction in the asset write-off charge in 1999.

         In 1996, the Company recorded a $70.1 million restructuring charge to streamline operations and reduce costs through management restructuring and facilities consolidation. The Company began restructuring activities in Europe in 1996 and completed them in 1999. In 1999, the Company determined that severance costs of positions eliminated would be $5.8 million less than accrued in 1996. As a result, the Company recorded a $5.8 million reduction in the restructuring charge in 1999. In 2000, the Company completed all restructuring activities related to the 1996 restructure charge and eliminated the remaining accrual of $2.0 million.

Operating Income

         Operating income was $321.1 million or 19% of product net sales in 2001, $296.4 million or 19% of product net sales in 2000, and $263.5 million or 19% of product net sales in 1999.

         Operating income increased by $24.7 million from $296.4 million or 19% of product net sales in 2000 to $321.1 million or 19% of product net sales in 2001. Such increases were the result of the $122.6 million or 8% increase in product sales, combined with the 3.2 percentage point increase in gross margin percentage from 2000 to 2001. Such increases were partially offset by the $56.3 million increase in selling, general, and administrative expenses, net of technology fees from a related party, and by the increase in research and development expenses of $60.9 million.

         Operating income and operating income percentage increased by $32.9 million from $263.5 million or 19% of product net sales in 1999 to $296.4 million or 19% of product net sales in 2000. Such increases were the result of the $156.4 million or 11% increase in product net sales, combined with the 1.4 percentage point increase in gross margin percentage from 1999 to 2000. Such increases were partially offset by the $65.2 million increase in selling, general, and administrative expenses, net of technology fees from related party, and by the increase in research and development expenses of $27.2 million.

         The following table presents operating income by geographic operating segment:

	Operating Income

(in millions)	2001	2000	1999

United States	$438.2	$342.9	$264.3

Europe	89.8	96.6	113.4

Asia Pacific	52.3	44.9	24.1

Other	36.9	30.9	29.2

Segments total	617.2	515.3	431.0

Manufacturing operations	126.2	97.0	95.0

Research and development	(256.5)	(195.6)	(168.4)

Research services margin	4.2	3.5	2.9

Restructuring charge reversal	1.7	2.0	9.6

Asset write-off reversal	—	—	1.4

Elimination of inter-company profit	(190.1)	(152.6)	(150.6)

General corporate	18.4	26.8	42.6

Operating income	$321.1	$296.4	$263.5

         The Company operates in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 55.4%, 51.7% and 48.1% of total product net sales in 2001, 2000, and 1999, respectively. In the United States, sales to one major customer represented 10%, 9% and 8% of total product sales in 2001, 2000 and 1999, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

         Operating income attributable to each operating segment is based upon the management assignment of costs to such regions, which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Operating income for all operating segments and manufacturing operations also includes a charge for corporate services and asset utilization which permits management to better measure segment performance by including a cost of capital in the determination of operating income for each segment.

         Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs. For the years ended December 31, 2001, 2000 and 1999, corporate costs also include the reduction of costs related to the reversal of special charges for restructuring and asset write-offs.

         Operating income in the United States increased by $95.3 million, or 28%, from $342.9 million in 2000 to $438.2 million in 2001. Such increase was primarily the result of the 15% net sales increase in the United States combined with the impact of a higher gross margin percentage in 2001. The higher gross margin is attributable to the shifts in the product mix of sales to higher margin Eye Care and Skin Care Pharmaceutical and Botox® sales. Operating income in the Europe segment decreased by $6.8 million, or 7% in 2001 compared to 2000. Such decrease was primarily the result of the 3% decrease in Europe net sales combined with an increase in promotion, selling, and marketing costs as a percentage of net sales. This was somewhat offset by the impact of a higher European gross margin percentage and a decrease of general and administrative expenses as a percentage of sales in 2001. Operating income in the Asia Pacific segment increased by $7.4 million, or 16% in 2001 compared to 2000. This increase was primarily the result of the 2% increase in Asia Pacific sales combined with the impact of a higher gross margin percentage and the leveraging of promotion, selling, and marketing expenses as a percentage of sales in 2001. Operating income in the Other segment increased by $6.0 million, or 19%, in 2001 compared to 2000 primarily as a result of the 1% increase in sales combined with the impact of a higher gross margin percentage. This was somewhat offset by an increase in selling, general and administrative expenses in 2001. Operating income from Manufacturing Operations increased by $29.2 million, or 30%, in 2001 compared to 2000 primarily as a result of an increase in gross margins from intercompany sales to other geographic segments at intercompany transfer prices.

         Operating income in the United States increased by $78.6 million, or 30%, from $264.3 million in 1999 to $342.9 million in 2000. Such increase was primarily the result of the 20% increase in United States net sales combined with the impact of a higher gross margin percentage and the leveraging of selling, general, and administrative expenses as a percentage of sales in 2000. Operating income in the Europe segment decreased by $16.8 million, or 15%, in 2000 compared to 1999. Such decrease was primarily the result of the 6% decrease in Europe net sales combined with a decrease in gross margin percentage attributable to the weakening of the euro vs. the dollar. Operating income in the Asia Pacific segment increased by $20.8 million, or 86% in 2000 compared to 1999. Such increase was primarily the result of the 11% increase in Asia Pacific sales combined with the impact of a higher gross margin percentage and the leveraging of selling, general, and administrative expenses as a percentage of sales in 2000. Operating income in the Other geographic segment increased by $1.7 million, or 6%, in 2000 compared to 1999 primarily as a result of the 17% increase in sales somewhat offset by an increase in selling, general and administrative expenses in 2000.

Income Taxes

         The effective tax rate in 2001 was 32.5%, up from the 29.0% effective tax rate in 2000. Included in the 2001 operating income is the $40.0 million charge for in-process research and development associated with the acquisition of ASTI in the second quarter of 2001. The Company did not record an income tax benefit for this charge. Excluding the negative impact of the $40.0 million in-process research and development charge, the 2001 effective tax rate would have been 28.3%, which is down slightly from the 2000 effective tax rate of 29.0% and is primarily attributable to increased research and development tax credits.

         The effective tax rate in 2000 was 29.0%, down from the 30.0% effective tax rate in 1999. The decline in 2000 was primarily attributable to increased research and development tax credits coupled with a decrease in foreign dividends.

Net Earnings

         Net earnings were $224.9 million in 2001 compared to $215.1 million in 2000. The $9.8 million increase in net earnings in 2001 is primarily the result of the $24.7 million increase in operating income and an increase in non-operating income of $5.4 million, including the pre-tax effect of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” somewhat offset by an increase in income taxes of $20.3 million. Included in operating income is the $40.0 million charge for in-process research and development associated with the acquisition of ASTI in the second quarter of 2001. The Company did not record an income tax benefit for this charge. The increase in non-operating income includes a $5.1 million increase in net interest income, a $3.4 million unrealized gain on derivative instruments, net of the pre-tax effect of the adoption of SFAS No. 133, and a $3.1 million increase in Other, net. These increases were somewhat offset by a $5.2 million loss in 2001 associated with the permanent impairment of certain equity investments compared to a $1.0 million gain on investments in 2000. The increase in net interest income is associated with the full year effect of the issuance of Zero Coupon Convertible Subordinated Notes in November 2000. The net unrealized gain on derivative instruments relates to the mark to market adjustment required under SFAS No. 133, as well as the cumulative loss associated with the initial adoption of SFAS No. 133 on January 1, 2001. The increase in Other, net in 2001 vs. 2000 is primarily attributable to income associated with the mutual termination of a selling alliance agreement and the gain from the divestiture of certain pharmaceutical products in Latin America.

         Net earnings were $215.1 million in 2000 compared to $188.2 million in 1999. The $26.9 million increase in net earnings in 2000 is primarily the result of the $32.9 million increase in operating income and an increase in non-operating income of $1.9 million, offset by an increase in income taxes of $7.4 million. The increase in non-operating income includes a $4.9 million increase in net interest income associated with the issuance of Zero Coupon Convertible Subordinated Notes in November of 2000, the absence of contributions to The Allergan Foundation of $6.9 million and a decrease in gain on investments of $13.0 million in 2000 vs. 1999.

Liquidity And Capital Resources

         Management assesses the Company’s liquidity by its ability to generate cash to fund its operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of the Company’s stock repurchase program; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

         Historically, the Company has generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $361.2 million in 2001 compared to $354.1 million in 2000 and $254.3 million in 1999. Operating cash flow increased in 2001 compared to 2000 primarily as a result of the increase in net earnings. The increased cash outflow in “Other” related to various collaborations and other miscellaneous receivables which were offset by a decrease in cash used for trade receivables compared to 2000. Additionally, the increased cash outflow in “Accrued Expenses” is primarily the result of the Company’s payment of its pension obligation of approximately $33 million. Operating cash flow increased in 2000 compared to 1999 primarily as a result of the increase in net earnings and an increase in accrued expenses, offset by the increase in accounts receivable.

         Net cash used in investing activities was $176.8 million in 2001. Excluding the $70.2 million in net cash paid in connection with the acquisition of Allergan Specialty Therapeutics, Inc., (“ASTI”), cash used in investing activities would have been $106.6 million. The Company invested $89.9 million in expenditures for plant and equipment more fully described under “Capital Expenditures” below. Net cash used in investing activities was $85.3 million in 2000 including $66.9 million in expenditures for plant equipment and $8.0 million to acquire software. Net cash used in investing activities was $53.0 million in 1999 including $63.3 million in expenditures for plant and equipment, and $21.0 million to acquire software. Such expenditures in 1999 were offset by $33.8 million in proceeds from sale of investments.

         Net cash used in financing activities was $170.6 million in 2001, composed primarily of $47.5 million for payment of dividends and $130.9 million for purchases of treasury stock. Cash was provided by $30.9 million from the sale of stock to employees. Net cash provided by financing activities was $345.8 million in 2000, composed primarily of proceeds from subordinated convertible borrowings of $400.0 million and $148.1 million from the sale of stock to employees. Net cash was used for the payment of dividends of $41.9 million, $122.8 million for purchases of treasury stock and $81.4 million in net repayments of debt, including notes payable, commercial paper and long-term debt. Net cash used in financing activities was $213.4 million in 1999, composed primarily of $37.0 million for payment of dividends, $225.3 million for purchases of treasury stock, and $2.7 million in repayments of long-term debt. Cash was provided by $22.8 million in long-term debt borrowings and $28.8 million from the sale of stock to employees.

         As of December 31, 2001, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for additional borrowings of up to $299.4 million through 2002 and $288.0 million through 2003. The note program allows the Company to issue up to an additional $35.0 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios and other customary covenants for credit facilities of similar kind. In connection with the AMO spin-off, the Company will work with its lenders to revise, if required, its financial covenants in order to remain in compliance with its credit agreements. As of December 31, 2001, the Company had $49.4 million in borrowings from certain credit facilities, primarily yen dominated facilities, and $75.0 million under the note program.

         A substantial portion of the Company’s existing cash and equivalents are held by non-U.S. subsidiaries. These funds are planned to be utilized in the Company’s operations outside the United States. The Company has approximately $611.3 million in unremitted earnings outside the United States for which withholding and U.S. taxes have not been provided. Tax costs could be incurred if these funds were remitted to the United States.

         The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company’s existing credit facilities and existing cash and cash equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.

         As described in Note 7 to the Consolidated Financial Statements, the Company estimates that over the next three to five years spending on various in-process research and development projects associated with the capitalized core technology in conjunction with the acquisition of ASTI, will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company’s planned level of research and development in the normal course of business.

Capital Expenditures

         Expenditures for property, plant and equipment totaled $89.9 million for 2001, $66.9 million for 2000 and $63.3 million for 1999. Expenditures in 2001 include construction of a new research and development facility, expansion of manufacturing facilities and a variety of other projects designed to improve productivity. The Company expects to invest $100 million to $110 million in a new research and development facility and property, plant and equipment in 2002.

Inflation

         Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by the Company. The competitive and regulatory environments in many markets substantially limit the Company’s ability to fully recover these higher costs through increased selling prices. The Company continually seeks to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

         Approximately 44.6% of the Company’s revenues in 2001 were derived from operations outside the U.S., and a portion of the Company’s international cost structure is denominated in currencies other than the U.S. dollar. As a result, the Company is subject to fluctuations in sales and earnings reported in U.S. dollars as a result of changing currency exchange rates. The Company routinely monitors its transaction exposure to currency rates and implements certain economic hedging strategies to limit such exposure, as appropriate. The impact of foreign currency fluctuations on the Company’s sales was as follows: a $57.2 million decrease in 2001, a $42.6 million decrease in 2000 and a $34.6 million decrease in 1999. The 2001 sales decrease included decreases of $19.6 million related to the Japanese yen, $18.1 million related to the Brazilian real and $11.5 million related to European currencies. The 2000 sales decrease included decreases of $44.8 million related to the euro offset by an $2.8 million increase related to the Japanese yen. The 1999 sales decrease included decreases of $37.4 million related to the Brazilian real and $15.0 million related to European currencies, offset by an $18.6 million increase related to the Japanese yen. See Note 1 to the Consolidated Financial Statements relative to the Company’s accounting policy on foreign currency translation.

         In December 2001, the Argentine peso devalued and decoupled from the U.S. dollar. While the Company does not have significant operations in Argentina, as net sales and net assets represent less than 1% of the Company’s total, the Company could be subject to foreign currency translation losses.

         In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 14 to the Consolidated Financial Statements for activities relating to foreign currency and interest rate risk management.

Bardeen Sciences Company, LLC

         In April 2001, the Company contributed the rights to certain compounds and research projects (currently consisting of the following: Memantine, Androgen Tears, Tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”)) to Bardeen Sciences Company, LLC (“BSC”) in exchange for future commercialization rights and a contingent call option (the “Option”). Under certain circumstances, additional compounds and projects may be added to the Portfolio. The Portfolio does not consist of proprietary basic technology necessary to the Company’s ongoing operations. BSC was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. BSC is wholly owned by an independent third-party investor entity (the “Investor”) which has made, and retains, a substantive equity investment in BSC. Neither the Company nor any officer or director of the Company owns any interest in the Investor or any interest in BSC. The Investor has voting control of BSC and has the substantive risks and rewards of ownership of BSC. The Company has certain protective rights but maintains no operational control over BSC. An officer of the Company currently serves on the 5-member board of directors of BSC.

         The commercialization rights, which are guaranteed through the expiration of the Option and exist at BSC's discretion thereafter, currently permit the Company to market products developed from the compounds contributed to BSC worldwide, subject to a market-rate royalty on net sales. In addition, the Company may, at any time before the Option expires, acquire a separate option to purchase rights to any one product for a payment of $25 million. The Company may exercise this option to buy non-exclusive royalty-free rights to any one product that has been approved for sale by the Food and Drug Administration (“FDA”) or other regulatory body at the then-current fair market value of such rights.

         BSC has engaged the Company to perform certain research and development services for BSC. However, BSC has the right at any time and for any reason to terminate its research and development agreement with the Company and to use a third party research and development provider.

         The Company’s Option, if exercisable, would provide the Company with the right to buy all but not less than all of the Investor’s equity in BSC for an option price described in the option agreement.

         The Option is not currently exercisable. The Option will only become exercisable by the Company on the earlier of one of the following events:

1. The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes”, as that term is defined in the option agreement and (ii) two (2) years have passed since the effective date of the option agreement; or

2. The amount of money provided by the Investor and available for research and development by BSC has either (i) fallen below an amount required to fund BSC’s anticipated research and development activities during the next 90-day period or (ii) fallen below $15,000,001 (a “Funding Shortfall”); or

3. A change of law, regulation, or interpretive legal or accounting principles has occurred which could materially affect the Company’s relationship with BSC.

         The Investor’s obligations to continue to fund BSC are affected by certain events, including the Company’s ability to adequately perform research and development services for BSC, the Company’s ability to meet its obligations, and changes of control of the Company. In the event that the Investor is relieved of its obligation to fund BSC as a result of any of the foregoing, a Funding Shortfall could occur and the exercisability of the Option could accelerate.

         The Option expires if not exercised by the earlier of 5 years from the date of the parties’ agreement or 60 days after a Funding Shortfall.

         The Option price takes into account the amount of research and development funds expended at risk by BSC on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. Although not currently exercisable, for illustrative purposes if the Company were able to exercise the Option as of December 31, 2001, the option price would be approximately $95 million. If BSC continues to fund research and development on the Portfolio at the level currently anticipated, and the Company exercised the Option on December 31, 2003, the option price would be approximately $350 million. Additionally, the option price would be greater in later years, as BSC expended additional funds on research and development.

         Neither BSC nor the Investor has the ability to require the Company to exercise the Option or to require the Company to provide any funding to BSC, and the Company has not and does not intend to provide any funding to BSC. In the event the Company does not exercise the Option or its product purchase right, BSC has the ability to sell compounds or products to other third parties.

         BSC’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and BSC pursuant to which all such activities are fully funded by BSC. Because the financial risk associated with the research and development has been transferred to BSC and repayment of the funds provided by BSC depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Consolidated Statements of Earnings. For the year ended December 31, 2001, the Company recognized $27.4 million and $25.0 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with BSC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes. See Note 14 to the Consolidated Financial Statements for activities relating to foreign currency and interest rate risk management.

         To ensure the adequacy and effectiveness of the Company’s interest rate and foreign exchange hedge positions, the Company continually monitors its interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, from an accounting and economic perspective.

         However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position. The gains and losses realized from the foreign currency forward and option contracts are recorded in “Other, net” in the accompanying Consolidated Statements of Earnings.

         In June 1998, Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

Interest Rate Risk

         The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. Changes in U.S. and Japan interest rates affect the interest earned on the Company’s cash and equivalents, interest expense on the Company’s debt as well as costs associated with foreign currency contracts.

         The Company’s exposure to market risk for changes in interest rates results from the Company’s long-term debt obligations and related derivative financial instruments. During 2001, the Company held interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. These derivative financial instruments allowed the Company to hold long-term borrowings at floating rates and then swap them into fixed rates that are anticipated to be lower than those available to the Company if fixed-rate borrowings were made directly.

         These swaps effectively converted the Company’s floating-rate debt to fixed-rates and qualified for hedge accounting treatment. Since these interest rate swap agreements qualified as cash flow hedges under SFAS No. 133, changes in fair value of these swap agreements were recorded in other comprehensive income to the extent that such changes were effective and as long as the cash flow hedge requirements were met. Periodic interest payments and receipts on both the debt and swap agreement were recorded as components of interest expense in the accompanying Consolidated Statements of Earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in “Accumulated Other Comprehensive Income” for the year ended December 31, 2001 were not material. At December 31, 2001 the Company did not have any interest rate swap agreements outstanding.

         At December 31, 2001, the Company had $91.4 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $900,000.

         The table below presents information about certain of the Company’s investment portfolio and its debt obligations for the years ended December 31, 2001 and 2000:

DECEMBER 31, 2001

(in millions, except	Maturing in							Fair Market
interest rates)	2002	2003	2004	2005	2006	Thereafter	Total	Value

ASSETS

Cash equivalents:

Repurchase Agreements	$182.9	—	—	—	—	—	$182.9	$182.9

Weighted Average Interest Rate	2.16%	—	—	—	—	—	2.16%

Foreign Time Deposits	51.9	—	—	—	—	—	51.9	51.9

Weighted Average Interest Rate	3.93%	—	—	—	—	—	3.93%

Commercial Paper	386.3	—	—	—	—	—	386.3	386.3

Weighted Average Interest Rate	1.91%	—	—	—	—	—	1.91%

Other Cash Equivalents	105.2	—	—	—	—	—	105.2	105.2

Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%

Total cash equivalents	$726.3	—	—	—	—	—	$726.3	$726.3

Weighted Average Interest Rate	2.16%	—	—	—	—	—	2.16%

LIABILITIES

Debt Obligations:

Fixed Rate ($US)	$20.0	$30.0	—	—	—	$411.8	$461.8	$461.2

Weighted Average Interest Rate	6.92%	5.72%	—	—	—	2.50%	2.90%

Fixed Rate (JPY)	—	19.0	—	$37.8	—	—	56.8	59.1

Weighted Average Interest Rate	—	3.55%	—	1.85%	—	—	2.42%

Other Fixed Rate (non-US$)	4.2	0.4	$0.1	—	—	—	4.7	4.7

Weighted Average Interest Rate	16.85%	12.85%	12.00%	—	—	—	16.41%

Variable Rate ($US)	29.7	1.4	—	—	—	—	31.1	31.1

Weighted Average Interest Rate	3.41%	1.93%	—	—	—	—	3.34%

Variable Rate (JPY)	19.0	19.0	—	—	—	—	38.0	38.0

Weighted Average Interest Rate	0.75%	0.58%	—	—	—	—	0.67%

Other Variable Rate (non-US$)	21.2	0.7	0.4	—	—	—	22.3	22.3

Weighted Average Interest Rate	4.06%	5.10%	5.10%	—	—	—	4.11%

Total Debt Obligations	$94.1	$70.5	$0.5	$37.8	—	$411.8	$614.7	$616.4

Weighted Average Interest Rate	4.37%	3.71%	6.48%	1.85%	—	2.50%	2.89%

DECEMBER 31, 2000

(in millions, except	Maturing in							Fair Market
interest rates)	2001	2002	2003	2004	2005	Thereafter	Total	Value

ASSETS

Cash equivalents:

Repurchase Agreements	$350.0	—	—	—	—	—	$350.0	$350.0

Weighted Average Interest Rate	6.76%	—	—	—	—	—	6.76%

Commercial Paper	257.3	—	—	—	—	—	257.3	257.3

Weighted Average Interest Rate	6.58%	—	—	—	—	—	6.58%

Foreign Time Deposits	48.3	—	—	—	—	—	48.3	48.3

Weighted Average Interest Rate	5.38%	—	—	—	—	—	5.38%

Total cash equivalents	$655.6	—	—	—	—	—	$655.6	$655.6

Weighted Average Interest Rate	6.59%	—	—	—	—	—	6.59%

LIABILITIES

Debt Obligations:

Fixed Rate ($US)	$14.0	$45.0	$30.0	—	—	$401.7	$490.7	$546.2

Weighted Average Interest Rate	6.83%	7.21%	5.72%	—	—	2.50%	3.25%

Fixed Rate (JPY)	—	—	21.9	—	$43.5	—	65.4	67.4

Weighted Average Interest Rate	—	—	3.55%	—	1.85%	—	2.42%

Other Fixed Rate (non-US$)	0.9	0.9	0.3	—	—	—	2.1	2.1

Weighted Average Interest Rate	13.5%	13.5%	13.5%	—	—	—	13.5%

Variable Rate ($US)	3.2	3.0	1.6	—	—	—	7.8	7.8

Weighted Average Interest Rate	5.89%	5.75%	5.75%	—	—	—	5.81%

Variable Rate (JPY)	17.5	13.1	21.9	—	—	—	52.5	52.5

Weighted Average Interest Rate	1.20%	1.23%	1.10%	—	—	—	1.17%

Other Variable Rate (non US$)	23.6	0.7	0.6	$0.5	—	—	25.4	25.4

Weighted Average Interest Rate	8.53%	5.10% %	5.10%	5.10%	—	—	8.29%

Total Debt Obligations	$59.2	$62.7	$76.3	$0.5	$43.5	$401.7	$643.9	$701.4

Weighted Average Interest Rate	5.89%	5.96%	3.80%	5.10%	1.85%	2.50%	3.26%

INTEREST RATE DERIVATIVES

Interest Rate Swaps

Variable to Fixed	$39.4	—	—	—	—	—	$39.4	$(0.1)

Average Pay Rate	0.86%	—	—	—	—	—	0.86%

Average Receive Rate	0.55%	—	—	—	—	—	0.55%

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

         From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in “Other, net” in the accompanying Consolidated Statements of Earnings.

         All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign currency denominated intercompany receivables are recorded through “Other, net” in the accompanying Consolidated Statements of Earnings.

         Probable but not firmly committed transactions are comprised of sales of the Company’s products and purchases of raw materials in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia (particularly Japan), Canada and Australia. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year. The premium cost of purchased foreign exchange option contracts are recorded in “Other Current Assets” and amortized over the life of the options.

         A substantial portion of the Company’s purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as “Unrealized Gains/Losses on Derivative Instruments” in the accompanying Consolidated Statements of Earnings.

         The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of December 31. The information is provided in U.S. dollar amounts, as presented in the Company’s Consolidated Financial Statements.

	2001		2000

	Notional	Average Contract	Notional	Average Contract
	Amount	Rate or Strike	Amount	Rate or Strike
	(in millions)	Amount	(in millions)	Amount

Foreign currency forward contracts:

(Receive $US/Pay Foreign Currency)

Euros	$19.6	0.90	$—	—

Australian Dollars	2.3	0.51	3.7	0.54

Spanish Pesetas	—	—	7.4	188.80

French Francs	—	—	8.7	7.44

Italian Lira	—	—	4.1	2,196.98

Miscellaneous other currencies	0.1	n/a	1.1	n/a

	22.0		25.0

Estimated fair value	$0.2		$(1.5)

	2001		2000

	Notional	Average Contract	Notional	Average Contract
	Amount	Rate or Strike	Amount	Rate or Strike
	(in millions)	Amount	(in millions)	Amount

Foreign currency purchased put options:

Japanese Yen	$57.2	118.78	$36.8	105.92

Euro	62.0	0.90	71.2	0.87

Canadian Dollar	12.0	1.57	13.4	1.53

Australian Dollar	7.1	0.51	3.9	0.54

Brazilian Real	4.5	2.83	—	—

U.K. Pound	3.4	1.44	7.6	1.46

Other	11.9	n/a	11.9	n/a

	$158.1		$144.8

Estimated fair value	$9.2		$3.7

New Accounting Standards Not Yet Adopted

         In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

         Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

         The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002 which did not result in a negative impact on the Company’s Consolidated Financial Statements. As of January 1, 2002, the Company had unamortized goodwill in the amount of $109.8 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $11.8 million, $12.5 million, and $13.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The AMO portion of this amortization expense was $9.0 million, $9.3 million and $9.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued. SFAS No. 144 supersedes Statement No. 121,

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 in the quarter ending March 29, 2002. The implementation of SFAS No. 144 will not have a material effect on the Company’s financial statements.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures that use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the Company’s disclosures about its businesses made in the Company’s press releases and in the Company’s Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 8. Financial Statements And Supplementary Data

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2000

	In millions, except share data
ASSETS

Current assets

Cash and equivalents	$781.9	$773.9

Trade receivables, net	279.4	290.1

Inventories	120.2	122.7

Other current assets	143.8	139.6

Total current assets	1,325.3	1,326.3

Investments and other assets	205.3	159.9

Property, plant and equipment, net	388.7	351.6

Goodwill and intangibles, net	126.9	133.2

Total assets	$2,046.2	$1,971.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Notes payable	$94.1	$59.2

Accounts payable	104.3	96.3

Accrued compensation	62.5	54.6

Other accrued expenses	114.7	123.9

Income taxes	114.4	98.5

Total current liabilities	490.0	432.5

Long-term debt	108.8	183.0

Long-term convertible subordinated notes, net of discount	411.8	401.7

Other liabilities	57.0	79.4

Commitments and contingencies

Minority interest	1.2	0.6

Stockholders’ equity

Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—

Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3

Additional paid-in capital	321.6	288.7

Accumulated other comprehensive loss	(61.6)	(50.8)

Retained earnings	928.4	780.0

	1,189.7	1,019.2

Less treasury stock, at cost (3,005,000 and 2,574,000 shares)	(212.3)	(145.4)

Total stockholders’ equity	977.4	873.8

Total liabilities and stockholders’ equity	$2,046.2	$1,971.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2001	2000	1999

	In millions, except per share data
Product sales

Net sales	$1,685.2	$1,562.6	$1,406.2

Cost of sales	410.2	429.1	406.4

Product gross margin	1,275.0	1,133.5	999.8

Research services

Research service revenues (primarily from related party through April 16, 2001)	60.3	62.9	46.2

Cost of research services	56.1	59.4	43.3

Research services margin	4.2	3.5	2.9

Selling, general and administrative	704.0	650.1	587.9

Research and development	256.5	195.6	168.4

Technology fees from related party	(0.7)	(3.1)	(6.1)

Restructuring charge reversal	(1.7)	(2.0)	(9.6)

Asset write-off reversal	—	—	(1.4)

Operating income	321.1	296.4	263.5

Interest income	30.6	23.9	14.3

Interest expense	(21.4)	(19.8)	(15.1)

(Loss)/gain on investments, net	(5.2)	1.0	14.0

Unrealized gains on derivative instruments	5.9	—	—

Contributions to the Allergan Foundation	—	—	(6.9)

Other, net	5.4	2.3	(0.8)

Earnings before income taxes and minority interest	336.4	303.8	269.0

Provision for income taxes	109.1	88.1	80.7

Minority interest	0.6	0.6	0.1

Earnings before cumulative effect of change in accounting principle	226.7	215.1	188.2

Cumulative effect of change in accounting principle, net of $0.7 million of tax	(1.8)	—	—

Net earnings	$224.9	$215.1	$188.2

Basic:

Before cumulative effect of change in accounting principle	$1.72	$1.65	$1.42

Cumulative effect of accounting change, net	(0.01)	—	—

Net basic earnings per common share	$1.71	$1.65	$1.42

Diluted:

Before cumulative effect of change in accounting principle	$1.69	$1.61	$1.39

Cumulative effect of accounting change, net	(0.01)	—	—

Net diluted earnings per common share	$1.68	$1.61	$1.39

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Unearned	Comprehensive	Retained				Comprehensive
in millions	Shares	Par Value	Capital	Compensation	Loss	Earnings	Shares	Amount	Total	Income

Balance December 31, 1998	67.1	$0.7	$239.3	$(16.3)	$(4.3)	$516.3	(1.0)	$(39.7)	$696.0

Comprehensive income

Net earnings						188.2			188.2	188.2

Other comprehensive income, net of tax:

Foreign currency translation Adjustments										(42.1)

Unrealized loss on Investments										(2.9)

Other comprehensive loss					(45.0)				(45.0)	(45.0)

Comprehensive income										$143.2

Two for one stock split affected as a dividend	67.2	0.6				(0.6)	(1.0)

Dividends ($0.28 per share)						(37.0)			(37.0)

Stock options exercised			22.2			(17.8)	1.0	46.6	51.0

Activity under other stock plans			(0.1)	(5.4)		4.5	1.3	4.3	3.3

Adjustment in reporting of Subsidiaries						(2.5)			(2.5)

Purchase of treasury stock							(4.7)	(225.3)	(225.3)

Expense of compensation plans				5.8					5.8

Balance December 31, 1999	134.3	1.3	261.4	(15.9)	(49.3)	651.1	(4.4)	(214.1)	634.5

Comprehensive income

Net earnings						215.1			215.1	215.1

Other comprehensive income, net of tax:

Foreign currency translation Adjustments										(2.8)

Unrealized gain on Investments										1.3

Other comprehensive loss					(1.5)				(1.5)	(1.5)

Comprehensive income										$213.6

Dividends ($0.32 per share)						(41.9)			(41.9)

Stock options exercised			37.1			(41.8)	3.9	189.9	185.2

Activity under other stock plans				0.4		0.7		1.6	2.7

Adjustment in reporting of Subsidiaries						(3.2)			(3.2)

Purchase of treasury stock							(2.1)	(122.8)	(122.8)

Expense of compensation plans				5.7					5.7

Balance December 31, 2000	134.3	1.3	298.5	(9.8)	(50.8)	780.0	(2.6)	(145.4)	873.8

Comprehensive income

Net earnings						224.9			224.9	224.9

Other comprehensive income, net of tax:

Minimum pension liability Adjustment										(7.2)

Foreign currency translation Adjustments										(2.5)

Unrealized loss on Investments										(1.1)

Other comprehensive loss					(10.8)				(10.8)	(10.8)

Comprehensive income										$214.1

Dividends ($0.36 per share)						(47.5)			(47.5)

Stock options exercised			26.5			(30.9)	1.3	61.8	57.4

Activity under other stock plans				0.5		1.9	0.1	2.2	4.6

Purchase of treasury stock							(1.8)	(130.9)	(130.9)

Expense of compensation plans				5.9					5.9

Balance December 31, 2001	134.3	$1.3	$325.0	$(3.4)	$(61.6)	$928.4	(3.0)	$(212.3)	$977.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

In millions	2001	2000	1999

Cash flows provided by operating activities

Net earnings	$224.9	$215.1	$188.2

Non cash items included in net earnings:

Cumulative effect of accounting change for derivative instruments	2.5	—	—

In-process research and development	40.0	—	—

Depreciation and amortization	75.0	77.7	73.8

Amortization of prepaid royalties	0.4	7.4	8.6

Amortization of original issue discount	10.1	1.7	—

Deferred income taxes (benefit)	10.9	(4.6)	(7.1)

(Gain) loss on investments	5.2	(1.0)	(14.0)

Loss (gain) on sale of assets	1.2	1.1	(0.2)

Unrealized gain on derivatives	(5.9)	—	—

Gain on divestiture of pharmaceutical products	(2.0)	—	—

Contribution to The Allergan Foundation	—	—	6.9

Expense of compensation plans	11.6	8.5	10.0

Minority interest	0.6	0.6	0.1

Restructuring charge reversal	(1.7)	(2.0)	(9.6)

Asset write-off reversal	—	—	(1.4)

Adjustment in reporting of foreign subsidiaries	—	(3.2)	(2.5)

Changes in assets and liabilities:

Trade receivables	0.3	(48.8)	(31.8)

Inventories	(1.9)	4.6	(6.9)

Accounts payable	8.3	15.9	11.2

Accrued expenses	(15.5)	24.2	(27.9)

Income taxes	42.7	52.0	66.3

Other	(45.5)	4.9	(9.4)

Net cash provided by operating activities	361.2	354.1	254.3

Cash flows from investing activities

Additions to property, plant and equipment	(89.9)	(66.9)	(63.3)

Proceeds from sale of property, plant and equipment	5.2	1.1	13.7

Proceeds from sale of investments	—	3.0	33.8

Acquisition, net of cash acquired	(70.2)	—	—

Other, net	(21.9)	(22.5)	(37.2)

Net cash used in investing activities	(176.8)	(85.3)	(53.0)

Cash flows from financing activities

Dividends to stockholders	(47.5)	(41.9)	(37.0)

(Decrease) increase in notes payable	(19.9)	(29.1)	0.6

Sale of stock to employees	30.9	148.1	28.8

Net (repayments) borrowings under commercial paper obligations	—	(47.1)	4.5

Proceeds from convertible, subordinated borrowings	—	400.0	—

Long-term debt borrowings	—	43.8	17.7

Repayments of long-term debt	(3.2)	(5.2)	(2.7)

Payments to acquire treasury stock	(130.9)	(122.8)	(225.3)

Net cash (used in) provided by financing activities	(170.6)	345.8	(213.4)

Effect of exchange rates on cash and equivalents	(5.8)	(3.6)	(6.6)

Net increase (decrease) in cash and equivalents	8.0	611.0	(18.7)

Cash and equivalents at beginning of year	773.9	162.9	181.6

Cash and equivalents at end of year	$781.9	$773.9	$162.9

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest (net of amount capitalized)	$20.9	$19.2	$13.4

Income taxes	$52.2	$54.5	$33.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Allergan, Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

         During the fiscal years between 1997 and 1999, the Company converted the financial systems of its significant non-U.S. subsidiaries. Simultaneous with the system conversion, the Company modified the results of operations to be accounted for on a calendar year basis rather than on the fiscal year ended November 30. All significant non-U.S. subsidiaries completed this conversion by December 31, 1999. For the year ended December 31, 1999 approximately $19.2 million in revenue and $2.5 million of net losses were recorded in the month of activity not included in operating results. Activities not included in operating results were recorded as adjustments to retained earnings. While there were no such conversions in 2000, miscellaneous adjustments were made during 2000 to activities previously recorded to retained earnings.

Use of Estimates

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates.

Foreign Currency Translation

         The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions and translation adjustments relating to foreign entities deemed to be operating in U.S. dollar functional currency in highly inflationary economies are included in earnings.

Cash and Equivalents

         The Company considers cash and equivalents to include cash in banks, repurchase agreements, commercial paper and deposits with financial institutions which can be liquidated without prior notice or penalty.

Investments

         The Company has both marketable and non-marketable equity investments in conjunction with its various collaboration arrangements. The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or loss recorded as a component of accumulated other comprehensive loss. The non-marketable equity investments represent investments in start-up technology companies or partnerships that invest in start-up technology companies and are recorded at cost and are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.

Inventories

         Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method.

Long-Lived Assets

         Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. Accelerated depreciation methods are generally used for income tax purposes.

         Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and was amortized on a straight-line basis over periods from 7 to 30 years for the years ended December 31, 2001, 2000 and 1999. Intangibles include patents, licensing agreements and marketing rights which are being amortized over their estimated useful lives ranging from 3 to 10 years. Amortization expense for goodwill and all other intangibles was $13.1 million in 2001, $14.5 million in 2000, and $17.6 million in 1999.

         Long-lived assets are reviewed for impairment in value when changes in circumstances dictate based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Revenue Recognition

         The Company recognizes revenue from product sales, except for intraocular lenses, when the goods are shipped to the customer. The Company generally permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved. Intraocular lenses are generally sold on a consignment basis and are, therefore, generally not subject to return. Revenue is recognized on the ultimate sales of intraocular lenses.

         Research service revenue is recognized and related costs are recorded as services are performed under research service agreements. At such time, the research service customers are obligated to pay, and such obligation is not refundable.

         The Company recognizes as other income license fees based upon the facts and circumstances of each licensing agreement. In general, the Company recognizes income on signing of a license agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license.

Stock-Based Compensation

         The Company measures stock based compensation for option grants to employees and members of the board of directors using a method which assumes that options granted at market price at the date of grant have no intrinsic value. Pro forma net earnings and earnings per share are presented in Note 13 as if the fair value method had been applied.

Income Taxes

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries which are or will be reinvested indefinitely in such operations.

Comprehensive Income

         Comprehensive income encompasses all changes in equity other than those with stockholders and consists of net earnings, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on marketable equity investments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Reclassifications

         Certain reclassifications of prior year amounts have been made to conform with current year presentation.

Recently Adopted Accounting Standards

         In June 1998, Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

         The Company identified three types of derivative instruments at December 31, 2000, which were included in “Other current assets” on the Company’s consolidated balance sheet. The derivative instruments are: interest rate swap agreements, foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency options and foreign currency forward contracts as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.8 million into earnings to adjust the foreign currency option and forward contracts, which were recorded at December 31, 2000 at cost, to fair value at January 1, 2001, the date of adoption of SFAS No. 133.

New Accounting Standards Not Yet Adopted

         In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

         Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

         The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002 which did not result in a negative impact on the Company’s Consolidated Financial Statements. As of January 1, 2002, the Company had unamortized goodwill in the amount of $109.8 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $11.8 million, $12.5 million, and $13.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Advanced Medical Optics, Inc. portion (as fully described in Note 2), of this amortization expense was $9.0 million, $9.3 million and $9.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending March 29, 2002. The implementation of SFAS No. 144 will not have a material effect on the Company’s financial statements.

Note 2: Subsequent Events

         On January 18, 2002, the Board of Directors declared a cash dividend of $.09 per share payable on March 14, 2002 to stockholders of record on February 15, 2002.

         On January 22, 2002, the Company announced its intention to separate the Specialty Pharmaceutical and the Optical Medical Device business lines into two separate companies. The Company, subject to certain conditions, intends to launch a new company (which has been named Advanced Medical Optics, Inc.) by spinning off the Ophthalmic Surgical and Contact Lens Care businesses to its stockholders by means of a tax-free dividend. The Ophthalmic Surgical business includes intraocular lenses, phacoemulsification equipment, viscoelastics, and other refractive surgical products. The Contact Lens Care product line consists of disinfecting solutions, daily cleaners, enzymatic cleaners and lens rewetting drops. The spin-off is expected to be completed by July 1, 2002 and Advanced Medical Optics, Inc. (AMO) is expected to raise $275 million in debt financing at or before the time of the spin-off, the net proceeds of which will be used to pay-off certain existing debt with any remaining balance remitted to the Company in connection with the distribution. The Company and AMO expect to incur estimated expenses of $150 million to $200 million in connection with costs associated with the spin-off. Additionally, management has estimated that approximately $50 million to $60 million of additional annual costs will be incurred by AMO and approximately $15 million to $20 million of additional net costs will be incurred by the Company associated with dissynergies, contract manufacturing arrangements and changes in cost and capital debt structure as a result of the separation of the companies.

         Subsequent to the spin-off of AMO, the Company expects to reflect AMO as a discontinued operation in accordance with SFAS No. 144.

         As the Company does not account for its AMO business on the basis of separate legal entities, the below financial information summarizes the assets, liabilities, revenues and gross margin directly attributable to AMO’s operations. The AMO financial information includes allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that is considered by management to reflect most fairly or reasonably the utilization of these services provided to or the benefit obtained by AMO. Management believes the methods used to allocate these amounts are reasonable. However, the financial information included below does not purport to be indicative of the results of AMO or “Allergan, Inc. without AMO” in the future or what financial position or results of operations would have been had AMO and “Allergan, Inc. without AMO” been separate stand alone entities during the periods presented.

         Below is a summary of certain financial information for the Company, AMO and the Company without AMO :

	2001

(in millions)			Allergan, Inc.
	Allergan, Inc.	AMO	without AMO

Statement of Earnings Data

Net sales	$1,685.2	$543.1	$1,142.1

Product gross margin	1,275.0	331.0	944.0

Earnings before income taxes and minority interest	336.4	75.9	260.5

Net earnings	224.9	55.0	169.9

Balance Sheet Data

Current assets	1,325.3	210.6	1,114.7

Total assets	2,046.2	377.5	1,668.7

Current liabilities	490.0	85.5	404.5

Long-term debt	520.6	75.8	444.8

Total liabilities	1,068.8	163.6	905.2

Stockholders’ equity	977.4	213.9	763.5

	2000

(in millions)			Allergan, Inc.
	Allergan, Inc.	AMO	without AMO

Statement of Earnings Data

Net sales	$1,562.6	$570.6	$992.0

Product gross margin	1,133.5	339.1	794.4

Earnings before income taxes and minority interest	303.8	68.2	235.6

Net earnings	215.1	49.2	165.9

Balance Sheet Data

Current assets	1,326.3	228.9	1,097.4

Total assets	1,971.0	404.6	1,566.4

Current liabilities	432.5	87.2	345.3

Long-term debt	584.7	100.4	484.3

Total liabilities	1,097.2	189.3	907.9

Stockholders’ equity	873.8	215.3	658.5

	1999

(in millions)			Allergan, Inc.
	Allergan, Inc.	AMO	without AMO

Statement of Earnings Data

Net sales	$1,406.2	$577.6	$828.6

Product gross margin	999.8	341.6	658.2

Earnings before income taxes and minority interest	269.0	57.8	211.2

Net earnings	188.2	44.5	143.7

Note 3: Common Stock Split

         On October 21, 1999, the Company’s Board of Directors approved a two for one stock split in the form of a 100% stock dividend. At December 31, 1999, this stock split was recorded as a transfer of $671,000 from retained earnings to Common Stock, representing a $0.01 par value for each additional share issued.

Note 4: Special Charges

         During 1998, the Company recorded a $74.8 million restructuring charge, $50.9 million after taxes. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general and administrative (G&A) staff and the closure of five of ten manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional shared service centers. The changes in operations were expected to result in a net workforce reduction of 695 positions over a three-year period. The reductions in G&A staff and manufacturing facilities are primarily the result of a strategic assessment of the Company’s product lines and businesses and a review of the G&A cost structure and manufacturing capabilities during 1998. During the years ended December 31, 2001, 2000 and 1999, severance payments of $3.0 million, $4.0 million and $8.5 million, respectively, were made to 121, 20 and 323 terminated employees, respectively, associated with the reduction of G&A staff and manufacturing facilities.

         In 1999, the Company determined that various restructuring activities were completed for less cost than estimated in 1998, primarily as a result of lower than anticipated severance costs. A total of 95 positions included in the 695 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance, and other employees transferred to unfilled positions in other areas. As a result, the Company recorded a $3.8 million reduction in the restructuring plan in 1999.

         In 2001, the Company reviewed all restructuring activities related to the 1998 restructure charge and determined that all activities were completed. As a result, the remaining accrual of $1.7 million, representing primarily an accrual for severance and facility closure costs, was eliminated. There will be no further activities related to the 1998 restructure plan.

         The following table presents the restructuring activities through December 31, 2001 resulting from the 1998 restructuring charge (in millions):

		Facility	Abandonment
	Payments	Closure	of
	to Employees	and	Computer
	Involuntarily	Consolidation	Software	Other	Total
	Terminated	Costs	Costs	Costs	Restructuring

Net charge during 1998	$22.7	$28.9	$10.6	$12.6	$74.8

Assets written off during 1998	—	(25.3)	(10.6)	(4.8)	(40.7)

Spending during 1998	(3.6)	—	—	(7.4)	(11.0)

Balances as of December 31, 1998	19.1	3.6	—	0.4	23.1

Adjustments during 1999	—	(0.3)	—	0.3	—

Net credit during 1999	(2.6)	(0.7)	—	(0.5)	(3.8)

Assets written off during 1999	—	(0.3)	—	—	(0.3)

Spending during 1999	(8.5)	(0.4)	—	—	(8.9)

Balances as of December 31, 1999	8.0	1.9	—	0.2	10.1

Adjustments during 2000	(0.5)	0.4	—	0.1	—

Spending during 2000	(4.0)	—	—	(0.1)	(4.1)

Balances as of December 31, 2000	3.5	2.3	—	0.2	6.0

Net credit during 2001	(0.5)	(1.2)	—	—	(1.7)

Spending during 2001	(3.0)	(1.1)	—	(0.2)	(4.3)

Balances as of December 31, 2001	$—	$—	$—	$—	$—

         In 1998, management also completed a critical review of its asset bases in light of the strategic decisions made in the restructuring activities discussed above. Management made business decisions relating to the future use of certain assets resulting in a reassessment of the carrying value of such assets. As a result, the Company recorded a $58.5 million charge, $41.1 million after taxes. Such charge reduced the value of a manufacturing facility, office facilities in Europe, assets related to certain skin care products and certain other assets. In 1999, the Company realized $1.4 million in proceeds in excess of estimates from disposal of certain real property included in the 1998 asset write-off. As a result, the Company recorded a $1.4 million reduction in the asset write-off charge in 1999.

         In 1996, the Company recorded a $70.1 million restructuring charge to streamline operations and reduce costs through management restructuring and facilities consolidation. The Company began restructuring activities in Europe in 1996 and completed them in 1999. In 1999, the Company determined that severance costs of positions eliminated would be $5.8 million less than accrued in 1996. As a result, the Company recorded a $5.8 million reduction in the restructuring charge in 1999. In 2000, the Company completed all restructuring activities related to the 1996 restructure charge and eliminated the remaining accrual of $2.0 million.

Note 5: Contribution to The Allergan Foundation

         In 1998, the Company founded The Allergan Foundation, an independent charitable foundation. In 1999, the Company disposed of its investment in Pharmacia & Upjohn, Inc. for a gain of $6.9 million. Such investment was the result of an investment in SUGEN, Inc. that was acquired by Pharmacia & Upjohn, Inc. in 1999. Prior to the sale of the investment, the Company contributed $6.9 million of Pharmacia & Upjohn, Inc. stock to The Allergan Foundation. The Company has no obligation to provide additional contributions to The Allergan Foundation on an annual or other basis. There were no contributions to The Allergan Foundation in 2001 or 2000.

Note 6: Bardeen Sciences Company, LLC

         In April 2001, the Company contributed the rights to certain compounds and research projects (currently consisting of the following: Memantine, Androgen Tears, Tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”)) to Bardeen Sciences Company, LLC (“BSC”) in exchange for future commercialization rights and a contingent call option (the “Option”). Under certain circumstances, additional compounds and projects may be added to the Portfolio. The Portfolio does not consist of proprietary basic technology necessary to the Company’s ongoing operations. BSC was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. BSC is wholly owned by an independent third-party investor entity (the “Investor”) which has made, and retains, a substantive equity investment in BSC. Neither the Company nor any officer or director of the Company owns any interest in the Investor or any interest in BSC. The Investor has voting control of BSC and has the substantive risks and rewards of ownership of BSC. The Company has certain protective rights but maintains no operational control over BSC. An officer of the Company currently serves on the 5-member board of directors of BSC.

         The commercialization rights, which are guaranteed through the expiration of the Option and exist at BSC’s discretion thereafter, currently permit the Company to market products developed from the compounds contributed to BSC worldwide, subject to a market-rate royalty on net sales. In addition, the Company may, at any time before the Option expires, acquire a separate option to purchase rights to any one product for a payment of $25 million. The Company may exercise this option to buy non-exclusive royalty-free rights to any one product that has been approved for sale by the Food and Drug Administration (“FDA”) or other regulatory body at the then-current fair market value of such rights.

         BSC has engaged the Company to perform certain research and development services for BSC. However, BSC has the right at any time and for any reason to terminate its research and development agreement with the Company and to use a third-party research and development provider.

         The Company’s Option, if exercisable, would provide the Company with the right to buy all but not less than all of the Investor’s equity in BSC for an option price described in the option agreement.

         The Option is not currently exercisable. The Option will only become exercisable by the Company on the earlier of one of the following events:

1.	The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes”, as that term is defined in the option agreement and (ii) two (2) years have passed since the effective date of the option agreement; or

2.	The amount of money provided by the Investor and available for research and development by BSC has either (i) fallen below an amount required to fund BSC’s anticipated research and development activities during the next 90-day period or (ii) fallen below $15,000,001 (a “Funding Shortfall”); or

3.	A change of law, regulation, or interpretive legal or accounting principles has occurred which could materially affect the Company’s relationship with BSC.

         The Investor’s obligations to continue to fund BSC are affected by certain events, including the Company’s ability to adequately perform research and development services for BSC, the Company’s ability to meet its obligations, and changes of control of the Company. In the event that the Investor is relieved of its obligation to fund BSC as a result of any of the foregoing, a Funding Shortfall could occur and the exercisability of the Option could accelerate.

         The Option expires if not exercised by the earlier of 5 years from the date of the parties’ agreement or 60 days after a Funding Shortfall.

         The Option price takes into account the amount of research and development funds expended at risk by BSC on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. Although not currently exercisable, for illustrative purposes if the Company were able to exercise the Option as of December 31, 2001, the option price would be approximately $95 million. If BSC continues to fund research and development on the Portfolio at the level currently anticipated, and the Company exercised the Option on December 31, 2003, the option price would be approximately $350 million. Additionally, the option price would be greater in later years, as BSC expended additional funds on research and development.

         Neither BSC nor the Investor has the ability to require the Company to exercise the Option or to require the Company to provide any funding to BSC, and the Company has not and does not intend to provide any funding to BSC. In the event the Company does not exercise the Option or its product purchase right, BSC has the ability to sell compounds or products to other third parties.

         BSC’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and BSC pursuant to which all such activities are fully funded by BSC. Because the financial risk associated with the research and development has been transferred to BSC and repayment of the funds provided by BSC depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Consolidated Statements of Earnings. For the year ended December 31, 2001, the Company recognized $27.4 million and $25.0 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with BSC.

Note 7:  Allergan Specialty Therapeutics, Inc. (ASTI)

         In 1997 the Company formed a new subsidiary, ASTI, to conduct research and development of potential pharmaceutical products based on the Company’s retinoid and neuroprotective technologies. In 1998, the Company made a special distribution of ASTI Class A Common Stock to the Company’s stockholders whereby the stockholders received one share of ASTI Class A Common Stock for each 20 shares of Common Stock held as of record date. As a result, all shares of ASTI Class A Common Stock were issued in the distribution. As a sole holder of ASTI’s outstanding Class B Common Stock following the distribution, the Company had an irrevocable option to purchase all of the issued and outstanding shares of ASTI Class A Common Stock.

         On April 16, 2001, the Company purchased all of the outstanding Class A Common Stock of ASTI for $71 million in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the Consolidated Statements of Earnings includes the results of ASTI beginning April 16, 2001. In conjunction with the acquisition, the Company recorded a one-time charge to in-process research and development expenses of $40 million during the second quarter of 2001.

         The Company utilized an independent third-party appraiser to assess and allocate the value of in-process research and development. The values assigned to the various in-process projects were determined by identifying projects that have economic value but that had not yet reached technological feasibility and that have no alternative future use. The amount of purchase price allocated to in-process research and development was determined by using a risk adjusted valuation based on amounts expended to date for each project considering the stage of development and likelihood of success as adjusted for certain risk factors. The Company estimates that over the next three to five years, spending on these various in-process projects will range between $40 million and $80 million. The specific amount of spending will be determined annually based on the availability of research funds in conjunction with the Company’s planned level of research and development spending in the normal course of business.

         The assets acquired, including capitalized core technology, were recorded at estimated fair values as determined by the Company’s management based on information currently available. A summary of the assets acquired in the acquisition follows:

(in millions)

Capitalized Core Technology (straight-line amortization over ten year useful life)	$31.0

In-Process Research and Development	40.0

Purchase price	71.0

Less: cash acquired	(0.8)

Net cash paid	$70.2

         Prior to the acquisition of ASTI, the Company had certain technology and research and development agreements with ASTI. The technology agreement required the Company to make specified payments on sales of certain products in exchange for receipt of a technology fee paid by ASTI and the option to independently develop certain compounds funded by ASTI. For the years ended December 31, 2001, 2000 and 1999, technology fees of $0.7 million, $3.1 million and $6.1 million respectively, were earned and reported in technology fees from related party in the accompanying Consolidated Statements of Earnings. The research and development agreement allowed the Company to complete specific research and development activities for ASTI and recognize revenues and related costs as services were performed under such contracts. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $32.9 million, $62.9 million and $46.2 million, respectively, in research service revenues under the research and development agreements with ASTI.

Note 8:  Composition of Certain Financial Statement Captions

	December 31,
(in millions)	2001	2000

Trade receivables, net

Trade receivables	$284.3	$294.1

Less allowance for doubtful accounts	4.9	4.0

	$279.4	$290.1

Inventories

Finished products	$78.6	$81.4

Work in process	22.5	23.6

Raw materials	19.1	17.7

	$120.2	$122.7

Other current assets

Prepaid expenses	$67.8	$45.5

Deferred taxes	26.7	56.1

Other	49.3	38.0

	$143.8	$139.6

Property, plant and equipment, net

Land	$6.9	$8.6

Buildings	350.0	331.5

Machinery and equipment	336.1	318.7

	693.0	658.8

Less accumulated depreciation	304.3	307.2

	$388.7	$351.6

Goodwill and intangibles, net

Goodwill	$228.9	$243.2

Intangibles	35.9	22.2

	264.8	265.4

Less accumulated amortization	137.9	132.2

	$126.9	$133.2

Accumulated other comprehensive loss

Foreign currency translation adjustments	$(54.4)	$(51.9)

Minimum pension liability adjustment, net of taxes of $1.7 million	(7.2)	—

Unrealized gain on investments, net of taxes of $0.7 million	—	1.1

	$(61.6)	$(50.8)

Note 9:  Notes Payable and Long-Term Debt

	2001		2000
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
(in millions)	Rate	2001	Rate	2000

Bank loans	5.87%	$23.5	8.67%	$22.7

ESOP loan due 2003	1.93%	4.5	5.75%	7.4

Medium term notes 3.11% - 6.92% due from 2002 - 2003	5.17%	75.0	6.65%	89.0

Yen denominated notes due from 2002-2005	1.71%	94.8	1.86%	117.9

Capitalized leases		1.9		2.8

Other		3.2		2.4

		202.9		242.2

Less current maturities		94.1		59.2

Total long-term debt		$108.8		$183.0

         At December 31, 2001 and 2000, the Company had a domestic unused committed line of credit of $250 million which supports general corporate purposes. In addition, the Company had foreign unused committed lines of credit of approximately $17.5 million in 2000. The commitment fees under the agreement are nominal. The Company did not have any foreign unused committed lines of credit in 2001.

         The credit facilities and medium term note program entered into by the Company provide that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. The Company was in compliance with these covenants and has approximately $170 million available for dividends at December 31, 2001. In connection with the AMO spin-off, the Company will work with its lenders to revise, if required, its financial covenants in order to remain in compliance with its credit agreements.

         The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $94.1 million in 2002; $70.5 million 2003; $0.5 million in 2004; $37.8 million in 2005; none in 2006 and thereafter. Interest incurred of $0.9 million in 2001, $0.3 million in 2000, and $0.9 million in 1999 has been capitalized and included in property, plant and equipment.

Note 10:  Convertible Subordinated Notes

         On November 1, 2000, the Company issued Zero Coupon Convertible Subordinated Notes (the “Convertible Notes”) with an aggregate principal amount at maturity of $657.5 million. The Convertible Notes, which were issued at a discount of $257.5 million, are unsecured, subordinate to all other Company indebtedness, and accrue interest at 2.5% annually, maturing on November 1, 2020. The Convertible Notes are convertible into approximately 3.8 million common shares at any time on or before maturity or redemption of the Convertible Notes.

         During 2001 and 2000, approximately $10.1 million and $1.7 million, respectively, of interest expense was recognized representing the amortization of discount. The discount was amortized using the effective interest method. At December 31, 2001, approximately $245.7 million of unamortized discount remains as a component of the Convertible Notes.

Note 11:  Income Taxes

The components of earnings before income taxes and minority interest were:

	Year Ended December 31,
(in millions)	2001	2000	1999

Earnings before cumulative effect of change in accounting principle, income taxes and minority interest

U.S	$186.7	$167.8	$91.4

Non-U.S	149.7	136.0	177.6

	336.4	303.8	269.0

Cumulative effect of change in accounting principle	(2.5)	—	—

Earnings before income taxes and minority interest, but including the cumulative effect of change in accounting principle	$333.9	$303.8	$269.0

The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2001	2000	1999

Income tax expense (benefit)

Earnings before income taxes and minority interest	$109.1	$88.1	$80.7

Cumulative effect of change in accounting principle	(0.7)	—	—

	$108.4	$88.1	$80.7

Current

U.S. federal	$80.5	$56.6	$49.6

Non-U.S	20.9	28.1	26.4

U.S. state and Puerto Rico	(3.9)	8.0	13.4

Total current	97.5	92.7	89.4

Deferred

U.S. federal	9.9	3.8	(6.7)

Non-U.S	(9.9)	(5.2)	3.8

U.S. state and Puerto Rico	10.9	(3.2)	(5.8)

Total deferred	10.9	(4.6)	(8.7)

Total	$108.4	$88.1	$80.7

Current tax expense does not reflect benefit of $26.5 million, $37.1 million and $22.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, related to the exercise of employee stock options recorded through Additional Paid-in Capital in the Consolidated Statements of Stockholders’ Equity.

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2001	2000	1999

Statutory rate of tax expense	35.0%	35.0%	35.0%

State taxes, net of U.S. tax benefit	0.8	0.9	1.1

Ireland and Puerto Rico income	(11.9)	(11.7)	(12.0)

U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	7.1	3.4	7.8

Other credits (R&D)	(4.7)	(2.8)	(0.9)

ASTI in-process R&D	4.2	—	—

Taxes on unremitted earnings of subsidiaries	1.6	2.0	(0.7)

Other	0.4	2.2	(0.3)

Effective tax rate	32.5%	29.0%	30.0%

         Withholding and U.S. taxes have not been provided on approximately $611.3 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

         The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited and/or settled through statute expiration through the year 1995. The Company and its consolidated subsidiaries are currently under examination for years 1996 through 1999. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

         At December 31, 2001, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $44.3 million.

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2001, 2000, and 1999 are as follows:

(in millions)	2001	2000	1999

Deferred tax assets

Net operating loss carryforwards (foreign)	$11.5	$14.4	$13.0

Accrued expenses	13.5	15.7	19.2

Capitalized expenses	11.8	8.5	9.6

Deferred compensation	9.4	7.5	6.3

Pension expense	(1.5)	15.1	12.5

Medicaid rebates	6.1	6.0	4.0

Postretirement medical benefits	7.9	7.5	7.6

Capitalized intangible assets	60.8	19.4	21.3

Asset write-off – manufacturing facility	4.7	5.5	7.0

Plant consolidation	—	7.9	6.3

Research credit carryforwards	11.4	9.2	14.4

All other	41.4	31.7	26.8

	177.0	148.4	148.0

Less: valuation allowance	(72.5)	(31.8)	(30.2)

Total deferred tax assets	104.5	116.6	117.8

Deferred tax liabilities

Depreciation	8.3	9.2	12.5

All other	—	0.3	2.8

Total deferred tax liabilities	8.3	9.5	15.3

Net deferred tax assets	$96.2	$107.1	$102.5

         The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2001 were $26.7 million and $69.5 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2000 were $56.1 million and $51.0 million, respectively. Such amounts are included in “other current assets” and “investments and other assets” in the Consolidated Balance Sheets. The increase in the valuation allowance is primarily related to the purchase of the ASTI stock and the resulting carryover basis of the deferred tax assets. If such deferred tax assets were to be realizable, approximately $31 million of the valuation allowance would be realized through the reduction of the capitalized intangible assets.

         Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2001. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Note 12:  Employee Retirement And Other Benefit Plans

Pension and Postretirement Benefit Plans

         The Company sponsors qualified defined benefit pension plans covering substantially all of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. The Company’s funding policy for its U.S. qualified plan is to provide currently for accumulated benefits, subject to federal regulations. Plan assets of the qualified plan consist primarily of fixed income and equity securities. Benefits for the nonqualified plans are paid as they come due.

         The Company has one retiree health plan that covers United States retirees and dependents. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement. Disbursements exceed retiree contributions and the plan currently has no assets. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s past practice and management’s intent to manage plan costs. The Company’s history of retiree medical plan modifications indicates a consistent approach to increasing the cost sharing provisions of the plan.

         Components of net periodic benefit cost under the Company’s U.S. and major non-U.S. pension plans and retiree health plan for 2001, 2000, and 1999 were:

				Other
	Pension Benefits			Postretirement Benefits

(in millions)	2001	2000	1999	2001	2000	1999

Service cost	$11.9	$11.0	$10.7	$0.9	$0.8	$0.9

Interest cost	16.3	14.6	13.0	1.0	0.8	0.7

Expected return on plan assets	(12.2)	(11.6)	(14.0)	—	—	—

Amortization of transition amount	(0.5)	(0.5)	(0.5)	—	—	—

Amortization of prior service cost	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)

Recognized net actuarial (gain) loss	(4.4)	(2.5)	3.4	(0.3)	(0.3)	(0.3)

Curtailment gain (loss)	—	—	0.1	—	—	(0.1)

Net periodic benefit cost	$11.3	$11.2	$12.9	$1.5	$1.2	$1.1

         Components of the change in benefit obligation, change in plan assets and funded status for the Company’s U.S. and major non-U.S. pension plans and retiree health plan for December 31, 2001 and 2000 were as follows:

			Other
	Pension Benefits		Postretirement Benefits

(in millions)	2001	2000	2001	2000

Change in benefit obligation

Benefit obligation, beginning of period	$211.9	$197.1	$11.7	$9.8

Service cost	11.9	11.0	0.9	0.8

Interest cost	16.3	14.6	1.0	0.8

Participant contributions	0.8	0.8	—	—

Actuarial (gain) loss	19.4	(3.1)	4.8	1.0

Benefits paid	(6.5)	(5.5)	(0.7)	(0.7)

Impact of foreign currency translation	(2.7)	(3.0)	—	—

Benefit obligation, end of period	$251.1	$211.9	$17.7	$11.7

Change in plan assets

Fair value of plan assets, beginning of period	$167.7	$156.0	$—	$—

Actual (loss) return on plan assets	(19.8)	10.9	—	—

Company contribution	45.2	6.5	0.7	0.7

Participant contributions	0.8	0.8	—	—

Benefits paid	(6.5)	(5.5)	(0.7)	(0.7)

Impact of foreign currency translation	(1.4)	(1.0)	—	—

Fair value of plan assets, end of period	$186.0	$167.7	$—	$—

Funded status of plans	$(65.1)	$(44.2)	$(17.7)	$(11.7)

Unrecognized net actuarial (loss) gain	56.3	1.2	(1.3)	(6.5)

Unrecognized prior service cost	1.0	1.3	(1.2)	(1.3)

Unrecognized net transition obligation	(0.5)	(1.0)	—	—

Fourth quarter contributions	1.6	1.3	—	—

Accrued benefit cost	$(6.7)	$(41.4)	$(20.2)	$(19.5)

         The funded status of the pension benefits presented were measured as of September 30, 2001 and 2000. Other post-retirement benefits presented were measured as of December 31, 2001 and 2000. The Company adopted these measurement dates to conform to its internal cost management systems.

         Weighted average assumptions as of their respective measurement dates are:

			Other
	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

Discount rate used	7.50%	8.00%	7.50%	8.00%

Expected return on plan assets	10.00%	10.00%	n/a	n/a

Rate of compensation increase	4.89%	5.39%	n/a	n/a

         Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(in millions)	Increase	Decrease

Effect on total service and interest cost components	$0.5	$(0.4)

Effect on postretirement benefit obligation	2.9	(2.4)

         Cost increases of 5.0% were assumed for the indemnity medical plan and 5.5% for the HMO medical plan in 2001. Annual cost increases were assumed to remain at 5% for the medical plans in 2002 and graded rates from 12% to 5% thereafter.

Savings and Investment Plan

         The Company has a Savings and Investment Plan, which provides for all U.S. and Puerto Rico employees to become participants upon employment. In general, participants’ contributions, up to 5% of compensation, qualify for a 50% Company match. Company contributions are generally used to purchase Allergan Common Stock. The Company’s cost of the plan was $3.7 million in 2001, $3.8 million in 2000, and $2.8 million in 1999.

Note 13:  Employee Stock Ownership Plan and Incentive Compensation Plans

Employee Stock Ownership Plan

         The Company has an Employee Stock Ownership Plan (ESOP) for U.S. employees. A related loan is guaranteed by the Company as to payment of principal and interest and, accordingly, the unpaid balance of the loan is included in the Company’s Consolidated Financial Statements as debt, offset by unearned compensation included in stockholders’ equity. The ESOP trust purchased 2,670,000 shares from the Company using the proceeds of the loan, all of which are considered outstanding for purposes of calculating earnings per share. Participants receive an allocation of shares held in the plan based on the amortization schedule of the loan borrowed by the ESOP to purchase the shares, and generally become vested over five years of Company service. Allocated shares are divided among participants based on relative compensation. Allocated and unallocated shares in the ESOP as of December 31, 2001 and 2000 are summarized below.

	Number of Shares

(in thousands)	2001	2000

Allocated shares	2,179	1,976

Shares committed to be allocated	206	203

Unallocated shares	285	491

Total ESOP shares	2,670	2,670

         The loan has a fifteen year maturity, with quarterly principal and interest payments. Under the current repayment plan, the loan will be repaid in July 2003. Interest rates are determined at the Company’s option based upon a percent of prime or the LIBOR and the Company’s consolidated debt to capitalization ratio.

         Dividends accrued on unallocated shares held by the ESOP are used to repay the loan and totaled $0.2 million in 2001 and in 2000, and $0.3 million in 1999. Dividends received on allocated shares held by the ESOP are allocated directly to participants’ accounts. Interest incurred on ESOP debt in 2001 was $0.3 million and $0.5 million in 2000 and in 1999. Compensation expense is recognized based on the amortization of the related loan. Compensation expense for 2001, 2000, and 1999 was $2.9 million, $2.7 million and $2.5 million, respectively.

Stock Option Plans

         The Company has a premium priced stock option plan, an incentive compensation plan and a nonemployee director stock plan. The premium price stock option plan and the incentive compensation plan provide for the granting of non-qualified premium priced and other stock options, restricted stock and other stock-based incentive awards for officers and key employees. As of December 31, 2001 an aggregate of approximately 19,621,000 shares of stock have been authorized for issuance for both the premium priced stock option plan and the incentive compensation plans, and 250,000 shares have been authorized for issuance under the nonemployee director stock plan.

         The premium priced options were granted in three tranches; the first tranche was assigned an exercise price equal to 120% of the fair market value of a share of common stock on the date of option grant, the second tranche was assigned an exercise price equal to 120% of the option exercise price of the first tranche, and the third tranche was assigned an exercise price equal to 120% of the option exercise price of the second tranche. These options vest and become exercisable upon the earlier of the date in which the fair value of the Company stock equals or exceeds the option exercise price or 5 years from the date of grant. Options expire six years after their original date of grant.

         For the incentive compensation plan, grants have historically provided that options become exercisable 25% per year beginning twelve months after the date of grant. Options generally expire ten years after their original date of grant. Options granted under the Company’s incentive compensation plan provide that an employee holding a stock option may exchange stock which the employee has owned for at least six months as payment against the exercise of their option. This provision applies to all options outstanding at December 31, 2001.

         Stock option activity under the Company’s premium priced stock option plan and the incentive compensation plans are summarized below.

	2001			2000			1999

			Weighted			Weighted			Weighted
	Number		Average	Number		Average	Number		Average
	of		Exercise	of		Exercise	of		Exercise
(in thousands, except option price data)	Shares		Price	Shares		Price	Shares		Price

Outstanding, beginning of year	7,772		$32.77	9,645		$30.06	6,835		$14.45

Options granted	4,573		98.02	2,180		54.32	4,955		44.77

Options exercised	(1,296)		23.36	(3,893)		38.06	(2,075)		13.99

Options cancelled	(220)		63.59	(160)		34.66	(70)		23.95

Outstanding, end of year	10,829		60.83	7,772		32.77	9,645		30.06

Exercisable, end of year	3,263		25.69	2,652		19.55	2,575		14.27

Weighted average fair value of options granted during the year		$23.55			$21.40			$9.79

         The fair value of each option granted during 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.50% in 2001, 0.60% in 2000, and 0.75% in 1999, expected volatility of 33.0% for 2001 and 34.0% for 2000 and 1999, risk-free interest rate of 4.8% in 2001, 6.6% in 2000, and 4.9% in 1999, and expected life of 5 years for 2001 and for 2000, and 4 years for 1999 grants.

         The following table summarizes stock options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable

		Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/01	Life	Price	at 12/31/01	Price

$10.53 – $13.81	1,115	4.4	$13.24	1,115	$13.24

$16.59 – $17.56	1,156	5.6	$17.31	884	$17.31

$26.44 – $34.66	1,575	6.8	$34.55	656	$34.53

$42.69 – $60.41	2,494	7.8	$51.65	605	$51.01

$75.13 – $110.30	3,699	7.5	$90.85	3	$78.13

$132.36	790	5.6	$132.36	—	—

	10,829			3,263

         No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards under the incentive compensation plan and the nonemployee director stock plan. Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings would have been reduced to the following pro forma amounts:

(in millions, except
per share data)
	2001	2000	1999

Net Earnings:

As reported	$224.9	$215.1	$188.2

Pro forma	$197.3	$195.9	$173.2

Earnings per share:

As reported basic	$1.71	$1.65	$1.42

As reported diluted	$1.68	$1.61	$1.39

Pro forma basic	$1.50	$1.50	$1.31

Pro forma diluted	$1.47	$1.47	$1.28

         These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

         Under the terms of the incentive compensation plan, the restricted stock awards are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. The Company did not grant any restricted stock in 2001 or 2000 and granted 180,000 shares of stock under the plan in 1999. The weighted average grant date price of the restricted stock grants was $35.26 in 1999. Grants of restricted stock are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized in expense over the vesting period. Compensation expense recognized under the restricted stock award plan was $1.7 million in 2001, $2.1 million in 2000, and $2.4 million in 1999.

         Under the terms of the nonemployee director stock plan, each eligible director received an initial grant of restricted stock and will receive additional grants upon re-election to the Board. As of December 31, 2001, there were 209,338 shares issued and outstanding under the plan. Compensation expense recognized under the plan was $1.1 million in 2001, $1.0 million in 2000, and $780,000 in 1999.

Note 14:  Financial Instruments

         In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to hedge these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

         The Company enters into derivative financial instruments with major financial institutions that have at least an “A” or equivalent credit rating. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk and management believes that such risk is remote.

Interest Rate Risk Management

         During 2001, the Company held interest rate swap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. The swap agreements allowed the Company to make long-term borrowings at floating rates then swap them into fixed rates that are anticipated to be lower than rates available to the Company if fixed rate borrowings were made directly. Since these interest rate swap agreements qualified as cash flow hedges, changes in fair value of these swap agreements were recorded in other comprehensive income to the extent that such changes were effective and as long as the cash flow hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement were recorded as components of interest expense in the accompanying Consolidated Statements of Earnings. The impact of interest rate risk management activities and cumulative deferred gains and losses recorded in “Accumulated Other Comprehensive Income” for years ended December 31, 2001, 2000 and 1999 were not material.

         The following table presents the notional amounts, maturity dates, and effective floating and fixed interest rates related to the Company’s interest rate swaps at December 31, 2000 (in millions):

		Interest Rate
Notional amount	Maturity date	Floating	Pay-Fixed

2,500¥	2001	0.57%	0.87%

2,000¥	2001	0.53%	0.84%

         At December 31, 2001, the Company did not have any interest rate swap agreements outstanding.

Foreign Exchange Risk Management

         The Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency forward and option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. Effective January 1, 2001, the Company’s management decided not to designate these derivative instruments as accounting hedges.

         The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen, British pound, Australian dollar, Canadian dollar and the euro.

         As all of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of foreign denominated intercompany receivables, the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign denominated intercompany receivables. As a result, current changes in both the foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying Consolidated Statements of Earnings.

         All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in Japanese yen, British pound, Australian dollar, Canadian dollar and the euro. As a result, the changes in the fair value of the foreign currency option contracts during 2001 are recorded through earnings as “Unrealized Gains on Derivative Instruments” while any realized gains on expired contracts are recorded through earnings as “Other, net” in the accompanying Consolidated Statements of Earnings. The premium cost of purchased foreign exchange option contracts are recorded in “Other Current Assets” and amortized over the life of the options.

         At December 31, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2001		2000

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Forward exchange contracts	$22.0	$0.2	$25.0	$(1.5)

Foreign currency options purchased	158.1	9.2	144.8	3.7

         The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2001 and 2000. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on income was a net realized gain of $1.2 million in 2001, a net realized gain of $4.9 million in 2000 and a net realized gain of $1.6 million in 1999 and are recorded as “Other, net” in the accompanying Consolidated Statements of Earnings.

Fair Value of Financial Instruments

         At December 31, 2001 and 2000, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair values of non-marketable equity investments, which represent either investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value information provided by these ventures.

         The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in millions):

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and equivalents	$781.9	$781.9	$773.9	$773.9

Non-current investments:

Marketable equity	8.8	8.8	15.1	15.1

Non-marketable equity	20.1	20.1	6.4	6.4

Notes payable	94.1	94.5	59.2	59.2

Long-term convertible, subordinated notes, net of discount	411.8	409.6	401.7	456.9

Long-term debt	108.8	112.3	183.0	185.3

         Marketable equity amounts include unrealized holding gains of $1.1 million at December 31, 2000. There were no unrealized holding gains or losses related to marketable equity investments at December 31, 2001. An impairment charge of $5.2 million was recorded in 2001 due to an other than temporary decline in value of certain marketable equity securities.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 15:  Commitments and Contingencies

         The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $32.0 million in 2001, $29.8 million in 2000, and $21.6 million in 1999.

         Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2001, are as follows: $25.9 million in 2002; $13.2 million in 2003; $7.6 million in 2004; $4.4 million in 2005; $3.5 million in 2006 and $5.1 million thereafter.

         The Company is involved in various litigation and claims arising in the normal course of business. On March 1, 2001, after concluding that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the investigational glaucoma drug, Lumigan®, the Company filed a declaratory relief lawsuit against Pharmacia (and related entities) in the United States District Court for the District of Delaware. In the lawsuit, the Company asked the court to issue a ruling that Lumigan® does not infringe certain patents owned or controlled by Pharmacia and also that such patents are not valid. On March 21, 2001, Pharmacia filed an answer to the complaint, denying Allergan’s allegations. Pharmacia and Columbia University also filed a counterclaim against Allergan, alleging that Allergan infringes the same two patents that Allergan identified in its complaint. On April 10, 2001, Allergan filed its answer to the counterclaim of Pharmacia and Columbia, as well as a counterclaim in reply against Columbia. Trial is currently scheduled to begin on October 21, 2002.

         On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Massachusetts. The lawsuit contends that 29 pharmaceutical companies, including the Company, violated the Sherman Antitrust Act, as well as the Racketeering Influenced and Corrupt Organization (RICO), by manipulating the average wholesale price of pharmaceuticals, selling drugs to healthcare providers at a price substantially less than the price healthcare providers charged Medicare beneficiaries and encouraging healthcare providers to claim Medicare reimbursement for free samples.

         On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of Acular®, the Company, along with Syntex, the holder of the patent, filed a patent infringement lawsuit against Apotex, Inc., Apotex Corp. and Novex Pharma in the Northern District of California. In addition, Allergan has filed a lawsuit in Canada against Apotex similarly relating to a generic version of Acular® in Canada. In the complaint, the Company and Syntex asked the Court to find that the Acular® patent at issue is valid and infringed by the drug product sought to be approved in the Apotex ANDA.

         On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, Allergan asked the Court to find that the Alphagan patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs.

         Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, the Company currently believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations. However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Note 16:  Business Segment Information

         The Company operates in regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales represented 55.4%, 51.7% and 48.1% of total product net sales in 2001, 2000, and 1999, respectively. In the United States, sales to one major customer represents 10%, 9% and 8% of total product sales in 2001, 2000 and 1999, respectively. No other country or single customer generates over 10% of total product net sales. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

         Operating income attributable to each operating segment is based upon the management assignment of costs to such regions which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Operating income for all operating segments and manufacturing operations also includes a charge for corporate services and asset utilization which permits management to better measure segment performance by including a cost of capital in the determination of operating income for each segment.

         Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs. For the years ended December 31, 2001, 2000 and 1999, corporate costs also include the reduction of costs related to the reversal of special charges for restructuring and asset write-offs.

         Identifiable assets, depreciation and amortization and capital expenditures are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments.

GEOGRAPHIC OPERATING SEGMENTS

	Net Sales			Operating Income

(in millions)	2001	2000	1999	2001	2000	1999

United States	$928.1	$803.8	$669.2	$438.2	$342.9	$264.3

Europe	344.5	354.9	377.1	89.8	96.6	113.4

Asia Pacific	239.2	233.8	211.3	52.3	44.9	24.1

Other	168.5	166.3	141.7	36.9	30.9	29.2

Segments total	1,680.3	1,558.8	1,399.3	617.2	515.3	431.0

Manufacturing operations	4.9	3.8	6.9	126.2	97.0	95.0

Research and development				(256.5)	(195.6)	(168.4)

Research services margin				4.2	3.5	2.9

Restructuring charge reversal				1.7	2.0	9.6

Asset write-off reversal				—	—	1.4

Elimination of inter-company profit				(190.1)	(152.6)	(150.6)

General corporate				18.4	26.8	42.6

Net sales and operating income	$1,685.2	$1,562.6	$1,406.2	$321.1	$296.4	$263.5

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures

(in millions)	2001	2000	1999	2001	2000	1999	2001	2000	1999

United States	$237.5	$213.9	$195.1	$25.9	$24.4	$22.0	$24.5	$23.8	$25.4

Europe	133.5	129.3	142.5	5.1	6.1	6.5	6.6	2.0	1.2

Asia Pacific	91.0	92.4	106.3	5.8	6.1	6.5	1.2	0.7	1.6

Other	92.7	93.0	67.8	6.2	7.1	4.0	2.9	3.6	2.0

Segments total	554.7	528.6	511.7	43.0	43.7	39.0	35.2	30.1	30.2

Manufacturing operations	315.6	309.0	316.1	25.3	28.4	29.7	17.1	29.5	27.7

Adjustments and eliminations	(24.0)	(12.2)	(24.5)	—	—	—	—	—	—

General corporate	1,199.9	1,145.6	535.8	6.7	5.6	5.1	37.6	7.3	5.4

Total	$2,046.2	$1,971.0	$1,339.1	$75.0	$77.7	$73.8	$89.9	$66.9	$63.3

         In each geographic segment the Company markets products in three product lines: Specialty Pharmaceuticals, Ophthalmic Surgical and Contact Lens Care. The Specialty Pharmaceutical line produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over the counter dermatological products; and Botox® Purified Neurotoxin Complex for movement disorders. The Ophthalmic Surgical product line produces intraocular lenses, phacoemulsification equipment, viscoelastics, and other products related to cataract surgery. The Contact Lens Care product line produces cleaning, storage and disinfection products for the consumer contact lens market. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for products in all geographic operating segments. There are no transfers of products between product lines.

PRODUCT NET SALES BY PRODUCT LINE

(in millions)	2001	2000	1999

Specialty Pharmaceuticals

Eye Care Pharmaceuticals	$745.8	$675.3	$571.2

Skin Care	78.9	68.7	76.6

Botox®	309.5	239.5	175.8

Total Specialty Pharmaceuticals	1,134.2	983.5	823.6

Optical Medical Devices

Ophthalmic Surgical	253.9	250.4	222.9

Contact Lens Care	297.1	328.7	359.7

Net sales	$1,685.2	$1,562.6	$1,406.2

Note 17: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

(in millions)	For the Year Ended 2001			For the Year Ended 2000			For the Year Ended 1999

except per share	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Computation of basic EPS:

Income available to common stockholders before cumulative effect of change in accounting principle	$226.7	131.8	$1.72	$215.1	130.7	$1.65	$188.2	132.2	$1.42

Effect of dilutive options:

Assumed stock option conversion		2.2			3.1			3.0

2.5% convertible subordinated notes	6.8	3.8			—			—

Computation of diluted EPS:

Income available to common stockholders assuming conversions before cumulative effect of change in accounting principle	$233.5	137.8	$1.69	$215.1	133.8	$1.61	$188.2	135.2	$1.39

         Options to purchase 4,489,615 shares of common stock at exercise prices ranging from $75.13 to $132.36 were outstanding at December 31, 2001. At December 31, 1999, options of 2,200,000 with an exercise price of $55.00 were outstanding. These outstanding options at December 31, 2001 and 1999 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. At December 31, 2000, there were no options which had an exercise price greater than the average market price of common shares.

         For the year ended December 31, 2001 the effect of approximately 3.8 million common shares related to convertible notes (Note 10) were dilutive and included in the computation of diluted EPS.

Note 18: Comprehensive Income

         The following table summarizes the components of comprehensive income for the years December 31:

(in millions)	2001			2000			1999

	Before tax	Tax (expense)	Net-of-tax	Before tax	Tax (expense)	Net-of-tax	Before tax	Tax (expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments:

Unrealized foreign currency translation adjustments	$(2.5)	$—	$(2.5)	$(2.8)	$—	$(2.8)	$(42.1)	$—	$(42.1)

Minimum pension liability adjustment	(8.9)	1.7	(7.2)	—	—	—	—	—	—

Unrealized gains on investments:

Unrealized holding gains arising during period	—	—	—	2.6	(0.9)	1.7	1.6	(0.6)	1.0

Less:

reclassification adjustment for gains/(losses) realized in net earnings	(1.7)	0.6	(1.1)	(0.6)	0.2	(0.4)	(6.1)	2.2	(3.9)

Net unrealized gains (losses) on investments	(1.7)	0.6	(1.1)	2.0	(0.7)	1.3	(4.5)	1.6	(2.9)

Other comprehensive loss	$(13.1)	$2.3	(10.8)	$(0.8)	$(0.7)	(1.5)	$(46.6)	$1.6	(45.0)

Net earnings			224.9			215.1			188.2

Total comprehensive income			$214.1			$213.6			$143.2

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates.

Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Ethics adopted by the Board of Directors, applicable to all employees of the Company and its subsidiaries. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets.

The Audit and Finance Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls, auditing and financial reporting matters and to discharge its responsibilities outlined in its written charter. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

The independent auditors, KPMG LLP, were recommended by the Audit and Finance Committee of the Board of Directors and selected by the Board of Directors. KPMG LLP was engaged to audit the 2001, 2000, and 1999 consolidated financial statements of Allergan, Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page 69 of this report.

January 22, 2002

David E. I. Pyott
Chairman of the Board, President and Chief Executive Officer

Eric K. Brandt
Corporate Vice President and
Chief Financial Officer

James M. Hindman
Senior Vice President, Controller
and Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Allergan, Inc.:

We have audited the accompanying consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allergan, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Costa Mesa, California
January 22, 2002

QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

2001 (a)

Product net sales	$396.1	$417.2	$418.8	$453.1	$1,685.2

Product gross margin	296.8	317.4	315.2	345.6	1,275.0

Research service revenues, primarily from a related party (through April 16, 2001)	26.9	14.6	8.2	10.6	60.3

Research services margin	1.3	1.2	0.7	1.0	4.2

Operating income	63.7	44.8	93.6	119.0	321.1

Earnings before cumulative effect of change in accounting principle	53.9	21.9	66.8	84.1	226.7

Net earnings	52.1	21.9	66.8	84.1	224.9

Basic earnings per share before cumulative effect of change in accounting principle	0.41	0.17	0.51	0.64	1.72

Net basic earnings per share	0.40	0.17	0.51	0.64	1.71

Diluted earnings per share before cumulative effect of change in accounting principle	0.40	0.16	0.50	0.63	1.69

Net diluted earnings per share	0.39	0.16	0.50	0.63	1.68

2000 (b)

Product net sales	$376.2	$404.1	$381.6	$400.7	$1,562.6

Product gross margin	272.8	291.9	277.0	291.8	1,133.5

Research service revenues, primarily from a related party	15.6	13.8	15.1	18.4	62.9

Research services margin	0.8	0.8	0.9	1.0	3.5

Operating income	63.2	73.7	74.5	85.0	296.4

Net earnings	43.5	51.9	54.6	65.1	215.1

Basic earnings per share	0.33	0.40	0.42	0.50	1.65

Diluted earnings per share	0.33	0.39	0.41	0.48	1.61

(a) Fiscal quarters in 2001 ended on March 30, June 29, September 28 and December 31.

(b) Fiscal quarters in 2000 ended on March 31, June 30, September 29 and December 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of Allergan, Inc.

         Information under this Item is included in the registrant’s proxy statement in the section entitled “Election of Directors” for the annual meeting of stockholders to be held on April 24, 2002 (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2001 and which is incorporated herein by reference. Information with respect to executive officers is included on pages 14-16 of this Form 10-K.

         The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation

         The section entitled “Executive Compensation,” and the subsection entitled “Director Compensation” included in the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The common stock information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The sections entitled “Other Matters” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Index to Financial Statements

1.	Financial Statements included in Part II of this report:

2.	Schedules Supporting the Consolidated Financial Statements:

Page No.
Schedule numbered in accordance with Rule 5-04 of Regulation S-X: II Valuation and Qualifying Accounts	S-8

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of 2001.

(c)  Item 601 Exhibits

         Reference is made to the Index of Exhibits beginning at page S-3 of this report.

(d)  Other Financial Statements

         There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2002	ALLERGAN, INC.

		By	/s/ DAVID E.I. PYOTT

David E.I. Pyott Chairman of the Board, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	February 20, 2002	By	/s/ DAVID E.I. PYOTT

David E.I. Pyott, Chairman of the Board, President and Chief Executive Officer

Date:	March 1, 2002	By	/s/ ERIC BRANDT

Eric K. Brandt Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2002	By	/s/ JAMES M. HINDMAN

James M. Hindman Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 19, 2002	By	/s/ HERBERT W. BOYER

Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date:	March 1, 2002	By	/s/ RONALD M. CRESSWELL

Ronald M. Cresswell, D.Sc., Director

Date:	February 19, 2002	By	/s/ HANDEL E. EVANS

Handel E. Evans, Director

Date:	February 21, 2002	By	/s/ MICHAEL R. GALLAGHER

Michael R. Gallagher, Director

Date:	February 19, 2002	By	/s/ WILLIAM R. GRANT

William R. Grant, Director

Date:	February 21, 2002	By	/s/ GAVIN S. HERBERT

Gavin S. Herbert, Director and Chairman Emeritus

Date:	February 27, 2002	By	/s/ LESTER J. KAPLAN

Lester J. Kaplan, Ph.D., Director

Date:	March 1, 2002	By	/s/ KAREN R. OSAR

Karen R. Osar, Director

Date:	March 1, 2002	By	/s/ LOUIS T. ROSSO

Louis T. Rosso, Director

Date:	February 19, 2002	By	/s/ LEONARD D. SCHAEFFER

Leonard D. Schaeffer, Director

Date:	February 14, 2002	By	/s/ ANTHONY H. WILD

Anthony H. Wild, Ph.D., Director

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent

4.4	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)

4.5	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)

Exhibit
Number	Description

4.6	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)

10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)

10.2	Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.3	Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 16, 2000) *

10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*

10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.6	Allergan, Inc. Employee Stock Ownership Plan (Restated 2001)

10.7	Allergan, Inc. Savings and Investment Plan (Restated 2001)

10.8	Allergan, Inc. Pension Plan (Restated 2001)

10.9	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.10	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.11	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.12	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

Exhibit
Number	Description

10.13	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.14	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.15	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999) *

10.16	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.17	Allergan, Inc. 2002 Management Bonus Plan*

10.18	Allergan, Inc. 2002 AMO Pre-Spin Management Bonus Plan *

10.19	Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94157, filed January 6, 2000) *

10.20	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000) (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000) *

10.21	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the Quarter ended June 29, 2001) *

10.22	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (restated 2000)

10.23	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*

10.24	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)

10.25	$250,000,000 Credit Agreement dated as of December 22, 1993 and amended and restated as of May 10, 1996 among the Company, as Borrower and Guarantor, the Eligible

Exhibit
Number	Description

Subsidiaries Referred to Therein, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Agent and Bank of America National Trust and Savings Association, as Co-Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.26	Amendment No. 1 to the Credit Agreement, dated March 5, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the Quarter ended June 26, 1998)

10.27	Amended and Restated Credit Agreement, dated March 24, 1998 (incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.28	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 8, 2000 (incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.29	Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and Allergan Specialty Therapeutics, Inc. (“ASTI”) (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.30	Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 27, 1998)

10.31	License Option Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.32	Distribution Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)

10.33	Letter Agreement by and between Allergan, Inc. and Francis R. Tunney, Jr., dated July 20, 2001*

10.34	Retention Agreement by and between Allergan, Inc. and James V. Mazzo, dated January 18, 2002*

21	List of Subsidiaries of Allergan, Inc.

23	Report on schedule and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527,

Exhibit
Number	Description

33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524 and 333-65176.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SCHEDULE II

ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN MILLIONS)

	Balance at					Balance
	Beginning					at End
	of Year	Additions		Deductions		of Year

2001	$4.0	$1.5	(a)	$0.6	(b)	$4.9

2000	$5.4	$0.1	(a)	$1.5	(b)	$4.0

1999	$6.7	$0.3	(a)	$1.6	(b)	$5.4

(a)	Provision charged to earnings.

(b)	Accounts written off.