Form 10-Q
period 2002-03-29
ALLERGAN INC
filed 2002-05-13
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 29, 2002	COMMISSION FILE NUMBER 1-10269

ALLERGAN, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION 95-1622442

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

(1)	yes	no

(2)	yes	no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 3, 2002 there were 134,254,772 shares of common stock outstanding (including 5,006,283 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 2002

INDEX

			Page

PART I — FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS

	(A)	Unaudited Condensed Consolidated Statements of Earnings — Three Months Ended March 29, 2002 and March 30, 2001	3

	(B)	Unaudited Condensed Consolidated Balance Sheets — March 29, 2002 and December 31, 2001	4

	(C)	Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended March 29, 2002 and March 30, 2001	5

	(D)	Notes to Unaudited Condensed Consolidated Financial Statements	6-15

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		16-23

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		24-25

	CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES		26-28

PART II — OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS		29-30

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		30-31

ITEM 6 -	EXHIBITS AND REPORTS ON FORM 8-K		31

Signature			32

PART I — FINANCIAL INFORMATION

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

	Three months
	Ended

	March 29,	March 30,
	2002	2001

Product sales

Net sales	$432.2	$396.1

Cost of sales	89.2	99.3

Product gross margin	343.0	296.8

Research services

Research service revenues, (primarily from a related party in 2001)	9.5	26.9

Cost of research services	8.6	25.6

Research service margin	0.9	1.3

Operating costs and expenses

Selling, general and administrative	202.0	189.2

Research and development	61.0	45.7

Technology fees from related party	—	(0.5)

Restructuring charge	13.2	—

Operating income	67.7	63.7

Non-operating income (expense)

Interest income	3.6	11.0

Interest expense	(5.0)	(5.3)

Unrealized (loss)/gain on derivative instruments	(0.8)	6.0

Loss on equity investments	(8.0)	—

Other, net	4.2	0.6

	(6.0)	12.3

Earnings before income taxes and minority interest	61.7	76.0

Provision for income taxes	17.9	22.0

Minority interest	—	0.1

Earnings before cumulative effect of change in accounting principle	43.8	53.9

Cumulative effect of change in accounting principle, net of $0.7 million of tax	—	(1.8)

Net earnings	$43.8	$52.1

Basic:

Before cumulative effect of change in accounting principle	$0.34	$0.41

Cumulative effect of accounting change, net	—	(0.01)

Net basic earnings per share	$0.34	$0.40

Diluted:

Before cumulative effect of change in accounting principle	$0.33	$0.40

Cumulative effect of accounting change, net	—	(0.01)

Net diluted earnings per share	$0.33	$0.39

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 29,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and equivalents	$679.7	$781.9

Trade receivables, net	286.3	279.4

Inventories	127.8	120.2

Other current assets	126.4	143.8

Total current assets	1,220.2	1,325.3

Investments and other assets	259.9	205.3

Property, plant and equipment, net	378.8	388.7

Goodwill	109.0	109.8

Intangibles, net	18.4	17.1

Total assets	$1,986.3	$2,046.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$93.7	$94.1

Accounts payable	91.8	104.3

Accrued expenses	187.1	177.2

Income taxes	96.7	114.4

Total current liabilities	469.3	490.0

Long-term debt	179.0	108.8

Long-term convertible subordinated notes, net of discount	414.4	411.8

Other liabilities	74.7	57.0

Commitments and contingencies

Minority interest	1.2	1.2

Stockholders’ equity:

Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—

Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3

Additional paid-in capital	326.7	321.6

Accumulated other comprehensive loss	(68.9)	(61.6)

Retained earnings	956.1	928.4

	1,215.2	1,189.7

Less — treasury stock, at cost (5,305,000 and 3,005,000 shares)	(367.5)	(212.3)

Total stockholders’ equity	847.7	977.4

Total liabilities and stockholders’ equity	$1,986.3	$2,046.2

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three months
	Ended

	March 29,	March 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$43.8	$52.1

Non cash items included in net earnings:

Cumulative effect of accounting change for derivative instruments	—	2.5

Restructuring charge	13.2	—

Depreciation and amortization	15.0	18.7

Amortization of prepaid royalties	0.1	0.1

Amortization of original issue discount	2.6	2.5

Deferred income taxes (benefit)	0.4	(3.1)

Loss on equity investments and assets	8.3	0.1

Unrealized loss/(gain) on derivative instruments	0.8	(6.0)

Minority interest	—	0.1

Expense of compensation plans	3.0	3.1

Changes in assets and liabilities:

Trade receivables	(11.6)	(17.4)

Inventories	(8.3)	(8.3)

Other current assets	8.9	(9.8)

Accounts payable	(14.0)	(5.2)

Accrued expenses and other liabilities	0.9	9.7

Income taxes	(13.7)	14.5

Other non-current assets	(39.5)	(6.6)

Net cash provided by operating activities	9.9	47.0

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(8.1)	(12.5)

Proceeds from the sale of property, plant and equipment	2.3	0.3

Other, net	(4.2)	(3.0)

Net cash used in investing activities	(10.0)	(15.2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to stockholders	(11.7)	(11.9)

Net borrowings under commercial paper obligations	72.1	—

Net repayments of notes payable	(0.5)	(1.1)

Sale of stock to employees	4.0	13.5

Repayments of long term debt	(0.9)	(0.8)

Payments to acquire treasury stock	(163.5)	(53.2)

Net cash used in financing activities	(100.5)	(53.5)

Effect of exchange rate changes on cash and equivalents	(1.6)	(4.8)

Net decrease in cash and equivalents	(102.2)	(26.5)

Cash and equivalents at beginning of period	781.9	773.9

Cash and equivalents at end of period	$679.7	$747.4

Supplemental disclosure of cash flow information Cash paid for:

Interest (net of capitalization)	$5.2	$4.4

Income taxes	$21.8	$4.1

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. The results of operations for the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.      Advanced Medical Optics, Inc. Spin-off Transaction

         On January 22, 2002, the Company announced its intention to separate the specialty pharmaceutical and the ophthalmic surgical and contact lens care product lines into two separate companies. The Company, subject to certain conditions, intends to launch a new company (which has been named Advanced Medical Optics, Inc.) by spinning off the ophthalmic surgical and contact lens care businesses to its stockholders by means of a tax-free dividend. The ophthalmic surgical business includes intraocular lenses, phacoemulsification equipment, viscoelastics and other refractive surgical products. The contact lens care product line consists of disinfecting solutions, daily cleaners, enzymatic cleaners and lens rewetting drops. The spin-off is expected to be completed by approximately July 1, 2002 and Advanced Medical Optics, Inc. (AMO) is expected to raise approximately $275 million in debt financing at or before the time of the spin-off. The net proceeds of such debt financing are expected to be used by AMO to purchase various assets from the Company in connection with its restructuring and the formation of AMO, to pay-off certain existing debt and remit any remaining balance to the Company in connection with the distribution. The Company and AMO expect to incur estimated expenses of approximately $150 million to $200 million in connection with costs associated with the spin-off. Through the end of the first quarter of 2002, actual costs incurred by the Company, including restructuring and duplicate operating expenses, were approximately $26.6 million. This amount includes $4.4 million in costs incurred prior to 2002. Additionally, management has estimated that approximately $50 million to $60 million of additional annual costs will be incurred by AMO and approximately $15 million to $20 million of additional net costs will be incurred by the Company associated with disynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of the companies.

Subsequent to the spin-off of AMO, the Company expects to reflect AMO as a discontinued operation in accordance with SFAS No. 144.

As the Company does not account for its AMO businesses on the basis of separate legal entities, the following financial information summarizes the assets, liabilities, revenues and gross margin directly attributable to AMO’s operations. The AMO financial information includes allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

amounts have been allocated to AMO on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by AMO. Management believes the methods used to allocate these amounts are reasonable. However, the financial information included below does not purport to be indicative of the results of AMO or “Allergan, Inc. without AMO” in the future or what the financial position or results of operations would have been had AMO and “Allergan, Inc. without AMO” been separate, stand alone entities during the periods presented.

Below is a summary of certain unaudited financial information for the Company, AMO and the Company without AMO for the quarters ended March:

	2002

			Allergan, Inc.
(In millions)	Allergan, Inc.	AMO	without AMO

Statement of Earnings Data

Net sales	$432.2	$114.0	$318.2

Product gross margin	343.0	69.7	273.3

Earnings before income taxes and minority interest	61.7	7.6	54.1

Net earnings	43.8	4.7	39.1

Balance Sheet Data

Current assets	1,220.2	184.1	1,036.1

Total assets	1,986.3	348.9	1,637.4

Current liabilities	469.3	70.4	398.9

Long-term debt	593.4	75.2	518.2

Total liabilities	1,138.6	149.0	989.6

Stockholders’ equity	847.7	199.9	647.8

	2001

			Allergan, Inc.
(In millions)	Allergan, Inc.	AMO	without AMO

Statement of Earnings Data

Net sales	$396.1	$120.8	$275.3

Product gross margin	296.8	70.5	226.3

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	76.0	1.7	74.3

Net earnings	52.1	0.8	51.3

Balance Sheet Data (December 31, 2001)

Current assets	1,325.3	210.6	1,114.7

Total assets	2,046.2	377.5	1,668.7

Current liabilities	490.0	85.6	404.4

Long-term debt	520.6	75.8	444.8

Total liabilities	1,068.8	163.6	905.2

Stockholders’ equity	977.4	213.9	763.5

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.  Restructuring Charge

         In conjunction with the AMO spin-off, as more fully described in Note 2, the Company has recorded a $13.2 million pre-tax restructuring charge in the first quarter ended March 29, 2002. The restructuring charge represents certain costs that are part of a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. These costs consist primarily of employee severance and asset write-offs related to surgical and contact lens care research and manufacturing facilities. The restructure and spin-off activities through March 29, 2002 include a workforce reduction of 139 positions over a one year period. Additional restructuring charges are expected to be incurred in the second and third quarters of 2002.

The following table presents the restructuring activities through March 29, 2002 (in millions):

	Payments	Facility
	to	Closure
	Employees	and
	Involuntarily	Consolidation	Other	Total
	Terminated	Costs	Costs	Restructuring

Net charge during quarter ended March 29, 2002	$7.5	$5.2	$0.5	$13.2

Assets written off	—	(4.4)	—	(4.4)

Spending	(1.7)	—	(0.4)	(2.1)

Balances as of March 29, 2002	$5.8	$0.8	$0.1	$6.7

4.  Recently Adopted Accounting Standards

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

         Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002, for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company is also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, which did not result in a negative impact on the Company’s Consolidated Financial Statements. At March 29, 2002, the components of amortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	March 29, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
(In millions)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:

Licensing	$7.9	$(6.2)	$7.3	$(6.1)

Trademarks	3.7	(1.2)	4.3	(1.7)

Other	11.4	(11.1)	11.1	(11.0)

	23.0	(18.5)	22.7	(18.8)

Unamortized Intangible Assets:

Product Marketing Rights	12.8	—	13.2	—

Licensing	1.1	—	—	—

	$36.9	$(18.5)	$35.9	$(18.8)

Product marketing rights represent future commercialization rights on certain compounds and research projects. During the first quarter ended March 29, 2002, the Company determined that the carrying value of these capitalized product marketing rights was impaired by approximately $0.4 million as a result of certain compound and research project failures. This impairment was recorded as a selling, general and administrative expense.

Aggregate amortization expense for amortized intangible assets for the quarters ended March 29, 2002 and March 30, 2001 was $0.2 million and $0.4 million, respectively.

Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005 and 2006 are $1.2 million, $1.2 million, $1.2 million, $0.6 million and zero, respectively.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Goodwill

(In millions)	March 29, 2002

Goodwill:

United States	$17.7

Europe	0.5

Asia Pacific	22.6

Manufacturing operations	64.8

Other	3.4

$109.0

There was no activity related to goodwill during the quarter ended March 29, 2002.

Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

(In millions except per share amounts)

	For the quarters
	ended March

	2002	2001

Net earnings	$43.8	$52.1
Add back:

Goodwill amortization, net of tax	—	2.0

Adjusted net earnings	$43.8	$54.1

Basic earnings per share:

Net earnings per share	$0.34	$0.40

Goodwill amortization	—	0.02

Adjusted net earnings per share	$0.34	$0.42

Diluted earnings per share:

Net earnings per share	$0.33	$0.39

Goodwill amortization	—	0.02

Adjusted net earnings per share	$0.33	$0.41

In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

held for sale. The Company adopted the provisions of SFAS No. 144 during the quarter ended March 29, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company’s financial statements.

5.  Inventories

         Components of inventories were:

	March 29,	December 31,
	2002	2001

(In millions)
Finished goods	$82.5	78.6

Work in process	17.4	22.5

Raw materials	27.9	19.1

Total	$127.8	$120.2

6.  Income Taxes

         Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non-U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

7.  Litigation

         The Company is involved in various lawsuits and claims arising in the normal course of business. On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc, v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Massachusetts. On March 18, 2002, plaintiffs filed an amended complaint. The lawsuit contends that 23 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO), by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices.

         On November 15, 2001, based upon a belief that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the glaucoma drug Lumigan® in Europe, Allergan filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia and related entities in the Swedish District Court. The action requests a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia. On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

by alleging, among other things, that Lumigan® infringes the patent at issue.

         On January 31, 2002, Allergan filed an action for a declaration of non-infringement and for revocation of the Pharmacia patent in the High Court of Justice in the United Kingdom. In the lawsuit, Allergan asked the court to issue a ruling that Lumigan® does not infringe a patent owned or controlled by Pharmacia and also that such patent is not valid. On March 15, 2002, Pharmacia filed a defense in the UK, denying Allergan’s allegations. On March 27, 2002, Pharmacia filed a counterclaim against Allergan in the UK action, alleging that Lumigan® infringes the patent at issue. Allergan has filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the same patent that is being contested in the UK.

         On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon filed a motion for summary judgment, which was granted on May 8, 2002. Allergan intends to appeal this ruling to the Federal Circuit Court of Appeals.

         The ultimate outcome of any pending litigation or claims cannot be ascertained at this time. Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could affect the Company’s ability to sell one or more of its products or could result in additional competition. Additionally, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8.  Earnings Per Share

         The following table presents the computation of basic and diluted earnings per share:

	First Quarter

	ended March 29, 2002			ended March 30, 2001
(In millions,
except per	Income	Shares	Per-Share	Income	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Computation of basic EPS:

Income available to common stockholders before cumulative effect of change in accounting principle	$43.8	130.3	$0.34	$53.9	131.9	$0.41

Effect of dilutive options:

Assumed stock option conversions		1.6			2.2

Computation of diluted EPS:

Income available to common stockholders assuming conversions and before cumulative effect of change in accounting principle	$43.8	131.9	$0.33	$53.9	134.1	$0.40

Options to purchase 4,445,340 shares of common stock at exercise prices ranging from $72.53 to $132.36 were outstanding as of March 29, 2002. Additionally, options to purchase 2,027,685 shares of common stock

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

at exercise prices ranging from $82.60 to $96.16 were outstanding at March 30, 2001. These options were not included in the computation of diluted earnings per share at March 29, 2002 or March 30, 2001, as appropriate, because the effect would be antidilutive.

Additionally, for the three months ended March 29, 2002 and March 30, 2001, the effect of approximately 3.8 million common shares related to the long-term convertible subordinated notes were not included in the computation of diluted earnings per share because the effect would be antidilutive.

9.  Comprehensive Income

         The following table summarizes components of comprehensive income for the quarters ended:

	March 29, 2002			March 30, 2001

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(7.7)	—	$(7.7)	$(2.8)	—	$(2.8)

Unrealized holding gains/(losses) arising during period	0.6	(0.2)	0.4	(10.5)	3.9	(6.6)

Other comprehensive loss	$(7.1)	(0.2)	(7.3)	$(13.3)	3.9	(9.4)

Net earnings			43.8			52.1

Total comprehensive income			$36.5			$42.7

10.  Business Segment Information

         The Company operates in Regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 62.2% and 58.2% of total product net sales in the quarters ended March 29, 2002 and March 30, 2001, respectively. In the United States, sales to two major customers represented 24.7% and 21.5% of total product sales in the quarters ended March 29, 2002 and March 30, 2001, respectively. No other country, or single customer, generates over 10% of total product net sales. Operations for the Europe Region also include sales to

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand. Operating income attributable to each operating segment is based upon the management assignment of costs to such regions which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Operating income for all operating segments and manufacturing operations also includes a charge for corporate services and asset utilization which permits management to better measure segment performance by including a cost of capital in the determination of operating income for each segment.

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs. For the quarter ended March 29, 2002, corporate costs also include costs related to restructuring activities.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 2001.

GEOGRAPHIC OPERATING SEGMENTS

	Net Sales		Operating Income (Loss)

	1st Qtr.	1st Qtr.	1st Qtr.	1st Qtr.
(In millions)	2002	2001	2002	2001

United States	$268.0	$229.3	$130.1	$97.6

Europe	74.2	80.4	7.9	11.6

Asia Pacific	53.5	47.2	8.9	3.4

Other	35.6	38.0	8.1	4.5

Segments total	431.3	394.9	155.0	117.1

Manufacturing operations	0.9	1.2	11.9	22.4

Research and development			(61.0)	(45.7)

Research services margin			0.9	1.3

Restructuring charge			(13.2)	—

Elimination of intercompany profit			(22.5)	(36.7)

General corporate			(3.4)	5.3

Total	$432.2	$396.1	$67.7	$63.7

11.  Subsequent Event

         On April 24, 2002 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable June 13, 2002 to stockholders of record on May 17, 2002.

ALLERGAN, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

REVENUE RECOGNITION

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (i.e., F.O.B. shipping point), with the exception of intraocular lenses, which are distributed on a consignment basis and recognized as revenue upon implantation in a patient. The Company generally permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved.

Research service revenue is recognized and related costs are recorded as services are performed under research service agreements. At such time, the research service customers are obligated to pay, and such obligation is not refundable.

The Company recognizes as other income, license fees based upon the facts and circumstances of each licensing agreement. In general, the Company recognizes income on signing of a license agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license.

RESULTS OF OPERATIONS

The following table compares 2002 and 2001 net sales by Product Line for the first quarter periods:

	Three Months
	Ended

	March 29,	March 30,
Net Sales by Product Line (in millions):	2002	2001

Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$207.8	$189.7

Skin Care	21.8	18.0

BOTOX®/Neuromuscular	88.6	67.6

	318.2	275.3

Optical Medical Devices
Ophthalmic Surgical	57.4	56.7

Contact Lens Care	56.6	64.1

Total Net Sales	$432.2	$396.1

For the quarter ended March 29, 2002, total net sales increased by $36.1 million or 9.1% to $432.2 million as compared to the first quarter of 2001.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

RESULTS OF OPERATIONS (Continued)

The impact of foreign currency changes for the three month period ended March 29, 2002 decreased net sales by $11.0 million from the prior comparable period. At constant currency rates, sales increased $47.1 million or 11.9%. Sales in the U.S. were 62.2% of total product net sales for the quarter ended March 29, 2002, which represents a 4.0 percentage point increase over the 58.2% rate for the first quarter of 2001. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. eye care pharmaceutical, skin care and Botox®/neurotoxin sales.

The $11.0 million impact of foreign currency changes for the three month period ended March 29, 2002 primarily affected the eye care pharmaceutical, ophthalmic surgical and contact lens care product lines. Eye care pharmaceutical sales were reduced by $3.6 million in the first quarter of 2002 compared to sales calculated at constant currency rates, primarily as a result of the weakness in the Euro and the Brazilian Real. Ophthalmic surgical and contact lens care sales were reduced by $2.3 million and $3.5 million, respectively, compared to the amounts calculated at constant currency rates in the first quarter of 2002 primarily as a result of weakness in the Euro and the Japanese Yen.

The $36.1 million increase in net sales in the first quarter was primarily the result of increases in sales in three product lines, partially offset by a decrease in sales of contact lens care products. Botox® Purified Neurotoxin Complex sales increased by $21.0 million, eye care pharmaceutical sales increased by $18.1 million and skin care sales increased by $3.8 million in the first quarter of 2002 compared to 2001. Botox® sales increased as a result of strong growth in both the United States and international markets. Allergan believes its worldwide market share is over 80% for medical neurotoxins including Botox®. Although the market for neurotoxins continues to expand, the rate of growth of Botox® was slightly impacted by the introduction of a competing toxin in 2001. Eye care pharmaceutical sales increased primarily because of growth in sales of the Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® and Alphagan® P, and the Company’s relatively new glaucoma drug Lumigan™. Skin care sales increased primarily due to strong sales of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne. The decline in sales of contact lens care products in the first quarter of 2002 compared to 2001 was primarily the result of a decrease in U.S. sales of private-label cold-chemical one-bottle disinfection systems.

Allergan’s gross margin percentage for the first quarter of 2002 was 79.4% of net sales, which represents a 4.5 percentage point increase from the 74.9% rate for the first quarter of 2001. The gross margin percentage increased in the first quarter of 2002 compared to 2001 primarily as a result of shifts in the mix of products sold to higher margin eye care pharmaceutical and Botox®/neurotoxin products and a general increase in the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

RESULTS OF OPERATIONS (Continued)

gross margins of all product lines. Gross margin in dollars increased in 2002 over the first quarter of 2001 by $46.2 million or 15.6% as a result of the 9.1% increase in net sales and the 4.5 percentage point increase in gross margin percentage.

Selling, general and administrative (SG&A) expenses were $202.0 million or 46.7% of net sales in the first quarter of 2002 compared to $189.2 million or 47.8% of net sales in 2001. The increase in SG&A dollars was a result of higher promotion, selling and marketing expenses supporting the increase in consolidated sales, especially for Lumigan™, Alphagan® P and Botox® sales in the United States, and an increase in general and administrative costs which included $9.0 million of duplicate operating expenses associated with the spin-off of AMO. Duplicate operating expenses include advisory fees, salary and recruiting costs associated with hiring executives for AMO. SG&A in the first quarter of 2001 included approximately $3.0 million of goodwill amortization. Beginning in 2002, the Company no longer amortizes goodwill as required by SFAS No. 142. As a percentage of net sales, SG&A declined in the first quarter of 2002 compared to 2001 due primarily to lower selling expenses as a percentage of sales for contact lens care and ophthalmic surgical products.

Research and development expenses increased in the first quarter of 2002 by $15.3 million, or 33.5%, to $61.0 million compared to $45.7 million for the same period last year. Research and development spending increased in 2002 as a result of higher rates of investment in Botox® and eye care pharmaceutical research and development.

During the first quarter of 2002, the Company recorded a $13.2 million pre-tax restructuring charge representing certain costs incurred in connection with a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. These costs consisted primarily of employee severance and asset write-offs related to surgical and contact lens care research and manufacturing facilities. The Company expects to incur additional restructuring charges in the second and third quarters of 2002 as the spin-off of the surgical and contact lens care businesses is completed.

Operating income in the first quarter of 2002 was $67.7 million compared to $63.7 million for the first quarter of 2001. The $4.0 million increase was due primarily to the $46.2 million increase in gross margin, partially offset by the increase in SG&A and research and development expenses and the $13.2 million restructuring charge.

Non-operating expenses in the first quarter of 2002 include a pre-tax loss of $8.0 million associated with the permanent impairment of the Company’s equity investment in Ista Pharmaceuticals, Inc. “Other” non-operating income in the first quarter of 2002 includes a $5.0 million benefit resulting from the settlement of a collaboration relationship. Interest

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

RESULTS OF OPERATIONS (Continued)

income decreased $7.4 million to $3.6 million in the first quarter of 2002 compared to $11.0 million in the same period last year. The decline in interest income was primarily the result of lower average cash and equivalent balances earning interest and lower interest rates in 2002. The Company recorded an unrealized loss on derivative instruments of $0.8 million in the first quarter of 2002 compared to an unrealized gain of $6.0 million in the first quarter of 2001. The Company records as “unrealized gains/(losses) on derivative instruments” the mark to market adjustments on its outstanding foreign currency options which the Company enters into to reduce the volatility of expected earnings in currencies other than U.S. dollars.

The effective tax rate for the first three months of 2002 was 29.0% compared to the effective tax rate of 28.9% in the first quarter of 2001 and the full year 2001 effective tax rate of 29.0%, excluding the negative effect of a non-deductible $40.0 million charge for in-process research and development recorded in the second quarter of 2001.

Net earnings in the first quarter of 2002 were $43.8 million compared to $52.1 million for the same period last year. The $8.3 million decline in net earnings in 2002 is primarily the result of an increase in total non-operating expenses of $18.3 million which more than offset the $4.0 million increase in operating income and the $4.1 million decrease in the provision for income taxes. Net earnings for the first quarter of 2001 also included a $1.8 million after-tax loss related to the adoption of SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2002, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $306.5 million through 2002 and $287.7 million through 2003. The note program allows the Company to issue up to an additional $35 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. In connection with the AMO spin-off, the Company will work with its lenders to revise, if required, its financial covenants in order to remain in compliance with its credit agreements. As of March 29, 2002, the Company had $128.6 million in borrowings under four of the credit facilities and $75 million in borrowings under the note program.

The net cash provided by operating activities for the three months ended March 29, 2002 was $9.9 million compared to $47.0 million for the three months ended March 30, 2001. The decrease in net cash provided by operating activities of $37.1 million was primarily due to an increased

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

cash outflow in other non-current assets resulting from a pension contribution in the amount of approximately $36 million during the quarter ended March 29, 2002 and an increase in income taxes paid, partially offset by a decrease in other current assets compared to 2001.

Cash used in investing activities in the first quarter of 2002 was $10.0 million. Cash used in investing activities in the first quarter of 2001 was $15.2 million. The Company invested $8.1 million in new facilities and equipment during the three months ended March 29, 2002 compared to $12.5 million during the same period in 2001. The Company expects to invest $100 million to $110 million in a new research and development facility and property, plant and equipment in 2002.

Cash used in financing activities was $100.5 million in the first quarter of 2002 compared to cash used of $53.5 million in the first quarter of 2001. The Company borrowed $72.1 million under commercial paper arrangements in the first quarter of 2002. Dividends paid to stockholders were $11.7 million in the first quarter of 2002 and $11.9 million in the first quarter of 2001. During the first quarter of 2002, cash used in financing activities includes $163.5 million used to repurchase treasury stock compared to $53.2 million in the first quarter of 2001. The Company is uncertain as to the level of treasury stock repurchases to be made in the future.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company’s existing credit facilities and existing cash and equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company and AMO believe they will incur approximately $125 million to $175 million in additional expenses subsequent to March 29, 2002 related to restructuring and duplicate operating costs associated with the AMO spin-off as more fully described in Note 2 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. A substantial portion of the restructuring costs result from required write-downs and/or write-offs of assets on the Company’s balance sheet rather than actual payments to a third party and thus do not have a cash flow implication.

Bardeen Sciences Company, LLC

In April 2001, the Company contributed the rights to certain compounds and research projects (currently consisting of the following: Memantine, Androgen Tears, Tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”)) to Bardeen Sciences Company, LLC (“BSC”) in exchange for future commercialization rights and a contingent call

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

option (the “Option”). Under certain circumstances, additional compounds and projects may be added to the Portfolio. The selection of those compounds requires unanimous BSC board approval. The Portfolio does not consist of proprietary basic technology necessary to the Company’s ongoing operations. BSC was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. BSC is wholly owned by an independent third-party investor entity, Farallon Pharma Investors (the “Investor”), which has committed $250 million in capital investment to BSC over the five year strategic plan period. Neither the Company nor any officer or director of the Company owns any interest in the Investor or any interest in BSC. The Investor has voting control of BSC and has the substantive risks and rewards of ownership of BSC. The Company has certain protective rights but maintains no operational control over BSC. For BSC’s first five years from formation, the Company has the right to nominate one member of BSC’s 5-member board of directors. Allergan has selected Dr. Lester Kaplan, the Company’s Corporate Vice President of Research and Development, to serve on the BSC board. Other than Dr. Kaplan’s service as a BSC board member, no Company employee, officer or director serves as an employee, officer or director of BSC.

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

BSC has engaged the Company to perform certain research and development services for BSC. However, BSC has the right at any time and for any reason to terminate its research and development agreement with the Company and to use a third-party research and development provider on 60-days advance notice.

The Company’s Option, if exercisable, would provide the Company with the right to buy all but not less than all of the Investor’s equity in BSC for an option price described in the option agreement.

The Option is not currently exercisable. The Option will only become exercisable by the Company on the earlier of one of the following events:

1.	The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes”, as that term is defined in the option agreement (e.g., an acceptance of an Investigational New Drug

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Application; commencement of a Phase 3 clinical trial, or the granting of a New Drug Application) and (ii) two (2) years have passed since the effective date of the option agreement; or

2.	The amount of money provided by the Investor and available for research and development by BSC has either (i) fallen below an amount required to fund BSC’s anticipated research and development activities during the next 90-day period or (ii) fallen below $15,000,001 (a “Funding Shortfall”); or

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

BSC’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and BSC pursuant to which all such activities are fully funded by BSC and the Company’s services are performed on a cost plus 10% basis. Because the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 29, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

financial risk associated with the research and development has been transferred to BSC and repayment of the funds provided by BSC depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Consolidated Statements of Earnings. For the quarter ended March 29, 2002, the Company recognized $9.5 million and $8.6 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with BSC.

ALLERGAN, INC.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. As it relates to foreign currency exchange rate risk, the Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

To ensure the adequacy and effectiveness of the Company’s foreign exchange hedge positions, the Company continually monitors its foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position. The gains and losses realized from foreign currency forward and option contracts are recorded in “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

Interest Rate Risk

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. Changes in U.S. and Japan interest rates affect the interest earned on the Company’s cash and equivalents, and interest expense on the Company’s debt.

At March 29, 2002, the Company had $162.6 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.6 million.

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

From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow

ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Upon adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) the Company’s management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

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

A substantial portion of the Company’s purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as Unrealized Gains/Losses on Derivative Instruments in the accompanying unaudited condensed consolidated statements of earnings.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

•	The pharmaceutical industry and other health care-related industries continue to experience consolidation, resulting in larger, more diversified companies with greater resources than the Company. Among other things, these larger, more diversified companies can spread their research and development costs over much broader revenue bases than the Company and can influence customer and distributor buying decisions.

•	Prior to December 2000, the Company was the only manufacturer of an FDA-approved neurotoxin. Another company has now received FDA approval of a neurotoxin. The Company’s sale of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval to market a neurotoxin.

•	The manufacturing process to create bulk toxin raw material necessary to produce Botox® is technically complicated. Any failure by the Company to maintain an adequate supply of bulk toxin and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

•	The Company’s contact lens care business continues to be impacted by trends in the contact lens and lens care marketplace, including technological and medical advances in surgical techniques for the correction of impaired vision. Cheaper cold-chemical one-bottle disinfection systems continue to gain popularity among soft contact lens wearers instead of peroxide-based lens care products, which historically have been the Company’s strongest family of contact lens care products. The Company’s primary strategy is to focus its contact lens care sales and marketing resources on the growth of Complete® brand Multi-Purpose Solution. The growing use and acceptance of daily contact lenses and laser-correction procedures, along with the other factors above, could have the effect of reducing demand for lens care products generally. While the Company believes it has established appropriate marketing and sales plans to mitigate the impact of these trends upon its contact lens care business, no assurance can be given in this regard.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

•	The Company has in the past been, and continues to be, subject to various product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims, product recalls or corrections.

•	Sales of the Company’s surgical and pharmaceutical products have been and are expected to continue to be impacted by continuing pricing pressures resulting from various government initiatives as well as from the purchasing and operational decisions made by managed care organizations.

•	A continuing political issue of debate in the United States is the propriety of expanding Medicare coverage to include pharmaceutical products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to force pharmaceutical manufacturers to discount their products in such states. If these measures become law, and if these measures impose price controls on the Company’s products or otherwise negatively impact the Company’s pharmaceutical prices, the Company’s revenues and financial condition are likely to be materially and adversely affected.

•	The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company’s operating results. The Company can provide no assurance that future exchange rate movements will not have a material adverse effect on the Company’s sales, gross profit or operating expenses.

•	The Company’s business is subject to other risks generally associated with doing business internationally, including political unrest and changing economic conditions involving countries where the Company’s products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

•	Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan’s future financial success may depend in part on obtaining patent protection for technologies incorporated into products. No assurance can be given that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. Furthermore, although Allergan has a corporate policy not to infringe the valid and enforceable patents of

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

others, Allergan cannot provide any assurance that its products will not infringe patents held by third parties. In such event, licenses from such third parties may not be available or may not be available on commercially attractive terms. Please see Note 6 to the Condensed Consolidated Financial Statements and the “Legal Proceedings” section of Allergan’s Annual Report on Form 10-K for the year ending December 31, 2001, both of which are incorporated herein by reference, as well as Note 7 to the Unaudited Condensed Consolidated Financial Statements and the “Legal Proceedings” section of this Report for information on current patent litigation.

•	The Company sells its pharmaceutical products primarily through wholesalers. Wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decrease as a result of this potential excess buying.

•	The Company’s future performance will be affected by the introduction of new products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for current products such as Botox®. The Company has allocated substantial resources to the development and introduction of new products and indications. The successful development, regulatory approval and market acceptance of such products and indications cannot be assured.

•	The Company anticipates that the separation of the Company’s pharmaceutical and optical medical device businesses into two independent companies through a spin-off distribution of the Company’s ophthalmic surgical and contact lens care businesses will occur at mid-year 2002. The Company cannot, however, assure the timing or success of the spin-off transaction, its costs or the effects it will have on the Company, its businesses, properties, employees and operations.

•	There are intrinsic uncertainties associated with research and development efforts and the regulatory process, both of which are discussed in greater detail in the “Research and Development” and the “Government Regulation” sections of Allergan’s Annual Report on Form 10-K for the year ending December 31, 2001, both of which are incorporated herein by reference.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

         The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc, v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Massachusetts. On March 18, 2002, plaintiffs filed an amended complaint. The lawsuit contends that 23 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO), by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices.

         On November 15, 2001, based upon a belief that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the glaucoma drug Lumigan® in Europe, Allergan filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia and related entities in the Swedish District Court. The action requests a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia. On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings by alleging, among other things, that Lumigan® infringes the patent at issue.

         On January 31, 2002, Allergan filed an action for a declaration of non-infringement and for revocation of the Pharmacia patent in the High Court of Justice in the United Kingdom. In the lawsuit, Allergan asked the court to issue a ruling that Lumigan® does not infringe a patent owned or controlled by Pharmacia and also that such patent is not valid. On March 15, 2002, Pharmacia filed a defense in the UK, denying Allergan’s allegations. On March 27, 2002, Pharmacia filed a counterclaim against Allergan in the UK action, alleging that Lumigan® infringes the patent at issue. Allergan has filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the same patent that is being contested in the UK.

         On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings. (Continued)

filed a motion for summary judgment, which was granted on May 8, 2002. Allergan intends to appeal this ruling to the Federal Circuit Court of Appeals.

         The ultimate outcome of any pending litigation or claims cannot be ascertained at this time. Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could affect the Company’s ability to sell one or more of its products or could result in additional competition. Additionally, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

Item 4.   Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Company was held on April 24, 2002 at which four directors, constituting all of the Company’s Class I directors, were re-elected to serve on the Board of Directors for a three-year term until the annual meeting of stockholders to be held in 2005. The names of the persons elected as directors are as follows:

Lester J. Kaplan
Karen R. Osar
Louis T. Rosso
Leonard D. Schaeffer

         The terms of the following directors continued after the meeting:

Class II (term expires in 2003)

Herbert W. Boyer
Ronald M. Cresswell
William R. Grant
David E.I. Pyott

Class III (term expires in 2004)

Handel E. Evans
Michael R. Gallagher
Gavin S. Herbert
Anthony H. Wild

Allergan, Inc.

PART II — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders (Continued)

         A summary of the voting follows:

			Broker
Directors	For	Withheld	Non-votes

Lester J. Kaplan	109,477,990	986,906	0

Karen R. Osar	108,829,099	1,635,797	0

Louis T. Rosso	108,836,792	1,628,104	0

Leonard D. Schaeffer	101,788,187	8,676,709	0

Item 6.   Exhibits and Reports on Form 8-K

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

None.

•	Reports on Form 8-K

On January 22, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the Company’s intention to separate its ophthalmic surgical and contact lens care business lines into an independent publicly traded company through a tax-free distribution to the Company’s stockholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2002	ALLERGAN, INC.

Eric K. Brandt

Eric K. Brandt

Corporate Vice President and Chief Financial Officer

(Principal Financial Officer)