Form 10-Q
period 2002-06-28
ALLERGAN INC
filed 2002-08-12
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
JUNE 28, 2002	1-10269

ALLERGAN, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION
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
(2)       X    yes                     no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 2, 2002 there were 129,263,177 shares of common stock outstanding.

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 28, 2002

PART I - FINANCIAL INFORMATION
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Product Sales
Net sales	$475.7	$417.2	$907.9	$813.3
Cost of sales	99.7	99.8	188.9	199.1

Product gross margin	376.0	317.4	719.0	614.2

Research Services
Research service revenues (primarily from a related party through April 16, 2001)	8.7	14.6	18.2	41.5
Cost of research services	7.9	13.4	16.5	39.0

Research services margin	0.8	1.2	1.7	2.5

Operating costs and expenses
Selling, general and administrative	244.2	179.1	446.2	368.3
Research and development	65.2	94.9	126.2	140.6
Technology fees from related party	—	(0.2)	—	(0.7)
Restructure charge and asset write-offs	50.7	—	63.9	—

Operating income	16.7	44.8	84.4	108.5

Non-operating income/(expense)
Interest income	3.4	8.1	7.0	19.1
Interest expense	(5.9)	(5.6)	(10.9)	(10.9)
Unrealized gain/(loss) on derivative investments	(5.4)	(1.1)	(6.2)	4.9
Loss on equity investments	—	—	(8.0)	—
Other, net	(1.4)	1.4	2.8	2.0

	(9.3)	2.8	(15.3)	15.1

Earnings before income taxes and minority interest	7.4	47.6	69.1	123.6

Provision for income taxes	3.3	25.4	21.2	47.4

Minority interest	0.3	0.3	0.3	0.4

Earnings before cumulative effect of change in accounting principle	3.8	21.9	47.6	75.8
Cumulative effect of change in accounting principle, net of $0.7 million of tax	—	—	—	(1.8)

Net earnings	$3.8	$21.9	$47.6	$74.0

Basic:
Before cumulative effect of change in accounting principle	$0.03	$0.17	$0.37	$0.57
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net basic earnings per share	$0.03	$0.17	$0.37	$0.56

Diluted:
Before cumulative effect of change in accounting principle	$0.03	$0.16	$0.36	$0.56
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net diluted earnings per share	$0.03	$0.16	$0.36	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In millions, except share data)
	June 28, 2002	December 31, 2001
ASSETS
Current assets:
Cash and equivalents	$854.8	$781.9
Trade receivables, net	333.3	279.4
Inventories	124.4	120.2
Other current assets	131.5	143.8

Total current assets	1,444.0	1,325.3
Investments and other assets	287.4	205.3
Property, plant and equipment, net	355.9	388.7
Goodwill	111.0	109.8
Intangibles, net	17.9	17.1

Total assets	$2,216.2	$2,046.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$53.7	$94.1
Accounts payable	121.1	104.3
Accrued expenses	214.5	177.2
Income taxes	91.9	114.4

Total current liabilities	481.2	490.0
Long-term debt	395.0	108.8
Long-term convertible subordinated notes, net of discount	417.0	411.8
Other liabilities	78.0	57.0

Commitments and contingencies

Minority interest	1.5	1.2

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	334.2	321.6
Accumulated other comprehensive loss	(75.1)	(61.6)
Retained earnings	930.3	928.4

	1,190.7	1,189.7
Less - treasury stock, at cost (4,982,000 and 3,005,000 shares)	(347.2)	(212.3)

Total stockholders’ equity	843.5	977.4

Total liabilities and stockholders’ equity	$2,216.2	$2,046.2

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)
	Six months ended
	June 28, 2002	June 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47.6	$74.0
Non-cash items included in net earnings:
Cumulative effect of accounting change for derivative instruments	—	2.5
Restructuring charge and asset write-offs	71.0	—
In-process research and development write-off	—	40.0
Depreciation and amortization	30.0	37.8
Amortization of prepaid royalties	0.2	0.2
Amortization of original issue discount	5.3	5.0
Deferred income tax benefit	(12.6)	(3.4)
Loss on equity investments and assets	8.2	—
Unrealized loss/(gain) on derivative instruments	6.2	(4.9)
Minority interest	0.3	0.4
Expense of compensation plans	5.5	6.0
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	(47.9)	(1.3)
Inventories	(4.4)	(9.7)
Other current assets	9.8	(14.5)
Accounts payable	13.9	(0.7)
Accrued expenses and other liabilities	13.7	(22.3)
Income taxes	(28.8)	12.5
Other non-current assets	(47.7)	(20.3)

Net cash provided by operating activities	70.3	101.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(34.9)	(31.2)
Disposals of property, plant and equipment	0.4	0.6
Acquisition, net of cash acquired	—	(70.2)
Other, net	(14.0)	(9.1)

Net cash used in investing activities	(48.5)	(109.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(23.4)	(23.8)
Net borrowings under commercial paper obligations	72.1	—
Net repayments of notes payable	(73.3)	(6.3)
Sale of stock to employees	17.2	25.8
Net borrowings/(repayments) of long-term debt	237.1	(1.1)
Payments to acquire treasury stock	(175.0)	(53.2)

Net cash provided by/(used in) financing activities	54.7	(58.6)

Effect of exchange rate changes on cash and equivalents	(3.6)	(6.6)

Net increase/(decrease) in cash and equivalents	72.9	(73.8)
Cash and equivalents at beginning of period	781.9	773.9

Cash and equivalents at end of period	$854.8	$700.1

Supplemental disclosure of cash flow information
Cash paid during the six months ended for Interest (net of capitalization)	$12.8	$11.2

Income taxes	$39.2	$25.5

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These interim statements do not include all disclosures that would be required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001. The results of operations for the three and six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.    Advanced Medical Optics, Inc. Spin-off Transaction

        On June 29, 2002, the Company separated its specialty pharmaceutical and ophthalmic surgical and contact lens care product lines into two separate companies. The Company launched a new company (Advanced Medical Optics, Inc.) by spinning off the ophthalmic surgical and contact lens care businesses to its stockholders by means of a tax-free dividend. The ophthalmic surgical business includes intraocular lenses, phacoemulsification equipment, viscoelastics and other refractive surgical products. The contact lens care product line consists of disinfecting solutions, daily cleaners, enzymatic cleaners and lens rewetting drops. As a result of the planned spin-off, Advanced Medical Optics, Inc. (AMO) raised $297.2 million in debt financing and used the proceeds of the debt financing to purchase various assets from the Company in connection with its restructuring and the formation of AMO, to pay-off certain existing debt, to remit a distribution to the Company and to fund working capital needs after the spin-off was completed. Through the end of the second quarter of 2002, actual costs incurred by the Company related to this spin-off, including restructuring and duplicate operating expenses, were approximately $121.0 million. This amount includes $4.4 million in costs incurred prior to 2002. The Company expects to incur additional restructuring charges and certain business transition expenses in the third quarter of 2002 of approximately $10 million to $20 million. The Company also expects to pay various taxes of approximately $16 million to $20 million related to the intercompany purchases of assets by AMO prior to the spin-off which will be deferred and charged to retained earnings as part of the dividend of the AMO stock to Allergan’s stockholders.

Additionally, management has estimated that approximately $15 million to $20 million of additional annual net costs will be incurred by the Company associated with disynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of the companies.

Subsequent to the spin-off of AMO, the Company expects to reflect AMO as a discontinued operation in accordance with SFAS No. 144.

As the Company does not account for its AMO businesses on the basis of separate legal entities, the following financial information summarizes the assets, liabilities, revenues and gross margin directly attributable to AMO’s

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

operations. The AMO financial information includes allocations of certain Allergan corporate assets, liabilities and expenses to AMO. These amounts have been allocated to AMO on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by AMO. Management believes the methods used to allocate these amounts are reasonable. However, the financial information included below does not purport to be indicative of the results of AMO or “Allergan, Inc. without AMO” in the future or what the financial position or results of operations would have been had AMO and the “Allergan, Inc. without AMO” been separate, stand alone entities during the periods presented.

Below is a summary of certain unaudited financial information for the Company, AMO and the Company without AMO for the periods indicated:

Statement of Earnings Data

(In millions)	For the quarter ended June 28, 2002			For the six month period ended June 28, 2002
	Allergan, Inc.	AMO	Allergan, Inc. without AMO	Allergan, Inc.	AMO	Allergan, Inc. without AMO
Net sales	$475.7	$137.7	$338.0	$907.9	$251.7	$656.2
Product gross margin	376.0	84.3	291.7	719.0	154.0	565.0

Earnings/(loss) before income taxes and minority interest	7.4	10.6	(3.2)	69.1	18.2	50.9

Net earnings/(loss)	3.8	6.5	(2.7)	47.6	11.2	36.4

(In millions)	For the quarter ended June 29, 2001			For the six month period ended June 29, 2001
	Allergan, Inc.	AMO	Allergan, Inc. without AMO	Allergan, Inc.	AMO	Allergan, Inc. without AMO
Net sales	$417.2	$139.2	$278.0	$813.3	$260.0	$553.3
Product gross margin	317.4	85.3	232.1	614.2	155.8	458.4

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	47.6	18.3	29.3	123.6	20.1	103.5

Net earnings	21.9	12.9	9.0	74.0	13.8	60.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Balance Sheet Data

(In millions)	June 28, 2002
	Allergan, Inc.	AMO	Allergan, Inc. without AMO
Current assets	$1,444.0	$268.0	$1,176.0
Total assets	2,216.2	448.1	1,768.1
Current liabilities	481.2	61.6	419.6
Long-term debt	812.0	296.7	515.3
Total liabilities	1,372.7	368.2	1,004.5
Stockholders’ equity	843.5	79.9	763.6

As part of the spin-off of AMO, Allergan and AMO have entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement.

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO will recover costs from Allergan in a similar manner for services provided by AMO. With limited exceptions, Allergan does not expect that transitional services will extend beyond the 12-month period following the distribution.

Under the manufacturing and supply agreement, Allergan will manufacture certain contact lens care products and VITRAX for a period of up to three years from the date of the distribution. Allergan plans to sell these products to AMO at a price equal to Allergan’s fully allocated costs plus 10%.

The tax sharing agreement governs Allergan’s and AMO’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution. Generally,

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Allergan will be liable for all pre-distribution taxes attributable to its business, and AMO will indemnify Allergan for all pre-distribution taxes attributable to AMO’s business for the current taxable year. In addition, the tax sharing agreement provides that Allergan will generally be liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution.

Allergan and AMO have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan received regarding the tax-free nature of the distribution of AMO’s common stock by Allergan to its stockholders. If Allergan or AMO breach their respective representations to each other or to the Internal Revenue Service, or if Allergan or AMO take or fail to take, as the case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

3.    Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

       The Company has recorded a $71.0 million pre-tax charge for restructuring costs and asset write-offs for the six month period ended June 28, 2002, substantially all of which are related to the AMO spin-off, as more fully described in Note 2. Included in asset write-offs is a $1.9 million charge unrelated to the AMO spin-off. The restructuring charge represents certain costs that are part of a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. These costs consist primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs related to the spin-off of the surgical and contact lens care businesses. Included in Other Costs is $3.6 million of inventory write-offs and $3.5 million in penalties associated with the early extinguishment of debt which have been recorded as components of Cost of Sales and Other, net, respectively, in the Unaudited Condensed Consolidated Statements of Earnings. The restructure and spin-off activities through June 28, 2002 also includes a workforce reduction of 224 positions over a one year period.

The following table presents the restructuring activities through June 28, 2002 (in millions):

	Charges for Employees Involuntarily Terminated	Facility Closure and Consolidation Costs	Asset Write-offs	Other Costs	Total Restructuring
Net charge during quarter ended March 29, 2002	$7.5	$3.3	$2.4	$—	$13.2
Net charge during quarter ended June 28, 2002	6.2	—	38.2	13.4	57.8

Total charge	13.7	3.3	40.6	13.4	71.0
Assets written off	—	(2.7)	(40.6)	—	(43.3)
Spending	(5.4)	(0.4)	—	(7.7)	(13.5)

Balances as of June 28, 2002	$8.3	$0.2	$—	$5.7	$14.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the first six months of 2002, the Company incurred $45.6 million of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the statements of earnings.

4.    Recently Adopted Accounting Standards

       In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and intangible assets with indefinite useful lives are impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, which did not result in a negative impact on the Company’s consolidated financial statements. At June 28, 2002 and December 31, 2001, the components of amortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	June 28, 2002		December 31, 2001
(In millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Licensing	$7.9	$(6.3)	$7.3	$(6.1)
Trademarks	3.7	(1.4)	4.3	(1.7)
Product Marketing Rights	12.8	—	13.2	—
Other	11.4	(11.3)	11.1	(11.0)

	35.8	(19.0)	35.9	(18.8)
Unamortized Intangible Assets:
Licensing	1.1	—	—	—

	$36.9	$(19.0)	$35.9	$(18.8)

Product marketing rights represent future commercialization rights on certain compounds and research projects. During the first quarter of 2002, the Company determined that the carrying value of these capitalized product marketing rights was impaired by approximately $0.4 million as a result of certain compound and research project failures. This impairment was recorded as a selling, general and administrative expense.

Aggregate amortization expense for amortized intangible assets was $0.2 million and $0.4 million for the quarters ended June 28, 2002 and June 29, 2001, respectively, and $0.4 million and $0.8 million for the six months ended June 28, 2002 and June 29, 2001, respectively.

Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $0.8 million, $0.8 million, $0.8 million, $0.3 million and zero, respectively.

Goodwill
(In millions)	June 28, 2002
Goodwill:
United States	$17.7
Europe	0.6
Asia Pacific	25.1
Manufacturing operations	64.8
Other	2.8

$111.0

There was no activity related to goodwill during the second quarter or six month period ended June 28, 2002.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

(In millions except per share amounts)

	For the quarters ended June		For the six months ended June
	2002	2001	2002	2001
Net earnings
Add back:	$3.8	$21.9	$47.6	$74.0
Goodwill amortization, net of tax	—	1.9	—	3.9

Adjusted net earnings	$3.8	$23.8	$47.6	$77.9

Basic earnings per share:

Net earnings per share	$0.03	$0.17	$0.37	$0.56
Goodwill amortization	—	0.01	—	0.03

Adjusted net earnings per share	$0.03	$0.18	$0.37	$0.59

Diluted earnings per share:
Net earnings per share	$0.03	$0.16	$0.36	$0.55
Goodwill amortization	—	0.01	—	0.03

Adjusted net earnings per share	$0.03	$0.17	$0.36	$0.58

In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 during the first quarter of 2002. The implementation of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (SFAS No. 145) was issued and will be effective for fiscal years beginning after May 15, 2002. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements. The Company has elected early adoption and implemented the provisions of SFAS 145 during the second quarter ended June 2002. During the second quarter of 2002, the Company recorded in Other, net a $3.5 million pre-tax charge associated with the early extinguishment of debt which has been classified in Other, net.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in income from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The Company believes that the implementation of the provisions of SFAS No. 146 will not have a material effect on the Company’s consolidated financial statements.

5.    Inventories

Components of inventories were:

(in millions)
	June 28, 2002	December 31, 2001
Finished goods	$76.6	$78.6
Work in process	19.4	22.5
Raw materials	28.4	19.1

Total	$124.4	$120.2

6.    Income Taxes

Income taxes, exclusive of the impact of the charge resulting from the acquisition of ASTI in 2001, are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and in certain non-U.S. jurisdictions. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

7.    Litigation

The Company is involved in various lawsuits and claims arising in the ordinary course of business. On November 15, 2001, based upon a belief that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the glaucoma drug Lumigan® in Europe, Allergan filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia and related entities in the Swedish District Court. The action requests a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia (the “Pharmacia Patent”). On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings. On July 5, 2002, Pharmacia filed a Motion for Preliminary Injunction in Sweden, in which Pharmacia asked the Court to enjoin Allergan from marketing Lumigan® in Sweden. No hearing date has been scheduled for this Motion.

On January 31, 2002, Allergan filed an action for a declaration of non-infringement and for revocation of the Pharmacia Patent in the High Court of Justice in the United Kingdom. In the lawsuit, Allergan asked the court to

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

issue a ruling that Lumigan® does not infringe the Pharmacia Patent and also that the Pharmacia Patent is not valid. On March 15, 2002, Pharmacia filed a defense in the UK, denying Allergan’s allegations. On March 27, 2002, Pharmacia filed a counterclaim against Allergan in the UK action, alleging that Lumigan® infringes the Pharmacia Patent. Trial is currently scheduled to begin on March 10, 2003. Allergan has filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the Pharmacia Patent.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex Corp. indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of Acular®, Allergan, along with Syntex, the holder of the patent, filed a patent infringement lawsuit against Apotex, Inc., Apotex Corp. and Novex Pharma in the Northern District of California. In the complaint, Allergan and Syntex asked the court to find that the Acular® patent at issue is valid and infringed by the drug product sought to be approved in the Apotex ANDA. Trial is currently scheduled to begin on February 3, 2003.

On April 10, 2002, a class action lawsuit entitled “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Pennsylvania. The lawsuit contends that 10 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sale of their pharmaceutical products which are administered directly by doctors and other medical providers by deliberately overstating the average wholesale prices for their products. A notice of related action has been filed with the Judicial Panel for Multidistrict Litigation (“JPML”). Allergan is awaiting a ruling from the JPML determining whether or not the case will be consolidated with the pending “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases to which Allergan is not a party.

On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon filed a Motion for Summary Judgment, which was granted on May 8, 2002. On May 8, 2002, B&L filed a Motion for Summary Judgment, which was granted on June 4, 2002. On July 12, 2002, Allergan appealed the rulings on the Alcon and B&L Motions for Summary Judgment to the Federal Circuit Court of Appeals.

On June 6, 2002, two class action lawsuits respectively entitled “Jean Loman v. Allergan, Inc.” and “Jean Robinson v. Allergan, Inc.” were filed in the United States District Court in California. The lawsuits contend that Allergan violated the Sherman Act and the antitrust and/or unfair business competition statutes of various states and the District of Columbia by

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

preventing generic versions of Alphagan® from entering the United States market. Allergan’s responses to the complaints are due on August 16, 2002.

The ultimate outcome of any pending litigation or claims cannot be ascertained at this time. Except for its patent infringement litigation involving Lumigan®, Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, no assurances can be given regarding the outcome of the litigation in which the Company is a party or the impact on the Company of an adverse ruling in litigation. Please see the Section entitled “Certain Factors and Trends Affecting Allergan and its Businesses” for a discussion of the Company’s litigation.

8.    Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share:

	Second Quarter Ended
	June 28, 2002			June 29, 2001
(In millions, except per share data)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Computation of basic EPS:
Income available to common stockholders	$3.8	129.2	$0.03	$21.9	131.8	$0.17

Effect of dilutive options		1.7			2.8

Computation of diluted EPS:
Income available to common stockholders assuming conversions	$3.8	130.9	$0.03	$21.9	134.6	$0.16

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended
	June 28, 2002			June 29, 2001
(In millions, except per share data)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Computation of basic EPS:
Income available to common stockholders before cumulative effect of change in accounting principle	$47.6	129.8	$0.37	$75.8	131.8	$0.57

Effect of dilutive options		1.6			2.6

Computation of diluted EPS:
Income available to common stockholders assuming conversions and before cumulative effect of change in accounting principle	$47.6	131.4	$0.36	$75.8	134.4	$0.56

Options to purchase 6,500,290 shares of common stock at exercise prices ranging from $67.25 to $132.36 were outstanding at June 28, 2002. Additionally, options to purchase 2,059,515 shares of common stock at exercise prices ranging from $83.04 to $96.16 were outstanding as of June 29, 2001. These options were not included in the computation of diluted earnings per share for the quarters ended June 28, 2002 or June 29, 2001, as appropriate, because the effect would be antidilutive.

Additionally, for the second quarter and six month period ended June 28, 2002, the effect of approximately 3.8 million common shares related to the long-term convertible subordinated notes was not included in the computation of diluted earnings per share because the effect would be antidilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9.	Comprehensive Income

        The following tables summarize components of comprehensive income/(loss) for the periods indicated:

	Second Quarter Ended
(in millions)	June 28, 2002			June 29, 2001
	Before-tax amount	Tax benefit	Net-of-tax amount	Before-tax amount	Tax benefit	Net-of-tax amount
Foreign currency translation adjustments	$(4.1)	$—	$(4.1)	$(0.3)	$—	$(0.3)

Unrealized holding losses on investments arising during period	(3.4)	1.3	(2.1)	(0.1)	—	(0.1)

Other comprehensive loss	$(7.5)	$1.3	(6.2)	$(0.4)	$—	(0.4)

Net earnings			3.8			21.9

Total other comprehensive (loss)/income			$(2.4)			$21.5

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended
(in millions)	June 28, 2002			June 29, 2001
	Before-tax amount	Tax Benefit	Net-of-tax Amount	Before-tax Amount	Tax Benefit	Net-of-tax amount
Foreign currency translation adjustments	$(11.8)	$—	$(11.8)	$(3.1)	$—	$(3.1)

Unrealized holding losses on investments arising during period	(2.8)	1.1	(1.7)	(10.6)	3.9	(6.7)

Other comprehensive loss	$(14.6)	$1.1	(13.5)	$(13.7)	$3.9	(9.8)

Net earnings			47.6			74.0

Total other comprehensive income			$34.1			$64.2

10.    Business Segment Information

        The Company operates in Regions or geographic operating segments. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 58.2% and 55.1% of total product net sales in the quarters ended June 28, 2002 and June 29, 2001, respectively, and 60.1% and 56.6% of total product net sales for the six month periods ended June 28, 2002 and June 29, 2001, respectively. In the United States, sales to two major customers represented 18.8% and 15.1% of total Company consolidated product net sales in the quarters ended June 28, 2002 and June 29, 2001, respectively, and 21.6% and 18.2% of total Company consolidated product net sales for the six-month periods ended June 28, 2002 and June 29, 2001, respectively. Operations for the Europe Region also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the assignment of costs to such regions which includes the manufacturing standard cost of goods produced by the Company’s manufacturing operations (or the cost to acquire goods from third parties), freight, duty and local distribution costs, and royalties. Operating income for all operating segments and manufacturing operations also includes a charge for corporate services and asset utilization which permits management to better measure segment performance by including a cost of capital in determination of operating income for each segment.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Income from manufacturing operations is not assigned to geographic regions because most manufacturing operations produce products for more than one region. Research and development costs are corporate costs. For the quarter and six month period ended June 28, 2002, corporate costs also include costs related to restructuring activities.

Identifiable assets are assigned by region based upon management responsibility for such items. Corporate assets are primarily cash and equivalents, goodwill and intangibles, and long-term investments. Assets assigned to segments have not changed materially since December 31, 2001.

GEOGRAPHIC OPERATING SEGMENTS

	Net Sales		Operating Income
	2nd Qtr.	2nd Qtr.	2nd Qtr.	2nd Qtr.
(in millions)	2002	2001	2002	2001

United States	$276.1	$228.8	$135.3	$102.5
Europe	93.0	83.7	16.4	18.9
Asia Pacific	65.7	60.9	14.3	14.0
Other	40.0	42.7	6.9	12.9

Segments total	474.8	416.1	172.9	148.3
Manufacturing operations	0.9	1.1	29.1	4.8
Research and development			(65.2)	(94.8)
Research services margin			0.8	1.1
Restructuring charge			(50.7)	—
Elimination of inter- company profit			(43.0)	(21.2)
General corporate			(27.2)	6.6

Total	$475.7	$417.2	$16.7	$44.8

	Net Sales		Operating Income
	Six Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in millions)	2002	2001	2002	2001

United States	$544.1	$458.2	$265.4	$200.1
Europe	167.2	164.1	24.3	30.5
Asia Pacific	119.2	108.2	23.2	17.5
Other	75.6	80.6	15.0	17.4

Segments total	906.1	811.1	327.9	265.5
Manufacturing operations	1.8	2.2	41.0	27.3
Research and development			(126.2)	(140.6)
Research services margin			1.7	2.5
Restructuring charge			(63.9)	—
Elimination of inter- company profit			(65.5)	(58.1)
General corporate			(30.6)	11.9

Total	$907.9	$813.3	$84.4	$108.5

11.    Subsequent Events

         On June 29, 2002 the Company successfully completed the separation of its specialty pharmaceutical and ophthalmic surgical and contact lens care product lines by spinning off the ophthalmic surgical and contact lens care businesses to the Company’s stockholders by means of a tax-free dividend as more fully described in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements.

On July 24, 2002 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable September 19, 2002 to stockholders of record on August 22, 2002.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

REVENUE RECOGNITION

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (i.e., F.O.B. shipping point), with the exception of intraocular lenses (prior to the AMO spin-off) which are distributed on a consignment basis and recognized as revenue upon implantation in a patient. The Company generally permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved.

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

RESULTS OF OPERATIONS

The following table compares 2002 and 2001 net sales by product line for the second quarter and year-to-date periods:

	Three Months Ended		Six Months Ended
Net Sales by Product Line ($ millions):	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Specialty pharmaceuticals
Eye Care Pharmaceuticals	$206.2	$182.9	$414.0	$372.6
Skin Care	19.6	18.7	41.4	36.7
BOTOX®/Neuromodulator	112.2	76.4	200.8	144.0

	338.0	278.0	656.2	553.3
Medical devices and OTC products
Ophthalmic Surgical	70.9	65.5	128.3	122.2
Contact Lens Care	66.8	73.7	123.4	137.8

Total Net Sales	$475.7	$417.2	$907.9	$813.3

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

For the quarter ended June 28, 2002 total net sales increased by $58.5 million or 14.0% to $475.7 million as compared to the second quarter of 2001. Net sales for the six months ended June 28, 2002 were $907.9 million, an 11.6% increase from the comparable 2001 amount.

The impact of foreign currency changes compared to the prior year periods decreased net sales by $0.7 million or 0.2% for the quarter ended June 28, 2002 and by $11.7 million or 1.4% for the six months ended June 28, 2002. At constant currency rates, sales increased $59.2 million or 14.2% during the quarter, and $106.3 million or 13.1% for the six months ended June 28, 2002 compared with the same periods last year.

Sales in the U.S. were 58.2% of total product net sales for the quarter ended June 28, 2002, which represents a 3.1 percentage point increase over the 55.1% rate for the second quarter of 2001. For the six months ended June 28, 2002, sales in the U.S. were 60.1% of total product net sales which represents a 3.5 percentage point increase over the 56.6% rate for the first six months of 2001. The increase in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to the increase in U.S. eye care pharmaceutical, skin care and Botox®/Neuromodulator sales.

The $0.7 million impact of foreign currency changes for the three month period ended June 28, 2002 primarily affected the eye care pharmaceuticals and Botox® product lines. The negative impact was primarily due to weaknesses in the Brazilian Real and other Latin American currencies, partially offset by a strengthening in the Euro. The $11.7 million impact of foreign currency changes for the first six months of 2002 affected the eye care pharmaceuticals, Botox®, ophthalmic surgical and contact lens care product lines. Eye care pharmaceutical sales were reduced by $4.0 million in the six month period ended June 28, 2002 compared to sales calculated at constant currency rates, primarily as a result of the weakness in the Brazilian Real and other Latin American currencies, partially offset by a strengthening in the Euro. Botox® sales were reduced by $2.1 million in the first six months of 2002 compared to amounts calculated at constant currency rates primarily as a result of weakness in the Japanese Yen, Brazilian Real and other Latin American currencies. Ophthalmic surgical and contact lens care sales were reduced by $2.1 million and $3.5 million, respectively, compared to sales calculated at constant currency rates in the six month period ended June 28, 2002 primarily as a result of weakness in the Japanese Yen and Latin American currencies, partially offset by a strengthening in the Euro.

The $58.5 million increase in net sales in the second quarter of 2002 and the $94.6 million increase in net sales in the first six months of 2002 compared to net sales in 2001 were the result of increases in sales in the Botox®, eye care pharmaceutical, skin care and ophthalmic surgical product lines somewhat offset by a decrease in sales in the contact lens care product line. Sales of Botox® increased by $35.8 million in the second quarter of 2002 and $56.8 million in the first six months of 2002 compared to the same periods in 2001. Eye care pharmaceutical sales increased by $23.3 million in the second quarter of 2002 and $41.4 million in the first six months of 2002. Sales of skin care products increased $0.9 million in the second quarter of 2002 and

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

$4.7 million in the first six months of 2002 compared to the same periods in 2001. Ophthalmic surgical sales increased $5.4 million and $6.1 million in the second quarter and first six months of 2002, respectively, while contact lens care sales decreased by $6.9 million in the second quarter of 2002 and $14.4 million in the first six months of 2002 compared to net sales in the same periods in 2001. Botox® sales increased as a result of strong growth in both the United States and international markets. Botox® sales growth was driven primarily by the April 2002 approval of Botox® Cosmetic by the U.S. Food and Drug Administration (FDA) for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Allergan believes its worldwide market share is over 80% for neuromodulators including Botox®. Although the market for neuromodulators continues to expand, the rate of growth of Botox® was slightly impacted by the introduction of a competitive neuromodulator in 2001.

Eye care pharmaceutical sales increased primarily due to strong sales growth in the Company’s relatively new glaucoma drug, Lumigan®, and increased sales from eye drop products, primarily Refresh Tears, and continued growth in sales of the Alphagan® Ophthalmic Solutions product line for glaucoma, which includes both Alphagan® and Alphagan® P. In July 2002, Allergan announced that it intends to focus its manufacturing, sales and marketing efforts on its improved brimonidine solution, Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®, and plans to discontinue distribution in the United States of Alphagan® (brimonidine tartrate ophthalmic solution) 0.2%.

Skin care sales increased primarily due to strong sales of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne. Ophthalmic surgical sales increased primarily due to sales increases in the Sensar® acrylic intraocular lens, offset in part by sales decreases in PMMA and silicone intraocular lenses. Sales of phacoemulsification equipment increased in the second quarter of 2002 compared to 2001, but sales remained relatively flat in the first six months of 2002 compared to the same period in 2001. The decline in sales of contact lens care products in the second quarter and first six months of 2002 compared to 2001 was primarily the result of a decrease in U.S. sales of private-label cold-chemical one-bottle disinfection systems.

Allergan’s gross margin percentage for the second quarter of 2002 was 79.0% of net sales, which represents a 2.9 percentage point increase from the 76.1% rate for the second quarter of 2001. The gross margin percentage for the six months ended June 28, 2002 was 79.2% of net sales, which represents a 3.7 percentage point increase from the 75.5% rate for the first six months of 2001. The gross margin percentages increased in 2002 compared to the same periods in 2001 primarily as a result of shifts in the mix of products sold to higher margin Botox®/neuromodulator products and a general increase in the gross margins of all product lines. Gross margin in dollars for the second quarter of 2002 increased over the second quarter of 2001 by $58.6 million or 18.5% as a result of the 14.0% increase in net sales and the 2.9 percentage point increase in gross margin percentage. For the first six months of 2002

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

gross margin in dollars increased over the comparable period of 2001 by $104.8 million or 17.1% as a result of the 11.6% increase in net sales and the 3.7 percentage point increase in gross margin percentage. The increase in gross margin dollars and percentage in the first six months of 2002 was partially offset by a $3.6 million charge to cost of sales related to the restructuring charge and asset write-off and $1.0 million of duplicate operating expenses, primarily salaries, training expenses, equipment and personnel relocation costs and product label changeover costs associated with the spin-off of Advanced Medical Optics, Inc. (AMO) in the third quarter of 2002.

Selling, general and administrative (SG&A) expenses for the second quarter of 2002 were $244.2 million or 51.3% of net sales compared to $179.1 million or 42.9% of net sales in the second quarter of 2001. SG&A expenses for the first six months of 2002 were $446.2 million or 49.1% of net sales compared to $368.3 million or 45.3% of net sales in the comparable 2001 period. The increase in SG&A dollars was a result of higher promotion, selling and marketing expenses supporting the increase in sales, especially for Botox®, Lumigan® and Alphagan® P products in the United States. SG&A expenses in 2002 also included duplicate operating expenses associated with the planned spin-off of AMO of $35.0 million and $44.0 million for the three and six month periods ended June 28, 2002, respectively. Duplicate operating expenses include advisory fees, product and regulatory transition costs, salary and recruiting costs associated with the planned spin-off of AMO. SG&A in the second quarter of 2001 and for the six months ended June 29, 2001 included $3.0 million and $6.0 million, respectively, of pre-tax goodwill amortization. Beginning in 2002, Allergan no longer amortizes goodwill as required by SFAS No. 142.

As a percentage of net sales, excluding duplicate operating expenses, SG&A increased as a percentage of net sales in the second quarter of 2002 compared to 2001 primarily due to the higher promotion and marketing expenses associated with the increase in Botox® sales and higher selling expenses for eye care pharmaceuticals, partially offset by lower promotion and marketing costs as a percentage of sales for contact lens care products. For the first six months of 2002, excluding duplicate operating expenses, SG&A declined as a percentage of net sales due to lower promotion expenses as a percentage of net sales for eye care pharmaceuticals and lower promotion and selling expenses for contact lens care, partially offset by higher promotion expenses as a percentage of net sales for Botox® and higher selling expenses for skin care products.

Research and development expenses decreased in the second quarter of 2002 by $29.7 million or 31.3%, to $65.2 million compared to $94.9 million for the same period last year. For the six months ended June 28, 2002, research and development expenses decreased by $14.4 million to $126.2 million compared to $140.6 million for the six months ended June 29, 2001. The prior year amounts for the second quarter and first six months of 2001 include a charge of $40.0 million for in-process research and development associated with the

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

acquisition of Allergan Specialty Therapeutics, Inc. in the second quarter of 2001. The current year amounts for the second quarter and first six months of 2002 include $0.6 million of duplicate operations expenses, primarily salaries and records duplication costs, related to the spin-off of AMO. Excluding the effect of the $40.0 million charge in the second quarter of 2001 and the duplicate operating expenses incurred in 2002, research and development expenses actually increased in the second quarter of 2002 by $9.7 million and $25.0 million in the first six months of 2002 compared to the same periods last year. The increase in research and development spending in 2002 is primarily a result of higher rates of investment in Botox® and Skin Care research and development.

During the second quarter of 2002, the Company recorded a $57.8 million pre-tax restructuring charge and asset write-off representing costs incurred in connection with a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. For the first six months of 2002, the Company has incurred total pre-tax restructuring charges and asset write-offs in connection with the restructure and spin-off plan of $71.0 million. These costs consisted primarily of employee severance, manufacturing asset write-offs substantially all related to surgical and contact lens care research and manufacturing facilities, facility closure and consolidation costs and other costs including inventory write-offs and early debt repayment penalties. For the three and six month periods ended June 28, 2002, inventory write-offs of $3.6 million and early debt repayment penalties of $3.5 million have been charged to Cost of Sales and Other, net, respectively, with the balance of $50.7 million and $63.9 million of the restructuring charges for the second quarter and first six months of 2002, respectively, reported separately on the income statements as Restructuring Charge and Asset Write-off. The Company expects to incur additional restructuring charges and certain business transition expenses in the third quarter of 2002 of approximately $10 to $20 million.

Operating income in the second quarter of 2002 was $16.7 million compared to $44.8 million for the second quarter of 2001. The decline in operating income of $28.1 million was primarily due to the $50.7 million restructuring charge and asset write-off incurred in the second quarter of 2002 associated with the comprehensive plan to restructure and spin-off of the ophthalmic surgical and contact lens care product lines and the increase in SG&A expenses of $65.1 million, partially offset by the $58.6 million increase in gross margin and the $29.7 million reduction in research and development expenses. For the six months ended June 28, 2002, operating income was $84.4 million compared to $108.5 million for the same period last year. The decline in operating income of $24.1 million was primarily due to the $63.9 million restructuring charge and asset write-off incurred in the first six months of 2002 and the increase in SG&A expenses of $77.9 million, partially offset by the $104.8 million increase in gross margin and the $14.4 million reduction in research and development expenses.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

Total non-operating expenses in the second quarter of 2002 were $9.3 million compared to total non-operating income of $2.8 million in the second quarter of 2001. Interest income decreased $4.7 million to $3.4 million in the second quarter of 2002 compared to $8.1 million in the same period last year. The decline in interest income was primarily the result of lower average cash and equivalent balances earning interest and lower interest rates in 2002 compared to 2001. The Company recorded unrealized losses on derivative instruments of $5.4 million in the second quarter of 2002 compared to an unrealized loss of $1.1 million in the second quarter of 2001. The Company records as “unrealized gains/(losses) on derivative instruments” the mark to market adjustments on its outstanding foreign currency options which the Company enters into to reduce the volatility of expected earnings in currencies other than the U.S. dollar. In the second quarter of 2002, the Company recorded a $3.5 million charge to Other, net for early debt repayment penalties related to the repayment of approximately $111 million of long-term debt and notes payable in Japan. This debt repayment was a required part of the plan to restructure and spin-off the ophthalmic surgical and contact lens care businesses. Total non-operating expenses in the first six months of 2002 were $15.3 million compared to total non-operating income of $15.1 million for the six month period ended June 29, 2001. Interest income in the six months ended June 28, 2002 was $7.0 million, a decrease of $12.1 million compared to interest income of $19.1 million in the six months ended June 29, 2001. The decline in interest income was due to the same reasons described in the analysis of the second quarter. Loss on equity investments for the first six months of 2002 includes an $8.0 million charge associated with the permanent impairment of the Company’s investment in Ista Pharmaceuticals, Inc. After this investment write down, the Company has a net carrying value at June 28, 2002 of $19.3 million (net of unrealized holding losses of $1.7 million) of equity investments in conjunction with various collaboration arrangements with public and privately held companies. These investments are subject to review for other than temporary declines in fair value on a quarterly basis. During the first six months of 2002, the Company recorded unrealized losses on derivative instruments of $6.2 million compared to unrealized gains of $4.9 million in the six month period ended June 29, 2001.

The effective tax rate for the second quarter of 2002 was 44.6% compared to 53.4% for the second quarter of 2001. For the first six months of 2002, the effective tax rate was 30.7% compared to 38.3% for the six month period ended June 29, 2001. Excluding the effect of the $40.0 million charge for in-process research and development in the second quarter of 2001, for which the Company did not record a tax benefit, the effective tax rate in the second quarter and first six months of 2001 would have been 29.0%. The increase in the consolidated effective tax rate to 44.6% for the second quarter of 2002 compared to the adjusted effective tax rate of 29.0% in the second quarter of 2001, excluding the effect of the non-deductible charge for in-process research and development in 2001, was primarily due to the tax effect of the restructuring and asset write-off charges and the duplicate operating

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

RESULTS OF OPERATIONS (Continued)

expenses, and a higher tax rate on the earnings before income taxes from the surgical and contact lens care businesses. The increase in the consolidated effective tax rate to 30.7% for the first six months of 2002 compared to the adjusted effective tax rate of 29.0% for the first six months of 2001, excluding the effect of the non-deductible charge for in-process research and development in 2001, was primarily due to a higher tax rate on the earnings before income taxes in 2002 from the surgical and contact lens care businesses, which have an expected full year effective tax rate of 38.0% versus the expected full year effective tax rate of 28.0% for the consolidated Allergan businesses excluding the surgical and contact lens care businesses. Beginning in the third quarter of 2002, the Company expects its consolidated full year effective tax rate in 2002 to be 28.0% excluding the effect of the planned discontinued surgical and contact lens care operations.

Net earnings in the second quarter of 2002 were $3.8 million compared to $21.9 million for the second quarter of 2001. Net earnings were $47.6 million and $74.0 million for the first six months of 2002 and 2001, respectively. The decline in net earnings for the second quarter and first six months of 2002 compared to the same periods in 2001 was due to the decline in operating income, primarily due to the restructuring charge and asset write-offs and duplicate operating expenses incurred in 2002, and the increase in total non-operating expenses, partially offset by the decrease in the provision for income taxes. Net earnings for the first six months of 2001 included a $1.8 million after-tax loss related to the adoption of SFAS No. 133 – “ Accounting for Derivative Instruments and Hedging Activities.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2002, the Company had long-term credit facilities and a medium term note program. The credit facilities allow for borrowings of up to $285.0 million through 2002 and $250.0 million through 2003. The note program allows the Company to issue up to an additional $10 million in notes on a non-revolving basis. Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind. In connection with the AMO spin-off, the Company was able to successfully receive waivers from or revise with its lenders, if required, its financial covenants in order to remain in compliance with its credit agreements. As of June 28, 2002, the Company did not have any borrowings under its two credit facilities and had $55.0 million in borrowings under the note program. Included in the Company’s consolidated long-term debt at June 28, 2002 is $297.2 million of debt consisting of senior subordinated notes of $197.2 million and a term loan of $100.0 million incurred directly by AMO in June 2002 as part of AMO’s planned separation from the Company. As of June 28, 2002, the Company had provided a guarantee of AMO’s senior subordinated notes of $197.2 million and AMO’s term loan of $100 million, but effective with the spin-off of AMO on June 29, 2002, Allergan’s guarantees were immediately terminated without further action. Allergan has no future obligations related to the AMO debt of $297.2 million which was included in the

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

distribution on June 29, 2002 of AMO’s net assets to the Company’s stockholders in the form of a dividend of AMO stock. As a result of the spin-off of AMO on June 29, 2002, the Company expects its consolidated cash and equivalents and long-term debt balances as reported in its June 28, 2002 balance sheet to decline by approximately $33.0 million and $297.2 million, respectively.

The net cash provided by operating activities for the six months ended June 28, 2002 was $70.3 million. The net cash provided by operating activities for the six months ended June 29, 2001 was $101.3 million. The decrease in net cash provided by operating activities of $31.0 million was primarily due to an increase in accounts receivable, primarily in North America, and an increase in income taxes paid of $13.7 million partially offset by an increase in cash resulting from the net change in all other operating assets and liabilities. Net cash provided by operating activities includes cash outflows for pension contributions of $37.6 million and $37.7 million in the first six months of 2002 and 2001, respectively. The Company expects to pay additional pension contributions in 2002 of approximately $4 million.

Cash used in investing activities for the six months ended June 28, 2002 was $48.5 million. Excluding the $70.2 million net cash paid in connection with the acquisition of ASTI, cash used in investing activities for the six months ended June 29, 2001 would have been $39.7 million. The Company invested $34.9 million in new facilities and equipment during the six months ended June 28, 2002 compared to $31.2 million during the same period in 2001. The Company expects to invest $90 million to $110 million in a new research and development facility and property, plant and equipment in 2002. The Company is currently considering another $100 million of capital projects for manufacturing plant and research and development facility expansions. Included in Other, net, cash outflows of $14.0 million for the first six months of 2002 are capitalized debt origination fees of $9.3 million related to the AMO long-term debt incurred in June of 2002 and an equity investment of $5.0 million related to a collaboration agreement with EntreMed, Inc. a publicly traded company that develops drugs that inhibit the growth of new blood vessels.

Cash provided by financing activities was $54.7 million for the six months ended June 28, 2002 compared to cash used in financing activities of $58.6 million for the six months ended June 29, 2001. The net increase in long-term debt of $237.1 million includes $297.2 million of new debt incurred by AMO in June 2002 consisting of $197.2 million of senior subordinated notes and a term loan of $100 million to be used by AMO in connection with its spin-off from Allergan. Also in June of 2002, the Company repaid approximately $111 million of long-term debt and notes payable in Japan as part of the planned spin-off of AMO. There were net borrowings of $72.1 million under commercial paper arrangements for the six months ended June 28, 2002. There were no such commercial paper borrowings for the six months ended June 29, 2001. Cash used in financing activities in both years include dividend outflows of $23.4 million in 2002 and $23.8 million in 2001 and the proceeds from the sale of stock to employees of $17.2 million in 2002 and $25.8 million in 2001. The 2002 amount of cash used in financing activities includes $175.0 million used to repurchase approximately 2.6 million shares of stock, compared to $53.2 million used in 2001. The Company is uncertain as to the level of treasury stock repurchases to be made in the future.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company’s existing credit facilities and existing cash and equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year. The Company believes it will incur approximately $10 million to $20 million in additional expenses subsequent to June 28, 2002 related to restructuring and certain business transition expenses associated with the AMO spin-off as more fully described in Note 2 in the accompanying notes to Unaudited Condensed Consolidated Financial Statements.

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

The commercialization rights, which are guaranteed through the expiration of the Option and exist at BSC’s discretion thereafter, currently permit the Company to market products developed from the compounds contributed to BSC worldwide, subject to a market-rate royalty on net sales. In addition, the Company may, at any time before the Option expires, acquire a separate option to purchase rights to any one product for a payment of $25 million. The Company may exercise this option to buy non-exclusive royalty-free rights to any one product that has been approved for sale by the Food and Drug Administration (“FDA”) or other regulatory body at the then-current fair

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

1.
The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes”, as that term is defined in the option agreement (e.g., an acceptance of an Investigational New Drug Application; commencement of a Phase 3 clinical trial, or the granting of a New Drug Application) and (ii) two (2) years have passed since the effective date of the option agreement; or

2.
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

The Option price takes into account the amount of research and development funds expended at risk by BSC on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. Although not currently exercisable, for illustrative purposes if the Company had been able to exercise the Option as of December 31, 2001, the option price would be approximately $95 million. If BSC continues to fund research and development on the Portfolio at the level currently anticipated, and the Company

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 28, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

exercised the Option on December 31, 2003, the option price would be approximately $350 million. Additionally, the option price would be greater in later years, as BSC expended additional funds on research and development. Neither BSC nor the Investor has the ability to require the Company to exercise the Option or to require the Company to provide any funding to BSC, and the Company has not and does not intend to provide any funding to BSC. In the event the Company does not exercise the Option or its product purchase right, BSC has the ability to sell compounds or products to other third parties. BSC’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and BSC pursuant to which all such activities are fully funded by BSC and the Company’s services are performed on a cost plus 10% basis. Because the financial risk associated with the research and development has been transferred to BSC and repayment of the funds provided by BSC depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Unaudited Condensed Consolidated Statements of Earnings. For the quarter and six month period ended June 28, 2002, the Company recognized $8.7 million and $18.2 million in research revenues, respectively, and $7.9 and $16.5 million in research costs, respectively, under the Research and Development Services Agreement with BSC. For the quarter and six month period ended June 29, 2001, the Company recognized $7.3 million and $6.6 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with BSC.

ALLERGAN, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

General

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. As it relates to foreign currency exchange risk, the Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

To ensure the adequacy and effectiveness of the Company’s foreign exchange hedge positions, the Company continually monitors its foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position. The gains and losses realized from foreign currency forward and option contracts are recorded in “Other, net” in the accompanying unaudited consolidated statements of earnings.

Interest Rate Risk

Historically, the Company’s interest income and expense was more sensitive to fluctuations in the general level of U.S. and Japan interest rates than to changes in rates in other markets. After June 28, 2002, changes in U.S. interest rates will primarily affect the interest earned on the Company’s cash and equivalents, and interest expense on the Company’s debt.

At June 28, 2002, the Company had $248.2 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $2.5 million.

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

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133.) the Company’s management decided not to designate the foreign currency forward contracts as accounting hedges. Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

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

A substantial portion of the Company’s purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada. Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option contracts as accounting hedges. Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as “Unrealized Gains/Losses on Derivative Instruments” in the accompanying unaudited condensed consolidated statements of earnings.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company “believes,” “anticipates,” “estimates,” “intends,” “could,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

•
The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires an ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to actual and prospective customers. Our competitors often have greater resources than the Company. This enables them, among other things, to spread their research and development costs over a broader revenue base. In addition to product development, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, service and access to technical information. It is possible that developments by our competitors could make our products or technologies noncompetitive or obsolete. In addition, competition from manufacturers of generic drugs is a major challenge in the United States and is growing internationally.

•
Prior to December 2000, the Company was the only manufacturer of an FDA-approved neuromodulator, Botox®. Another company has now received FDA approval of a neuromodulator. The Company’s sale of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval to market a neuromodulator.

•
The manufacturing process to create bulk toxin raw material necessary to produce Botox® is technically complex and requires significant lead time. Any failure by the Company to forecast demand for, or maintain an adequate supply of, bulk toxin and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

•
The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. The Company has in the past been, and continues to be, subject to various product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims, product recalls or corrections.

ALLERGAN,	INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

•
Some of the Company’s products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations (HMOs) and managed care organizations (MCOs). Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reform could affect Allergan’s ability to sell its products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, importation from other countries and bulk purchasing. If these measures become law, and if these measures impose price controls or otherwise negatively impact the Company’s prices, the Company’s revenues and financial condition could be materially and adversely affected. The Company encounters similar regulatory and legislative issues in most other countries.

•
The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company’s operating results. In addition, the Company’s interest-bearing investments, loans and borrowings are subject to interest rate change risk. The Company can provide no assurance that future exchange and interest rate movements, inflation or other related factors will not have a material adverse effect on the Company’s sales, gross profit or operating expenses.

•
The Company’s business is subject to other risks generally associated with doing business internationally, including political unrest and changing economic conditions involving countries where the Company’s products are sold or manufactured. Management cannot provide assurances that it can successfully manage these risks or avoid their effects.

•
Patent protection is generally important in the pharmaceutical industry. Therefore, Allergan’s future financial success may depend in part on obtaining patent protection for technologies incorporated into its products. No assurance can be given that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products. The patents covering several of the Company’s medicines are being challenged by generic drug manufacturers. The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be

ALLERGAN,	INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

enforceable in every instance, and that Allergan will not have adequate remedies for any such breach. It is also possible that Allergan’s trade secrets will become known or independently developed by its competitors.

•
Although Allergan has a corporate policy not to infringe the valid and enforceable patents of others, Allergan cannot provide any assurance that its products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. The Company may have to defend and is currently defending against charges that it violated patents or proprietary rights of third parties and, in fact, is currently involved in patent infringement litigation. Litigation is costly and time-consuming, and diverts the attention of Allergan’s management and technical personnel. In addition, if Allergan infringes the intellectual property rights of others, it could lose its right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent Allergan from manufacturing or selling its products, which could harm its business, financial condition, results of operations and cash flows. Please see Note 7 to the Condensed Consolidated Financial Statements and the “Legal Proceedings” section of each of Allergan’s Annual Report on Form 10-K for the year ending December 31, 2001 and its Quarterly Report on Form 10-Q for the quarter ending March 29, 2002, each of which is incorporated herein by reference, for information on current patent litigation.

•
The Company sells its pharmaceutical products primarily through wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase pricing and competitive pressures on pharmaceutical manufacturers, including the Company. In addition, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. The Company can give no assurances that wholesaler purchases will not decrease as a result of this potential excess buying.

•
The Company’s future performance will be affected by the market acceptance of products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for products such as Botox®. The Company has allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products currently in development by the Company may or may not receive the regulatory approvals necessary for marketing by the Company. Further, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. If any of the Company’s products cannot be successfully or timely commercialized, the Company’s operating results could be adversely affected. Delays or unanticipated costs in any part of the process or the

ALLERGAN,	INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

Company’s inability to obtain regulatory approval for its products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause the Company’s operating results to suffer. The successful development, regulatory approval and market acceptance of such products and indications cannot be assured. The intrinsic uncertainties associated with research and development efforts and the regulatory process are both discussed in greater detail in the “Research and Development” and the “Government Regulation” sections of Allergan’s Annual Report on Form 10-K for the year ending December 31, 2001, both of which are incorporated herein by reference.

•
As part of Allergan’s business strategy, the Company plans to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or significant charges to earnings that may adversely affect our stock price and financial condition. The Company regularly reviews potential acquisitions of technologies, products and businesses complementary to its business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If Allergan is unable to successfully integrate its acquisitions, it may not obtain the advantages that the acquisitions were intended to create, which may adversely affect the Company’s business, results of operations, financial condition and cash flows, its ability to develop and introduce new products and the market price of its stock. In addition, in connection with acquisitions, the Company could experience disruption in its business or employee base. There is also a risk that key employees of companies acquired may seek employment elsewhere, including with the Company’s competitors. Further, there may be overlap between the products or customers of Allergan and the companies acquired that may create conflicts in relationships or other commitments that are detrimental to the integrated businesses.

•
Extensive industry regulation has had, and will continue to have, a significant impact on Allergan’s business, especially its product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA, foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of Allergan’s products. Under certain of these regulations, Allergan is subject to periodic inspection of its facilities, procedures and operations and/or the testing of its products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Allergan is in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether Allergan’s systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and

Allergan cannot predict the extent to which it may be affected by legislative and regulatory developments. Allergan is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always a risk that the FDA or other applicable governmental authority will not approve products, or that the rate, timing and cost of such approvals will adversely affect Allergan’s product introduction plans or results of operations.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

        The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

The Company is involved in various lawsuits and claims arising in the ordinary course of business. On November 15, 2001, based upon a belief that Pharmacia Corporation planned to file a patent infringement lawsuit against the Company regarding the glaucoma drug Lumigan® in Europe, Allergan filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia and related entities in the Swedish District Court. The action requests a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia (the “Pharmacia Patent”). On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings. On July 5, 2002, Pharmacia filed a Motion for Preliminary Injunction in Sweden, in which Pharmacia asked the Court to enjoin Allergan from marketing Lumigan® in Sweden. No hearing date has been scheduled for this Motion.

On January 31, 2002, Allergan filed an action for a declaration of non-infringement and for revocation of the Pharmacia Patent in the High Court of Justice in the United Kingdom. In the lawsuit, Allergan asked the court to issue a ruling that Lumigan® does not infringe the Pharmacia Patent and also that the Pharmacia Patent is not valid. On March 15, 2002, Pharmacia filed a defense in the UK, denying Allergan’s allegations. On March 27, 2002, Pharmacia filed a counterclaim against Allergan in the UK action, alleging that Lumigan® infringes the Pharmacia Patent. Trial is currently scheduled to begin on March 10, 2003. Allergan has filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the Pharmacia Patent.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex Corp. indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of Acular®, Allergan, along with Syntex, the holder of the patent, filed a patent infringement lawsuit against Apotex, Inc., Apotex Corp. and Novex Pharma in the Northern District of California. In the complaint, Allergan and Syntex asked the court to find that the Acular® patent at issue is valid and infringed by the drug product sought to be approved in the Apotex ANDA. Trial is currently scheduled to begin on February 3, 2003.

On April 10, 2002, a class action lawsuit entitled “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Pennsylvania. The lawsuit contends that 10 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sale of their pharmaceutical products which are administered directly by doctors and other medical providers by deliberately overstating the average wholesale prices for their products. A notice of related action has been filed with the Judicial Panel for Multidistrict Litigation (“JPML”). Allergan is awaiting a ruling from the JPML determining whether or not the case will be consolidated with the pending “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases to which Allergan is not a party.

Allergan, Inc.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings. (Continued)

On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed ANDAs for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon filed a Motion for Summary Judgment, which was granted on May 8, 2002. On May 8, 2002, B&L filed a Motion for Summary Judgment, which was granted on June 4, 2002. On July 12, 2002, Allergan appealed the rulings on the Alcon and B&L Motions for Summary Judgment to the Federal Circuit Court of Appeals.

On June 6, 2002, two class action lawsuits respectively entitled “Jean Loman v. Allergan, Inc.” and “Jean Robinson v. Allergan, Inc.” were filed in the United States District Court in California. The lawsuits contend that Allergan violated the Sherman Act and the antitrust and/or unfair business competition statutes of various states and the District of Columbia by preventing generic versions of Alphagan® from entering the United States market. Allergan’s responses to the complaints are due on August 16, 2002.

The ultimate outcome of any pending litigation or claims cannot be ascertained at this time. Except for its patent infringement litigation involving Lumigan®, Allergan believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, no assurances can be given regarding the outcome of the litigation in which the Company is a party or the impact on the Company of an adverse ruling in litigation. Please see the Section entitled “Certain Factors and Trends Affecting Allergan and its Businesses” for a discussion of the Company’s litigation.

Item 6.      Exhibits and Reports on Form 8-K

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.35 Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.36 Transitional Services Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.37 Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

Allergan, Inc.

PART II - OTHER INFORMATION (Continued)

10.38 Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.39 Manufacturing and Supply Agreement, dated as of June 30, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.40 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 7, 2002

10.41 First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2001)

10.42 First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2001)

10.43 First Amendment to Allergan, Inc. Pension Plan (Restated 2001)

10.44 Fourth Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Restated 2000)

10.45 Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (Restated 1996)

10.46 Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996)

Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	ALLERGAN, INC.

/s/ Eric K. Brandt
Eric K. Brandt
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.35	Contribution and Distribution Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.36	Transitional Services Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.37	Employee Matters Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.38	Tax Sharing Agreement, dated as of June 24, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.39	Manufacturing and Supply Agreement, dated as of June 30, 2002, by and between Allergan, Inc. and Advanced Medical Optics, Inc.

10.40	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 7, 2002

10.41	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2001)

10.42	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2001)

10.43	First Amendment to Allergan, Inc. Pension Plan (Restated 2001)

10.44	Fourth Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Restated 2000)

10.45	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (Restated 1996)

10.46	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996)