Form 10-Q
period 2002-09-27
ALLERGAN INC
filed 2002-11-12
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 27, 2002	COMMISSION FILE NUMBER 1-10269

ALLERGAN, INC.

A DELAWARE CORPORATION	IRS EMPLOYER IDENTIFICATION
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

(1)	☒	yes	☐	no

(2)	☒	yes	☐	no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 1, 2002 there were 129,427,185 shares of common stock outstanding.

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 2002

INDEX

			Page

PART I –	FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

	(A)	Unaudited Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 27, 2002 and September 28, 2001	3

	(B)	Unaudited Condensed Consolidated Balance Sheets - September 27, 2002 and December 31, 2001	4

	(C)	Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 27, 2002 and September 28, 2001	5

	(D)	Notes to Unaudited Condensed Consolidated Financial Statements	6-18

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		19-29

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		30-31

	CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES		32-37

PART II –	OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS		37-39

ITEM 4 –	CONTROLS AND PROCEDURES		39-40

ITEM 5 –	OTHER INFORMATION		40

ITEM 6 –	EXHIBITS AND REPORTS ON FORM 8-K		40-41

Signature			42

Certifications			43-44

Exhibits			45

Part I – FINANCIAL INFORMATION
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In millions, except per share amounts)

	Three months ended		Nine months ended

	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Product Sales
Net sales	$350.6	$282.1	$1,006.8	$835.4
Cost of sales	60.7	50.4	151.9	145.2

Product gross margin	289.9	231.7	854.9	690.2
Research Services
Research service revenues (primarily from a related party through April 16, 2001)	9.4	8.2	27.6	49.7
Cost of research services	8.6	7.5	25.1	46.5

Research services margin	0.8	0.7	2.5	3.2
Operating costs and expenses
Selling, general and administrative	148.4	114.2	480.8	362.0
Research and development	59.0	50.9	170.3	177.0
Technology fees from related party	—	—	—	(0.7)
Legal settlement	118.7	—	118.7	—
Restructure charge and asset write-offs	0.5	—	64.4	—

Operating (loss) income	(35.9)	67.3	23.2	155.1
Non-operating income/(expense)
Interest income	3.7	6.7	10.7	25.8
Interest expense	(4.0)	(4.6)	(12.8)	(13.8)
Unrealized gain/(loss) on derivative instruments	1.6	(1.6)	(2.7)	1.7
Loss on investments, net	(22.2)	—	(30.2)	—
Other, net	6.3	2.1	12.2	4.4

	(14.6)	2.6	(22.8)	18.1

(Loss) earnings from continuing operations before income taxes and minority interest	(50.5)	69.9	0.4	173.2
(Benefit)/provision for income taxes	(14.1)	20.7	0.1	62.2
Minority interest	0.4	0.3	0.7	0.7

(Loss) earnings from continuing operations	(36.8)	48.9	(0.4)	110.3
Income from discontinued operations, net of applicable income tax expense of $6.7 million for the three months ended 2001 and $6.9 and $12.6 million for the nine months ended 2002 and 2001, respectively	—	17.9	11.2	31.7
Cumulative effect of change in accounting principle, net of $0.5 million of tax	—	—	—	(1.2)

Net (loss) earnings	$(36.8)	$66.8	$10.8	$140.8

Basic (loss) earnings per share:
Continuing operations	$(0.28)	$0.37	$—	$0.84
Discontinued operations	—	0.14	0.08	0.24
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net basic (loss) earnings per share	$(0.28)	$0.51	$0.08	$1.07

Diluted (loss) earnings per share:
Continuing operations	$(0.28)	$0.37	$—	$0.82
Discontinued operations	—	0.13	0.08	0.24
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net diluted (loss) earnings per share	$(0.28)	$0.50	$0.08	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 27, 2002	December 31, 2001

ASSETS
Current assets:
Cash and equivalents	$754.3	$774.9
Trade receivables, net	223.8	164.7
Inventories	70.2	55.0
Other current assets	121.1	120.2

Total current assets	1,169.4	1,114.8
Assets from discontinued operations	—	377.5
Investments and other assets	220.4	168.0
Property, plant and equipment, net	320.8	360.4
Goodwill	7.6	9.4
Intangibles, net	16.9	16.1

Total assets	$1,735.1	$2,046.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$47.7	$75.1
Accounts payable	79.7	74.7
Accrued expenses	305.9	140.2
Income taxes	49.9	114.4

Total current liabilities	483.2	404.4
Liabilities from discontinued operations	—	163.6
Long-term debt	25.7	33.0
Long-term convertible subordinated notes, net of discount	419.6	411.8
Other liabilities	66.9	54.8
Commitments and contingencies
Minority interest	2.0	1.2
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	335.0	321.6
Accumulated other comprehensive loss	(86.2)	(61.6)
Retained earnings	824.4	928.4

	1,074.5	1,189.7
Less – treasury stock, at cost (4,870,000 and 3,005,000 shares)	(336.8)	(212.3)

Total stockholders’ equity	737.7	977.4

Total liabilities and stockholders’ equity	$1,735.1	$2,046.2

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine months ended

	September 27, 2002	September 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations	$(0.4)	$109.1
Non-cash items included in net (loss) earnings:
Cumulative effect of accounting change for derivative instruments	—	1.7
Restructuring charge and asset write-offs	65.8	—
Legal settlement	118.7	—
In-process research and development write-off	—	40.0
Depreciation and amortization	33.3	40.2
Amortization of original issue discount	7.8	7.6
Deferred income tax benefit	(19.6)	(4.1)
Loss on investments and assets, net	24.5	1.2
Unrealized loss/(gain) on derivative instruments	2.7	(1.7)
Minority interest	0.7	0.7
Expense of compensation plans	7.6	8.4
Changes in assets and liabilities, net of effect of acquisition:
Trade receivables	(56.3)	(11.2)
Inventories	(17.1)	(7.2)
Other current assets	2.3	(17.4)
Accounts payable	2.6	0.9
Accrued expenses and other liabilities	19.2	(1.2)
Income taxes	(52.9)	34.7
Other non-current assets	(58.9)	(15.6)

Net cash provided by continuing operations	80.0	186.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(39.4)	(50.5)
Disposals of property, plant and equipment	7.8	3.5
Acquisition, net of cash acquired	—	(70.2)
Other, net	(1.5)	(5.7)

Net cash used in investing activities	(33.1)	(122.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(35.0)	(35.6)
Net repayments of notes payable	(56.2)	(8.5)
Sale of stock to employees	23.0	29.2
Net borrowings/(repayments) of long-term debt	22.6	(2.1)
Payments to acquire treasury stock	(180.8)	(89.9)

Net cash used in financing activities	(226.4)	(106.9)
Net cash provided by discontinued operations	174.7	37.2
Effect of exchange rate changes on cash and equivalents	(15.8)	(10.5)

Net decrease in cash and equivalents	(20.6)	(17.0)
Cash and equivalents at beginning of period	774.9	761.3

Cash and equivalents at end of period	$754.3	$744.3

Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid during the nine months ended for:
Interest (net of capitalization)	$14.2	$15.6

Income taxes	$60.2	$28.4

In the third quarter 2002, the Company recorded a dividend in the amount of $50.5 million representing the distribution of Advanced Medical Optics, Inc.’s common stock to the Company’s stockholders.

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These interim statements do not include all disclosures that would be required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001.  The results of operations for the three and nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.          Advanced Medical Optics, Inc.  Spin-off  Transaction

             On June 29, 2002, the Company launched a new company, Advanced Medical Optics, Inc. (AMO) by spinning off the ophthalmic surgical and contact lens care businesses to its stockholders by means of a tax-free dividend.  The common stock of AMO began trading publicly on July 1, 2002.  As a result of the dividend of the AMO stock to Allergan’s stockholders, the Company recorded a charge to retained earnings of $50.5 million in the third quarter of 2002.  The Company’s consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.

The Company did not account for its AMO businesses on the basis of separate legal entities.  Therefore the following selected financial data for AMO, as included in the Allergan, Inc. consolidated financial statements as a discontinued operation, is presented for informational purposes only and does not necessarily reflect what the net sales or net earnings would have been had the business operated as a stand-alone entity.

	Three months ended		Nine months ended

(In millions)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Net Sales	$—	$136.7	$251.7	$396.7
Net Earnings	—	$17.9	$11.2	$31.7

Through the end of the third quarter of 2002, actual costs incurred by the Company related to the AMO spin-off, including restructuring and duplicate operating expenses, were approximately $105.6 million including $4.4 million in costs incurred prior to 2002.  This amount excludes $14.3 million in costs incurred in 2002 which were allocated to discontinued operations.  The Company expects to incur additional business transition expenses in the fourth quarter of 2002 of approximately $1 million to $2 million.  The Company has also paid $8.1 million and expects to pay an additional amount of approximately $8 million to $12 million for various taxes related to the intercompany purchases of assets by AMO prior to the spin-off which were deferred and charged to retained earnings as part of the dividend of the AMO stock to Allergan’s stockholders.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Additionally, management has estimated that approximately $15 million to $20 million of additional annual net costs will be incurred by the Company associated with disynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of the companies.  These additional costs have begun to be incurred in the third quarter of 2002, but are not reflected in the Company’s results of continuing operations for the first six months of 2002.

As part of the spin-off of AMO, Allergan and AMO have entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement.

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses.  AMO will recover costs from Allergan in a similar manner for services provided by AMO.  With limited exceptions, Allergan does not expect that transitional services will extend beyond the 12-month period following the spin-off.

Under the manufacturing and supply agreement, Allergan will manufacture certain contact lens care products and VITRAX for a period of up to three years from the date of the distribution.  Under the manufacturing agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%.

The tax sharing agreement governs Allergan’s and AMO’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution.  Generally, Allergan will be liable for all pre-distribution taxes attributable to its business, and AMO will indemnify Allergan for all pre-distribution taxes attributable to AMO’s business for the current taxable year.  In addition, the tax sharing agreement provides that Allergan will generally be liable for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.          Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

             The Company has recorded a $65.8 million pre-tax charge for restructuring costs and asset write-offs for the nine month period ended September 27, 2002, substantially all of which are related to the AMO spin-off, as more fully described in Note 2.  Included in asset write-offs is a $1.9 million charge unrelated to the AMO spin-off.  The restructuring charge represents certain costs that are part of a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines.  These costs consist primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs related to the spin-off of the surgical and contact lens care businesses.  Included in other costs within the table below, is $1.4 million of inventory write-offs which have been recorded as a component of “Cost of Sales” in the Unaudited Condensed Consolidated Statements of Operations.  The restructure and spin-off activities through September 27, 2002 also include a workforce reduction of 263 positions over a one year period.

The following table presents the restructuring activities through September 27, 2002 (in millions):

	Charges for Employees Involuntarily Terminated	Facility Closure and Consolidation Costs	Asset Write-offs	Other Costs	Total Restructuring

Net charge during quarter ended March 29, 2002	$7.5	$3.3	$2.4	$—	$13.2
Net charge during quarter ended June 28, 2002	6.2	—	38.2	7.4	51.8
Net charge during quarter ended September 27, 2002	0.5	—		0.3	0.8

Total charge	14.2	3.3	40.6	7.7	65.8
Assets written off	—	(2.7)	(40.6)	—	(43.3)
Spending	(7.3)	(0.4)	—	(5.3)	(13.0)

Balances as of September 27, 2002	$6.9	$0.2	$—	$2.4	$9.5

During the first nine months of 2002, the Company incurred $41.1 million of duplicate operating expenses associated with the spin-off of the ophthalmic surgical and contact lens care product lines.  Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses.  Duplicate operating expenses have been included in the normal operating expense classifications to which they relate in the statements of operations.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, which did not result in a negative impact on the Company’s consolidated financial statements.  At September 27, 2002 and December 31, 2001, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	September 27, 2002		December 31, 2001

(In millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortizable Intangible Assets:
Licensing	$3.0	$(3.0)	$3.4	$(3.1)
Trademarks	3.5	(1.3)	4.2	(1.7)
Product Marketing Rights	12.8	—	13.2	—
Other	12.2	(11.4)	11.1	(11.0)

	31.5	(15.7)	31.9	(15.8)
Unamortizable Intangible Assets:
Licensing	1.1	—	—	—

	$32.6	$(15.7)	$31.9	$(15.8)

Product marketing rights represent commercialization rights on certain compounds and research projects.  During the first quarter of 2002, the Company determined that the carrying value of these capitalized product marketing rights was impaired by approximately $0.4 million as a result of certain compound and research project failures.  This impairment was recorded as a selling, general and administrative expense.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Aggregate amortization expense for amortizable intangible assets was $0.1 million and $0.1 million for the quarters ended September 27, 2002 and September 28, 2001, respectively, and $0.4 million and $0.7 million for the nine months ended September 27, 2002 and September 28, 2001, respectively.

Estimated amortization expense for years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $0.6 million, $0.6 million, $0.6 million, $0.3 million and zero, respectively.

Goodwill

(In millions)	Sept. 27, 2002

Goodwill:
United States	$4.6
Europe	0.6
Latin America	2.2
Other	0.2

$7.6

There was no activity related to goodwill during the third quarter or nine month period ended September 27, 2002.

Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	For the quarters ended September		For the nine months ended September

(In millions except per share amounts)	2002	2001	2002	2001

(Loss) earnings from continuing operations	$(36.8)	$48.9	$(0.4)	$110.3
Add back:
Goodwill amortization, net of tax	—	0.7	—	2.0

Adjusted (loss) earnings from continuing operations	$(36.8)	$49.6	$(0.4)	$112.3

Basic (loss) earnings per share from continuing operations:
(Loss) earnings per share from continuing operations	$(0.28)	$0.37	$—	$0.84
Goodwill amortization	—	—	—	0.01

Adjusted (loss) earnings per share from continuing operations	$(0.28)	$0.37	$—	$0.85

Diluted (loss) earnings per share from continuing operations:
(Loss) earnings per share from continuing operations	$(0.28)	$0.37	$—	$0.82
Goodwill amortization	—	—	—	0.02

Adjusted (loss) earnings per share from continuing operations	$(0.28)	$0.37	$—	$0.84

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) was issued.  SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted the provisions of SFAS No. 144 during the first quarter of 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (SFAS No. 145) was issued and will be effective for fiscal years beginning after May 15, 2002.  SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements.  The Company has elected early adoption and implemented the provisions of SFAS 145 during the second quarter 2002 which did not have a material effect on the Company’s financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002.  SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value.  Companies must record in income from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation.  Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations.  The Company believes that the implementation of the provisions of SFAS No. 146 will not have a material effect on the Company’s consolidated financial statements.

5.          Inventories

             Components of inventories were:

(In millions)	September 27, 2002	December 31, 2001

Finished goods	$28.0	$27.1
Work in process	19.6	17.4
Raw materials	22.6	10.5

Total	$70.2	$55.0

6.          Income Taxes

             Income taxes, exclusive of the impact of the charge resulting from the acquisition of ASTI in 2001, are determined using an estimated

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in Puerto Rico and certain non-U.S. jurisdictions and R&D tax credits available in the United States.  Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations outside the United States, or will be offset by appropriate credits for foreign income taxes paid.

7.          Litigation

             The Company is involved in various lawsuits and claims arising in the ordinary course of business. On October 24, 2002, Allergan entered into a settlement with Pharmacia and Columbia University resolving all intellectual property disputes regarding Lumigan ® worldwide.  Allergan recorded a pre-tax charge of $118.7 million in the third quarter of 2002 related to this agreement and will pay royalties on the sale of Lumigan ® for a specified time based on the future sales of Lumigan ®. On November 4, 2002, the United States District Court in Delaware entered an order dismissing with prejudice the intellectual property lawsuits with Pharmacia and Columbia University regarding Lumigan® that were venued in the United States.  Allergan and Pharmacia are currently taking steps to obtain dismissals with prejudice of the U.K., Dutch and Swedish actions.

On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc, v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Massachusetts.  On March 18, 2002, plaintiffs filed an amended complaint.  The lawsuit contends that 23 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices.   A notice of related action has been filed with the Judicial Panel for Multidistrict Litigation (“JPML”).  The case was consolidated with the pending “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases.  A Stipulation of Voluntary Dismissal without Prejudice as to Allergan was filed on October 28, 2002.

On April 10, 2002, a class action lawsuit entitled “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Pennsylvania.  The lawsuit contends that 10 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sale of their pharmaceutical products which are administered directly by doctors and other medical providers by deliberately overstating the average wholesale

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

prices for their products.  The case was consolidated with the pending “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases.  A Stipulation of Voluntary Dismissal without Prejudice as to Allergan was filed on October 28, 2002.

On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed Abbreviated New Drug Applications (“ANDAs”) for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon filed a Motion for Summary Judgment, which was granted on May 8, 2002. On May 8, 2002, Bausch & Lomb filed a Motion for Summary Judgment, which was granted on June 4, 2002. On July 12, 2002, Allergan appealed the rulings on the Alcon and Bausch & Lomb Motions for Summary Judgment to the Federal Circuit Court of Appeals.  On October 11, 2002, oral argument on Allergan’s appeal took place.  The matter was taken under submission by the Court.

On October 3, 2002, a class action lawsuit entitled “Peter Virag v. Allergan, Inc. et al.” was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit contends that 26 pharmaceutical companies, including Allergan, manipulated the average wholesale prices for their products, thereby causing patients and third party payors in California to pay higher prices for medications.  The case has been removed to the United States District Court for the Central District of California. The parties have agreed that Allegran’s response to the complaint will be due on a date to be determined.

On September 27, 2002, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from IVAX Corporation indicating that it had filed an ANDA for a generic form of Alphagan ®, the Company filed a patent infringement lawsuit against IVAX in the United States District Court for the District of New Jersey.  In the complaint, the Company asked the Court to find that the Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX ANDA.

On June 6, 2002, two class action lawsuits respectively entitled “Jean Loman v. Allergan, Inc.” and “Jean Robinson v. Allergan, Inc.” were filed in the United States District Court in California.  The lawsuits contend that Allergan violated the Sherman Act and the antitrust and/or unfair business competition statutes of various states and the District of Columbia by preventing generic versions of Alphagan® from entering the United States market.  Allergan was dismissed from the action without prejudice on August 30, 2002.

On September 18, 2002, a complaint entitled “Pacific Plumbing v. Pacific National Group (PNG), Allergan, Inc., etc.” was filed in Orange County

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Superior Court.  The complaint alleges a breach of contract between Pacific Plumbing and PNG, a general contractor who was retained by Allergan to design and build certain buildings on Allergan’s Irvine campus.  Subsequently, six additional lawsuits were filed by other subcontractors working on the same construction project alleging similar claims for payment under contract from PNG, each including Allergan as a defendant.  A mediation involving Allergan and PNG is currently scheduled for January 23, 2003.

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

8.          Earnings Per Share

             The following is a reconciliation of net (loss) earnings and weighted average common shares outstanding for purposes of calculating basic and diluted net (loss) earnings per share:

	Three Months Ended		Nine Months Ended

BASIC (In millions, except per share data)	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

(Loss) earnings from continuing operations	$(36.8)	$48.9	$(0.4)	$110.3
Earnings from discontinued operations	—	17.9	11.2	31.7
Cumulative effect of change in accounting principle	—	—	—	(1.2)

Net (loss) earnings	$(36.8)	$66.8	$10.8	$140.8

Weighted average number of shares issued	129.3	132.0	129.6	131.9
(Loss) earnings per basic common share:
Continuing operations	$(0.28)	$0.37	$—	$0.84
Discontinued operations	—	0.14	0.08	0.24
Cumulative change in accounting principle	—	—	—	(0.01)

Net basic (loss) earnings per share	$(0.28)	$0.51	$0.08	$1.07

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended

DILUTED (In millions, except per share data)	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

(Loss) earnings from continuing operations	$(36.8)	$48.9	$(0.4)	$110.3
Net interest expense from convertible subordinated notes, net of tax	—	1.8	—	—

	(36.8)	50.7	(0.4)	110.3
Earnings from discontinued operations	—	17.9	11.2	31.7
Cumulative effect of change in accounting principle	—	—	—	(1.2)

Net (loss) earnings	$(36.8)	$68.6	$10.8	$140.8

Weighted average number of shares issued	129.3	132.0	129.6	131.9
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	—	1.7	—	2.3
Dilutive effect of assumed conversion of subordinated notes outstanding	—	4.0	—	—

Diluted shares	129.3	137.7	129.6	134.2

(Loss) earnings per diluted common share:
Continuing operations	$(0.28)	$0.37	$—	$0.82
Discontinued operations	—	0.13	0.08	0.24
Cumulative change in accounting principle	—	—	—	(0.01)

Net diluted (loss) earnings per share	$(0.28)	$0.50	$0.08	$1.05

Stock options outstanding during the three and nine month periods ended September 27, 2002 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and hence, the impact would be antidilutive.  Options to purchase 11,937,000 shares of common stock at exercise prices ranging from $10.14 to $127.51 per share were outstanding as of September 27, 2002. Options to purchase 4,457,000 shares of common stock at exercise prices ranging from $75.13 to $132.36 per share were outstanding as of September 28, 2001 and were not included in the computation of diluted earnings per share for the nine months ended September 28, 2001 because the effect would be antidilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Additionally, for the three month period ended September 27, 2002 and for the nine month periods ended September 27, 2002 and September 28, 2001, the effect of approximately 4.0 million common shares related to the long-term convertible subordinated notes was not included in the computation of diluted earnings per share because the effect would be antidilutive.

9.           Comprehensive Income

              The following tables summarize components of comprehensive income/(loss) for the periods indicated:

	Third Quarter Ended

(In millions)	September 27, 2002			September 28, 2001

	Before-tax amount	Tax benefit	Net-of-tax amount	Before-tax amount	Tax benefit	Net-of-tax amount

Foreign currency translation adjustments	$(12.8)	$—	$(12.8)	$(9.6)	$—	$(9.6)
Unrealized holding losses on investments arising during period	2.8	(1.1)	1.7	(1.7)	0.7	(1.0)

Other comprehensive loss	$(10.0)	$(1.1)	(11.1)	$(11.3)	$0.7	(10.6)

Net (loss) earnings			(36.8)			66.8

Total other comprehensive (loss)/income			$(47.9)			$56.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended

(In millions)	September 27, 2002			September 28, 2001

	Before-tax amount	Tax benefit	Net-of-tax amount	Before-tax amount	Tax benefit	Net-of-tax amount

Foreign currency translation adjustments	$(24.6)	$—	$(24.6)	$(12.7)	$—	$(12.7)
Unrealized holding losses on investments arising during period	—	—	—	(12.3)	4.6	(7.7)

Other comprehensive loss	$(24.6)	$—	(24.6)	$(25.0)	$4.6	(20.4)

Net (loss) earnings			(0.4)			140.8

Total other comprehensive (loss)/income			$(25.0)			$120.4

10.          Business Segment Information

               Subsequent to the spin-off of AMO, the Company operates its business on the basis of one reportable segment – specialty pharmaceuticals.  The Company produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over the counter dermatological products; and Botox® Purified Neurotoxin Complex for certain therapeutic and cosmetic indications.  The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions which share similar distribution channels and customers.

Management evaluates its various global product portfolios on a revenue basis, which is presented below.  The Company’s principal markets are the United States, Europe, Latin America and Asia.  The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 69.8% and 66.5% of total product net sales in the quarters ended September 27, 2002 and September 28, 2001, respectively, and 71.1% and 67.7% of total product net sales for the nine month periods ended September 27, 2002 and September 28, 2001, respectively.  In the United States, sales to two major customers represented 26.5% of total Company consolidated product net sales in the quarters ended September 27, 2002 and September 28, 2001, and 28.0% and 25.9% of total Company consolidated product net sales for the nine month periods ended September 27, 2002 and September 28, 2001, respectively.  Net sales for manufacturing operations primarily represents sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the spin-off of AMO.  Operations for the Europe Region

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

also include sales to customers in Africa and the Middle East, and operations in the Asia Pacific Region include sales to customers in Australia and New Zealand.

	Three Months Ended		Nine Months Ended

Net Sales by Product Line (In millions):	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Eye Care Pharmaceuticals	$202.5	$186.5	$616.5	$559.1
Skin Care	26.9	18.4	68.3	55.1
BOTOX®/Neuromodulator	110.7	77.2	311.5	221.2

	340.1	282.1	996.3	835.4
Other	10.5	—	10.5	—

Total Net Sales	$350.6	$282.1	$1,006.8	$835.4

GEOGRAPHIC INFORMATION
(In millions)

	Third Quarter Ended		Nine Months Ended

Net Sales	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

United States	$234.4	$186.8	$703.6	$562.6
Europe	52.6	42.7	140.5	128.6
Latin America	19.6	28.8	59.7	76.3
Asia Pacific	22.5	14.1	57.4	38.5
Other	11.3	8.9	33.5	26.3

	340.4	281.3	994.7	832.3
Manufacturing operations	10.2	0.8	12.1	3.1

Total	$350.6	$282.1	$1,006.8	$835.4

Long-Lived Assets	Sept. 27, 2002

United States	$53.0
Europe	24.9
Latin America	25.7
Asia Pacific	11.6
Manufacturing operations	271.3
Corporate	178.8
Other	0.4

Total	$565.7

11.          Subsequent Events

               On October 24, 2002 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable December 12, 2002 to stockholders of record on November 14, 2002.

In October 2002, the Company replaced its domestic $250.0 million committed credit facility with a new five-year committed credit facility which allows for borrowings of up to $300.0 million through 2007.

On October 31, 2002, the Company agreed to sell in a private offering approximately $641.5 million principal amount at maturity of zero coupon convertible senior notes due November 6, 2022.  The Company received on November 6, 2002 gross proceeds of approximately $500 million from the sale of the convertible senior notes. The convertible senior notes carry a yield to maturity of 1.25% and are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount of the convertible notes if the closing price of Allergan’s common stock exceeds certain levels.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

REVENUE RECOGNITION

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss transfer to the customer (i.e., F.O.B. shipping point).  The Company generally permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, and from the normal channels of distribution.  Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers.  Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated.  Historical product returns have been within the amounts reserved.

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

RESULTS OF OPERATIONS

The following table compares 2002 and 2001 net sales by product line for the third quarter and year-to-date periods:

	Three Months Ended		Nine Months Ended

Net Sales by Product Line ($ millions):	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Eye Care Pharmaceuticals	$202.5	$186.5	$616.5	$559.1
Skin Care	26.9	18.4	68.3	55.1
BOTOX®/Neuromodulator	110.7	77.2	311.5	221.2

	340.1	282.1	996.3	835.4
Other	10.5	—	10.5	—

Total Net Sales	$350.6	$282.1	$1,006.8	$835.4

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

For the quarter ended September 27, 2002 total net sales increased by $68.5 million or 24.3% to $350.6 million as compared to net sales of $282.1 million in the third quarter of 2001.  Net sales for the nine months ended September 27, 2002 were $1,006.8 million, a 20.5% increase from the comparable 2001 net sales of $835.4 million.

The impact of foreign currency changes compared to the prior year periods increased net sales by $0.1 million or zero percent for the quarter ended September 27, 2002 and decreased net sales by $6.0 million or 0.7% for the nine months ended September 27, 2002.  At constant currency rates, sales increased $68.4 million or 24.2% during the quarter, and $177.4 million or 21.2% for the nine months ended September 27, 2002 compared with the same periods last year.

Sales in the U.S. were 69.8% of total product net sales for the quarter ended September 27, 2002, which represents a 3.3 percentage point increase over the 66.5% rate for the third quarter of 2001.  For the nine months ended September 27, 2002, sales in the US were 71.1% of total product net sales, which represents a 3.4 percentage point increase over the 67.7% rate for the first nine months of 2001.  The increase in the mix of US sales as a percentage of total product net sales for the current quarter and the nine months ended September 27, 2002 was primarily attributable to the increase in US eye care pharmaceutical, skin care and Botox® sales.

The $0.1 million impact of foreign currency changes for the three month period ended September 27, 2002 primarily affected the eye care pharmaceuticals and Botox® product lines.  The net positive impact was primarily due to the strengthening of the Euro, partially offset by weaknesses in the Brazilian Real and other Latin American currencies.  The $6.0 million impact of foreign currency changes for the first nine months of 2002 affected the eye care pharmaceuticals and Botox® product lines.  Eye care pharmaceutical sales were reduced by $3.6 million in the nine month period ended September 27, 2002 compared to sales calculated at constant currency rates, primarily as a result of the weakness in the Brazilian Real and other Latin American currencies, partially offset by a strengthening in the Euro.  Botox® sales were reduced by $2.4 million in the first nine months of 2002 compared to amounts calculated at constant currency rates primarily as a result of weakness in the Japanese Yen, Brazilian Real and other Latin American currencies, partially offset by a strengthening in the Euro.

The $68.5 million increase in net sales in the third quarter of 2002 and the $171.4 million increase in net sales in the first nine months of 2002 compared to net sales in 2001 were the result of increases in sales in all product lines, especially Botox® and eye care pharmaceuticals.

Other sales primarily include sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the spin-off of AMO from the Company.  Sales of Botox® increased by $33.5 million in the third quarter of 2002 and $90.3 million in the first nine months of 2002 compared to the same periods in 2001.  Eye care pharmaceutical sales increased by $16.0 million in the third quarter of 2002 and $57.4 million in the first nine months of 2002.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

Sales of skin care products increased $8.5 million in the third quarter of 2002 and $13.2 million in the first nine months of 2002 compared to the same periods in 2001.

Botox® sales increased as a result of strong growth in both the United States and international markets.  Botox® sales growth was driven primarily by the April 2002 approval of Botox® Cosmetic by the U.S. Food and Drug Administration (FDA) for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger.  Allergan believes its worldwide market share is over 80% for neuromodulators including Botox®.  Although the market for neuromodulators continues to expand, the rate of growth of Botox® was slightly reduced by the introduction of a competitive neuromodulator in 2001.

Eye care pharmaceutical sales increased primarily due to strong sales growth in the Company’s relatively new glaucoma drug, Lumigan®, and increased sales from eye drop products, primarily Refresh, Ocuflox and Alocril.  Eye care pharmaceuticals were negatively impacted in the third quarter of 2002 by a $12.4 million decrease in sales of the Alphagan® Ophthalmic Solutions product line for glaucoma, which includes both Alphagan® (brimonidine tartrate ophthalmic solution) 0.2% and Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®.  This decline was the result of the Company’s decision in the third quarter of 2002 to discontinue the US distribution of Alphagan® and to focus the Company’s manufacturing, sales and marketing efforts on its improved brimonidine solution, Alphagan® P.  Skin care sales increased primarily due to strong sales of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne.

Allergan’s gross margin percentage for the third quarter of 2002 was 82.7% of net sales, which represents a 0.6 percentage point increase from the 82.1% rate for the third quarter of 2001.  The gross margin percentage for the nine months ended September 27, 2002 was 84.9% of net sales, which represents a 2.3 percentage point increase from the 82.6% rate for the first nine months of 2001.  The gross margin percentages increased in 2002 compared to the same periods in 2001 primarily as a result of shifts in the mix of products sold to higher margin Botox®/neuromodulator products and a general increase in the gross margins of all product lines, partially offset by low margin contract manufacturing sales to AMO.  Gross margin in dollars for the third quarter of 2002 increased over the third quarter of 2001 by $58.2 million or 25.1% as a result of the 24.3% increase in net sales and the 0.6 percentage point increase in gross margin percentage.  For the first nine months of 2002, gross margin in dollars increased over the comparable period of 2001 by $164.7 million or 23.9% as a result of the 20.5% increase in net sales and the 2.3 percentage point increase in gross margin percentage.  The increase in gross margin dollars and percentage in the first nine months of 2002 was partially offset by a $1.4 million charge to cost of sales related to the restructuring charge and asset write-off and $2.0 million of duplicate operating expenses, primarily salaries, training expenses, equipment and personnel relocation costs and product

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

label changeover costs associated with the spin-off of Advanced Medical Optics, Inc.

Selling, general and administrative (SG&A) expenses for the third quarter of 2002 were $148.4 million or 42.3% of net sales compared to $114.2 million or 40.5% of net sales in the third quarter of 2001.  SG&A expenses for the first nine months of 2002 were $480.8 million or 47.8% of net sales compared to $362.0 million or 43.3% of net sales in the comparable 2001 period.  The increase in SG&A dollars was a result of higher promotion, selling and marketing expenses supporting the increase in sales, especially for Botox®, Lumigan® and Alphagan® P products in the United States.  SG&A expenses in 2002 also included duplicate operating expenses associated with the spin-off of AMO of $2.8 million and $38.5 million for the three and nine month periods ended September 27, 2002, respectively.  Duplicate operating expenses include advisory fees, product and regulatory transition costs, salary and recruiting costs associated with the spin-off of AMO.  SG&A in the third quarter of 2001 and for the nine months ended September 28, 2001 included $2.9 million and $8.9 million, respectively, of pre-tax goodwill amortization.  Beginning in 2002, Allergan no longer amortizes goodwill as required by SFAS No. 142.

Excluding duplicate operating expenses, SG&A increased as a percentage of net sales in the third quarter and for the first nine months of 2002 compared to 2001.  The percentage increase was primarily due to higher promotion, selling and marketing expenses associated with the increase in Botox® sales fueled by the 2002 launch of Botox® Cosmetic in North America, costs associated with preparations for the launch of Vistabel®, the trade name for Botox® Cosmetic in Europe, and higher selling expenses (and promotion expenses in the third quarter only) for eye care pharmaceuticals driven by the 2002 launch of Lumigan® in Europe and Canada.

Research and development expenses increased in the third quarter of 2002 by $8.1 million or 15.9%, to $59.0 million compared to $50.9 million for the same period last year.  For the nine months ended September 27, 2002, research and development expenses decreased by $6.7 million to $170.3 million compared to $177.0 million for the nine months ended September 28, 2001.  The amount for the first nine months of 2001 includes a charge of $40.0 million for in-process research and development associated with the acquisition of Allergan Specialty Therapeutics, Inc. in the second quarter of 2001.  The amount for the first nine months of 2002 includes $0.6 million of duplicate operations expenses, primarily salaries and records duplication costs, related to the spin-off of AMO.  Excluding the effect of the $40.0 million charge in the second quarter of 2001 and the duplicate operating expenses incurred in 2002, research and development expenses increased $32.7 million in the first nine months of 2002 compared to the

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

same period last year.  The increase in research and development spending in 2002 is primarily a result of higher rates of investment in Botox® and skin care research and development.

In the third quarter of 2002, the Company recorded a pre-tax charge of $118.7 million related to a global settlement with Pharmacia Corporation and Columbia University resolving all intellectual property disputes regarding Lumigan® (bimatoprost ophthalmic solution, 0.03%) ophthalmic solution, covering two separate patent infringement lawsuits in the U.S. and a number of lawsuits and patent oppositions in Europe.  The charge provides for the settlement of all litigation and potential past damages.

During the third quarter of 2002, the Company recorded a $0.8 million pre-tax restructuring charge and asset write-off representing costs incurred in connection with the spin-off of the ophthalmic surgical and contact lens care product lines.  For the first nine months of 2002, the Company incurred total pre-tax restructuring charges and asset write-offs in connection with the restructure and spin-off of $65.8 million.  These costs consisted primarily of employee severance, manufacturing asset write-offs substantially all related to surgical and contact lens care research and manufacturing facilities, facility closure and consolidation costs, and other costs including inventory write-offs.  For the three and nine month periods ended September 27, 2002, inventory write-offs of $0.3 million and $1.4 million, respectively, have been charged to Cost of Sales, with the balance of $0.5 million and $64.4 million of the restructuring charges for the third quarter and first nine months of 2002, respectively, reported separately on the statements of operations as Restructuring Charge and Asset Write-off.  The Company expects to incur additional business transition expenses in the fourth quarter of 2002 of approximately $1 to $2 million.

The Company reported an operating loss in the third quarter of 2002 of $35.9 million compared to an operating profit of $67.3 million for the third quarter of 2001.  The decrease in operating income of $103.2 million was primarily due to the $118.7 million charge for the legal settlement incurred in the third quarter of 2002 associated with the Pharmacia and Columbia University settlement, the increase in SG&A expenses of $34.2 million and an increase in research and development expenses of $8.1 million, partially offset by the $58.2 million increase in gross margin.  For the nine months ended September 27, 2002, operating income was $23.2 million compared to $155.1 million for the same period last year.  The decline in operating income of $131.9 million in the first nine months of 2002 was primarily due to the $118.7 million legal settlement charge, the $64.4 million restructuring charge and asset write-off and the increase in SG&A expenses of $118.8 million, partially offset by the $164.7 million increase in gross margin and the $6.7 million reduction in research and development expenses.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

Total non-operating expenses in the third quarter of 2002 were $14.6 million compared to total non-operating income of $2.6 million in the third quarter of 2001.  Interest income decreased $3.0 million to $3.7 million in the third quarter of 2002 compared to $6.7 million in the same period last year.  The decline in interest income was primarily the result of lower interest rates partially offset by higher average cash and equivalent balances earning interest in 2002 compared to 2001.  The Company recorded an unrealized gain on derivative instruments of $1.6 million in the third quarter of 2002 compared to an unrealized loss of $1.6 million in the third quarter of 2001.  The Company records as “unrealized gains/(losses) on derivative instruments” the mark to market adjustments on its outstanding foreign currency options which the Company enters into to reduce the volatility of expected earnings in currencies other than the U.S. dollar.  In the third quarter of 2002, the Company recorded a loss of $22.2 million related to the permanent impairment of certain third-party investments and related collaborations due to unfavorable capital market conditions.  The Company believes the technology associated with these investments continues to be viable from a development perspective.  In the third quarter of 2002, the Company recorded a $5.7 million gain reported in “Other, net” for the sale of a facility no longer required following the spin-off of AMO.

Total non-operating expenses in the first nine months of 2002 were $22.8 million compared to total non-operating income of $18.1 million for the nine month period ended September 28, 2001.  Interest income in the nine months ended September 27, 2002 was $10.7 million, a decrease of $15.1 million compared to interest income of $25.8 million in the nine months ended September 28, 2001.  The decline in interest income was due to lower average cash and equivalent balances earning interest and lower interest rates in 2002 compared to 2001.  Loss on investments for the first nine months of 2002 was $30.2 million representing the permanent impairment of certain third-party investments and related collaborations.  After adjusting for the recorded impairments, the Company has a net carrying value at September 27, 2002 of $9.7 million in third-party equity investments and notes receivable with public and privately held companies. These investments and notes are subject to review for other than temporary declines in fair value on a quarterly basis.  During the first nine months of 2002, the Company recorded unrealized losses on derivative instruments of $2.7 million compared to unrealized gains of $1.7 million in the nine month period ended September 28, 2001.  For the nine months ended September 27, 2002 Other, net includes a $5.7 million gain on the sale of a facility and a $5.0 million benefit resulting from the settlement of a collaboration relationship.

The effective tax rate for the third quarter of 2002 excluding the effect of discontinued operations was 27.9% compared to 29.6% for the third quarter of 2001.  For the first nine months of 2002, the effective tax rate excluding the effect of discontinued operations was 25.0% compared to 35.9%

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF OPERATIONS (Continued)

for the nine month period ended September 28, 2001.  Excluding the effect of the $40.0 million charge for in-process research and development in the second quarter of 2001, for which the Company did not record a tax benefit, the effective tax rate in the first nine months of 2001 would have been 29.2%.  The decrease in the consolidated effective tax rate for the third quarter of 2002 compared to the third quarter of 2001, and the decrease in the consolidated effective tax rate to 25.0% for the first nine months of 2002 compared to the adjusted effective tax rate of 29.2% for the first nine months of 2001, excluding the effect of the non-deductible charge for in-process research and development in 2001, was primarily due to a change in the mix of earnings in the various tax jurisdictions in which the Company operates.  The Company expects its consolidated full year effective tax rate in 2002 to be 28.0% excluding the effect of discontinued operations.

The Company incurred a loss from continuing operations in the third quarter of 2002 of $36.8 million compared to earnings of $48.9 million for the third quarter of 2001.  The loss from continuing operations was $0.4 million for the first nine months of 2002 compared to earnings from continuing operations of $110.3 million for the same period in 2001.  The decline in earnings for the third quarter and first nine months of 2002 compared to the same periods in 2001 was due to the decline in operating income, primarily due to the legal settlement, restructuring charge and asset write-offs and duplicate operating expenses incurred in 2002, and the increase in total non-operating expenses, partially offset by the decrease in the provision for income taxes.

The results of operations for Advanced Medical Optics, Inc. have been classified in the statements of operations as discontinued operations.  Net sales from discontinued operations were $251.7 million for the six months ended June 28, 2002 (AMO was spun off on June 29, 2002), and $136.7 million and $396.7 million, respectively, for the three and nine month periods ended September 28, 2001.

Net earnings for the first nine months of 2001 included a $1.2 million after-tax loss related to the adoption of SFAS No. 133 - “Accounting for Derivative Instruments and Hedging Activities.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2002, the Company had long-term credit facilities and a medium term note program.  In October 2002, the Company replaced its domestic $250.0 million committed credit facility with a new five-year committed credit facility which allows for borrowings of up to $300.0 million through 2007.  The medium term note program allows the Company to issue up to an additional $10 million in medium term notes on a non-revolving basis.  In September 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for a new medium term note program for up to $350 million in debt securities.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Borrowings under the credit facilities are subject to certain financial and operating covenants, including a requirement that the Company maintain certain financial ratios, and other customary covenants for credit facilities of similar kind.  As of September 27, 2002, the Company did not have any borrowings under its credit facility and had $55.0 million in borrowings under the current medium term note program.

On October 31, 2002, the Company agreed to sell in a private offering approximately $641.5 million principal amount at maturity of zero coupon convertible senior notes due November 6, 2022.  The Company received on November 6, 2002 gross proceeds of approximately $500 million from the sale of the convertible senior notes.  The convertible senior notes carry a yield to maturity of 1.25% and are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount of the convertible senior notes if the closing price of Allergan’s common stock exceeds certain levels.

Net cash provided by continuing operations for the nine months ended September 27, 2002 was $80.0 million.  Net cash provided by continuing operations for the nine months ended September 28, 2001 was $186.1 million.  The decrease in net cash provided by continuing operations of $106.1 million was primarily due to an increase in accounts receivable, primarily in North America, an increase in inventories, primarily raw materials related to the manufacturing and supply agreement with AMO and an increase in Botox® and skin care inventories, duplicate operating expenses related to the AMO spin-off, and an increase in income taxes paid of $31.8 million.  Net cash provided by continuing operations includes cash outflows for pension contributions in the U.S. of $50.5 million and $39.0 million in the first nine months of 2002 and 2001, respectively.  The Company expects to pay additional domestic and foreign pension contributions in the fourth quarter of 2002 of approximately $28 million.

Net cash provided by discontinued operations for the nine months ended September 27, 2002 was $174.7 million compared to $37.2 million for the same period last year.  The 2002 amount includes one-time cash receipts from AMO resulting from the sale of certain assets to AMO in connection with its restructuring and formation and a capital distribution received by the Company just prior to the spin-off of AMO.

Cash used in investing activities for the nine months ended September 27, 2002 was $33.1 million.  Excluding the $70.2 million net cash paid in connection with the acquisition of ASTI, cash used in investing activities for the nine months ended September 28, 2001 would have been $52.7 million.  The Company invested $39.4 million in new facilities and equipment during the nine months ended September 27, 2002 compared to $50.5 million during the same period in 2001.  The Company expects to invest approximately $80 million to $100 million in a new research and development facility and property, plant and equipment in 2002.  The Company is currently considering another $100 million of capital projects for manufacturing plant and research and development facility expansions.

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash used in financing activities was $226.4 million for the nine months ended September 27, 2002 compared to cash used in financing activities of $106.9 million for the nine months ended September 28, 2001.  Net repayments of notes payable and long-term debt were $33.6 million for the nine months ended September 27, 2002 compared to $10.6 million for the same period in 2001.  Cash used in financing activities in both years include dividend outflows of $35.0 million in 2002 and $35.6 million in 2001 and proceeds from the sale of stock to employees of $23.0 million in 2002 and $29.2 million in 2001.  The 2002 amount of cash used in financing activities includes $180.8 million used to repurchase approximately 2.7 million shares of common stock, compared to $89.9 million used in 2001.  The Company maintains an evergreen stock repurchase program. Under this stock repurchase program, the Board of Directors has authorized the Company to purchase and hold treasury stock in an amount up to 9.2 million shares. The Company uses this stock repurchase program principally to meet the requirements of employee stock option exercises. The Company is uncertain as to the level of stock repurchases to be made in the future.

The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under the Company’s existing credit facilities and existing cash and equivalents, will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.  The Company believes it will incur approximately $1 million to $2 million in additional expenses in the fourth quarter of 2002 related to certain business transition activities associated with the AMO spin-off as more fully described in Note 2 in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

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

BSC was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. BSC is wholly owned by an independent third-party investor entity, Farallon Pharma Investors (the “Investor”), which has committed $250 million in capital investment to BSC over the five year strategic plan period. Neither the Company nor any officer or director of the Company owns any interest in the Investor or any interest in BSC. The Investor has voting control of BSC and has the substantive risks and rewards of ownership of BSC. The Company has

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

The Investor’s obligations to continue to fund BSC are affected by certain events, including the Company’s ability to adequately perform research and

ALLERGAN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 27, 2002

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

The Option price takes into account the amount of research and development funds expended at risk by BSC on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement.  Although not currently exercisable, for illustrative purposes if the Company had been able to exercise the Option as of December 31, 2001, the option price would be approximately $95 million.  If BSC continues to fund research and development on the Portfolio at the level currently anticipated, and the Company exercised the Option at the end of April 2003 assuming the Portfolio has resulted in at least three “research successes”, the option price would be approximately $250 million.  Additionally, the option price would be greater in later years, as BSC expended additional funds on research and development.  Neither BSC nor the Investor has the ability to require the Company to exercise the Option or to require the Company to provide any funding to BSC, and the Company has not and does not intend to provide any funding to BSC.  In the event the Company does not exercise the Option or its product purchase right, BSC has the ability to sell compounds or products to other third parties.  BSC’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and BSC pursuant to which all such activities are fully funded by BSC and the Company’s services are performed on a cost plus 10% basis.  Because the financial risk associated with the research and development has been transferred to BSC and repayment of the funds provided by BSC depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements.  These amounts are included in research service revenues in the accompanying Unaudited Condensed Consolidated Statements of Operations.  For the quarter and nine month period ended September 27, 2002, the Company recognized $9.4 million and $27.6 million in research revenues, respectively, and $8.6 and $25.1 million in research costs, respectively, under the Research and Development Services Agreement with BSC.  For the quarter and nine month period ended September 28, 2001, the Company recognized $8.2 million and $15.5 million in research revenues, respectively, and $7.5 million and $14.1 million in research costs, respectively, under the Research and Development Services Agreement with BSC.

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

To ensure the adequacy and effectiveness of the Company’s foreign exchange hedge positions, the Company continually monitors its foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its foreign currency exposures from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.  In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position.  The gains and losses realized from foreign currency forward and option contracts are recorded in “Other, net” in the accompanying Unaudited Consolidated Statements of Operations.

Interest Rate Risk

Historically, the Company’s interest income and expense was more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets.  After September 27, 2002, changes in U.S. interest rates will primarily affect the interest earned on the Company’s cash and equivalents, and interest expense on the Company’s debt.

At September 27, 2002, the Company had $71.6 million of variable rate debt.  If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.7 million.

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

From time to time, the Company enters into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges.  Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses.  The Company enters into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.  The realized gains and losses on these contracts upon settlement of the contracts economically offset changes in the value of the related exposures and are recorded in “Other, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133.) the Company’s management decided not to designate the foreign currency forward contracts as accounting hedges.  Accordingly, changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

A substantial portion of the Company’s purchased options are entered into to protect the value of anticipated, but not firmly committed transactions in Japan, Europe, Australia and Canada.  Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency option contracts as accounting hedges.  Accordingly, current changes in the fair value of the foreign currency option contracts are recorded through earnings as “Unrealized Gains/Losses on Derivative Instruments” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Certain statements made by the Company in this report and in other reports and statements released by the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company’s opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company “believes,” “anticipates,” “estimates,” “intends,” “could,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below:

•

The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires an ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to actual and prospective customers. The Company’s competitors often have greater resources than the Company. This enables them, among other things, to spread their research and development costs over a broader revenue base. In addition to product development, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, service and access to technical information. It is possible that developments by the Company’s competitors could make its products or technologies noncompetitive or obsolete. In addition, competition from manufacturers of generic drugs is a major challenge in the United States and is growing internationally.

•

In April 2002 the U.S. Food and Drug Administration (FDA) approved Botox® Cosmetic for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger.  Botox® Cosmetic is a consumer product.  If the Company fails to anticipate, identify or to react to competitive products or if changing preferences of consumers in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, the Company may experience a decline in demand for Botox® Cosmetic.  There can be no assurance that consumers will continue to prefer Botox® Cosmetic over other treatment options, or that the Company can or will respond in a timely manner to changes in consumer preferences.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

time.  Any failure by the Company to forecast demand for, or maintain an adequate supply of, bulk toxin and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

•

The design, development, manufacture and sale of the Company’s products involve an inherent risk of product liability claims by consumers and other third parties.  These claims may arise whether or not the Company’s products are actually at fault for causing the injury.  The Company has in the past been, and continues to be, subject to various product liability claims. In addition, the Company has in the past and may in the future recall or issue field corrections related to its products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. There can be no assurance that the Company will not experience material losses due to product liability claims, product recalls or corrections.  Additionally, the Company’s products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed.  These events, among others, could result in additional regulatory controls that could limit the circumstances under which the Company’s products are prescribed or even lead to the withdrawal of a product from the market.  Furthermore, any adverse publicity associated with such an event could cause consumers to seek other alternatives to the Company’s products, even if its products are ultimately determined not to have been the primary cause of the event, and thereby decrease the Company’s sales.

•

Some of the Company’s products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reform could affect the Company’s ability to sell its products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, importation from other countries and bulk purchasing. If these measures become law, and if these measures impose price controls or otherwise negatively impact the Company’s prices, its revenues and financial condition could be materially and adversely affected. The Company encounters similar regulatory and legislative issues in most other countries outside the United States.

•

The Company collects and pays a substantial portion of its sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect the Company’s operating results. In addition, the Company’s interest-bearing

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

investments, loans and borrowings are subject to interest rate change risk. There can be no assurance that future exchange and interest rate movements, inflation or other related factors will not have a material adverse effect on the Company’s sales, gross profit or operating expenses.

•

The Company’s business is subject to other risks generally associated with doing business internationally, including political unrest and changing economic conditions in countries where its products are sold or manufactured.  The Company’s management cannot assure you that it can successfully manage these risks or avoid their effects.

•

Patent protection is generally important in the pharmaceutical industry.  Therefore, the Company’s future financial success may depend in part on obtaining patent protection for technologies incorporated into its products.  There can be no assurance that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If the Company is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products.  The patents covering several of the Company’s medicines are being challenged by generic drug manufacturers.  The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with partners, customers, employees and consultants.  It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that the Company will not have adequate remedies for any such breach.  It is also possible that the Company’s trade secrets will become known or independently developed by its competitors.

•

Although the Company has a corporate policy not to infringe the valid and enforceable patents of others, there can be no assurance that its products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms.  The Company may have to defend, and is currently defending, against charges that it violated patents or proprietary rights of third parties.  Litigation is costly and time-consuming, and diverts the attention of management and technical personnel. In addition, if the Company infringes the intellectual property rights of others, it could lose its right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.  An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent the Company from manufacturing or selling its products, which could harm its business, financial condition, results of operations and cash flows. Please see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in this report and the “Legal Proceedings” section of each of the Company’s Annual Report on Form 10-K for the year ending

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

December 31, 2001, Quarterly Report on Form 10-Q for the quarter ending March 29, 2002, and Quarterly Report on Form 10-Q for the quarter ending June 28, 2002, each of which is incorporated herein by reference, for information on current patent litigation.

•

The Company sells its pharmaceutical products primarily through wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. The Company expects that consolidation of drug wholesalers will increase pricing and competitive pressures on pharmaceutical manufacturers, including the Company. In addition, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. There can be no assurance that wholesaler purchases will not decrease as a result of this potential excess buying.

•

The Company’s future performance will be affected by the market acceptance of products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for products such as Botox®.  For the year ended December 31, 2001, approximately 52.2% of the Company’s total revenues were derived from sales of Lumigan®, Alphagan®, Alphagan® P and Botox®.  There can be no assurance that these products will continue to be accepted in their markets.  Specifically, the following factors, among others, could affect the level of market acceptance of Lumigan®, Alphagan® P and Botox®:

	-	the perception in the healthcare community of their safety and efficacy;
	-	the effectiveness of the Company’s sales and marketing efforts;
	-	unfavorable publicity regarding these products or similar products;
	-	product price relative to other competing pharmaceuticals; and
	-	regulatory developments affecting the manufacture, marketing or use of these products.
•

The Company’s future operations will depend to a significant extent upon its ability to successfully commercialize new products and new indications for existing products.  The Company has allocated substantial resources to the development and introduction of new products and indications.  New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that the Company is currently developing may or may not receive the regulatory approvals necessary for marketing.  Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by the Company’s competitors.  If any of the Company’s products cannot be successfully or timely commercialized, its operating results could be adversely affected.  Delays or unanticipated costs in any part of the process or the Company’s inability to obtain regulatory approval for its products, including failing to maintain manufacturing facilities in

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

compliance with all applicable regulatory requirements, could cause its operating results to suffer.  There can be no assurance that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.  The intrinsic uncertainties associated with research and development efforts and the regulatory process are both discussed in greater detail in the “Research and Development” and the “Government Regulation” sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

•

As part of the Company’s business strategy, it plans to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or result in significant charges to earnings that may adversely affect its stock price and financial condition.  The Company regularly reviews potential acquisitions of technologies, products and businesses complementary to its business.  Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired.  If the Company is unable to successfully integrate its acquisitions, the Company may not obtain the advantages that the acquisitions were intended to create, which may adversely affect its business, results of operations, financial condition and cash flows, its ability to develop and introduce new products and the market price of its stock. In addition, in connection with acquisitions, the Company could experience disruption in its business or employee base, or key employees of companies that it acquires may seek employment elsewhere, including with its competitors.  Furthermore, the Company’s products or those of its customers and the products of companies it acquires may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

•

Extensive industry regulation has had, and will continue to have, a significant impact on the Company’s business, especially its product development and manufacturing capabilities. All pharmaceutical companies, including the Company, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA, and foreign and state government agencies.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of the Company’s products.  Under certain of these regulations, the Company is subject to periodic inspection of its facilities, procedures and operations and/or the testing of its products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that the Company is in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether its systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and the Company cannot predict the extent to which it may be affected by legislative and regulatory developments. The Company is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always a risk that the FDA or other applicable governmental authority will not approve the Company’s products, or that the rate, timing and cost of such approvals will adversely affect its product introduction plans or results of operations.

PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings.

              The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and Part II, Item 1 in each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 29, 2002 and June 28, 2002.

The Company is involved in various lawsuits and claims arising in the ordinary course of business. On October 24, 2002, Allergan entered into a settlement with Pharmacia and Columbia University resolving all intellectual property disputes regarding Lumigan® worldwide.  Allergan recorded a pre-tax charge of $118.7 million in the third quarter of 2002 related to this agreement and will pay royalties on the sale of Lumigan ® for a specified time based on the future sales of Lumigan®.  On November 4, 2002, the United States District Court in Delaware entered an order dismissing with prejudice the intellectual property lawsuits with Pharmacia and Columbia University regarding Lumigan® that were venued in the United States.  Allergan and Pharmacia are currently taking steps to obtain dismissals with prejudice of the U.K., Dutch and Swedish actions.

On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, etc, v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Massachusetts.  On March 18, 2002, plaintiffs filed an amended complaint.  The lawsuit contends that 23 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices.   A notice of related action has been filed with the Judicial Panel for Multidistrict Litigation (“JPML”).  The case was consolidated with the pending “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases.  A Stipulation of Voluntary Dismissal without Prejudice as to Allergan was filed on October 28, 2002.

ALLERGAN, INC.
PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings.    (Continued)

On April 10, 2002, a class action lawsuit entitled Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., etc.” was filed in the United States District Court in Pennsylvania.  The lawsuit contends that 10 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act (RICO) by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sale of their pharmaceutical products which are administered directly by doctors and other medical providers by deliberately overstating the average wholesale prices for their products.  The case was consolidated with the pending “Citizens for Consumer Justice, etc. v. Abbott Laboratories, Inc., Allergan, Inc., etc.” class action lawsuit and related cases.  A Stipulation of Voluntary Dismissal without Prejudice as to Allergan was filed on October 28, 2002.

On or about January 8, 2002, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Bausch & Lomb and Alcon Laboratories indicating that both had filed Abbreviated New Drug Applications (“ANDAs”) for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against Bausch & Lomb and Alcon Laboratories in the Central District of California. In the complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Bausch & Lomb and Alcon ANDAs. On April 1, 2002, Alcon filed a Motion for Summary Judgment, which was granted on May 8, 2002. On May 8, 2002, B&L filed a Motion for Summary Judgment, which was granted on June 4, 2002. On July 12, 2002, Allergan appealed the rulings on the Alcon and B&L Motions for Summary Judgment to the Federal Circuit Court of Appeals.  On October 11, 2002, oral argument on Allergan’s appeal took place.  The matter was taken under submission by the Court.

On October 3, 2002, a class action lawsuit entitled Peter Virag v. Allergan, Inc. et al. was filed in the Superior Court of the State of California for the County of Los Angeles.  The lawsuit contends that 26 pharmaceutical companies, including Allergan, manipulated the average wholesale prices for their products, thereby causing patients and third party payors in California to pay higher prices for medications.  The case has been removed to the United States District Court for the Central District of California. The parties have agreed that Allergan’s response to the complaint will be due on a date to be determined.

On September 27, 2002, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from IVAX Corporation indicating that it had filed an ANDA for a generic form of Alphagan®, the Company filed a patent infringement lawsuit against IVAX in the United States District Court for the District of New Jersey.  In the complaint, the Company asked the Court to find that the Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX ANDA.

On June 6, 2002, two class action lawsuits respectively entitled “Jean Loman v. Allergan, Inc.” and “Jean Robinson v. Allergan, Inc.” were filed in the United States District Court in California.  The lawsuits contend that Allergan violated the Sherman Act and the antitrust and/or unfair business

ALLERGAN, INC.
PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings.   (Continued)

competition statutes of various states and the District of Columbia by preventing generic versions of Alphagan® from entering the United States market.  Allergan was dismissed from the action without prejudice on August 30, 2002.

On September 18, 2002, a complaint entitled “Pacific Plumbing v. Pacific National Group (PNG), Allergan, Inc., etc.” was filed in Orange County Superior Court.  The complaint alleges breach of contract between Pacific Plumbing and PNG, a general contractor who was retained by Allergan to design and build certain buildings on Allergan’s Irvine campus.  Subsequently, six additional lawsuits were filed by other subcontractors working on the same construction project alleging similar claims for payment under contract from PNG, each including Allergan as a defendant.  A mediation involving Allergan and PNG is currently scheduled for January 23, 2003.

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

Item 4.     Controls and Procedures.

               The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

ALLERGAN, INC.
PART II  -  OTHER INFORMATION

Item 4.     Controls and Procedures. (continued)

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Item 5.      Other Information.

        Annual Meeting

        The Company’s next annual stockholders’ meeting will be held on Friday, April 25, 2003 at 10:00 a.m.

Item 6.      Exhibits and Reports on Form 8-K.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.47   Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent

10.48   First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent

Reports on Form 8-K

        On July 1, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the Company’s June 29, 2002 completion of the separation of the Company’s ophthalmic surgical and contact lens care business lines into an independent, publicly traded company through a tax-free distribution to the Company’s stockholders.  The Company also reported under Item 5 that it had entered into certain agreements with the newly formed company.

On August 13, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 that on August 13, 2002, the Company’s Principal Executive Officer and Principal Financial Officer had each signed the statement under oath required by the Securities and Exchange Commission Order of June 27, 2002.  The Company also reported

ALLERGAN, INC.
PART II   -   OTHER INFORMATION

Reports on Form 8-K (continued)

under Item 9 that, in connection with filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2002, the Company’s Chief Executive Officer and Chief Financial Officer provided the certifications required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

On August 29, 2002, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A with the Securities and Exchange Commission, amending the Form 8-K filed on July 1, 2002 and reporting under Item 2 certain additional information and under Item 7 required pro forma financial information relating to the June 29, 2002 separation of the Company’s ophthalmic surgical and contact lens care business lines into an independent, publicly traded company through a tax-free distribution to the Company’s stockholders.

On September 25, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that Stephen J. Ryan, M.D. had joined the Company’s Board of Directors, effective September 23, 2002, and that Anthony H. Wild, Ph.D. had resigned as a director of the Company, effective September 24, 2002.  The Company also reported that, in connection with Dr. Wild’s resignation, there were no disagreements between Dr. Wild and the Company on any matter relating to the Company’s operations, policies or practices.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2002	ALLERGAN, INC.

/s/ ERIC K. BRANDT

Eric K. Brandt Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, David E.I. Pyott, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allergan, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

              a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002
/s/ DAVID E.I. PYOTT

David E.I. Pyott Chairman of the Board, President and Chief Executive Officer

I, Eric K. Brandt, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allergan, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

              a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002
/s/ ERIC K. BRANDT

Eric K. Brandt Corporate Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.47

Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent

10.48

First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent