Form 10-K
period 2002-12-31
ALLERGAN INC
filed 2003-03-14
CIK 850693

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

Commission File No. 1-10269

Allergan, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	95-1622442 (I.R.S. Employer Identification No.)
2525 Dupont Drive Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(714) 246-4500 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which each class registered

Common Stock, $0.01 par value Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐.

      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $8,576 million on June 28, 2002, based upon the closing price on the New York Stock Exchange on such date.

      Common Stock outstanding as of March 3, 2003 — 134,254,772 shares (including 4,533,771 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 25, 2003, which proxy statement was filed with the Securities and Exchange Commission on March 14, 2003.

      Part II, Item 5 incorporates certain information by reference from the registrant’s registration statement on Form S-3, which registration statement was filed with the Securities and Exchange Commission on January 9, 2003.

i

PART I

Item 1.     Business

General Development of Our Business

      Allergan, Inc. is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne, photodamage, movement disorders, metabolic disease and various types of cancer. Within these areas, we are an innovative leader in therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. With the April 2002 U.S. Food and Drug Administration (“FDA”) approval of our product Botox® Cosmetic for the temporary treatment of moderate to severe glabellar lines in adult men and women age 65 or younger, we began marketing to the consumer cosmetic market in the United States.

      We were originally incorporated in California in 1948, became known as Allergan Corporation in 1950, and reincorporated in Delaware in 1977. In 1980, we were acquired by SmithKline Beecham plc (then known as SmithKline Corporation). We operated as a wholly-owned subsidiary of SmithKline from 1980 until 1989 when we again became a stand-alone public company through a spin-off distribution by SmithKline.

      Our Internet website address is www.allergan.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

      On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and our contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The Internal Revenue Service ruled that the transaction qualified as tax-free for Allergan and our stockholders for U.S. federal income tax purposes, with the exception of cash received for fractional shares. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business and Advanced Medical Optics owns and operates what was formerly our optical medical device business.

      Our consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of the optical medical device business as a discontinued operation.

Our Business

      The following table sets forth, for the periods indicated, the net sales for each of our specialty pharmaceutical product lines and our long-lived assets from continuing operations:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Eye Care Pharmaceuticals	$827.3	$753.7	$683.9
Botox®/ Neuromuscular	439.7	309.5	239.5
Skin Care Products	90.2	78.9	68.7
Other(1)	27.8	—	—

Total Product Net Sales	$1,385.0	$1,142.1	$992.1

Sales
Domestic	70.6%	67.0%	63.4%
International	29.4%	33.0%	36.6%
Long-Lived Assets (in millions)
Domestic	$381.2	$354.6	$300.1
International	$225.2	$199.3	$168.9

(1)	Other sales primarily include sales to Advanced Medical Optics pursuant to the manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics.

      See Note 14, “Business Segment Information” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning our foreign and domestic operations.

Eye Care Pharmaceutical Product Line

      We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, dry eye, inflammation, infection and allergy.

      Glaucoma. The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Inc., an independent research firm, our products for the treatment of glaucoma, including Alphagan®, Alphagan® P and Lumigan®, captured approximately 16% of the worldwide glaucoma market in 2002.

      Our largest selling eye care pharmaceutical products are the ophthalmic solutions Alphagan® (brimonidine tartrate ophthalmic solution) 0.2% and Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®. Alphagan® and Alphagan® P lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P is a new and improved reformulation of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite®. In registration studies with the FDA, Alphagan® P demonstrated comparable efficacy to Alphagan® with 41% less incidence of ocular allergy. The FDA approved Alphagan® in September 1996 for lowering intraocular pressure in patients with open-angle glaucoma or ocular hypertension. Alphagan® P received the same FDA approval in March 2001. We sell Alphagan® and Alphagan® P in over 70 countries worldwide.

      Alphagan® and Alphagan® P combined are the second best selling glaucoma products in the world, as measured by 2002 revenue, according to IMS Health Inc. Combined sales of Alphagan® and Alphagan® P represented 18% of our total consolidated sales in 2002 and 22% of our total consolidated sales in 2001. Sales of Alphagan® represented 23% of our total consolidated sales in 2000. In July 2002, based on the overwhelming acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. The period of new chemical entity exclusivity in the United States for Alphagan® ended in September 2001. We received a 6-month exclusivity extension from the FDA for the pediatric use of Alphagan®, which expired in March 2002. See Item 3, “Legal Proceedings,” at page 16 and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information regarding litigation involving Alphagan®.

      In March 2001, the FDA approved Lumigan®, a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. Data suggests that Lumigan® lowers intraocular pressure by increasing the outflow of aqueous humor through trabecular meshwork and uveoscleral routes. Alphagan® and Alphagan® P are increasingly being prescribed by ophthalmologists as adjunctive therapy to other medications such as prostaglandins, prostamides or betablockers. For this reason, we believe that sales of Alphagan® and Alphagan® P to date have been only marginally affected by the introduction of Lumigan®. In March 2002, the European Commission approved Lumigan® through its centralized procedure. We currently sell Lumigan® in over 40 countries worldwide. See Item 3, “Legal Proceedings,” at page 16 and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information regarding litigation involving Lumigan®.

      In September 2001, we filed a New Drug Application with the FDA for a brimonidine and timolol combination designed to treat glaucoma. This New Drug Application remains pending.

      We also market Betagan® ophthalmic solution, a topical betablocker used in the treatment of glaucoma, and Propine® ophthalmic solution, which is used alone or in combination with other drugs when initial drug therapy for glaucoma becomes inadequate. Patent protection for both products expired in the United States in 1991 and they face generic competition from several companies, including Bausch & Lomb and Alcon Laboratories, Inc. We also market our own generic version of these two products.

      Ocular Surface Disease. In addition to our eye care pharmaceuticals, we market a variety of artificial tear products for various needs, under a range of brand names worldwide, led by our Refresh® brand. We estimate that the $500 million 2002 global lubricating tears market, according to IMS Health Inc., is growing at an approximate annual rate of 9%. With approximately 21% of this market, we believe that we are the clear global market leader, outside of Japan. In the United States, our Refresh® brand includes Refresh Plus®, the leading unit-dose tear, as measured by 2002 sales; Refresh Tears®, the number one multi-dose product, as measured by 2002 sales; Refresh P.M.® for overnight relief of dry eye; and Refresh Liquigel®, which combines the strength of a gel with the convenience of a liquid eye drop. In 2002, we also launched Refresh EnduraTM in the United States, a new emulsion formulation that acts on all three tear layers (lipid layer, aqueous layer and mucin layer) to provide relief of dry eye symptoms. We also market Celluvisc® in the United States for severe dry eye. Our other brands marketed around the world for the treatment of ocular surface disease include Liquifilm Tears®, Cellufresh® and Lacri-Lube® S.O.P.®, as well as Lerin®, a decongestant.

      We also provide an eye drop for contact lens wearers called Refresh Contacts® to help provide comfort and protection from dryness and irritation.

      In December 2002, the FDA approved Restasis™, the first and only prescription therapy for the treatment of chronic dry eye disease. Dry eye disease is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. Moderate to severe dry eye can be associated with or can lead to inflammation and may result in serious damage to the ocular surface. The incidence increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis™, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of dry eye disease. We plan to launch Restasis™ early in the second quarter of 2003. In June 2001, we entered into a license, development and marketing agreement with Inspire Pharmaceuticals, Inc. Pursuant to the Inspire agreement, we obtained an exclusive license to develop and commercialize INS365 Ophthalmic worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen

Pharmaceutical Co. Ltd. In return, Inspire received up to $39 million in up front and milestone payments, a co-promotion arrangement for INS365 Ophthalmic in the United States, and payments on net sales. In addition, Inspire received an option to co-promote RestasisTM in the United States and royalties on global net sales of RestasisTM excluding the Japan, Taiwan, Korea, Hong Kong and People’s Republic of China markets. The Inspire agreement also provided for potential co-promotion by Inspire of one or more of our other marketed and future products in the United States. INS365 Ophthalmic has completed Phase III clinical trials investigating its ability to relieve the signs and symptoms of dry eye disease by rehydrating conjunctival mucosa and increasing mucin production. We believe this mechanism may be complementary to that of Restasis™.

      Ophthalmic Inflammation. Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac 0.5%) ophthalmic solution. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc. Acular® is indicated for the relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular® PF is the first, and currently remains the only unit-dose, preservative-free topical non-steroidal anti-inflammatory drug in the United States. Acular® PF is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery and, we believe, continues to be the number one prescribed non-steroidal anti-inflammatory in the United States. See Item 3, “Legal Proceedings,” at page 16 and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information regarding litigation involving Acular®. In August 2002, Allergan filed a New Drug Application with the FDA for a reformulated ketorolac 0.4% concentration. This New Drug Application is pending.

      Our product Pred Forte® remains the leading topical steroid worldwide, and we also market FML® Liquifilm® as an ophthalmic suspension in the ocular corticosteroid inflammation market. Pred Forte® has no patent protection and faces generic competition.

      Ophthalmic Infection. Our major product in the ophthalmic anti-infective market is our Ocuflox®/ Oflox®/ Exocin® ophthalmic solution. According to Verispan, an independent research firm, this ophthalmic solution was the leading ocular anti-infective prescribed by ophthalmologists in the United States in 2002.

      In May 2002, we filed a New Drug Application with the FDA for gatifloxacin, a new fourth generation fluoroquinolone. This New Drug Application is pending.

      We also market Blephamide® ophthalmic suspension, a topical anti-inflammatory and anti-infective, and Polytrim® ophthalmic solution, a synthetic antimicrobial which treats ocular surface bacterial infections. Blephamide® and Polytrim® ophthalmic solutions no longer have patent protection and face generic competition.

      Allergy. Our allergy product is Alocril® ophthalmic solution. Alocril® is indicated for the treatment of itch associated with allergic conjunctivitis. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We have established a contract sales force to promote Alocril® to pediatricians in the United States. In December 2002, we filed a New Drug Application with the FDA for epinastine, an ocular antihistamine. This New Drug Application is pending. A Marketing Authorization Application has been filed in Europe with Sweden acting as the Reference Member State for the mutual recognition procedure in Europe.

Neuromodulator

      Our neuromodulator product, Botox® (Botulinum Toxin Type A), is used in a wide variety of treatments which continue to expand. We believe that Botox® is accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to cosmetic facial aesthetics. We believe that there potentially are in excess of 100 therapeutic and cosmetic indications for Botox® based on its localized treatment effect and approximately 20 years of safety experience in large patient groups. Marketed as Botox®, Botox® Cosmetic or Vistabel®, depending on the indication and country of approval, we have successfully expanded the product’s regulatory approvals worldwide with approvals in over

70 countries for a broad range of indications. Sales of Botox® represented approximately 32%, 27% and 24% of our total consolidated sales in 2002, 2001 and 2000, respectively.

      Botox®. Botox® is used therapeutically in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States and Japan are for:

•	the treatment of blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over; and

•	cervical dystonia in adults, along with the associated pain.

      In certain countries outside of the United States and Japan, Botox® is also approved for treating blepharospasm, strabismus, cervical dystonia, hemifacial spasm, pediatric cerebral palsy, hyperhidrosis (excessive sweating) and upper limb spasticity associated with debilities occurring after a stroke. We are pursuing new approved indications for Botox® in the United States, Japan and Europe, including hyperhidrosis (excessive sweating), brow furrow, headache, back spasm and spasticity.

      In October 2001, the European Commission granted Botox® a positive opinion for focal spasticity of the wrist and hand in adult post-stroke patients. Health Canada has also approved Botox® for the management of focal spasticity, including the treatment of upper limb spasticity associated with adult post-stroke patients. In addition, Botox® was granted approval for hyperhidrosis in Canada, Australia, New Zealand and the Netherlands.

      Botox® Cosmetic. The FDA approved Botox® in April 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox® Cosmetic or Vistabel®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Health Canada had previously approved Botox® Cosmetic for similar use in Canada in April 2001. With the Canadian approval of Botox® Cosmetic, we launched our first direct-to-consumer marketing campaign aimed at building the product market. We subsequently launched a significant advertising campaign for Botox® Cosmetic in the United States in April 2002, including television commercials and print advertising aimed at consumers and aesthetic specialty physicians. Since its FDA approval in the United States, Botox® Cosmetic or Vistabel®, depending on the country of approval, has received approval in Australia, Switzerland and France, with France acting as the Reference Member State under the mutual recognition process in the European Union. We expect to initiate marketing of this product in other European countries in 2003. We now sponsor training of aesthetic-oriented physicians in approved countries to further expand the base of qualified physicians using Botox® Cosmetic or Vistabel®, depending on the country of approval.

Skin Care Product Line

      Our skin care product line focuses on the high growth, high margin segments of the acne and psoriasis markets, particularly in the United States and Canada. Our skin care business is currently comprised of three main product lines:

•	Our tazarotene products in cream and gel formulations are marketed under Tazorac® in the United States and Canada and as Zorac® elsewhere, as well as our new tazarotene cream, marketed under Avage™;

•	Azelex®, an acne product; and

•	our M.D. Forte® line of alpha hydroxy acid products.

      Tazarotene Products. Since 1997, we have marketed Tazorac® gel in the United States for the treatment of plaque psoriasis and acne. We have marketed the cream formulation of Tazorac® for the treatment of psoriasis since its FDA approval in October 2000. In September 2001, we received FDA approval to market Tazorac® cream for the topical treatment of acne vulgaris. In July 2001, we entered into a co-promotion agreement for Tazorac® with Procter & Gamble Pharmaceuticals Inc. for the United States. Under this agreement, Procter & Gamble Pharmaceuticals markets Tazorac® primarily to the general practitioner market and we market Tazorac® to dermatologists currently covered by our in-house sales force. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® in certain parts of Europe, the Middle East and Africa.

      In October 2002, we received FDA approval for Avage™. Avage™ is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We began marketing Avage™ in the United States in February 2003.

      Azelex®. Azelex® cream is approved for the topical treatment of mild to moderate inflammatory acne vulgaris. We launched Azelex® cream in the United States in December 1995.

      M.D. Forte®. We also develop and market glycolic acid-based skin care products. Our M.D. Forte® line of alpha hydroxy acid products are marketed to and dispensed by physicians.

Employee Relations

      At December 31, 2002, we employed approximately 4,900 persons throughout the world, including approximately 2,400 in the United States. Unions do not represent any of our U.S.-based employees. We believe that our relations with our employees are, in general, very good.

International Operations

      Our international sales of specialty pharmaceutical products have represented 29.4%, 33.0% and 36.6% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer focused rapid introduction of new products in the local markets.

Sales and Marketing

      We maintain a global marketing team, as well as regional sales and marketing organizations. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, as well as neurologists, plastic surgeons and dermatologists, who use, prescribe and recommend our products. In addition, we advertise in professional journals and have an extensive direct mail program of descriptive product literature and scientific information that we provide to specialists in the ophthalmic, dermatological and movement disorder fields. We have also developed training modules and seminars to update physicians regarding evolving technology in our products. We have also utilized direct-to-consumer advertising for our Botox® Cosmetic and Refresh® products.

      Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, pediatricians and plastic surgeons. At December 31, 2002, we employed approximately 1,300 sales representatives throughout the world. In 2002, for the fifth year in a row, an independent survey of U.S. ophthalmologists ranked our sales force No. 1 in terms of product knowledge and service. We also utilize distributors for our products in smaller international markets.

      In the United States, sales to two major wholesale customers represented 27.9% and 28.2% of our total consolidated product net sales in 2002 and 2001, respectively. In 2000, sales to three major United States wholesale customers represented 36.7% of our total consolidated product net sales. No other country, or single customer, generates over 10% of our total product net sales.

Research and Development

      Our global research and development efforts focus on eye care, skin care and neuromodulator products that are safe, effective and convenient and have an economic benefit. Our own research and development activities are supplemented by a commitment to identifying and obtaining new technologies through in-licensing, technological collaborations, joint ventures and acquisition efforts, including the establishment of research relationships with biotechnology companies, academic institutions and individual researchers.

      At December 31, 2002, there were, in the aggregate, approximately 1,000 employees involved in our research and development efforts. Our research and development expenditures for 2002, 2001 and 2000 were $233.1 million, $227.5 million and $165.7 million, respectively, including amounts spent by us in conjunction with our 2001 acquisition of Allergan Specialty Therapeutics, Inc. We have increased our investment in research and development by over $100 million in the past five years, dedicating approximately 20% of our research investment to the discovery of new compounds. In 2002, we dedicated a new research and development facility in France, and we are continuing construction of a major new research and development facility in Irvine, California. We expect that this facility will be completed in 2004 at an aggregate cost of approximately $75 million.

      Our strategy is to expand our leadership role in the science of neuromodulators, develop new potential compounds for sight-threatening diseases such as glaucoma and age-related macular degeneration and build on our strong market positions in therapeutic dry eye products and dermatology products for acne and psoriasis.

      Eye Care Research and Development. Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma, inflammation, dry eye, allergy, and anti-infective pharmaceuticals for back-of-the-eye disorders, including macular degeneration. We are working on several major research and development initiatives in the ophthalmic pharmaceutical segment, including the following:

•	In our glaucoma research, we are pursuing two approaches. The first is to improve upon agents for lowering intraocular pressure, and the second is to develop drugs that directly protect the optic nerve.

•	In the retinal disease area, we are continuing programs to treat age-related macular degeneration, the leading cause of blindness in people over the age of 50. One of our programs in this area involves identifying small molecule inhibitors of growth factor, signaling the onset of age-related macular degeneration. Another is our January 2002 collaborative effort with EntreMed, Inc. to assess the ability of Panzem™, 2 methoxyestradiol, a small molecule angiogenic inhibitor, to block blood vessel formation in the back of the eye. Under our existing license and research agreement with Oculex Pharmaceuticals, Inc., we are also assessing the combination of Panzem™ with Oculex’s novel drug delivery technology to provide localized administration of Panzem™ to the back of the eye.

•	We continue to pursue ocular allergy, anti-inflammatory and anti-infective products. In 2002, we filed three New Drug Applications for topical products with the FDA: topical gatifloxicin, a fourth generation fluoroquinilone anti-infective for bacterial conjunctivitis; topical epinastine, an ocular antihistamine; and a line extension for our leading non-steroidal anti-inflammatory ketorolac.

      Neuromodulator Research and Development. We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We are focused on both expanding the approved indications for Botox® and pursuing new neuromodulator-based therapeutics. This includes expanding the uses for Botox® to include treatment for spasticity, headache, back pain, brow furrow, smooth muscle disorders and hyperhidrosis. In collaboration with the Centre for Applied Microbiology & Research, we are focused on engineering neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing.

      Skin Care Research and Development. Our research and development team for our skin care business is working on expanded indications and formulations for tazarotene, including an oral form of tazarotene. This oral form of tazorotene is a receptor selective retinoid agonist used for the treatment of severe psoriasis and is currently in Phase III development. In addition, Phase II studies for oral tazarotene in severe acne are nearly complete. The team is also working on an anti-acne approach based on enzyme inhibitors.

      In November 2002, we entered into a research collaboration and license agreement with Peplin Biotech Ltd. for the right to develop and commercialize PEP005 for the topical treatment of non-melanoma skin cancer and actinic keratosis. This small molecule has shown early promise in the treatment of a wide range of human cancers, including non-melanoma and other skin cancers.

      Other Areas of Research and Development. We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as the use of receptor-selective retinoid technology in therapeutic areas such as cancer, diabetes, dyslipidermia and bone disease and alpha agonists in the treatment of neuropathic pain.

      In December 2002, we entered into a strategic research collaboration and license agreement with ExonHit Therapeutics. The goals of this collaboration are to identify new molecular targets based on ExonHit Therapeutics’ gene profiling DATAS™ technology and to work collaboratively developing unique compounds and commercial products based on those targets. Our strategic alliance with ExonHit Therapeutics provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology.

      In April 2001, we entered into agreements with Bardeen Sciences Company, LLC pursuant to which we transferred to Bardeen a portfolio of compounds and projects, agreed to perform research and development on the portfolio in exchange for a fee from Bardeen, acquired certain commercialization rights to the portfolio, and acquired an option to acquire, under certain circumstances, all of the outstanding equity of Bardeen. See Note 4, “Bardeen Sciences Company, LLC,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.

      The continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are intrinsic uncertainties associated with research and development efforts and the regulatory process. We cannot assure you that any of the research projects or pending drug marketing approval applications will result in new products that we can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse affect on our future operations.

Manufacturing

      We manufacture the majority of our commercial products in our own factories located in Waco, Texas; Westport, Ireland; and Sao Paulo, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties make a small number of commercial products for us. However, the revenues from these products are not material to our operating results.

      We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other raw materials from qualified domestic and international sources. These raw materials consist of active pharmaceutical ingredients, pharmaceutical excipients, and packaging components. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate sourcing endeavor that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients, we are a niche purchaser of specialty chemicals, which are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate these risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

Competition

      We face strong competition in all of our markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture. Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Pfizer, Novartis Ophthalmics and Merck & Co., Inc. These competitors have equivalent or, in most cases, greater resources than us. Our skin care business competes against a number of companies, including among others, Dermik, a division of Aventis, Galderma, a joint venture between Nestle and L’Oreal, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., all of which have greater resources than us. In the market for neuromodulators, we have three competitors, including Beaufour Ipsen, which sells products in Europe, Latin America, Asia, Australia and New Zealand, and Elan Corporation, PLC, which sells products in the United States and Europe. In marketing our products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, we compete primarily on the basis of product technology, value-added services and price. We believe that we compete favorably in our product markets.

Government Regulation

      Cosmetics, drugs and biologics are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in a number of foreign countries. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an investigational New Drug Application, which must become effective before clinical trials may begin; and performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Approval by the FDA of a New Drug Application is required prior to marketing a new drug, and approval of a Biologics License Application is required before a biologic may be legally marketed in the United States. Both New Drug Applications and Biologics License Applications must also contain extensive manufacturing information. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product.

      Once approved, the FDA may withdraw product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing clinical studies to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the authority to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

      The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the Company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

      We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

      The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs.

      Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are currently being reviewed by the European Commission and proposals for improving the efficiency of operation of both the mutual recognition and centralized procedure are expected. Additionally, new rules have been introduced or are under discussion in several areas such as the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.

      In Japan, where we currently sell Botox®, the regulatory process is equally complex. Premarketing approval and clinical studies are required, as is governmental pricing approval for pharmaceuticals. The regulatory regime for pharmaceuticals in Japan has historically been lengthy and costly, primarily because Japan required the repetition of all relevant clinical studies in Japan. In the future, the process in Japan may become more financially attractive as Japan is in the process of implementing changes to comply with the International Conference on Harmonization, an agreement among Japan, the United States and the European Union to facilitate the registration of drugs utilizing data collected outside of the country. The timeline for completion of these changes and the rules during this period of transition are not certain, and during this period registration of pharmaceutical products will remain unpredictable. However, the opportunity to realize value in Japan from our newly developed products may increase as the environment in Japan moves closer to that of the European Union and United States.

      Proposals to add a specific drug benefit to the Medicare program is currently being considered in the U.S. Congress. Under some proposals, price controls could be imposed on our products. If such legislation is passed and a law is implemented, price controls could materially and adversely affect our revenues and financial condition. Price reductions have recently been mandated in several European countries, principally Germany and Italy. Certain products are also no longer eligible for reimbursement in France and Italy. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel imports within the European Union, whereby products flow from relatively low-priced to high-priced markets, have been increasing rapidly.

      We cannot predict the likelihood or pace of any significant regulatory or legislative action in these areas, nor can we predict whether or in what form health care legislation being formulated by various governments will be passed. Medicare reimbursement rates are subject to change at any time. We also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, we believe that such legislative activity will likely continue. If adopted, such measures can be expected to have some impact on our business.

Patents, Trademarks and Licenses

      We own, or are licensed under numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents relating to Lumigan®, Acular®, Alphagan® P and Ocuflox®, no one patent or license is currently of material importance in relation to our overall sales. The U.S. compound and ophthalmic use patents covering Lumigan® expire in 2012 (2013 in Europe); the U.S. patent covering the commercial formulation of Acular® expires in 2009 (2008 in Europe); the U.S. patent covering the commercial formulation of Alphagan® P expires in 2012 (2009 in Europe); and the U.S. compound and ophthalmic use patents covering Ocuflox® expire in 2004 (2003 – 2007 in Europe).

      Our success with our products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See “Certain Trends and Factors Affecting Allergan and its Businesses — We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.”

      We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.

      We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. See Item 3, “Legal Proceedings,” at page 16 and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current patent litigation.

      We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products.

Environmental Matters

      We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

      Our business, taken as a whole, is not materially affected by seasonal factors.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

      Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments which express our opinions about trends and factors which may impact future operating results. Disclosures which use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

      We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

We operate in a highly competitive business.

      The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires an ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to actual and prospective customers. Our competitors often have greater resources than us. This enables them, among other things, to spread their research and development costs over a broader revenue base. In addition to product development, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, service and access to technical information. It is possible that developments by our competitors could make our products or technologies noncompetitive or obsolete. In addition, competition from manufacturers of generic drugs is a major challenge in the United States and is growing internationally.

      Prior to December 2000, we were the only manufacturer of a neuromodulator approved by the FDA, Botox®. Another company has now received FDA approval of a neuromodulator and we are aware of at least one other manufacturer that intends to seek approval to market a competing neuromodulator in the United States. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval to market a neuromodulator.

      In April 2002 the FDA approved Botox® Cosmetic for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if changing preferences of consumers in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media may produce negative reports on the efficacy, safety or side effects of Botox® Cosmetic, which could negatively impact consumer perceptions of the product and cause a decline in demand. We cannot assure you that consumers will continue to prefer Botox® Cosmetic over other treatment options, or that we can or will respond in a timely manner to changes in consumer preferences.

We could experience difficulties creating bulk toxin needed to produce Botox®.

      The manufacturing process to create bulk toxin raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or maintain an adequate supply of, bulk toxin and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

We may experience losses due to product liability claims, product recalls or corrections.

      The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. Additionally, our products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. These events, among others, could result in additional regulatory controls that could limit the circumstances under which our products are prescribed or even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek other alternatives to our products, even if our products are ultimately determined not to have been the primary cause of the event, thereby decreasing our sales.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

      Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reform could affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on access to certain products, importation from other countries and bulk purchasing. If these measures become law, and if these measures impose price controls or otherwise negatively impact our prices, our revenues and financial condition could be materially and adversely affected. We encounter similar regulatory and legislative issues in most other countries outside the United States.

We are subject to risks arising from currency exchange rates, which could increase our costs and may cause our profitability to decline.

      We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We cannot assure you that future exchange rate movements, inflation or other related factors will not have a material adverse effect on our sales, gross profit or operating expenses.

We are subject to risks associated with doing business internationally.

      Our business is subject to other risks generally associated with doing business internationally, including political unrest and changing economic conditions in countries where our products are sold or manufactured. We cannot assure you that we can successfully manage these risks or avoid their effects.

If we are unable to obtain and maintain adequate patent protection for the technologies incorporated into our products, our business and results of operations could suffer.

      Patent protection is generally important in the pharmaceutical industry. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to such products. Generic drug manufacturers are challenging the patents covering several of our medicines. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

      Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings,” at page 16 and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information on current patent litigation.

The consolidation of drug wholesalers could increase pricing and competitive pressures on pharmaceutical manufacturers, including us.

      We sell our pharmaceutical products primarily through wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase pricing and competitive pressures on pharmaceutical manufacturers, including us. In addition, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that wholesaler purchases will not decrease as a result of this potential excess buying.

Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve market acceptance.

      Our future performance will be affected by the market acceptance of products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for products such as Botox®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that we are currently developing may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. If any of our products cannot be successfully or timely commercialized, our operating results could be adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.

We may acquire companies in the future and these acquisitions could disrupt our business.

      As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or result in significant charges to earnings that may adversely affect our stock price and financial condition. We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If we are unable to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, our products or those of our customers and the products of companies we acquire may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

      Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

Item 2.     Properties

      Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities are located in Irvine, California. We have three additional facilities in California, two for raw material support (both leased) and one leased administrative facility. We own one facility in Texas for manufacturing and warehousing.

      Outside of the United States, we own and operate two facilities for manufacturing and warehousing in Brazil and Ireland. Other material facilities include one leased facility for administration and warehousing in Mexico; leased facilities for administration, warehousing and research and development in Japan; leased facilities for administration in Australia, Brazil, Canada, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom; and leased facilities for administration and research and development in France.

Item 3.     Legal Proceedings

      We are involved in various lawsuits and claims arising in the ordinary course of business.

      We engaged in litigation with Pharmacia Corporation and Columbia University regarding certain patents owned or controlled by Pharmacia, which Pharmacia contended covered Lumigan®. On March 1, 2001, after concluding that Pharmacia planned to file a patent infringement lawsuit against us regarding Lumigan®, we filed a declaratory relief lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Pharmacia Corporation, et al. and The Trustees of Columbia University in the City of New York.” Pharmacia filed an answer to the complaint denying our allegations. Pharmacia and Columbia University also filed a counterclaim against us, alleging that we infringed the same two patents that we identified in our complaint. On November 15, 2001, we filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia (and related entities) in the Swedish District Court seeking a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia. On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings by alleging, among other things, that Lumigan® infringed the patent at issue. On January 31, 2002, we filed an action for a declaration of non-infringement and for revocation of a Pharmacia patent related to Lumigan® in the High Court of Justice in the United Kingdom. On March 15, 2002, Pharmacia filed a defense in the United Kingdom denying our allegations. On March 27, 2002, Pharmacia filed a counterclaim against us in the United Kingdom action, alleging that Lumigan® infringed the patent at issue. We subsequently filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the same patent that was contested in the United Kingdom. In October 2002, we reached a global settlement with Pharmacia and Columbia University resolving all intellectual property disputes between them and us regarding Lumigan® worldwide. Under the terms of the global settlement, we paid Pharmacia $120 million in the fourth quarter of 2002 and will pay royalties on future sales of Lumigan® for a specified time. In November 2002, the United States District Court for the District of Delaware entered an order dismissing with prejudice the Lumigan® intellectual property lawsuits with Pharmacia and Columbia University that were venued in the United States. In November 2002 and early December 2002, we obtained dismissals with prejudice of the related United Kingdom, Dutch and Swedish actions.

      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, we filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003 and the court took the matters under submission. Trial is presently scheduled for May 27, 2003. We have also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

      On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., Allergan, Inc., et al.” was filed in the United States District Court for the District of Massachusetts. The lawsuit contended that Allergan and 22 other pharmaceutical companies violated the Racketeering Influenced and Corrupt Organization Act by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices. A notice of related action was filed with the Judicial Panel for Multidistrict Litigation. The case was subsequently consolidated with the below-referenced “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., et al.” class action lawsuit and related cases. A Stipulation of Voluntary Dismissal Without Prejudice as to Allergan was filed on October 28, 2002 and the court issued an order of dismissal on November 6, 2002.

      On January 9, 2002, we filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” We filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In our complaint, we asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, we filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on our appeal and took the matter under submission. We are presently awaiting a ruling from the court.

      On April 10, 2002, a class action lawsuit entitled “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., et al.” was filed in the United States District Court for the District of Pennsylvania. The lawsuit contended that ten pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sales of their pharmaceutical products, which are administered directly by doctors and other medical providers, by deliberately overstating the products’ average wholesale prices. The case was subsequently consolidated with the above-referenced “Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., Allergan, Inc., et al.” class action lawsuit and related cases. A Stipulation of Voluntary Dismissal Without Prejudice as to Allergan was filed on October 28, 2002 and the court issued an order of dismissal on November 6, 2002.

      On August 29, 2002, a complaint entitled “Gary F. Lyons & Associates, Inc. v. Pacific National Group, Inc., Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Orange. The complaint alleges, among other things, breach of contract by Pacific National Group, a general contractor we retained to design and construct certain buildings on our Irvine, California campus. Subsequently, nine additional lawsuits were filed in Orange County Superior Court by other subcontractors working on the same construction project, each alleging similar claims for payment under contract from Pacific National Group. Each lawsuit includes us as a defendant under causes of action to foreclose mechanics’ liens and/or enforce stop notices filed in connection with the project. On January 31, 2003, the court issued an order consolidating each of the foregoing lawsuits. On January 17, 2003, a complaint entitled “Pacific National Group, Inc. v. Allergan Sales, LLC, et al.” was filed in Orange County Superior Court alleging, among other things, breach of contract by Allergan in connection with the same construction project. On February 18, 2003, we filed answers to the complaints in the consolidated action and filed a cross complaint against Pacific National Group and its subcontractors.

      On September 27, 2002, we filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. We asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application.

      On October 3, 2002, a class action lawsuit entitled “Peter Virag v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit contended that 26 pharmaceutical companies, including Allergan, manipulated the average wholesale prices for their products, thereby causing patients and third party payors in California to pay higher prices for medications. The case was subsequently removed by the defendants to the United States District Court for the Central District of California. On February 21, 2003, the court entered an order dismissing the lawsuit with prejudice.

      On October 15, 2002, the United States Patent Office granted us a new patent related to Alphagan® entitled “Method of Using (2-Imidazolin-2-Ylamino) Quinoxalines in Treating Ocular Neural Injury” (U.S. Patent No. 6,465,464) (the “’464 Patent”). On December 16, 2002, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” In this lawsuit, we asked the court to find that the ’464 Patent is valid and infringed by the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications. On December 23, 2002, Alcon and Bausch & Lomb filed a complaint entitled “Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated v. Allergan, Inc., et al.” in the United States District Court for the Central District of California. In their complaint, Alcon and Bausch & Lomb are asking the court to declare the ’464 Patent invalid and to declare that the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications do not infringe the ’464 Patent. On December 30, 2002, Alcon and Bausch & Lomb filed a motion to transfer the above-referenced Delaware case to the United States District Court for the Central District of California. On February 25, 2003, the motion to transfer was granted. On January 23, 2003, Bausch & Lomb filed a motion for summary judgment in the pending California case. On January 24, 2003, Alcon filed a motion for summary judgment in the pending California case. On January 24, 2003, we filed a motion to dismiss the pending California case. Oral argument on our motion to dismiss was heard on February 24, 2003 and the court took the matter under submission. No date has been set for hearing the motions for summary judgment.

      On November 21, 2002, we filed a complaint in the United District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Elan Pharmaceuticals, Inc.” In the complaint, we allege that Elan’s Myobloc® product infringes a patent held by us covering the use of botulinum toxin type B for cervical dystonia. On February 7, 2003, Elan filed an answer denying the allegations in our complaint, and also filed a counterclaim alleging inequitable conduct and antitrust violations in connection with the prosecution and enforcement of the patent.

      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contains, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. We were served with the complaint on February 25, 2003 and our response is currently due on or before March 26, 2003.

      Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, we believe that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on our consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of the litigation in which we are a party or the impact on us of an adverse ruling in such litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4A.	Our Executive Officers

      Our executive officers and their ages as of March 1, 2003 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	49	Chairman of the Board, President and Chief Executive Officer
F. Michael Ball	47	Corporate Vice President and President, North America Region and Global Rx Business

Name	Age	Principal Position with Allergan

James F. Barlow	44	Vice President, Corporate Controller (Principal Accounting Officer)
Eric K. Brandt	40	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Jeffrey L. Edwards	42	Corporate Vice President, Corporate Development
David A. Fellows	46	Corporate Vice President and President, Europe, Africa, Asia Pacific Region
Robert O. Gaskin, Jr.	49	Corporate Vice President, Human Resources
Douglas S. Ingram, Esq	40	Corporate Vice President, General Counsel and Secretary
Lester J. Kaplan, Ph.D.	52	Corporate Vice President and President, Research & Development and Global Botox®
Nelson R.A. Marques	51	Corporate Vice President and President, Latin America Region
Jacqueline Schiavo	54	Corporate Vice President, Worldwide Operations

Officers are appointed by and hold office at the pleasure of the Board of Directors.

      Mr. Pyott was appointed Chairman of the Board in April 2001, and has been our President and Chief Executive Officer since January 1998. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG from 1995 until December 1997. From 1992 to 1995 Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota and General Manager of Sandoz Nutrition, Barcelona, Spain from 1990 to 1992. Prior to that Mr. Pyott held various positions within Sandoz Nutrition group from 1980.

      Mr. Ball has been Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined us in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories.

      Mr. Barlow joined Allergan in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a subsidiary of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn’s International, Inc. from July 1990 to September 2000. Before working for Wynn’s International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for Deloitte, Haskins and Sells.

      Mr. Brandt has been Corporate Vice President and Chief Financial Officer since May 1999 and from January 2001 to January 2002, he also assumed the duties of President, Global Consumer Eye Care Business. Prior to joining Allergan, Mr. Brandt held various positions with the Boston Consulting Group (“BCG”) from 1989, culminating in Vice President and Partner, and a senior member of the BCG Health Care practice. While at BCG, Mr. Brandt was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. Mr. Brandt joined Allergan in 1999.

      Mr. Edwards has been Corporate Vice President, Corporate Development since March 2002 and prior thereto was Senior Vice President, Treasury/ Tax/ Investor Relations since 1998. From 1993 to 1998, Mr. Edwards was Vice President, Treasurer, where he was instrumental in developing financial strategies to support our expanding needs. Prior to Allergan, Mr. Edwards was with Banque Paribas and Security Pacific National Bank where he held various senior level positions in the credit and business development functions.

      Mr. Fellows has been Corporate Vice President and President of the Asia Pacific Region since June 1997 and in January 2002 he assumed the new title of President, Europe, Africa, Asia Pacific Region. Previously he was Senior Vice President, U.S. Eye Care Marketing since June 1996. From 1993 to 1996, he was Senior Vice

President, Therapeutics Strategic Marketing, and from 1991 until 1993, he was Vice President, Pharmaceuticals Strategic Marketing. Mr. Fellows joined Allergan in 1980.

      Mr. Gaskin joined Allergan as Corporate Vice President, Human Resources in September 2002. Prior to joining us, Mr. Gaskin was Vice President, Human Resources of Advanced Tissue Sciences from September 2000. From May 1999 to September 2000, Mr. Gaskin was Vice President, Human Resources for Warner-Lambert/ Agouron Pharmaceuticals. Mr. Gaskin was employed by Warner-Lambert from January 1988 to September 2000, holding a variety of senior human resources positions within the pharmaceutical division, both at the Ann Arbor R&D Headquarters and in the commercial operations, eventually becoming Vice President of Human Resources for the U.S. and Mexico commercial operations. Prior to joining Warner-Lambert, Mr. Gaskin held human resources positions of increasing responsibility with ARCO Oil & Gas Company, National Semiconductor Corporation, and Teleflex Defense Systems.

      Mr. Ingram has been Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel since January 2001, and our Assistant Secretary since November 1998. Prior to that, Mr. Ingram was our Associate General Counsel from August 1998, our Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined us. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher.

      Dr. Kaplan has been Corporate Vice President and President, Research & Development and Global Botox® since May 1998 and had been Corporate Vice President, Science and Technology since July 1996. From 1992 until 1996, he was Corporate Vice President, Research and Development. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined Allergan in 1983.

      Mr. Marques has been Corporate Vice President and President, Latin America Region since October 1998. Prior to joining Allergan, he served 18 years with Alcon Laboratories, Inc., where he held a variety of positions, including President, Alcon Laboratories do Brasil Ltda. from 1994 until 1998. Mr. Marques joined Allergan in 1998.

      Ms. Schiavo has been Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms. Schiavo joined Allergan in 1980.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

      The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2002(1)			2001(1)

Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$58.58	$72.35	$0.09	$56.84	$95.74	$0.09
Second	54.01	67.23	0.09	67.08	89.88	0.09
Third	49.05	65.49	0.09	57.80	83.09	0.09
Fourth	51.40	65.08	0.09	61.56	76.11	0.09

(1)	On June 29, 2002, we distributed to our stockholders, in the form of a stock dividend, one share of our then wholly-owned subsidiary, Advanced Medical Optics, Inc., for every 4.5 shares of our common stock held on June 14, 2002. The stock prices presented above are restated stock prices and reflect the distribution of our ownership in Advanced Medical Optics to our stockholders.

      Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”

      The approximate number of stockholders of record was 7,300 as of January 31, 2003.

      On January 30, 2003, our board declared a cash dividend of $0.09 per share, payable March 20, 2003 to stockholders of record on February 19, 2003. See Note 7, “Notes Payable and Long-Term Debt,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning restrictions on dividend payments.

Recent Sales of Unregistered Securities

      On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement at an issue price of $779.41 per note (77.941% of the principal amount at maturity) and in the aggregate principal amount at maturity of $641.5 million. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. We sold the notes to Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc., as initial purchasers. We are advised that the initial purchasers resold the notes within the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 and outside of the United States in reliance on Regulation S under the Securities Act of 1933. We subsequently registered the resale of the notes and the underlying shares with the Securities and Exchange Commission.

      For a description of the notes and the terms upon which the notes may be converted into our common stock, see the “Description of Notes” section of our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 9, 2003, which section is incorporated by reference herein.

Securities Authorized for Issuance Under Equity Compensation Plans

      The table entitled “Securities Authorized for Issuance Under Equity Compensation Plans” on page 32 of our Proxy Statement filed with the Securities and Exchange Commission on March 14, 2003 (the “Proxy Statement”) is incorporated herein by reference.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share data)
Summary of Operations
Product net sales	$1,385.0	$1,142.1	$992.1	$828.6	$716.0
Research service revenues, primarily from a related party (through April 16, 2001)	40.3	60.3	62.9	46.2	34.4
Operating costs and expenses:
Cost of product sales	221.7	198.1	197.7	170.4	170.5
Cost of research services	36.6	56.1	59.4	43.3	32.1
Selling, general and administrative	629.5	481.1	409.2	332.2	299.0
Technology fees from related party	—	(0.7)	(3.1)	(6.1)	(11.2)
Research and development	233.1	227.5	165.7	140.6	97.7
Legal settlement	118.7	—	—	—	—

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share data)
Summary of Operations (continued)
Restructuring charge (reversal) and asset write-offs	$62.4	$(1.7)	$0.2	$(4.4)	$82.3
Contribution to Allergan Specialty Therapeutics, Inc.	—	—	—	—	171.4

Operating income (loss)	123.3	242.0	225.9	198.8	(91.4)
Non-operating income (loss)	(33.5)	18.3	9.7	12.4	38.7
Earnings (loss) from continuing operations before income taxes and minority interest	89.8	260.3	235.6	211.2	(52.7)
Earnings from continuing operations	64.0	171.2	165.9	143.7	(86.6)
Earnings from discontinued operations	11.2	54.9	49.2	44.5	(3.6)
Net earnings (loss)	75.2	224.9	215.1	188.2	(90.2)
Basic earnings (loss) per share:
Continuing operations	0.49	1.30	1.27	1.09	(0.66)
Discontinued operations	0.09	0.42	0.38	0.33	(0.03)
Diluted earnings (loss) per share:
Continuing operations	0.49	1.29	1.24	1.06	(0.66)
Discontinued operations	0.08	0.40	0.37	0.33	(0.03)
Cash dividends per share	0.36	0.36	0.32	0.28	0.26
Financial Position
Current assets	$1,200.2	$1,114.8	$1,097.4	$697.5	$661.2
Working capital	796.6	710.4	752.1	277.6	292.7
Total assets	1,806.6	2,046.2	1,971.0	1,339.1	1,334.4
Long-term debt	526.4	444.8	484.3	208.8	201.1
Total stockholders’ equity	808.3	977.4	873.8	634.5	696.0

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      This financial review presents our operating results for each of the three years in the period ended December 31, 2002, and our financial condition at December 31, 2002. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 1 of this Form 10-K. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Critical Accounting Policies

      We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies.

Revenue Recognition

      We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. Additionally, we participate in various managed care sales rebate and other discount programs, the largest of which relates to Medicaid. Sales rebate and discount accruals reduce revenue in the same period the related sale is recorded and are included in “Other accrued expenses” in our Consolidated Balance Sheet. The accruals for sales rebates and discounts are based on estimates of the proportion of sales that are subject to such rebates and discounts. Historical product returns and rebates and discounts have been within the amounts reserved and accrued, respectively.

Discontinued Operations

      On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and our contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The Internal Revenue Service ruled that the transaction qualified as tax-free for Allergan and our stockholders for U.S. federal income tax purposes, with the exception of cash received for fractional shares. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business, and Advanced Medical Optics owns and operates what was formerly our optical medical device business. Our consolidated financial statements and the related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of Advanced Medical Optics as a discontinued operation. We did not account for our ophthalmic surgical and contact lens care businesses as a separate legal entity. Therefore, the following selected financial data for our discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The earnings of discontinued operations include allocations of certain of our expenses to those operations. These amounts have been allocated to the discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations. See Note 2 to our consolidated financial statements.

Selected Financial Data for Discontinued Operations

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Net sales	$251.7	$543.1	$570.5
Earnings from discontinued operations, net of tax	11.2	54.9	49.2

      Effective with the third quarter of our 2002 fiscal year, we no longer include the results of operations and cash flows of our discontinued ophthalmic surgical and contact lens care businesses in our consolidated financial statements.

      Through the end of 2002, actual costs incurred by us related to the spin-off of Advanced Medical Optics, including restructuring and duplicate operating expenses, were approximately $104.7 million, including

$4.4 million of costs incurred prior to 2002. This amount excludes $14.3 million in costs incurred in 2002 that were allocated to discontinued operations. We also paid $16.3 million and expect to pay an additional amount of approximately $2.7 million for various taxes related to intercompany purchases of assets by Advanced Medical Optics prior to the spin-off that were deferred and charged to retained earnings as part of the dividend of Advanced Medical Optics’ stock to our stockholders.

      Additionally, management has estimated that approximately $15 million to $20 million of additional annual net costs will be incurred by us associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of Advanced Medical Optics from us. These additional costs began to be incurred in the second half of 2002 and are not reflected in our results of continuing operations for the first half of 2002.

Continuing Operations

      Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 4,900 persons around the world. With 2002 sales approaching $1.4 billion, we are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries around the world.

      We operate in four regions: North America, Latin America, Europe and Asia Pacific. Net sales in the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand. We market our specialty pharmaceuticals product lines in each region.

Results of Continuing Operations

      We operate our business on the basis of a single reportable segment — specialty pharmaceuticals. We produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over the counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers. The following discussion reflects our results of continuing operations, unless otherwise indicated.

      Management evaluates its various global product portfolios on a revenue basis, which is presented below. Our principal markets are the United States, Europe, Latin America and Asia. The United States information is presented separately as it is our headquarters country, and U.S. sales, including manufacturing operations, represented 70.6%, 67.0% and 63.4% of total consolidated product net sales in 2002, 2001 and 2000, respectively. In the United States, sales to two major wholesale customers represented 27.9% and 28.2% of our total consolidated product net sales in 2002 and 2001, respectively. In 2000, sales to three major United States wholesale customers represented 36.7% of our total consolidated product net sales. No other country or single customer generates over 10% of total product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand. Net sales at constant currency rates is a non-GAAP financial measure. We routinely evaluate our net sales performance at constant currency rates because we believe it provides a useful measure of actual local currency sales performance year over year.

Net Sales

      The following table sets forth, for the periods indicated, net sales by major product line.

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$827.3	$753.7	$683.9
Botox®	439.7	309.5	239.5
Skin Care	90.2	78.9	68.7

	1,357.2	1,142.1	992.1
Other	27.8	—	—

Total Product Net Sales	$1,385.0	$1,142.1	$992.1

Domestic	70.6%	67.0%	63.4%
International	29.4%	33.0%	36.6%

      Net sales for 2002 were $1.385 billion, which was an increase of $242.9 million or 21.3% over 2001. Foreign currency fluctuations in 2002 decreased sales by $6.5 million or 0.6% as compared to average rates in effect in 2001. At constant currency rates, sales increased by $249.4 million or 21.8% over 2001.

      Net sales increased in 2002 compared to 2001 primarily as a result of increases in sales in all product lines, especially Botox® and eye care pharmaceuticals. Other sales primarily include sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics. Sales of Botox® increased by $130.2 million, or 42.1%; eye care pharmaceutical sales increased by $73.6 million, or 9.8%; and skin care sales increased by $11.3 million, or 14.3% in 2002 compared to 2001. Botox® sales increased in 2002 compared to 2001 as a result of strong growth in both the United States and international markets. Botox® sales growth benefited significantly from the April 2002 approval of Botox® Cosmetic by the FDA for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Eye care pharmaceutical sales increased in 2002 primarily due to strong sales growth in our relatively new glaucoma drug, Lumigan® (bimatoprost ophthalmic solution, 0.03%) and increased sales from Refresh®, Ocuflox® and Alocril®. Eye care pharmaceutical sales were negatively impacted in 2002 by a $2.3 million decrease in sales of the Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® (brimonidine tartrate ophthalmic solution) 0.2% and Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®. This decline was the result of our decision in the third quarter of 2002 to discontinue the U.S. distribution of Alphagan® and to focus our manufacturing, sales and marketing efforts on our improved brimonidine solution, Alphagan® P. Eye care pharmaceutical sales increased by 16.5% in the United States, but declined 2.3%, or 1.1% at constant currency rates, in international markets in 2002 compared to 2001. Eye care pharmaceutical sales in international markets were negatively impacted by adverse currency fluctuations of $3.2 million, or 1.2%, primarily as a result of the weakness in the value of the Brazilian real and other Latin American currencies, partially offset by a strengthening in the euro compared to the U.S. dollar. We believe our worldwide market share as of December 31, 2002 is over 85% for neuromodulators including Botox®. Although the market for neuromodulators continues to expand, the rate of growth of Botox® was slightly reduced by the introduction of a competitive neuromodulator in 2001. Skin care sales increased in 2002 compared to 2001 primarily due to strong sales growth of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne.

      Net sales increased in 2001 compared to 2000 primarily as a result of increases in sales in each of our three product lines. Sales of Botox® increased by $70.0 million, or 29.2%; eye care pharmaceutical sales increased by $69.8 million, or 10.2%; and skin care sales increased by $10.2 million, or 14.8% in 2001 compared to 2000. Botox® sales increased as a result of strong growth in both the United States and international markets. Eye care pharmaceutical sales increased in 2001 primarily as a result of our launch of

Lumigan® in the first quarter; our launch of Alphagan® P in the third quarter; and the growth in sales of our anti-infective Ocuflox®. Eye care pharmaceutical sales increased by 20% in the United States and declined by 4% in international markets in 2001 compared to 2000. At constant currency rates, international eye care pharmaceutical sales increased 4% in 2001 compared to 2000. Eye care pharmaceutical sales in international markets were negatively impacted by adverse currency fluctuations of $20.3 million, or 8%, primarily as a result of the decline in the value of the euro and the Brazilian real compared to the U.S. dollar. Skin care sales increased primarily as a result of strong sales of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne.

      The following table sets forth, for periods indicated, net sales by geographic location.

	Year Ended December 31,

	2002	2001	2000

	(in millions)
United States	$949.1	$760.8	$625.1
Europe	202.8	183.0	181.8
Latin America	78.7	102.4	100.0
Asia Pacific	79.5	55.1	48.1
Other	45.5	35.9	33.3

	1,355.6	1,137.2	988.3
Manufacturing Operations	29.4	4.9	3.8

Total Product Net Sales	$1,385.0	$1,142.1	$992.1

      Net sales increased in 2002 compared to 2001 by $249.4 million on a constant currency basis, offset by a decrease in net sales of $6.5 million caused by changes in exchange rates. United States net sales increased $188.3 million in 2002. Net sales in Europe increased $8.5 million at constant currency rates, and increased an additional $11.3 million primarily due to the strengthening of the euro versus the U.S. dollar in 2002 as compared to 2001. Net sales in Latin America declined $6.1 million in 2002 at constant currency rates, and were further reduced by $17.6 million primarily from the weakening of the Brazilian real and other Latin American currencies versus the U.S. dollar. Asia Pacific net sales increased $24.2 million in 2002 compared to 2001 at constant currency rates, and were further increased by $0.2 million due to the strengthening of the Australian dollar, partially offset by a decline in the Japanese yen versus the U.S. dollar. Other net sales increased by $10.0 million in 2002 at constant currency rates, partially offset by a $0.4 million decrease resulting from the weakening of the Canadian dollar versus the U.S. dollar. Net sales from manufacturing operations increased $24.5 million in 2002 compared to 2001, reflecting the increase in sales to Advanced Medical Optics pursuant to the manufacturing and supply agreement. The decrease in total net sales of $6.5 million caused by changes in exchange rates in 2002 primarily impacted our eye care pharmaceutical and Botox® businesses. These businesses were negatively impacted in 2002 compared to 2001 primarily by the weakening Brazilian real and other Latin American currencies, partially offset by a strengthening of the euro versus the U.S. dollar.

      Net sales increased in 2001 compared to 2000 by $178.8 million on a constant currency basis, offset by a decrease in net sales of $28.8 million caused by changes in exchange rates. U.S. net sales increased $135.7 million in 2001. Net sales in Europe increased $6.9 million at constant currency rates, partially offset by a $5.7 million decrease attributable primarily to the weakening of the euro versus the U.S. dollar in 2001 as compared to 2000. Net sales in Latin America increased $19.4 million in 2001 at constant currency rates, but were reduced by $17.0 million primarily from the weakening of the Brazilian real versus the U.S. dollar. Asia Pacific net sales increased $11.4 million at constant currency rates, somewhat offset by a $4.4 million decrease from the weakening of the Japanese yen and the Australian dollar versus the U.S. dollar. Other net sales increased by $3.9 million in 2001 compared to 2000 at constant currency rates, partially offset by a $1.3 million decrease resulting from the weakening of the Canadian dollar versus the U.S. dollar. The decrease in total net sales of $28.8 million caused by changes in exchange rates in 2001 primarily impacted our eye care pharmaceutical and Botox® businesses. The eye care pharmaceutical business was impacted by the weakening

Brazilian real and euro, while the Botox® business was impacted by the weakening of the euro, Brazilian real and the Japanese yen.

Income and Expenses

      The following table sets forth the relationship to sales of various income statement items:

	Year Ended December 31,

	2002	2001	2000

Product net sales	100.0%	100.0%	100.0%
Cost of sales	16.0	17.3	19.9

Product gross margin	84.0	82.7	80.1
Research services margin	0.3	0.3	0.3
Other operating costs and expenses:
Selling, general and administrative	45.5	42.1	41.2
Technology fees from related party	—	(0.1)	(0.3)
Research and development	16.8	19.9	16.7
Legal settlement	8.6	—	—
Restructuring charge (reversal) and asset write-offs	4.5	(0.1)	—

Operating income	8.9	21.2	22.8
(Loss) gain on investments, net	(2.2)	(0.4)	0.1
Unrealized gain (loss) on derivative instruments, net	(0.1)	0.4	—
Other non-operating (expense) income, net	(0.1)	1.6	0.8

Earnings from continuing operations before income taxes and minority interest	6.5%	22.8%	23.7%

Earnings from continuing operations	4.6%	15.0%	16.7%

Gross Margin

      Our gross margin percentage increased by 1.3 percentage points from 82.7% in 2001 to 84.0% in 2002 and 2.6 percentage points from 80.1% in 2000 to 82.7% in 2001. The increase in gross margin percentage in both years was primarily the result of shifts in the product mix of sales and a general increase in the gross margins of all product lines. Higher margin Botox® sales represented a greater percentage of 2002 sales compared to 2001, and 2001 sales compared to 2000. The increase in gross margin percentage in 2002 was partially offset by low margin contract manufacturing sales to Advanced Medical Optics, a $1.1 million charge to cost of sales related to the restructuring charge and asset write-off, and $2.6 million of duplicate operating expenses charged to cost of sales primarily for salaries, training expenses, equipment and personnel relocation costs and product label changeover costs associated with the spin-off of Advanced Medical Optics. Gross margin in dollars increased in 2002 compared to 2001 by $219.3 million, or 23.2%, as a result of the 21.3% increase in net sales and the 1.3 percentage point increase in gross margin percentage. Gross margin dollars increased $149.6 million, or 18.8%, in 2001 compared to 2000 due to the 15.1% increase in net sales and the 2.6 percentage point increase in gross margin percentage.

Selling, General and Administrative

      Selling, general and administrative expenses increased 30.8% in 2002 to $629.5 million, or 45.5% of net sales, compared to $481.1 million, or 42.1% of net sales, in 2001 and by 17.6% to $481.1 million in 2001 compared to $409.2 million, or 41.2% of net sales, in 2000. The increase in selling, general and administrative expense dollars in 2002 and 2001 was a result of higher promotion, selling and marketing expenses supporting the increase in sales, especially for Botox® in 2002 and our Lumigan® and Alphagan® P products in 2002 and 2001 in the United States. Selling, general and administrative expenses in 2002 also included higher costs associated with establishing a new specialist pediatric sales force in the United States. Included in selling, general and administrative expenses in 2002 and 2001 were approximately $39.3 million and $4.4 million, respectively, of duplicate operating expenses associated with the spin-off of Advanced Medical Optics. Duplicate operating expenses included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the spin-off of Advanced Medical Optics. Selling, general and administrative expenses in 2001 and 2000 included $3.2 million and $3.4 million, respectively, of pre-tax goodwill amortization. Beginning in 2002, we no longer amortized goodwill, as required by SFAS No. 142. Excluding duplicate operating expenses in 2002 and 2001, selling, general and administrative expenses increased as a percentage of net sales in 2002 to 42.6% compared to 41.7% in 2001 due to higher promotion and marketing expenses associated with the increase in Botox® sales fueled by the 2002 launch of Botox® Cosmetic in North America, costs associated with the anticipated launch of Vistabel®, the trade name for Botox® Cosmetic in Europe, and higher selling expenses for eye care pharmaceuticals and skin care products driven by the launch of Lumigan® in Europe, Canada, Australia and various Asian countries, as well as increased sales of Tazorac® in the United States. The percentage increase in selling, general and administrative expenses in 2001 compared to 2000 was the result of an increase in promotion, selling and marketing and general and administrative expenses as a percentage of sales. This increase was primarily attributable to the launch of Lumigan® and Alphagan® P in the United States.

Research and Development

      Research and development expenses increased in 2002 by $5.6 million, or 2.5%, to $233.1 million compared to $227.5 million in 2001, and by $61.8 million, or 37.3%, in 2001 compared to $165.7 million in 2000. Research and development spending does not include research and development spending performed under contracts with Bardeen Sciences Company, LLC in 2002 and 2001 or with Allergan Specialty Therapeutics, Inc. in 2001 and 2000. See Notes 4 and 5 to the consolidated financial statements. Research and development expenses in 2002 included $0.6 million of duplicate operating expenses, primarily salaries and records duplication costs, related to the spin-off of Advanced Medical Optics.

      In April 2001, we purchased all of the outstanding Class A Common Stock of Allergan Specialty Therapeutics, Inc. for $71.0 million in cash. See Note 5 to the consolidated financial statements. This resulted in a charge of $40.0 million associated with in-process research and development and the recording of $31.0 million in capitalized core technology. Excluding the effect of the $40.0 million charge in 2001, research and development expenses would have increased $45.6 million, or 24.3%, in 2002 compared to 2001 and $21.8 million, or 13.2%, in 2001 compared to 2000. Research and development spending increased in 2002 and 2001 as a result of our expanded research efforts, particularly in technologies not currently commercialized by us including those technologies acquired from the acquisition of Allergan Specialty Therapeutics, Inc., as well as Botox® and skin care research and development. Spending on various in-process research and development projects associated with the acquired Allergan Specialty Therapeutics, Inc. core technology was approximately $49.0 million and $33.0 million in 2002 and 2001, respectively.

Special Charges

      In the third quarter of 2002, we recorded a pre-tax charge of $118.7 million related to a global settlement with Pharmacia Corporation and Columbia University resolving all intellectual property disputes regarding Lumigan®, covering two separate patent infringement lawsuits in the United States and a number of lawsuits and patent oppositions in Europe. The charge provides for the settlement of all litigation and potential past damages.

      We recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002. This restructuring charge consists primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to our spin-off of Advanced Medical Optics, as more fully described in Note 2 to the consolidated financial statements. The restructuring charge also includes asset write-offs of $1.9 million unrelated to the spin-off of Advanced Medical Optics. Included in other costs within the table below is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of Sales” in the Consolidated Statements of Earnings. The restructure and spin-off activities also include a workforce reduction of 263 positions over a one-year period.

      The following table presents the restructuring activities through December 31, 2002 resulting from the 2002 restructure charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other	Total
	Terminated	Costs	Write-offs	Costs	Restructuring

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Assets written off	—	(2.7)	(40.4)	—	(43.1)
Spending	(8.1)	(0.4)	—	(4.1)	(12.6)

Balances as of December 31, 2002	$5.4	$0.4	$—	$2.0	$7.8

      During 2002, we incurred $42.5 million of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses included advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the Consolidated Statements of Earnings. We expect to incur additional business transition expenses in the first quarter of 2003 of approximately $1 million to $2 million.

      During 1998, we recorded a $74.8 million pre-tax restructuring charge, of which $50.4 million was recorded to continuing operations and $24.4 million to discontinued operations. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general and administrative staff and the closure of manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional shared service centers. In 2001, we reviewed all restructuring activities related to the 1998 restructure charge and determined that all activities were completed. As a result, the remaining accrual of $1.7 million, representing primarily an accrual for severance and facility closure costs, was eliminated, and a corresponding benefit was recorded to continuing operations.

      In 1996, we recorded a $70.1 million pre-tax restructuring charge to streamline operations and reduce costs through management restructuring and facilities consolidation, of which $27.8 million was recorded to continuing operations and $42.3 million to discontinued operations. In 2000, we completed all restructuring activities related to the 1996 restructure charge and eliminated the remaining accrual of $2.0 million consisting of an additional $0.2 million pre-tax charge to continuing operations and a $2.2 million reversal to discontinued operations.

Operating Income

      Operating income was $123.3 million or 8.9% of product net sales in 2002, $242.0 million or 21.2% of product net sales in 2001, and $225.9 million or 22.8% of product net sales in 2000.

      Operating income decreased by $118.7 million from $242.0 million or 21.2% of product net sales in 2001 to $123.3 million or 8.9% of product net sales in 2002. The decline in operating income was primarily due to the $118.7 million legal settlement charge, the $63.5 million restructuring charge and asset write-offs and the increase in selling, general and administrative expenses of $148.4 million, partially offset by the $219.3 million increase in gross margin.

      Operating income increased by $16.1 million from $225.9 million or 22.8% of product net sales in 2000 to $242.0 million or 21.2% of product net sales in 2001. The increase in operating income was the result of the $150.0 million or 15.1% increase in product sales, combined with the 2.6 percentage point increase in gross margin percentage from 2000 to 2001. Such increases were partially offset by the $74.3 million increase in selling, general and administrative expenses, net of technology fees from a related party, and by the increase in research and development expenses of $61.8 million, which included the $40.0 million in-process research and development charge related to the 2001 acquisition of Allergan Specialty Therapeutics, Inc.

Non-Operating Income and Expenses

      Total net non-operating expenses in 2002 were $33.5 million compared to net non-operating income of $18.3 million and $9.7 million in 2001 and 2000, respectively. Interest income in 2002 was $15.8 million, a decrease of $14.8 million compared to interest income of $30.6 million in 2001. In 2001, interest income increased $6.7 million to $30.6 million compared to $23.9 million in 2000. The decline in interest income in 2002 compared to 2001 was due to lower average cash and equivalent balances earning interest and lower interest rates in 2002 compared to 2001. The $6.7 million increase in interest income in 2001 compared to 2000 was associated with the full year effect of the issuance of zero coupon convertible subordinated notes in November 2000. Loss on investments in 2002 and 2001 were $30.2 million and $4.5 million, respectively, representing the other than temporary impairment of certain third party investments and related collaborations. After adjusting for the recorded impairments, we had a net carrying value at December 31, 2002 of $9.3 million in third party equity investments and notes receivable with public and privately held companies. These investments and notes are subject to review for other than temporary declines in fair value on a quarterly basis.

      During 2002, we recorded net unrealized losses on derivative instruments of $1.7 million compared to unrealized gains of $4.2 million in 2001. Other, net was zero in 2002 compared to other, net income of $6.1 million and $1.2 million in 2001 and 2000, respectively. In 2002 other, net primarily includes expenses of $11.7 million related to the early redemption of a substantial portion of our zero coupon convertible subordinated notes in December 2002, offset by a $5.7 million gain on sale of a facility and a $5.0 million benefit resulting from the settlement of a collaboration relationship. The increase in other, net income in 2001 compared to 2000 was primarily attributable to income associated with the mutual termination of a selling alliance agreement and a gain from the divestiture of certain pharmaceutical products in Latin America.

Income Taxes

      Our effective tax rate in 2002 was 28.0%, down from the 34.0% effective tax rate in 2001. Included in 2001 operating income is a $40.0 million charge for in-process research and development associated with our acquisition of Allergan Specialty Therapeutics, Inc. in the second quarter of 2001. We did not record an income tax benefit for this charge. Excluding the negative impact of the $40.0 million in-process research and development charge, our 2001 effective tax rate would have been 29.5%. The 1.5 percentage point decrease in our effective tax rate in 2002 to 28.0% compared to our adjusted effective tax rate in 2001 of 29.5% was primarily attributable to a decrease in the effect of the provision for U.S. taxes on foreign earnings and foreign dividends and a decrease due to the realization of certain intangible deductions, partially offset by a decrease in the benefit from the tax differential on foreign earnings and a decrease in research and development tax credits.

      Our effective tax rate in 2001 was 34.0%, up from our 29.3% effective tax rate in 2000. Excluding the effect of the $40.0 million non-deductible charge for in-process research and development, our adjusted effective tax rate for 2001 was 29.5%. Our adjusted effective tax rate for 2001 of 29.5% was up slightly from our 2000 effective tax rate of 29.3%. The slight increase in our effective tax rate was primarily attributable to a change in the mix of pre-tax earnings in the various tax jurisdictions in which we operate and an increase in foreign dividends, partially offset by increased research and development tax credits.

Net Earnings

      Earnings from continuing operations were $64.0 million in 2002 compared to $171.2 million in 2001. The decrease of $107.2 million in earnings from continuing operations was primarily the result of the $118.7 million decrease in operating income and a $51.8 million increase in total non-operating expenses, partially offset by a decrease in the provision for income taxes of $63.4 million.

      Earnings from continuing operations were $171.2 million in 2001 compared to $165.9 million in 2000. The $5.3 million increase in earnings from continuing operations was primarily the result of the $16.1 million increase in operating income and an increase in total non-operating income of $8.6 million, somewhat offset by an increase in the provision for income taxes of $19.4 million.

      Net earnings for the year ended December 31, 2001 included a $1.2 million after-tax loss related to the adoption of Statement of Financial Accounting Standards No. 133, Accounting For Derivative Instruments and Hedging Activities.

Liquidity and Capital Resources

      Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

      Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by continuing operations was $47.6 million in 2002 compared to $292.0 million in 2001 and $278.2 million in 2000. Operating cash flow from continuing operations decreased in 2002 compared to 2001 primarily as a result of the decrease in earnings from continuing operations, including the effect of non-cash items, which were negatively affected principally by the Lumigan® legal settlement charge and duplicate operating costs associated with the spin-off of Advanced Medical Optics. Operating cash flow was also negatively affected in 2002 compared to 2001 primarily by an increase in accounts receivable, principally in North America, an increase in inventories, primarily raw materials related to the manufacturing and supply agreement with Advanced Medical Optics and Botox® inventories, an increase in income taxes paid and an increase in other non-current assets related to pension contributions of $86.7 million in 2002 compared to pension contributions of $45.2 million in 2001. In 2003, we expect to pay pension contributions of between approximately $10 million and $20 million.

      Operating cash flow from continuing operations increased in 2001 compared to 2000 primarily as a result of the increase in earnings from continuing operations, including the effect of non-cash items. The increased cash outflow in other current and non-current assets related to various collaborations and other miscellaneous receivables, which were offset by a decrease in cash used for trade receivables in 2001 compared to 2000. Additionally, the increased cash outflow in accrued expenses and other liabilities was primarily the result of our contributions in 2001 to our U.S. pension plan of approximately $40.3 million compared to $4.5 million in 2000.

      Net cash used in investing activities was $79.6 million in 2002, including $78.8 million in expenditures for plant and equipment, more fully described under “Capital Expenditures” below, and $6.7 million to acquire software. Net cash used in investing activities was $166.8 million in 2001. Excluding the $70.2 million in net cash paid in connection with the acquisition of Allergan Specialty Therapeutics, Inc., cash used in investing activities would have been $96.6 million. We invested $84.1 million in expenditures for plant and equipment in 2001. Net cash used in investing activities was $78.1 million in 2000 including $60.3 million in expenditures for plant and equipment and $7.5 million to acquire software.

      Net cash used in financing activities was $129.1 million in 2002, composed primarily of repayments of convertible borrowings of $376.5 million, $46.7 million for payments of dividends, $180.8 million for purchases of treasury stock, $37.4 million in net repayments of notes payable and long-term debt and $12.1 million for the payment of debt issuance costs related to the issuance of convertible borrowings. Cash was provided by proceeds from zero coupon convertible senior notes of $500.0 million and $24.4 million from the sale of stock to employees. Net cash used in financing activities was $163.0 million in 2001, composed primarily of $47.5 million for payments of dividends and $130.9 million for purchases of treasury stock. Cash in the amount of $30.9 million was provided by the sale of stock to employees. Net cash provided by financing activities was $331.1 million in 2000, composed primarily of proceeds from subordinated convertible borrowings of $400.0 million and $148.1 million from the sale of stock to employees. Net cash was used for the payments of dividends of $41.9 million, $122.8 million for purchases of treasury stock, $10.0 million for the payment of debt issuance costs related to the issuance of convertible borrowings and $42.3 million in net repayments of debt, including notes payable, commercial paper and long-term debt. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes management to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2002, we held approximately 4.8 million treasury shares under this program. We are uncertain as to the level of stock repurchases to be made in the future.

      Net cash provided by discontinued operations was $172.0 million, $56.3 million and $72.6 million in 2002, 2001 and 2000, respectively. The 2002 amount includes one-time cash receipts from Advanced Medical Optics resulting from the sale of certain assets to Advanced Medical Optics in connection with its formation and restructuring and a capital distribution received by us just prior to the spin-off of Advanced Medical Optics.

      As of December 31, 2002, we had a committed domestic long-term credit facility, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we expect to use for a new medium term note program. The credit facility allows for borrowings of up to $300 million through 2007. The commercial paper program also provides for up to $300 million in borrowings. However, we do not currently intend to have combined borrowings under our committed credit facility and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $10.0 million in notes on a non-revolving basis. The shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants and had approximately $80.0 million available for dividends at December 31, 2002. As of December 31, 2002, we had no borrowings under our committed credit facility or commercial paper program and $55.0 million in borrowings outstanding under the medium term note program.

      On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. As of December 31, 2002, the conversion criteria had not been met. See Note 8 to our consolidated financial statements for a description of the conversion features.

      On December 20, 2002, we paid $380.0 million to redeem a substantial portion of our zero coupon convertible subordinated notes due 2020 with an aggregate principal amount at maturity of $586.9 million and a net book value at the time of redemption of $376.5 million after adjusting for the unamortized discount. We recorded a pre-tax loss of $11.7 million in connection with the early retirement that includes the $3.5 million prepayment premium, the write-off of $8.0 million of deferred debt issue costs and other costs of $0.2 million. We currently intend to retire in November 2003 the remaining net book value of the zero coupon convertible subordinated notes not redeemed in 2002. See Note 8 to our consolidated financial statements.

      A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We plan to use these funds in our operations outside the United States. We have approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes have not been provided. Tax costs could be incurred if these funds were remitted to the United States.

      We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Capital Expenditures

      Expenditures for property, plant and equipment totaled $78.8 million in 2002, $84.1 million in 2001 and $60.3 million in 2000. Expenditures in 2002 included initial construction costs for a new research and development facility, expansion of manufacturing facilities and a variety of other projects designed to improve productivity. We expect to invest approximately $140 million to $160 million in additional construction costs for the new research and development facility, expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2003.

Inflation

      Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services used by us. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

      Approximately 29.4% of our revenues in 2002 were derived from operations outside the U.S., and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as appropriate. The net impact of foreign currency fluctuations on our sales was as follows: a $6.5 million decrease in 2002, a $28.8 million decrease in 2001, and a $24.1 million decrease in 2000. The 2002 sales decrease included decreases of $8.0 million related to the Brazilian real and $9.6 million related to other Latin American currencies, partially offset by an $11.3 million increase related to the euro. The 2001 sales decrease was due primarily to a weakening of European currencies, the Brazilian real and the Japanese yen. The 2000 sales decrease related to a decline in the value of European currencies, the Australian dollar and most Latin American and Asian currencies versus the U.S. dollar. See Note 1 to our consolidated financial statements for a description of our accounting policy on foreign currency translation.

Bardeen Sciences Company, LLC

      In April 2001, we contributed the rights to certain compounds and research projects (consisting of the following: memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/ timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”)) to Bardeen Sciences Company, LLC (“Bardeen”) in exchange for future commercialization rights and a contingent call option (the “Option”). Under certain circumstances, additional compounds and projects may be added to the Portfolio. The selection of those compounds requires unanimous Bardeen board approval. The Portfolio does not consist of proprietary basic technology necessary to our ongoing operations.

      Bardeen was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. Bardeen is wholly-owned by an independent third-party investor entity, Farallon Pharma Investors (the “Investor”), which has committed $250 million in capital investment to Bardeen over the five-year strategic plan period. Neither we nor any of our officers or directors owns any interest in the Investor or any interest in Bardeen. The Investor has voting control of Bardeen and has the substantive risks and rewards of ownership of Bardeen. We have certain protective rights but maintain no operational control over Bardeen. For Bardeen’s first five years from formation, we have the right to nominate one member of Bardeen’s 5-member board of directors. We have selected Dr. Lester Kaplan, our Corporate Vice President of Research and Development, to serve on the Bardeen board. Other than Dr. Kaplan’s service as a Bardeen board member, none of our employees, officers or directors serves as an employee, officer or director of Bardeen.

      The commercialization rights, which are guaranteed through expiration of the Option and exist at Bardeen’s discretion thereafter, currently permit us to market products developed from the compounds contributed to Bardeen worldwide, subject to a market-rate royalty on net sales. In addition, we may, at any time before the Option expires, acquire a separate option to purchase rights to any one product for a payment of $25 million. We may exercise this option to buy non-exclusive royalty free rights to any one product that has been approved for sale by the U.S. FDA or other regulatory body at the then-current fair market value of such rights. Bardeen has engaged us to perform certain research and development services for Bardeen. However, Bardeen has the right at any time and for any reason to terminate its research and development agreement with us and to use a third party research and development provider on 60-days advance notice. Our Option, if exercisable, would provide us with the right to buy all, but not less than all, of the Investor equity in Bardeen for an option price described in the option agreement. The Option is not currently exercisable. The Option will only become exercisable by us on the earlier of one of the following events:

1. The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes,” as that term is defined in the option agreement (e.g., an acceptance of an investigational new drug application; commencement of a Phase 3 clinical trial; or the granting of a new drug application) and (ii) two (2) years have passed since the effective date of the option agreement; or

2. The amount of money provided by the Investor and available for research and development by Bardeen has either (i) fallen below an amount required to fund Bardeen’s anticipated research and development activities during the next 90-day period or (ii) fallen below $15,000,001 (a “Funding Shortfall”); or

3. A change of law, regulation, or interpretive legal or accounting principles has occurred which could materially affect our relationship with Bardeen.

      The Investor’s obligations to continue to fund Bardeen are affected by certain events, including our ability to adequately perform research and development services for Bardeen, our ability to meet our obligations, and changes of control of our company. In the event that the Investor is relieved of its obligation to fund Bardeen as a result of any of the foregoing, a Funding Shortfall could occur and the exercisability of the Option could accelerate. The Option expires if not exercised by the earlier of five years from the date of the parties’ agreement or 60 days after a Funding Shortfall.

      The option price takes into account the amount of research and development funds expended at risk by Bardeen on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. Although not currently exercisable, for illustrative purposes if we had been able to and did exercise the Option as of December 31, 2002, the option price would have been approximately $200 million. If Bardeen continues to fund research and development on the Portfolio at the level currently anticipated, and we exercised the Option at the end of April 2003, the option price would be approximately $250 million. Additionally, the option price would be greater in later years, as Bardeen expended additional funds on research and development. Neither Bardeen nor the Investor has the ability to require us to exercise the Option or to require us to provide any funding to Bardeen, and we have not and do not intend to provide any funding to Bardeen. In the event we do not exercise the Option or our product purchase right, Bardeen has the ability to sell compounds or products to other third parties. Bardeen’s current Portfolio research and development activities take place under a Research and Development Services Agreement between us and Bardeen pursuant to which all such activities are fully funded by Bardeen and our services are performed on a cost plus 10% basis. Because the financial risk associated with the research and development has been transferred to Bardeen and repayment of the funds provided by Bardeen depends solely on the results of the research and development having future economic benefit, we recognize revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Consolidated Statements of Earnings. For the year ended December 31, 2002, we recognized $40.3 million and $36.6 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen. For the year ended December 31, 2001, we recognized $27.4 million and

$25.0 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk

      In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. See Note 12 to our consolidated financial statements for activities relating to foreign currency risk management.

      To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our underlying foreign currency exposures, from an accounting and economic perspective.

      However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure you that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. We have recorded current changes in the fair value of open foreign currency option contracts as “Unrealized Gains (Losses) on Derivative Instruments, Net,” and we have recorded the gains and losses realized from settled option contracts in “Other, net” in the accompanying Consolidated Statements of Earnings. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying Consolidated Statement of Earnings.

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. We adopted SFAS No. 133 on January 1, 2001.

      We identified two types of derivative instruments at December 31, 2000, which were recorded as “Other current assets” on our Condensed Consolidated Balance Sheet at January 1, 2001, the date of adoption of SFAS No. 133. The derivative instruments are foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, our management decided not to designate the foreign currency option and foreign currency forward contracts as accounting hedges. Accordingly, we recorded a net-of-tax cumulative-effect loss of $1.2 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

Interest Rate Risk

      Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

      At December 31, 2002, we had $12.6 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

      The table below presents information about certain of our investment portfolio and our debt obligations for the years ended December 31, 2002 and 2001:

	December 31, 2002

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$133.3	—	—	—	—	—	$133.3	$133.3
Weighted Average Interest Rate	1.38%	—	—	—	—	—	1.38%
Commercial Paper	237.5	—	—	—	—	—	237.5	237.5
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Foreign Time Deposits	34.9	—	—	—	—	—	34.9	34.9
Weighted Average Interest Rate	15.89%	—	—	—	—	—	15.89%
Other Cash Equivalents	302.2	—	—	—	—	—	302.2	302.2
Weighted Average Interest Rate	1.40%	—	—	—	—	—	1.40%
Total Cash Equivalents	$707.9	—	—	—	—	—	$707.9	$707.9
Weighted Average Interest Rate	2.12%	—	—	—	—	—	2.12%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$75.3	—	—	—	—	$526.0	$601.3	$650.9
Weighted Average Interest Rate	3.78%	—	—	—	—	1.55%	1.83%
Other Fixed Rate (non-US$)	2.1	$0.1	—	—	—	—	2.2	2.2
Weighted Average Interest Rate	13.13%	12.00%	—	—	—	—	13.08%
Variable Rate (US$)	0.3	—	—	—	—	—	0.3	0.3
Weighted Average Interest Rate	7.85%	—	—	—	—	—	7.85%
Other Variable Rate (non-US$)	12.0	0.3	—	—	—	—	12.3	12.3
Weighted Average Interest Rate	4.02%	5.10%	—	—	—	—	4.05%
Total Debt Obligations	$89.7	$0.4	—	—	—	$526.0	$616.1	$665.7
Weighted Average Interest Rate	4.04%	6.83%	—	—	—	1.55%	1.92%

	December 31, 2001

	Maturing in							Fair
								Market
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$176.1	—	—	—	—	—	$176.1	$176.1
Weighted Average Interest Rate	2.18%	—	—	—	—	—	2.18%
Foreign Time Deposits	51.9	—	—	—	—	—	51.9	51.9
Weighted Average Interest Rate	3.93%	—	—	—	—	—	3.93%
Commercial Paper	386.3	—	—	—	—	—	386.3	386.3
Weighted Average Interest Rate	1.91%	—	—	—	—	—	1.91%
Other Cash Equivalents	105.2	—	—	—	—	—	105.2	105.2
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$719.5	—	—	—	—	—	$719.5	$719.5
Weighted Average Interest Rate	2.17%	—	—	—	—	—	2.17%

	December 31, 2001

	Maturing in							Fair
								Market
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(in millions, except interest rates)
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$20.0	$30.0	—	—	—	$411.8	$461.8	$461.2
Weighted Average Interest Rate	6.92%	5.72%	—	—	—	2.50%	2.90%
Other Fixed Rate (non-US$)	4.2	0.4	$0.1	—	—	—	4.7	4.7
Weighted Average Interest Rate	16.85%	12.85%	12.00%	—	—	—	16.41%
Variable Rate (US$)	29.7	1.4	—	—	—	—	31.1	31.1
Weighted Average Interest Rate	3.41%	1.93%	—	—	—	—	3.34%
Other Variable Rate (non-US$)	21.2	0.7	0.4	—	—	—	22.3	22.3
Weighted Average Interest Rate	4.06%	5.10%	5.10%	—	—	—	4.11%
Total Debt Obligations	$75.1	$32.5	$0.5	—	—	$411.8	$519.3	$519.3
Weighted Average Interest Rate	5.28%	5.63%	6.48%	—	—	2.50%	3.10%

Commitments

      We lease certain facilities, office equipment and automobiles and provide for payment of taxes, insurance and other charges on certain of these leases. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2002 are as follows: $18.9 million in 2003, $12.2 million in 2004, $7.3 million in 2005, $3.5 million in 2006, $2.7 million in 2007 and $10.3 million thereafter.

Foreign Currency Risk

      Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales and gross margins as expressed in U.S. dollars.

      From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business issues and challenges. Accordingly, we enter into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency forward and option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

      We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real.

      As all of our outstanding foreign exchange forward contracts are entered into to protect the value of foreign denominated intercompany receivables, the changes in the fair value of the foreign currency forward contracts are economically designed to offset the changes in the revaluation of the foreign denominated intercompany receivables. As a result, we have recorded current changes in both the foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables through “Other, net” in the accompanying Consolidated Statements of Earnings.

      All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen, euro,

British pound, Australian dollar, Canadian dollar and the Brazilian real. As a result, we have recorded the changes in the fair value of open foreign currency option contracts during 2002 and 2001 through earnings as “Unrealized gains (losses) on derivative instruments, net” while we have recorded any realized gains on settled contracts through earnings as “Other, net” in the accompanying Consolidated Statements of Earnings. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and amortized to other, net over the life of the options.

      The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	2002		2001

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$106.4	1.03	$19.6	0.90
U.K. Pound	4.5	1.59	—	—
Australian Dollars	—	—	2.3	0.51
Miscellaneous other currencies	0.2	n/a	0.1	n/a

	$111.1		$22.0

Estimated fair value	$0.1		$0.2

	2002		2001

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Euro	$12.2	1.00	$62.0	0.90
Canadian Dollar	11.0	1.58	12.0	1.57
U.K. Pound	7.6	1.55	3.4	1.44
Australian Dollar	5.9	0.55	7.1	0.51
Japanese Yen	4.9	121.92	57.2	118.78
Brazilian Real	4.2	4.13	4.5	2.83
Other	—	—	11.9	n/a

	$45.8		$158.1

Estimated fair value	$1.3		$9.2

Recently Adopted Accounting Standards

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. We adopted the provisions of FIN 45 in December 2002. The adoption did not have any material impact on our consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. Certain of our sales arrangements include undelivered elements that have historically been considered incidental and perfunctory. Consequently, we have not deferred revenue related to these elements and have instead recorded an accrual for the estimated cost of providing them. We adopted the provisions of EITF 00-21 in December 2002. The adoption did not have any material impact on our consolidated financial statements.

      In April 2002, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS No. 145) was issued and will be effective for fiscal years beginning after May 15, 2002. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements. We have elected early adoption and implemented the provisions of SFAS 145 during the second quarter 2002 which did not have a material effect on our consolidated financial statements.

      In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), was issued. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We have reflected the provisions of SFAS No. 144 on our consolidated financial statements included herein.

      In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that we evaluate our existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

      Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for us). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, we were also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

      We adopted the provisions of SFAS No. 141 on June 30, 2001 and the provisions of SFAS No. 142 on January 1, 2002, which did not result in a negative impact on our consolidated financial statements. As of January 1, 2002, we had unamortized goodwill in the amount of $9.4 million, which was subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $3.2 million and $3.4 million for the years ended December 31, 2001 and 2000, respectively.

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. We adopted SFAS No. 133 on January 1, 2001.

      Upon adoption of SFAS No. 133, our management decided not to designate the foreign currency options and foreign currency forward contracts as accounting hedges. Accordingly, we recorded a net-of-tax cumulative-effect loss of $1.2 million into earnings to adjust the foreign currency option and forward contracts, which were recorded at December 31, 2000 at cost, to fair value at January 1, 2001, the date of adoption of SFAS No. 133.

     New Accounting Standards Not Yet Adopted

      In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We believe that the adoption of SFAS 143 will not have a material effect on our consolidated financial statements.

      In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. We believe that the implementation of the provisions of SFAS No. 146 will not have a material effect on our consolidated financial statements.

      In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will provide quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 28, 2003. We have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. We believe the consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in our interim period beginning after June 15, 2003. We are currently analyzing the impact of the adoption of FIN 46 on our consolidated financial statements.

Item 8.     Financial Statements And Supplementary Data

      The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      None.

PART III

Item 10.     Directors And Executive Officers Of Allergan, Inc.

      The information in the section entitled “Election of Directors” on pages 3 to 6 of the Proxy Statement is incorporated herein by reference. For information concerning our executive officers, see Item 4A — “Our Executive Officers” of Part I of this report.

      The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 21 of the Proxy Statement is incorporated herein by reference.

Item 11.     Executive Compensation

      The subsections entitled “Executive Compensation” and “Director Compensation” included in the Proxy Statement on pages 22 to 24 and 12 to 13, respectively, are incorporated herein by reference.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management

      The information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” on pages 19 to 21 of the Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships And Related Transactions

      The sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” on pages 34 to 35 and 31, respectively, of the Proxy Statement are incorporated herein by reference.

Item 14.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

      (a) 1.     Consolidated Financial Statements and Supplementary Data

The following Financial Statements are included herein under Item 8:

      (a) 2.     Financial Statement Schedules:

Page
Number

II Valuation and Qualifying Accounts	F-42

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (a) 3.     Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

Exhibit No.	Description

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Indenture, dated as of November 6, 2002, between Allergan, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement 333-102425)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement 333-102425)
4.10	Registration Rights Agreement, dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.3	Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 16, 2000)*
10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003)
10.7	Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.8	Allergan, Inc. Pension Plan (Restated 2003)
10.9	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.10	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

Exhibit No.	Description

10.11	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.12	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.13	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan*
10.14	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.15	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.16	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.17	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.18	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan*
10.19	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.20	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.21	Allergan, Inc. 2003 Management Bonus Plan*
10.22	Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2003*
10.23	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.24	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.25	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.26	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.27	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.28	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.29	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit No.	Description

10.30	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.31	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.32	Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and Allergan Specialty Therapeutics, Inc. (“ASTI”) (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
10.33	Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 27, 1998)
10.34	License Option Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
10.35	Distribution Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219 and 333-102425

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      (b) Reports on Form 8-K

On November 1, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 our private placement of zero coupon convertible senior notes due 2022 in the aggregate principal amount at maturity of approximately $577.4 million and that we had granted the initial purchasers the option to purchase an additional approximately $64.1 million aggregate principal amount at maturity of notes.

On November 18, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 that William R. Grant had retired as a director of Allergan, effective November 18, 2002. We also reported that, in connection with Mr. Grant’s retirement, there were no disagreements between Mr. Grant and us on any matter relating to our operations, policies or practices.

On December 18, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 that, in connection with the spin-off of our ophthalmic surgical and contact lens care businesses to our stockholders in June 2002, our consolidated financial statements and related notes had been recast to reflect the financial position, results of operations and cash flows of our ophthalmic surgical and contact lens care businesses as discontinued operations in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Included under Item 7 of the subject report was financial information, including consolidated financial statements at December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, reflecting the ophthalmic surgical and contact lens care businesses as discontinued operations. We further noted that the consolidated financial statements included in the subject report were our historical financial statements and superceded the historical financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 1, 2002.

      (c) Item 601 Exhibits

Reference is made to the Index of Exhibits under Item 15(a) 3. of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERGAN, INC.

By	/s/ DAVID E.I. PYOTT

David E.I. Pyott
Chairman of the Board,
President and Chief Executive Officer

Date: March 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 10, 2003	By /s/ DAVID E.I. PYOTT David E.I. Pyott Chairman of the Board, President and Chief Executive Officer

Date: March 3, 2003	By /s/ ERIC K. BRANDT Eric K. Brandt Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2003	By /s/ JAMES F. BARLOW James F. Barlow Vice President, Corporate Controller (Principal Accounting Officer)

Date: March 4, 2003	By /s/ HERBERT W. BOYER Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: March 8, 2003	By /s/ RONALD M. CRESSWELL Ronald M. Cresswell, D.Sc., Director

Date: March 7, 2003	By /s/ HANDEL E. EVANS Handel E. Evans, Director

Date: March 6, 2003	By /s/ MICHAEL R. GALLAGHER Michael R. Gallagher, Director

Date: March 5, 2003	By /s/ GAVIN S. HERBERT Gavin S. Herbert, Director and Chairman Emeritus

Date: March 10, 2003	By /s/ LESTER J. KAPLAN Lester J. Kaplan, Ph.D., Director

Date: March 6, 2003	By /s/ KAREN R. OSAR Karen R. Osar, Director

Date: March 4, 2003	By /s/ LOUIS T. ROSSO Louis T. Rosso, Director

Date: March 4, 2003	By /s/ STEPHEN J. RYAN Stephen J. Ryan, M.D., Director

Date: March 7, 2003	By /s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer, Director

CERTIFICATIONS

      I, David E.I. Pyott, certify that:

1. I have reviewed this annual report on Form 10-K of Allergan, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E.I. PYOTT

David E.I. Pyott
Chairman of the Board, President and
Chief Executive Officer

Date March 10, 2003

      I, Eric K. Brandt, certify that:

1. I have reviewed this annual report on Form 10-K of Allergan, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERIC K. BRANDT

Eric K. Brandt
Corporate Vice President and
Chief Financial Officer

Date: March 10, 2003

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(in millions, except
	share data)
ASSETS
Current assets
Cash and equivalents	$774.0	$774.9
Trade receivables, net	220.6	164.7
Inventories	70.4	55.0
Other current assets	135.2	120.2

Total current assets	1,200.2	1,114.8
Assets from discontinued operations	—	377.5
Investments and other assets	228.6	168.0
Property, plant and equipment, net	352.0	360.4
Goodwill	7.8	9.4
Intangibles, net	18.0	16.1

Total assets	$1,806.6	$2,046.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$89.7	$75.1
Accounts payable	82.0	74.7
Accrued compensation	55.4	45.8
Other accrued expenses	118.3	94.4
Income taxes	58.2	114.4

Total current liabilities	403.6	404.4
Liabilities from discontinued operations	—	163.6
Long-term debt	25.4	33.0
Long-term convertible notes, net of discount	501.0	411.8
Other liabilities	66.4	54.8
Commitments and contingencies
Minority interest	1.9	1.2
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	336.3	321.6
Accumulated other comprehensive loss	(73.4)	(61.6)
Retained earnings	871.7	928.4

	1,135.9	1,189.7
Less treasury stock, at cost (4,757,000 and 3,005,000 shares)	(327.6)	(212.3)

Total stockholders’ equity	808.3	977.4

Total liabilities and stockholders’ equity	$1,806.6	$2,046.2

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share data)
Product sales
Net sales	$1,385.0	$1,142.1	$992.1
Cost of sales	221.7	198.1	197.7

Product gross margin	1,163.3	944.0	794.4

Research services
Research service revenues (primarily from related party through April 16, 2001)	40.3	60.3	62.9
Cost of research services	36.6	56.1	59.4

Research services margin	3.7	4.2	3.5

Selling, general and administrative	629.5	481.1	409.2
Research and development	233.1	227.5	165.7
Technology fees from related party	—	(0.7)	(3.1)
Legal settlement	118.7	—	—
Restructuring charge (reversal) and asset write-offs	62.4	(1.7)	0.2

Operating income	123.3	242.0	225.9
Interest income	15.8	30.6	23.9
Interest expense	(17.4)	(18.1)	(16.2)
(Loss) gain on investments, net	(30.2)	(4.5)	0.8
Unrealized gain (loss) on derivative instruments, net	(1.7)	4.2	—
Other, net	—	6.1	1.2

Earnings from continuing operations before income taxes and minority interest	89.8	260.3	235.6
Provision for income taxes	25.1	88.5	69.1
Minority interest	0.7	0.6	0.6

Earnings from continuing operations	64.0	171.2	165.9
Earnings from discontinued operations, net of applicable income tax expense of $7.0 million, $20.6 million and $19.0 million for years ended 2002, 2001 and 2000, respectively	11.2	54.9	49.2
Cumulative effect of change in accounting principle, net of $0.5 million of tax	—	(1.2)	—

Net earnings	$75.2	$224.9	$215.1

Basic:
Continuing operations	$0.49	$1.30	$1.27
Discontinued operations	0.09	0.42	0.38
Cumulative effect of accounting change, net	—	(0.01)	—

Net basic earnings per share	$0.58	$1.71	$1.65

Diluted:
Continuing operations	$0.49	$1.29	$1.24
Discontinued operations	0.08	0.40	0.37
Cumulative effect of accounting change, net	—	(0.01)	—

Net diluted earnings per share	$0.57	$1.68	$1.61

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Unearned	Comprehensive	Retained				Comprehensive
	Shares	Par Value	Capital	Compensation	Loss	Earnings	Shares	Amount	Total	Income

	(in millions, except per share data)
Balance December 31, 1999	134.3	$1.3	$261.4	$(15.9)	$(49.3)	$651.1	(4.4)	$(214.1)	$634.5
Comprehensive income
Net earnings						215.1			215.1	$215.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments										(2.8)
Unrealized gain on investments										1.3

Other comprehensive loss					(1.5)				(1.5)	(1.5)

Comprehensive income										$213.6

Dividends ($0.32 per share)						(41.9)			(41.9)
Stock options exercised			37.1			(41.8)	3.9	189.9	185.2
Activity under other stock plans				0.4		0.7		1.6	2.7
Adjustment in reporting of subsidiaries						(3.2)			(3.2)
Purchase of treasury stock							(2.1)	(122.8)	(122.8)
Expense of compensation plans				5.7					5.7

Balance December 31, 2000	134.3	1.3	298.5	(9.8)	(50.8)	780.0	(2.6)	(145.4)	873.8
Comprehensive income
Net earnings						224.9			224.9	$224.9
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(7.2)
Foreign currency translation adjustments										(2.5)
Unrealized loss on investments										(1.1)

Other comprehensive loss					(10.8)				(10.8)	(10.8)

Comprehensive income										$214.1

Dividends ($0.36 per share)						(47.5)			(47.5)
Stock options exercised			26.5			(30.9)	1.3	61.8	57.4
Activity under other stock plans				0.5		1.9	0.1	2.2	4.6
Purchase of treasury stock							(1.8)	(130.9)	(130.9)
Expense of compensation plans				5.9					5.9

Balance December 31, 2001	134.3	1.3	325.0	(3.4)	(61.6)	928.4	(3.0)	(212.3)	977.4
Comprehensive income
Net earnings						75.2			75.2	$75.2
Other comprehensive income, net of tax:
Minimum pension liability adjustment										5.9
Foreign currency translation adjustments										(17.6)
Unrealized loss on investments										(0.1)

Other comprehensive loss					(11.8)				(11.8)	(11.8)

Comprehensive income										$63.4

Distribution of Advanced Medical Optics, Inc. common stock to stockholders						(53.2)			(53.2)
Dividends ($0.36 per share)						(46.7)			(46.7)
Stock options exercised			12.4			(32.4)	0.9	56.3	36.3
Activity under other stock plans						0.4		9.2	9.6
Purchase of treasury stock							(2.7)	(180.8)	(180.8)
Expense of compensation plans				2.3					2.3

Balance December 31, 2002	134.3	$1.3	$337.4	$(1.1)	$(73.4)	$871.7	(4.8)	$(327.6)	$808.3

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Cash flows provided by operating activities
Earnings from continuing operations	$64.0	$170.0	$165.9
Non-cash items included in earnings from continuing operations:
Cumulative effect of accounting change for derivative instruments	—	1.7	—
In-process research and development	—	40.0	—
Depreciation and amortization	45.0	53.0	55.0
Amortization of original issue discount	11.0	10.1	1.7
Write-off of deferred convertible debt issue costs	8.0	—	—
Deferred income taxes (benefit)	(13.8)	14.1	(4.6)
Loss (gain) on investments	30.2	4.5	(0.8)
(Gain) loss on sale of assets	(5.7)	0.8	1.1
Unrealized loss (gain) on derivatives	1.7	(4.2)	—
Gain on divestiture of pharmaceutical products	—	(2.0)	—
Expense of compensation plans	10.3	7.1	6.4
Minority interest	0.7	0.6	0.6
Restructuring charge (reversal) and asset write-offs	62.4	(1.7)	0.2
Adjustment in reporting of foreign subsidiaries	—	—	(3.2)
Changes in assets and liabilities:
Trade receivables	(49.5)	(2.7)	(45.2)
Inventories	(16.7)	(7.7)	(3.1)
Other current assets	9.1	(18.1)	9.1
Accounts payable	4.1	9.2	9.5
Accrued expenses and other liabilities	13.6	(9.8)	26.7
Income taxes	(43.7)	42.4	52.0
Other non-current assets	(83.1)	(15.3)	6.9

Net cash provided by continuing operations	47.6	292.0	278.2

Cash flows from investing activities
Additions to property, plant and equipment	(78.8)	(84.1)	(60.3)
Proceeds from sale of property, plant and equipment	6.9	4.6	0.5
Proceeds from sale of investments	—	—	3.0
Acquisition, net of cash acquired	—	(70.2)	—
Other, net	(7.7)	(17.1)	(21.3)

Net cash used in investing activities	(79.6)	(166.8)	(78.1)

Cash flows from financing activities
Dividends to stockholders	(46.7)	(47.5)	(41.9)
(Decrease) increase in notes payable	(11.8)	(12.3)	9.4
Sale of stock to employees	24.4	30.9	148.1
Net repayments under commercial paper obligations	—	—	(47.1)
Proceeds from convertible borrowings	500.0	—	400.0
Repayments of convertible borrowings	(376.5)	—	—
Debt issuance costs	(12.1)	—	(10.0)
Repayments of long-term debt	(25.6)	(3.2)	(4.6)
Payments to acquire treasury stock	(180.8)	(130.9)	(122.8)

Net cash (used in) provided by financing activities	(129.1)	(163.0)	331.1
Cash flow from discontinued operations	172.0	56.3	72.6
Effect of exchange rates on cash and equivalents	(11.8)	(4.9)	(3.1)

Net (decrease) increase in cash and equivalents	(0.9)	13.6	600.7
Cash and equivalents at beginning of year	774.9	761.3	160.6

Cash and equivalents at end of year	$774.0	$774.9	$761.3

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$14.8	$20.9	$19.2

Income taxes	$85.6	$52.2	$54.5

      In 2002, the Company recorded a dividend in the amount of $53.2 million representing the distribution of Advanced Medical Optics, Inc.’s common stock to the Company’s stockholders.

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Summary of Significant Accounting Policies

      The consolidated financial statements include the accounts of Allergan, Inc. (“Allergan” or the “Company”) and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

      The Company’s consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of its ophthalmic surgical and contact lens care businesses as a discontinued operation. (See Note 2.)

      Prior to 2000, the Company converted the financial systems of its significant non-U.S. subsidiaries. Simultaneous with the system conversion, the Company modified the results of operations to be accounted for on a calendar year basis rather than on the fiscal year ended November 30. Activities not included in operating results were recorded as adjustments to retained earnings. While there were no such conversions during or subsequent to 2000, miscellaneous adjustments were made in 2000 to activities previously recorded to retained earnings.

Use of Estimates

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates.

Foreign Currency Translation

      The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one year. (See Note 12.)

Cash and Equivalents

      The Company considers cash in banks, repurchase agreements, commercial paper and deposits with financial institutions with maturities of three months or less and can be liquidated without prior notice or penalty, to be cash and equivalents.

Investments

      The Company has both marketable and non-marketable equity investments in conjunction with its various collaboration arrangements. The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or losses recorded as a component of accumulated other comprehensive loss. The non-marketable equity investments represent investments in start-up technology companies or partnerships that invest in start-up technology companies and are recorded at cost. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method.

Long-Lived Assets

      Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. The useful lives for buildings, including building improvements, range from seven years to 40 years and, for machinery and equipment, three years to 15 years. Accelerated depreciation methods are generally used for income tax purposes.

      Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Intangibles include patents, licensing agreements and marketing rights which are being amortized over their estimated useful lives ranging from three to 10 years.

      All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Treasury Stock

      Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2002, the Company held approximately 4.8 million treasury shares under this program.

Revenue Recognition

      The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. The Company permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Additionally, the Company participates in various managed care sales rebate and other discount programs, the largest of which relates to Medicaid. Sales rebate and discount accruals reduce revenue in the same period the related sale is recorded and are included in “Other accrued expenses” in the Consolidated Balance Sheet. The accruals for sales rebates and discounts are based on estimates of the proportion of sales that are subject to such rebates and discounts. Historical product returns and rebates and discounts have been within the amounts reserved and accrued, respectively.

      Research service revenue is recognized and related costs are recorded as services are performed under research service agreements. At such time, the research service customers are obligated to pay, and such obligation is not refundable.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes as other income, license fees based upon the facts and circumstances of each licensing agreement. In general, the Company recognizes income on signing of a license agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license.

Stock-Based Compensation

      As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards under the incentive compensation plan and the nonemployee director stock plan. (See Note 11.) Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings would have been reduced to the following pro forma amounts:

	2002	2001	2000

	(in millions, except
	per share data)
Net earnings, as reported	$75.2	$224.9	$215.1
Stock-based compensation expense included in reported net earnings, net of tax	2.1	1.6	1.6
Stock-based compensation expense determined under fair value based method, net of tax	(35.7)	(33.5)	(21.5)

Pro forma net earnings	$41.6	$193.0	$195.2

Earnings per share:
As reported basic	$0.58	$1.71	$1.65
As reported diluted	$0.57	$1.68	$1.61
Pro forma basic	$0.32	$1.47	$1.50
Pro forma diluted	$0.31	$1.45	$1.46

      These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

Income Taxes

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries which are or will be reinvested indefinitely in such operations.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recently Adopted Accounting Standards

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have any material impact on the Company’s consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. Certain of the Company’s sales arrangements include undelivered elements that have historically been considered incidental and perfunctory. Consequently, the Company has not deferred revenue related to these elements and has instead recorded an accrual for the estimated cost of providing them. The Company adopted the provisions of EITF 00-21 in December 2002. The adoption did not have any material impact on the Company’s consolidated financial statements.

      In April 2002, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS No. 145) was issued and will be effective for fiscal years beginning after May 15, 2002. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements. The Company has elected early adoption and implemented the provisions of SFAS 145 during 2002 which did not have a material effect on the Company’s consolidated financial statements.

      In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), was issued. SFAS No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company has reflected the provisions of SFAS No. 144 on the Company’s consolidated financial statements included herein.

      In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of intangibles apart from goodwill.

      Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) was issued and is effective for all periods of fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 establishes accounting and reporting standards for intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated annually for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company was also required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period with any impairment loss being recognized as a cumulative effect of a change in accounting principle.

      The Company adopted the provisions of SFAS No. 141 on June 30, 2001 and the provisions of SFAS No. 142 on January 1, 2002 which did not result in a negative impact on the Company’s consolidated financial statements. As of January 1, 2002, the Company had unamortized goodwill in the amount of $9.4 million, which was subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $3.2 million and $3.4 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2002 and December 31, 2001, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Amortizable Intangible Assets:
Licensing	$3.8	$(3.2)	$3.4	$(3.1)
Trademarks	3.5	(1.4)	4.2	(1.7)
Product marketing rights	12.8	—	13.2	—
Other	12.6	(11.2)	11.1	(11.0)

	32.7	(15.8)	31.9	(15.8)
Unamortizable Intangible Assets:
Foreign business license	1.1	—	—	—

	$33.8	$(15.8)	$31.9	$(15.8)

      Product marketing rights represent future commercialization rights on certain compounds and research projects and are not currently amortizable. During 2002, the Company determined that the carrying value of these capitalized product marketing rights was impaired by approximately $0.4 million as a result of certain compound and research project failures. This impairment was recorded as a selling, general and administrative expense.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate amortization expense for amortizable intangible assets was $0.5 million, $0.8 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Estimated amortization expense is $0.5 million for 2003 and 2004, $0.4 million for 2005 and 2006 and zero for 2007.

Goodwill

	December 31,

	2002	2001

	(in millions)
Goodwill:
United States	$4.6	$4.6
Europe	0.6	0.6
Latin America	2.4	3.9
Other	0.2	0.3

	$7.8	$9.4

      There was no activity related to goodwill during the year ended December 31, 2002.

      Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	For the Year
	Ended December 31,

	2002	2001	2000

	(in millions, except per share
	amounts)
Earnings from continuing operations	$64.0	$171.2	$165.9
Add back:
Goodwill amortization, net of tax	—	2.7	2.9

Adjusted net earnings	$64.0	$173.9	$168.8

Basic earnings per share:
Net earnings per share from continuing operations	$0.49	$1.30	$1.27
Goodwill amortization	—	0.02	0.02

Adjusted net earnings per share from continuing operations	$0.49	$1.32	$1.29

Diluted earnings per share:
Net earnings per share from continuing operations	$0.49	$1.29	$1.24
Goodwill amortization	—	0.02	0.02

Adjusted net earnings per share from continuing operations	$0.49	$1.31	$1.26

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

      Upon adoption of SFAS No. 133, the Company’s management decided not to designate the foreign currency options and foreign currency forward contracts as accounting hedges. Accordingly, the Company recorded a net-of-tax cumulative-effect loss of $1.2 million into earnings to adjust the foreign currency option and forward contracts, which were recorded at December 31, 2000 at cost, to fair value at January 1, 2001, the date of adoption of SFAS No. 133.

New Accounting Standards Not Yet Adopted

      In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) was issued and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company’s consolidated financial statements.

      In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The Company believes that the implementation of the provisions of SFAS No. 146 will not have a material effect on the Company’s consolidated financial statements.

      In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will provide quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 28, 2003. The Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the Company’s consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after June 15, 2003. The Company is currently analyzing the impact of the adoption of FIN 46 on its consolidated financial statements.

Note 2:     Discontinued Operations

      On June 29, 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc. (“AMO”), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The Internal Revenue Service ruled that the transaction qualified as tax-free for Allergan and its stockholders for U.S. federal income tax purposes, with the exception of cash received for fractional shares. The common stock of Advanced Medical Optics, Inc. began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, the Company continues to own and operate its specialty pharmaceutical business, and AMO owns and operates what was formerly the Company’s optical medical device business. The Company’s consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation. The Company did not account for its ophthalmic surgical and contact lens care businesses as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for the Company’s discontinued operations includes allocations of certain Allergan assets, liabilities and expenses to those operations. These amounts have been allocated to the Company’s discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

      The following tables set forth, for the periods indicated, selected financial data of the Company’s discontinued operations.

Selected Financial Data for Discontinued Operations

Statement of Earnings Data

	For the Year
	Ended December 31,

	2002	2001	2000

	(in millions)
Net sales	$251.7	$543.1	$570.5
Earnings from discontinued operations, net of tax	11.2	54.9	49.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data

December 31,
2001

(in millions)
Current assets	$210.5
Goodwill and intangibles	101.4
Other non-current assets	65.6

Total assets	$377.5

Current liabilities	$85.6
Long-term debt	75.8
Other non-current liabilities	2.2

Total liabilities	$163.6

      Current assets consist primarily of trade accounts receivable and inventories. Current liabilities consist primarily of the current portion of long-term debt, accounts payable and accrued compensation.

      Through the end of 2002, actual costs incurred by the Company related to the AMO spin-off, including restructuring and duplicate operating expenses, were approximately $104.7 million including $4.4 million in costs incurred prior to 2002. This amount excludes $14.3 million in costs incurred in 2002 which were allocated to discontinued operations. The Company has also paid $16.3 million and expects to pay an additional amount of approximately $2.7 million for various taxes related to the intercompany purchases of assets by AMO prior to the spin-off which were deferred and charged to retained earnings as part of the dividend of the AMO stock to Allergan’s stockholders.

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

      The tax sharing agreement governs Allergan’s and AMO’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan will be liable for all pre-distribution taxes attributable to its business, and AMO will indemnify Allergan for all pre-distribution taxes attributable to AMO’s business for the current taxable year. In addition, the tax sharing agreement provides that Allergan will generally be liable for taxes that are incurred as a result of restructuring activities undertaken to effect the distribution.

      Allergan and AMO have made representations to each other and to the Internal Revenue Service in connection with the private letter ruling that Allergan received regarding the tax-free nature of the distribution of AMO’s common stock by Allergan to its stockholders. If Allergan or AMO breach their respective

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representations to each other or to the Internal Revenue Service, or if Allergan or AMO take or fail to take, as the case may be, actions that result in the distribution failing to meet the requirements of a tax-free distribution pursuant to Section 355 of the Internal Revenue Code, the party in breach will indemnify the other party for any and all resulting taxes.

Note 3:     Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

      The Company recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002. This restructuring charge consists primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off, as more fully described in Note 2. The restructuring charge also includes asset write-offs of $1.9 million unrelated to the AMO spin-off. Included in other costs within the table below is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of Sales” in the Consolidated Statements of Earnings. The restructure and spin-off activities also include a workforce reduction of 263 positions over a one year period.

      The following table presents the restructuring activities through December 31, 2002 resulting from the 2002 restructuring charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other	Total
	Terminated	Costs	Write-offs	Costs	Restructuring

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Assets written off	—	(2.7)	(40.4)	—	(43.1)
Spending	(8.1)	(0.4)	—	(4.1)	(12.6)

Balances as of December 31, 2002	$5.4	$0.4	$—	$2.0	$7.8

      During 2002, the Company incurred $42.5 million of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the Consolidated Statements of Earnings.

      During 1998, the Company recorded a $74.8 million pre-tax restructuring charge, of which $50.4 million was recorded to continuing operations and $24.4 million to discontinued operations. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general and administrative staff and the closure of manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional shared service centers. In 2001, the Company reviewed all restructuring activities related to the 1998 restructure charge and determined that all activities were completed. As a result, the remaining accrual of $1.7 million, representing primarily an accrual for severance and facility closure costs, was eliminated, and a corresponding benefit was recorded to continuing operations.

      In 1996, the Company recorded a $70.1 million pre-tax restructuring charge to streamline operations and reduce costs through management restructuring and facilities consolidation, of which $27.8 million was recorded to continuing operations and $42.3 million to discontinued operations. In 2000, the Company completed all restructuring activities related to the 1996 restructure charge and eliminated the remaining

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrual of $2.0 million consisting of an additional $0.2 million pre-tax charge to continuing operations and a $2.2 million reversal to discontinued operations.

Note 4:	Bardeen Sciences Company, LLC

      In April 2001, the Company contributed the rights to certain compounds and research projects (consisting of the following: memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”) to Bardeen Sciences Company, LLC (“Bardeen”) in exchange for future commercialization rights and a contingent call option (the “Option”). Under certain circumstances, additional compounds and projects may be added to the Portfolio. The selection of those compounds requires unanimous Bardeen board approval. The Portfolio does not consist of proprietary basic technology necessary to the Company’s ongoing operations. Bardeen was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. Bardeen is wholly owned by an independent third-party investor entity, Farallon Pharma Investors (the “Investor”), which has committed $250 million in capital investment to Bardeen over the five year strategic plan period. Neither the Company nor any officer or director of the Company owns any interest in the Investor or any interest in Bardeen. The Investor has voting control of Bardeen and has the substantive risks and rewards of ownership of Bardeen. The Company has certain protective rights but maintains no operational control over Bardeen. For Bardeen’s first five years from formation, the Company has the right to nominate one member of Bardeen’s 5-member board of directors. Allergan has selected Dr. Lester Kaplan, the Company’s Corporate Vice President of Research and Development, to serve on the Bardeen board. Other than Dr. Kaplan’s service as a Bardeen board member, no Company employee, officer or director serves as an employee, officer or director of Bardeen.

      The commercialization rights, which are guaranteed through expiration of the Option and exist at Bardeen’s discretion thereafter, currently permit the Company to market products developed from the compounds contributed to Bardeen worldwide, subject to a market-rate royalty on net sales. In addition, the Company may, at any time before the Option expires, acquire a separate option to purchase rights to any one product for a payment of $25 million. The Company may exercise this option to buy non-exclusive royalty free rights to any one product that has been approved for sale by the Food and Drug Administration (“FDA”) or other regulatory body at the then-current fair market value of such rights. Bardeen has engaged the Company to perform certain research and development services for Bardeen. However, Bardeen has the right at any time and for any reason to terminate its research and development agreement with the Company and to use a third party research and development provider on 60-days advance notice. The Company’s Option, if exercisable, would provide the Company with the right to buy all but not less than all of the Investor’s equity in Bardeen for an option price described in the option agreement. The Option is not currently exercisable. The Option will only become exercisable by the Company on the earlier of one of the following events:

1. The following two events have occurred: (i) the Portfolio has resulted in at least three “research successes,” as that term is defined in the option agreement (e.g., an acceptance of an Investigational New Drug Application; commencement of a Phase 3 clinical trial; or the granting of a New Drug Application) and (ii) two (2) years have passed since the effective date of the option agreement; or

2. The amount of money provided by the Investor and available for research and development by Bardeen has either (i) fallen below an amount required to fund Bardeen’s anticipated research and development activities during the next 90-day period or (ii) fallen below $15,000,001 (a “Funding Shortfall”); or

3. A change of law, regulation, or interpretive legal or accounting principles has occurred which could materially affect the Company’s relationship with Bardeen.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Investor’s obligations to continue to fund Bardeen are affected by certain events, including the Company’s ability to adequately perform research and development services for Bardeen, the Company’s ability to meet its obligations, and changes of control of the Company. In the event that the Investor is relieved of its obligation to fund Bardeen as a result of any of the foregoing, a Funding Shortfall could occur and the exercisability of the Option could accelerate. The Option expires if not exercised by the earlier of 5 years from the date of the parties’ agreement or 60 days after a Funding Shortfall.

      The option price takes into account the amount of research and development funds expended at risk by Bardeen on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. Although not currently exercisable, for illustrative purposes if the Company had been able to and did exercise the Option as of December 31, 2002, the option price would have been approximately $200 million. If Bardeen continues to fund research and development on the Portfolio at the level currently anticipated, and the Company exercised the Option at the end of April 2003, the option price would be approximately $250 million. Additionally, the option price would be greater in later years, as Bardeen expended additional funds on research and development. Neither Bardeen nor the Investor has the ability to require the Company to exercise the Option or to require the Company to provide any funding to Bardeen, and the Company has not and does not intend to provide any funding to Bardeen. In the event the Company does not exercise the Option or its product purchase right, Bardeen has the ability to sell compounds or products to other third parties. Bardeen’s current Portfolio research and development activities take place under a Research and Development Services Agreement between the Company and Bardeen pursuant to which all such activities are fully funded by Bardeen and the Company’s services are performed on a cost plus 10% basis. Because the financial risk associated with the research and development has been transferred to Bardeen and repayment of the funds provided by Bardeen depends solely on the results of the research and development having future economic benefit, the Company recognizes revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying Consolidated Statements of Earnings. For the year ended December 31, 2002, the Company recognized $40.3 million and $36.6 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen. For the year ended December 31, 2001, the Company recognized $27.4 million and $25.0 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which, if applicable, will require the Company to determine whether to apply the consolidation provisions of FIN 46 to the Company’s relationship with Bardeen beginning in the Company’s third fiscal quarter of 2003. The Company is currently analyzing the impact, if any, of the adoption of FIN 46 on its consolidated financial statements.

Note 5:	Allergan Specialty Therapeutics, Inc. (ASTI)

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

      On April 16, 2001, the Company purchased all of the outstanding common stock of ASTI for $71 million in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Earnings include the results of ASTI beginning April 16, 2001. In conjunction with the acquisition, the Company recorded a one-time charge to in-process research and development expenses of $40 million during 2001.

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

      Prior to the acquisition of ASTI, the Company had certain technology and research and development agreements with ASTI. The technology agreement required the Company to make specified payments on sales of certain products in exchange for receipt of a technology fee paid by ASTI and the option to independently develop certain compounds funded by ASTI. For the years ended December 31, 2001 and 2000, technology fees of $0.7 million and $3.1 million, respectively, were earned and reported in technology fees from related party in the accompanying Consolidated Statements of Earnings. The research and development agreement allowed the Company to complete specific research and development activities for ASTI and recognize revenues and related costs as services were performed under such contracts. For the years ended December 31, 2001 and 2000, the Company recognized $32.9 million and $62.9 million, respectively, in research service revenues and $31.1 million and $59.4 million, respectively, in research costs under the research and development agreements with ASTI.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Composition of Certain Financial Statement Captions

	December 31,

	2002	2001

	(in millions)
Trade receivables, net
Trade receivables	$223.5	$167.1
Less allowance for doubtful accounts	2.9	2.4

	$220.6	$164.7

Inventories
Finished products	$32.2	$27.1
Work in process	21.0	17.4
Raw materials	17.2	10.5

	$70.4	$55.0

Other current assets
Prepaid expenses	$49.2	$62.0
Deferred taxes	49.3	17.2
Other	36.7	41.0

	$135.2	$120.2

Investments and other assets
Prepaid pensions	$99.7	$—
Capitalized software	19.0	16.8
Deferred taxes	39.2	57.5
Equity investments	4.3	25.0
Core technology	14.2	10.4
Other	52.2	58.3

	$228.6	$168.0

Property, plant and equipment, net
Land	$5.8	$6.9
Buildings	351.1	326.6
Machinery and equipment	265.7	301.1

	622.6	634.6
Less accumulated depreciation	270.6	274.2

	$352.0	$360.4

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(72.0)	$(54.4)
Minimum pension liability adjustments, net of taxes of $0.8 million and $1.7 million for 2002 and 2001, respectively	(1.3)	(7.2)
Unrealized loss on investments, net of taxes of zero	(0.1)	—

	$(73.4)	$(61.6)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:     Notes Payable and Long-Term Debt

	2002		2001
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2002	Rate	2001

	(in millions)
Bank loans	5.17%	$12.8	5.87%	$23.5
ESOP loan	—	—	1.93%	4.5
Medium term notes 6.22% – 7.47% 2002 – 2012	6.52%	55.0	5.17%	75.0
Convertible subordinated notes due 2020	2.50%	45.2	—	—
Capitalized leases		1.3		1.9
Other		0.8		3.2

		115.1		108.1
Less current maturities		89.7		75.1

Total long-term debt		$25.4		$33.0

      At December 31, 2002, the Company had a committed domestic long-term credit facility which allows for borrowings of up to $300 million through 2007 for general corporate purposes. The commitment fees under this facility are nominal. At December 31, 2002, the Company also had a $300 million commercial paper program. However, the Company does not currently intend to have combined borrowings under its committed credit facility and its commercial paper program that would exceed $300 million in the aggregate. At December 31, 2002, the Company did not have any borrowings outstanding under its committed credit facility or commercial paper program. The Company did not have any foreign unused committed lines of credit in 2002.

      At December 31, 2002, the Company had $55.0 million of borrowings outstanding under a previously existing medium term note program which allows the Company to issue up to an additional $10.0 million in medium term notes on a non-revolving basis. In 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to $350 million in debt securities. The Company expects to use the shelf registration statement for a new medium term note program. At December 31, 2002, the Company did not have any borrowings outstanding under the new medium term note program.

      The credit facility and medium term note program entered into by the Company provide that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. The Company was in compliance with these covenants and has approximately $80.0 million available for dividends at December 31, 2002.

      The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $89.7 million in 2003; $0.4 million in 2004; zero in 2005, 2006, 2007 and $25.0 million thereafter. Interest incurred of $0.9 million in both 2002 and 2001, and $0.3 million in 2000 has been capitalized and included in property, plant and equipment.

Note 8:     Convertible Notes

      On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (“Senior Notes”) in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturing on November 6, 2022. The Senior Notes are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity of the Senior Notes if the closing price of Allergan’s common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or the Company calls the Senior Notes for redemption, makes specified distributions to its stockholders or becomes a party to certain consolidation, merger or binding share exchange agreements. Holders of the Senior Notes may surrender their Senior Notes, in multiples of $1,000 principal amount at maturity, for conversion into shares of the Company’s common stock in a fiscal quarter (and only during such fiscal quarter) if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than an amount equal to the accreted conversion price per share of the Company’s common stock on the last day of the preceding fiscal quarter multiplied by the applicable percentage (as set forth below); provided, however, that in no event shall such amount be less than $90 per share (subject to adjustment). The initial applicable percentage of the accreted conversion price shall be 125% and shall decline 0.25% every six-month period thereafter to 115% on November 6, 2022. The accreted conversion price per share as of any day will equal the quotient of (i) the accreted value to such day, divided by (ii) the number of shares of the Company’s common stock issuable upon the conversion of $1,000 principal amount at maturity of Senior Notes on such day. As of December 31, 2002, the conversion criteria had not been met. During 2002, approximately $1.0 million of interest expense was recognized representing the amortization of discount on the Senior Notes. The discount is amortized using the effective interest method. At December 31, 2002, approximately $140.5 million of unamortized discount remains as a component of the Senior Notes.

      On November 1, 2000, the Company issued zero coupon convertible subordinated notes due 2020 (the “Convertible Notes”) with an aggregate principal amount at maturity of $657.5 million. The Convertible Notes, which were issued at a discount of $257.5 million, are unsecured, subordinate to all other Company indebtedness, and accrue interest at 2.5% annually, maturing on November 1, 2020. The Convertible Notes are convertible into 6.0273 shares of Allergan’s common stock for each $1,000 principal amount at maturity at any time on or before maturity or redemption of the Convertible Notes. On December 20, 2002, the Company redeemed a substantial portion of these Convertible Notes at a premium. The Company recorded a pre-tax loss of $11.7 million at redemption which has been recorded as a component of “Other, net” in the Consolidated Statements of Earnings. Interest expense of approximately $10.0 million, $10.1 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, was recognized representing the amortization of discount on these Convertible Notes. The discount was amortized using the effective interest method. At December 31, 2002, approximately $70.5 million of aggregate principal and $25.3 million of unamortized discount remain as components of these Convertible Notes. The Convertible Notes become redeemable by Allergan in November 2003. The Convertible Notes have been included in “Notes payable” in the Consolidated Balance Sheet at December 31, 2002 because the Company currently intends to redeem the outstanding balance of the Convertible Notes in November 2003.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:     Income Taxes

      The components of earnings before income taxes and minority interest were:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Earnings (loss) from continuing operations before income taxes and minority interest
U.S.	$(24.5)	$136.3	$138.4
Non-U.S.	114.3	124.0	97.2

	89.8	260.3	235.6
Cumulative effect of change in accounting principle	—	(1.7)	—

Earnings from continuing operations before income taxes and minority interest, but including the cumulative effect of change in accounting principle	$89.8	$258.6	$235.6

      The provision for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Income tax expense (benefit) on:
Earnings from continuing operations before income taxes and minority interest	$25.1	$88.5	$69.1
Cumulative effect of change in accounting principle	—	(0.5)	—

	$25.1	$88.0	$69.1

Current
U.S. federal	$(10.9)	$64.2	$45.9
Non-U.S.	23.9	14.0	20.1
U.S. state	3.4	(4.3)	7.6

Total current	16.4	73.9	73.6

Deferred
U.S. federal	0.1	11.2	3.3
Non-U.S.	8.3	(7.7)	(4.5)
U.S. state	0.3	10.6	(3.3)

Total deferred	8.7	14.1	(4.5)

Total — continuing operations	$25.1	$88.0	$69.1

      Current tax expense does not reflect benefit of $12.4 million, $26.5 million and $37.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to the exercise of employee stock options recorded through “Additional paid-in capital” in the Consolidated Statements of Stockholders’ Equity.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2002	2001	2000

Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.9	1.0	1.0
Tax differential on foreign earnings	(7.3)	(10.8)	(9.9)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	5.0	9.1	4.2
Other credits (R&D)	(4.8)	(6.1)	(3.6)
ASTI in-process R&D	—	5.4	—
Intangible write-off	(2.5)	—	—
Other	1.7	0.4	2.6

Effective tax rate	28.0%	34.0%	29.3%

      Withholding and U.S. taxes have not been provided on approximately $674 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

      The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 1995. The Company and its consolidated subsidiaries are currently under examination for years 1996 through 1999. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

      At December 31, 2002, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $31.9 million.

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(in millions)
Deferred tax assets
Foreign net operating loss carryforwards	$7.8	$11.5	$11.7
Accrued expenses	17.4	9.1	10.7
Capitalized expenses	11.3	8.7	5.7
Deferred compensation	10.3	6.6	5.3
Pension expense	—	—	15.1
Medicaid rebates	9.3	6.1	6.0
Postretirement medical benefits	8.6	7.9	7.5
Capitalized intangible assets	55.4	60.1	16.9
Plant consolidation	—	—	7.9
Other credit carryforwards	11.1	—	—
Employee benefits	6.7	—	—

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(in millions)
Deferred tax assets (continued)
Research credit carryforwards	$15.2	$11.4	$9.2
All other	39.8	33.7	20.8

	192.9	155.1	116.8
Less: valuation allowance	(73.9)	(71.5)	(21.8)

Total deferred tax assets	119.0	83.6	95.0

Deferred tax liabilities
Pension	19.7	1.5	—
Depreciation	9.4	7.4	8.3
All other	1.4	—	(2.1)

Total deferred tax liabilities	30.5	8.9	6.2

Net deferred tax assets	$88.5	$74.7	$88.8

      The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2002 were $49.3 million and $39.2 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2001 were $17.2 million and $57.5 million, respectively. Such amounts are included in “Other current assets” and “Investments and other assets” in the Consolidated Balance Sheets. The increase in the valuation allowance in 2001 is primarily related to the purchase of the ASTI stock and the resulting carryover basis of the deferred tax assets. If such deferred tax assets were to be realizable, approximately $31 million of the valuation allowance would be realized through the reduction of the capitalized intangible assets.

      Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2002. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Note 10:     Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

      The Company sponsors various qualified defined benefit pension plans covering substantially all of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. The Company’s funding policy for its U.S. qualified plan is to provide currently for accumulated benefits, subject to federal regulations. Plan assets of the qualified plan consist primarily of fixed income and equity securities. Benefits for the nonqualified plans are paid as they come due.

      The Company has one retiree health plan that covers United States retirees and dependents. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement. Disbursements exceed retiree contributions and the plan currently has no assets. The accounting for the retiree health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s past practice and management’s intent to manage plan costs. The Company’s history of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retiree medical plan modifications indicates a consistent approach to increasing the cost sharing provisions of the plan.

      With respect to the employees of AMO, the Company’s discontinued operation, the Company froze pension benefits at the date of the AMO spin-off for most of its defined benefit pension plans and one retiree health plan. The pension liabilities related to such employees’ service prior to the spin-off date remain with Allergan. However, the defined benefit pension plans in Japan and Germany were legally separated at the date of the spin-off between Allergan and AMO, and each company is required to maintain the respective plan benefits for its employees.

      Components of net periodic benefit cost under the Company’s U.S. and major non-U.S. pension plans and retiree health plan for 2002, 2001, and 2000 were as follows:

				Other
				Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

	(in millions)
Service cost	$13.3	$11.9	$11.0	$1.4	$0.9	$0.8
Interest cost	18.0	16.3	14.6	1.3	1.0	0.8
Expected return on plan assets	(20.9)	(12.2)	(11.6)	—	—	—
Amortization of transition amount	(0.5)	(0.5)	(0.5)	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss (gain)	0.8	(4.4)	(2.5)	—	(0.3)	(0.3)
Curtailment loss	0.1	—	—	—	—	—

Net periodic benefit cost	$11.0	$11.3	$11.2	$2.6	$1.5	$1.2

      Net periodic benefit costs of $9.5 million, $8.3 million and $7.1 million were recorded to continuing operations and $1.5 million, $3.0 million and $4.1 million to discontinued operations in 2002, 2001 and 2000, respectively, for the pension plans. Net period benefit costs of $2.2 million, $1.1 million and $0.8 million were recorded to continuing operations in 2002, 2001 and 2000, respectively, and $0.4 million in each of the years ended 2002, 2001 and 2000 to discontinued operations for the retiree health plan.

      The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for the Company’s U.S. and major non-U.S. pension plans and retiree health plan for December 31, 2002 and 2001. For 2001, the components include both continuing and discontinued operations since the Company did not account for its discontinued ophthalmic surgical and contact lens care businesses on the basis of a separate legal entity.

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

	(in millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$251.1	$211.9	$17.7	$11.7
Service cost	13.3	11.9	1.4	0.9
Interest cost	18.0	16.3	1.3	1.0
Participant contributions	0.9	0.8	—	—
Actuarial loss	26.7	19.4	0.2	4.8
Benefits paid	(6.7)	(6.5)	(0.7)	(0.7)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

	(in millions)
Change in projected benefit obligation (continued)
Impact of foreign currency translation	$7.9	$(2.7)	$—	$—
Plan amendment	1.1	—	—	—
Divestitures, including spin-off of AMO	(18.9)	—	—	—

Projected benefit obligation, end of period	$293.4	$251.1	$19.9	$17.7

Change in plan assets
Fair value of plan assets, beginning of period	$186.0	$167.7	$—	$—
Actual loss on plan assets	(26.4)	(19.8)	—	—
Company contribution	86.7	45.2	0.7	0.7
Participant contributions	0.9	0.8	—	—
Benefits paid	(6.7)	(6.5)	(0.7)	(0.7)
Impact of foreign currency translation	5.6	(1.4)	—	—
Divestitures, including spin-off of AMO	(3.7)	—	—	—

Fair value of plan assets, end of period	$242.4	$186.0	$—	$—

Funded status of plans	$(51.0)	$(65.1)	$(19.9)	$(17.7)
Unrecognized net actuarial loss/ (gain)	123.9	56.3	(1.1)	(1.3)
Unrecognized prior service cost	0.2	1.0	(1.1)	(1.2)
Unrecognized net transition obligation	(0.1)	(0.5)	—	—
Fourth quarter contributions	2.3	1.6	—	—

Prepaid (accrued) benefit cost, net	$75.3	$(6.7)	$(22.1)	$(20.2)

      The funded status of the Company’s U.S. pension benefits presented were measured as of September 30, 2002 and 2001. The funded status of foreign pension benefits and other postretirement benefits presented were measured as of December 31, 2002 and 2001. The Company adopted these measurement dates to conform to its internal cost management systems.

      Weighted average assumptions as of their respective measurement dates are:

          U.S. Pension Plans

			Other
	Pension		Postretirement
	Benefits		Benefits

	2002	2001	2002	2001

Discount rate used	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.25%	10.00%	—	—
Rate of compensation increase	4.14%	4.89%	—	—

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Pension Plans	Pension
	Benefits

	2002	2001

Discount rate used	5.38%	5.01%
Expected return on plan assets	6.64%	6.61%
Rate of compensation increase	3.78%	3.60%

      Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

	(in millions)
Effect on total service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligation	3.7	(3.2)

      The assumed annual health care cost trend rate for the retiree health plans was 12.0% for 2002, gradually decreasing to 5.0% in 2009 and remaining at that level thereafter.

Savings and Investment Plan

      The Company has a Savings and Investment Plan, which provides for all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 5% of compensation, qualify for a 50% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan for continuing operations was $4.1 million in 2002, $2.7 million in 2001 and $2.4 million in 2000.

      Beginning in 2003, the Company amended its Savings and Investment Plan to allow participants’ contributions, up to 4% of compensation, to qualify for a 100% Company match. In addition, all employees hired after September 30, 2002 with at least six months of service and certain employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, will receive a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution will not accrue additional benefits under the Company’s defined benefit pension plan.

Note 11:	Employee Stock Ownership Plan and Incentive Compensation Plans

Employee Stock Ownership Plan

      The Company has an Employee Stock Ownership Plan (ESOP) for U.S. employees. A related loan was guaranteed by the Company as to payment of principal and interest and, accordingly, the unpaid balance of the loan was included in the Company’s consolidated financial statements as debt, offset by unearned compensation included in stockholders’ equity. As of December 31, 2002, the loan was paid in full. The ESOP trust purchased 2,670,000 shares from the Company using the proceeds of the loan, all of which have either been allocated to ESOP participants or committed to be allocated as of December 31, 2002 and are considered outstanding for purposes of calculating earnings per share. Participants received an allocation of shares held in the plan based on the amortization schedule of the loan borrowed by the ESOP to purchase the shares, and generally become vested over five years of Company service. Allocated shares are divided among participants based on relative compensation. While the ESOP remains an active plan, the Company does not currently

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intend to allocate any additional shares in the near future. Allocated and unallocated shares in the ESOP as of December 31, 2002 and 2001 are summarized below.

	Number
	of Shares

	2002	2001

	(in thousands)
Allocated shares	2,385	2,179
Shares committed to be allocated	285	206
Unallocated shares	—	285

Total ESOP shares	2,670	2,670

      Dividends accrued on unallocated shares held by the ESOP were used to repay the loan and totaled $0.1 million in 2002 and $0.2 million in 2001 and 2000. Dividends received on allocated shares held by the ESOP are allocated directly to participants’ accounts. Interest incurred on ESOP debt in 2002 was $0.1 million, $0.3 million in 2001 and $0.5 million in 2000. Compensation expense is recognized based on the amortization of the related loan. Compensation expense for 2002, 2001 and 2000 was $3.3 million, $2.1 million and $1.7 million, respectively.

Stock Option Plans

      The Company has a premium priced stock option plan, an incentive compensation plan and a non-employee director stock plan. The premium price stock option plan and the incentive compensation plan provide for the granting of non-qualified premium priced and other stock options, restricted stock and other stock-based incentive awards for officers and key employees. The non-employee director plan provides for the granting of restricted stock to non-employee directors. As of December 31, 2002 the aggregate number of options available for future grant under the premium priced stock option plan and the incentive compensation plans is approximately 1,960,000 shares and approximately 86,000 shares of restricted stock are available for future grant under the non-employee director plan.

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

      For the incentive compensation plan, grants have historically provided that options become exercisable 25% per year beginning twelve months after the date of grant. Options generally expire ten years after their original date of grant. Options granted under the Company’s incentive compensation plan provide that an employee holding a stock option may exchange stock which the employee has owned for at least six months as payment against the exercise of their option. This provision applies to all options outstanding at December 31, 2002.

      In connection with the spin-off of AMO, unvested options issued under a Company stock plan to the Company’s employees who became AMO employees were canceled. Any outstanding vested options to purchase the Company’s common stock held by the Company’s employees who became AMO employees remain outstanding.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the Company’s premium priced stock option plan and the incentive compensation plans are summarized below.

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

	(in thousands, except option price data)
Outstanding, beginning of year	10,793	$58.47	7,827	$31.14	9,908	$28.88
Options granted	2,448	64.47	4,550	95.02	2,128	52.34
Options exercised	(898)	26.62	(1,344)	22.51	(4,041)	36.66
Options cancelled	(598)	88.58	(240)	61.49	(168)	33.28

Outstanding, end of year	11,745	60.63	10,793	58.47	7,827	31.14

Exercisable, end of year	4,687	37.10	3,387	24.75	2,753	18.84

Weighted average fair value of options granted during the year	$22.33		$22.41		$20.63

      The fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.50% in 2002 and 2001, and 0.60% in 2000; expected volatility of 32.0% for 2002, 33.0% for 2001 and 34.0% for 2000; risk-free interest rate of 4.5% in 2002, 4.8% in 2001 and 6.6% in 2000; and expected life of 5 years for 2002, 2001 and 2000 grants.

      The following table summarizes stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/02	Life	Price	at 12/31/02	Price

$ 10.14 - $ 13.	31 878	3.6	$12.85	878	$12.85
$ 15.99 - $ 16.	92 1,004	4.5	16.66	1,004	16.66
$ 33.39 - $ 44.	86 1,859	6.0	35.79	1,259	35.21
$ 52.05 - $ 75.	37 4,083	8.1	59.71	921	52.87
$ 80.00 - $106.2	6 3,198	6.2	88.04	593	82.16
$127.51	723	4.4	127.51	32	127.51

	11,745			4,687

      Under the terms of the incentive compensation plan, restricted stock awards are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. The Company did not grant any restricted stock related to this plan in 2002, 2001 or 2000. Compensation expense for continuing operations recognized under the restricted stock award plan was $1.8 million in 2002, $1.2 million in 2001 and $1.3 million in 2000.

      Under the terms of the non-employee director stock plan, each eligible director received an initial grant of restricted stock and will receive additional grants upon re-election to the Board. The Company granted 18,000, 21,600 and 18,000 shares of restricted stock related to this plan in 2002, 2001 and 2000, respectively. The restrictions generally expire, and the awards become fully vested, three years from the date of grant. As of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, there were 184,988 shares issued and outstanding under the plan. Compensation expense recognized under the plan was $1.1 million in 2002 and in 2001, and $1.0 million in 2000.

      Grants of restricted stock for both the incentive compensation and the non-employee director plans are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized in expense over the vesting period.

Note 12:	Financial Instruments

      In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to hedge these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

      The Company enters into derivative financial instruments with major, high credit quality financial institutions. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk and management believes that such risk is remote.

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

      The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real.

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

      All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real. As a result, the changes in the fair value of open foreign currency option contracts during 2002 and 2001 are recorded through earnings as “Unrealized gains (losses) on derivative instruments, net” while any realized gains on settled contracts are recorded through earnings as “Other, net” in the accompanying Consolidated Statements of Earnings. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the options.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2002		2001

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Forward exchange contracts	$111.1	$0.1	$22.0	$0.2
Foreign currency options purchased	45.8	1.3	158.1	9.2

      The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2002 and 2001. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from continuing operations was a net realized loss of $2.3 million in 2002, a net realized gain of $0.8 million in 2001 and a net realized gain of $3.1 million in 2000 and are recorded as “Other, net” in the accompanying Consolidated Statements of Earnings.

Fair Value of Financial Instruments

      At December 31, 2002 and 2001, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value information provided by these ventures.

      The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in millions):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$774.0	$774.0	$774.9	$774.9
Non-current investments:
Marketable equity	1.1	1.1	8.8	8.8
Non-marketable equity	3.2	3.2	16.2	16.2
Notes receivable	4.7	4.7	9.2	9.2
Notes payable	89.7	89.7	75.1	75.5
Long-term debt	25.4	29.9	33.0	34.2
Long-term convertible notes, net of discount	501.0	546.1	411.8	409.6

      Marketable equity amounts include unrealized holding losses of $0.1 million at December 31, 2002. There were no unrealized holding gains or losses related to marketable equity investments at December 31, 2001. An impairment charge of $30.2 million and $4.5 million was recorded in 2002 and 2001, respectively, due to other than temporary declines in value of certain investments and related collaborations.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2002, two customers represented 23.2% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 13:     Commitments and Contingencies

      The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $21.0 million in 2002, $20.8 million in 2001 and $17.3 million in 2000.

      Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2002 are as follows: $18.9 million in 2003, $12.2 million in 2004, $7.3 million in 2005, $3.5 million in 2006, $2.7 million in 2007 and $10.3 million thereafter.

      The Company is involved in various lawsuits and claims arising in the ordinary course of business.

      The Company engaged in litigation with Pharmacia Corporation and Columbia University regarding certain patents owned or controlled by Pharmacia, which Pharmacia contended covered Lumigan®. On March 1, 2001, after concluding that Pharmacia planned to file a patent infringement lawsuit against the Company regarding Lumigan®, the Company filed a declaratory relief lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Pharmacia Corporation, et al. and The Trustees of Columbia University in the City of New York.” Pharmacia filed an answer to the complaint denying the Company’s allegations. Pharmacia and Columbia University also filed a counterclaim against the Company, alleging that the Company infringed the same two patents that the Company identified in its complaint. On November 15, 2001, the Company filed a pan-European (excluding the United Kingdom) declaratory relief lawsuit against Pharmacia (and related entities) in the Swedish District Court seeking a declaration applying across Europe (excluding the United Kingdom) that Lumigan® does not infringe a patent owned or controlled by Pharmacia. On March 13, 2002, Pharmacia responded to the Swedish declaratory proceedings by alleging, among other things, that Lumigan® infringed the patent at issue. On January 31, 2002, the Company filed an action for a declaration of non-infringement and for revocation of a Pharmacia patent related to Lumigan® in the High Court of Justice in the United Kingdom. On March 15, 2002, Pharmacia filed a defense in the United Kingdom denying the Company’s allegations. On March 27, 2002, Pharmacia filed a counterclaim against the Company in the United Kingdom action, alleging that Lumigan® infringed the patent at issue. The Company subsequently filed patent invalidity actions in the Netherlands and Sweden against the Dutch and Swedish counterparts of the same patent that was contested in the United Kingdom. In October 2002, the Company reached a global settlement with Pharmacia and Columbia University resolving all intellectual property disputes between them and the Company regarding Lumigan® worldwide. Under the terms of the global settlement, the Company paid Pharmacia $120 million in the fourth quarter of 2002 and will pay royalties on future sales of Lumigan® for a specified time. In November 2002, the United States District Court for the District of Delaware entered an order dismissing with prejudice the Lumigan® intellectual property lawsuits with Pharmacia and Columbia University that were venued in the United States. In November 2002 and early December 2002, the Company obtained dismissals with prejudice of the related United Kingdom, Dutch and Swedish actions.

      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, the Company filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003 and the court took the matters under submission. Trial is presently scheduled for May 27, 2003. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

      On December 20, 2001, a class action lawsuit entitled “Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., Allergan, Inc., et al.” was filed in the United States District Court for the District of Massachusetts. The lawsuit contended that Allergan and 22 other pharmaceutical companies violated the Racketeering Influenced and Corrupt Organization Act by promulgating average wholesale prices that bear no relation to actual wholesale prices, abusing Congressional authority to formulate and publish legitimate and accurate average wholesale prices, creating artificial and inflated average wholesale prices for publication in resources used by carriers and clinicians to determine Medicare reimbursement allowances and encouraging clinicians to administer drugs with the highest average wholesale prices. A notice of related action was filed with the Judicial Panel for Multidistrict Litigation. The case was subsequently consolidated with the below-referenced “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., et al.” class action lawsuit and related cases. A Stipulation of Voluntary Dismissal Without Prejudice as to Allergan was filed on October 28, 2002 and the court issued an order of dismissal on November 6, 2002.

      On January 9, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” The Company filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In its complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, the Company filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on the Company’s appeal and took the matter under submission. The Company is presently awaiting a ruling from the court.

      On April 10, 2002, a class action lawsuit entitled “Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan, Inc., et al.” was filed in the United States District Court for the District of Pennsylvania. The lawsuit contended that 10 pharmaceutical companies, including Allergan, violated the Racketeering Influenced and Corrupt Organization Act by implementing fraudulent marketing and sales schemes to substantially increase and/or maintain the sales of their pharmaceutical products, which are administered directly by doctors and other medical providers, by deliberately overstating the products’ average wholesale prices. The case was subsequently consolidated with the above-referenced “Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., Allergan, Inc., et al.” class action lawsuit and related cases. A Stipulation of Voluntary Dismissal Without Prejudice as to Allergan was filed on October 28, 2002 and the court issued an order of dismissal on November 6, 2002.

      On August 29, 2002, a complaint entitled “Gary F. Lyons & Associates, Inc. v. Pacific National Group, Inc., Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Orange. The complaint alleges, among other things, breach of contract by Pacific National Group, a general contractor the Company retained to design and construct certain buildings on its Irvine, California campus. Subsequently, nine additional lawsuits were filed in Orange County Superior Court by other subcontractors working

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the same construction project, each alleging similar claims for payment under contract from Pacific National Group. Each lawsuit includes the Company as a defendant under causes of action to foreclose mechanics’ liens and/or enforce stop notices filed in connection with the project. On January 31, 2003, the court issued an order consolidating each of the foregoing lawsuits. On January 17, 2003, a complaint entitled “Pacific National Group, Inc. v. Allergan Sales, LLC, et al.” was filed in Orange County Superior Court alleging, among other things, breach of contract by the Company in connection with the same construction project. On February 18, 2003, the Company filed its answers to the complaints in the consolidated action and filed a cross-complaint against Pacific National Group and its subcontractors.

      On September 27, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. The Company asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application.

      On October 3, 2002, a class action lawsuit entitled “Peter Virag v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit contended that 26 pharmaceutical companies, including Allergan, manipulated the average wholesale prices for their products, thereby causing patients and third party payors in California to pay higher prices for medications. The case was subsequently removed by the defendants to the United States District Court for the Central District of California. On February 21, 2003, the court entered an order dismissing the lawsuit with prejudice.

      On October 15, 2002, the United States Patent Office granted us a new patent related to Alphagan® entitled “Method of Using (2-Imidazolin-2-Ylamino) Quinoxalines in Treating Ocular Neural Injury” (U.S. Patent No. 6,465,464) (the “’464 Patent”). On December 16, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” In this lawsuit, the Company asked the court to find that the ’464 Patent is valid and infringed by the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications. On December 23, 2002, Alcon and Bausch & Lomb filed a complaint entitled “Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated v. Allergan, Inc., et al.” in the United States District Court for the Central District of California. In their complaint, Alcon and Bausch & Lomb are asking the court to declare the ’464 Patent invalid and to declare that the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications do not infringe the ’464 Patent. On December 30, 2002, Alcon and Bausch & Lomb filed a motion to transfer the above-referenced Delaware case to the United States District Court for the Central District of California. On February 25, 2003, the motion to transfer was granted. On January 23, 2003, Bausch & Lomb filed a motion for summary judgment in the pending California case. On January 24, 2003, Alcon filed a motion for summary judgment in the pending California case. On January 24, 2003, the Company filed a motion to dismiss the pending California case. Oral argument on the Company’s motion to dismiss was heard on February 24, 2003 and the court took the matter under submission. No date has been set for hearing the motions for summary judgment.

      On November 21, 2002, the Company filed a complaint in the United District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Elan Pharmaceuticals, Inc.” In the complaint, the Company alleges that Elan’s Myobloc® product infringes a patent held by the Company covering the use of botulinum toxin type B for cervical dystonia. On February 7, 2003, Elan filed an answer denying the allegations in the Company’s complaint, and also filed a counterclaim alleging inequitable conduct and antitrust violations in connection with the prosecution and enforcement of the patent.

      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Los Angeles. The complaint contains, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003 and its response is currently due on or before March 26, 2003.

      Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on the Company’s consolidated financial position and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of the litigation in which the Company is a party or the impact on the Company of an adverse ruling in such litigation.

Note 14:     Business Segment Information

      The Company operates its business on the basis of a single reportable segment — specialty pharmaceuticals. The Company produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over the counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

      Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 70.6%, 67.0% and 63.4% of total Company consolidated product net sales in 2002, 2001 and 2000, respectively. In the United States, sales to two major wholesale customers represented 27.9% and 28.2% of the Company’s total consolidated product net sales in 2002 and 2001, respectively. In 2000, sales to three major United States wholesale customers represented 36.7% of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of total product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

      Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $381 million, $355 million and $300 million as of December 31, 2002, 2001 and 2000, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Net Sales by Product Line

	2002	2001	2000

	(in millions)
Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$827.3	$753.7	$683.9
Botox®	439.7	309.5	239.5
Skin Care	90.2	78.9	68.7

	1,357.2	1,142.1	992.1
Other	27.8	—	—

Net sales	$1,385.0	$1,142.1	$992.1

Geographic Information

	Net Sales

	2002	2001	2000

	(in millions)
United States	$949.1	$760.8	$625.1
Europe	202.8	183.0	181.8
Latin America	78.7	102.4	100.0
Asia Pacific	79.5	55.1	48.1
Other	45.5	35.9	33.3

	1,355.6	1,137.2	988.3
Manufacturing operations	29.4	4.9	3.8

Net sales	$1,385.0	$1,142.1	$992.1

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures

	2002	2001	2000	2002	2001	2000	2002	2001	2000

	(in millions)
United States	$71.8	$51.9	$43.9	$14.7	$21.1	$18.8	$22.1	$23.6	$22.2
Europe	28.8	24.4	20.6	2.3	3.3	4.4	6.2	6.6	2.0
Latin America	26.5	25.2	21.3	3.4	4.8	5.3	2.6	2.8	3.6
Asia Pacific	13.8	11.4	9.6	0.9	1.3	1.2	0.3	0.3	0.4
Other	0.4	0.3	0.5	0.3	0.5	0.7	0.1	0.1	—

	141.3	113.2	95.9	21.6	31.0	30.4	31.3	33.4	28.2
Manufacturing operations	299.6	265.6	224.9	10.8	15.5	19.3	12.3	13.1	24.8
General corporate	165.5	175.1	148.2	4.6	6.5	5.3	35.2	37.6	7.3

Total	$606.4	$553.9	$469.0	$37.0	$53.0	$55.0	$78.8	$84.1	$60.3

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15:     Earnings Per Share

      The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Basic earnings:
Earnings from continuing operations	$64.0	$171.2	$165.9
Earnings from discontinued operations	11.2	54.9	49.2
Cumulative effect of change in accounting principle	—	(1.2)	—

Basic net earnings	$75.2	$224.9	$215.1

Diluted earnings:
Earnings from continuing operations	$64.0	$171.2	$165.9
Net interest expense from convertible notes, net of tax	—	6.8	—

	64.0	178.0	165.9
Earnings from discontinued operations	11.2	54.9	49.2
Cumulative effect of change in accounting principle	—	(1.2)	—

Diluted net earnings	$75.2	$231.7	$215.1

Weighted average number of shares issued	129.6	131.8	130.7
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1.5	2.2	3.1
Dilutive effect of assumed conversion of convertible notes outstanding	—	4.0	—

Diluted shares	131.1	138.0	133.8

Basic earnings per share:
Continuing operations	$0.49	$1.30	$1.27
Discontinued operations	0.09	0.42	0.38
Cumulative change in accounting principle	—	(0.01)	—

Net basic earnings per share	$0.58	$1.71	$1.65

Diluted earnings per share:
Continuing operations	$0.49	$1.29	$1.24
Discontinued operations	0.08	0.40	0.37
Cumulative change in accounting principle	—	(0.01)	—

Net diluted earnings per share	$0.57	$1.68	$1.61

      Options to purchase 6,287,368 shares of common stock at exercise prices ranging from $62.25 to $127.51 were outstanding at December 31, 2002. At December 31, 2001, options to purchase 4,432,762 shares of common stock with an exercise price ranging from $74.11 to $127.51 were outstanding. At December 31, 2000, options to purchase 7,058 shares of common stock with an exercise price of $72.37 were outstanding. These outstanding options at December 31, 2002, 2001 and 2000 were not included in the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively, because the options’ exercise price was greater than the average market price of common shares during these periods and, therefore, the effect would be antidilutive.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of approximately 7.3 million common shares related to the assumed conversion of the $641.5 million senior convertible notes issued November 2002, has been excluded from the calculation of diluted earnings per share for the year ended December 31, 2002 because none of the conditions that would permit conversion had been satisfied during the period. For the year ended December 31, 2001 the effect of approximately 4.0 million common shares related to convertible subordinated notes were dilutive and included in the computation of diluted earnings per share. (See Note 8.)

Note 16:     Comprehensive Income

      The following table summarizes the components of comprehensive income for the years ended December 31:

	2002			2001			2000

	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount

	(in millions)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	$(17.6)	$—	$(17.6)	$(2.5)	$—	$(2.5)	$(2.8)	$—	$(2.8)
Minimum pension liability adjustment	6.8	(0.9)	5.9	(8.9)	1.7	(7.2)	—	—	—
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(0.1)	—	(0.1)	—	—	—	2.6	(0.9)	1.7
Less: reclassification adjustment for losses realized in net earnings	—	—	—	(1.7)	0.6	(1.1)	(0.6)	0.2	(0.4)

Net unrealized gains (losses) on investments	(0.1)	—	(0.1)	(1.7)	0.6	(1.1)	2.0	(0.7)	1.3

Other comprehensive loss	$(10.9)	$(0.9)	(11.8)	$(13.1)	$2.3	(10.8)	$(0.8)	$(0.7)	(1.5)

Net earnings			75.2			224.9			215.1

Total comprehensive income			$63.4			$214.1			$213.6

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

      The Audit and Finance Committee of the Board of Directors, composed solely of Directors who are not officers or employees of the Company, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee.

      The independent auditors, KPMG LLP, were recommended by the Audit and Finance Committee of the Board of Directors and selected by the Board of Directors. KPMG LLP was engaged to audit the 2002, 2001 and 2000 consolidated financial statements of Allergan, Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page F-39 of this report.

January 27, 2003

DAVID E.I. PYOTT

Chairman of the Board, President
     and Chief Executive Officer

ERIC K. BRANDT

Corporate Vice President and
     Chief Financial Officer

JAMES F. BARLOW

Vice President, Corporate Controller
     and Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Allergan, Inc.:

      We have audited the accompanying consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allergan, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 and its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Costa Mesa, California

January 27, 2003

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions, except per share data)
2002(a)
Product net sales	$318.2	$338.0	$350.6	$378.2	$1,385.0
Product gross margin	273.3	291.7	289.9	308.4	1,163.3
Research service revenues	9.5	8.7	9.4	12.7	40.3
Research services margin	0.9	0.8	0.8	1.2	3.7
Operating income (loss)(c)	59.1	—	(35.9)	100.1	123.3
Earnings (loss) from continuing operations	39.1	(2.7)	(36.8)	64.4	64.0
Earnings from discontinued operations	4.7	6.5	—	—	11.2
Net earnings	43.8	3.8	(36.8)	64.4	75.2
Basic earnings (loss):
Continuing operations	0.30	(0.02)	(0.28)	0.50	0.49
Discontinued operations	0.04	0.05	—	—	0.09
Net basic earnings (loss) per share	0.34	0.03	(0.28)	0.50	0.58
Diluted earnings (loss):
Continuing operations	0.30	(0.02)	(0.28)	0.49	0.49
Discontinued operations	0.03	0.05	—	—	0.08
Net diluted earnings (loss) per share	0.33	0.03	(0.28)	0.49	0.57

2001(b)
Product net sales	$275.3	$278.0	$282.1	$306.7	$1,142.1
Product gross margin	226.3	232.2	231.7	253.8	944.0
Research service revenues, primarily from a related party (through April 16, 2001)	26.9	14.6	8.2	10.6	60.3
Research services margin	1.3	1.2	0.7	1.0	4.2
Operating income	62.6	25.2	67.3	86.9	242.0
Earnings from continuing operations	52.4	9.0 (d)	48.9	60.9	171.2
Earnings from discontinued operations	0.9	12.9	17.9	23.2	54.9
Net earnings	52.1	21.9	66.8	84.1	224.9
Basic earnings:
Continuing operations	0.40	0.07	0.37	0.46	1.30
Discontinued operations	0.01	0.10	0.14	0.18	0.42
Net basic earnings per share	0.40	0.17	0.51	0.64	1.71
Diluted earnings:
Continuing operations	0.39	0.07	0.37	0.46	1.29
Discontinued operations	0.01	0.09	0.13	0.16	0.40
Net diluted earnings per share	0.39	0.16	0.50	0.62	1.68

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(a)	Fiscal quarters in 2002 ended on March 29, June 28, September 27 and December 31.

(b)	Fiscal quarters in 2001 ended on March 30, June 29, September 28 and December 31.

(c)	Includes pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
Restructuring charge (reversal) and asset write-offs	$13.2	$51.8	$0.8	$(2.3)	$63.5
Duplicate operating expenses	7.1	30.2	3.8	1.4	42.5
Legal settlement	—	—	118.7	—	118.7
Loss on investments	8.0	—	22.2	—	30.2
Early extinguishment of debt	—	—	—	11.7	11.7
Gain on sale of facility	—	—	(5.7)	—	(5.7)

(d)	Reflects a $40 million after-tax charge for acquired in-process research and development.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

	Balance at			Balance
Allowance for Doubtful Accounts	Beginning			at End
Deducted From Trade Receivables	of Year	Additions(a)	Deductions(b)	of Year

		(in millions)
2002	$2.4	$2.0	$(1.5)	$2.9
2001	1.3	1.1	—	2.4
2000	2.3	0.1	(1.1)	1.3

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

5893-AR-03

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Indenture, dated as of November 6, 2002, between Allergan, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement 333-102425)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement 333-102425)
4.10	Registration Rights Agreement, dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.3	Allergan, Inc. 1989 Nonemployee Director Stock Plan, as amended and restated (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 16, 2000)*

Exhibit No.	Description

10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003)
10.7	Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.8	Allergan, Inc. Pension Plan (Restated 2003)
10.9	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.10	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.11	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.12	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.13	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan*
10.14	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.15	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.16	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.17	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.18	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan*
10.19	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.20	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.21	Allergan, Inc. 2003 Management Bonus Plan*
10.22	Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2003*
10.23	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.24	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.25	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)

Exhibit No.	Description

10.26	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.27	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.28	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.29	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.30	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.31	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.32	Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and Allergan Specialty Therapeutics, Inc. (‘ASTI‘) (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
10.33	Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter ended March 27, 1998)
10.34	License Option Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
10.35	Distribution Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI (incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1997)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219 and 333-102425

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.