Form 10-Q
period 2003-03-28
ALLERGAN INC
filed 2003-05-07
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 1-10269

ALLERGAN, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-1622442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 DUPONT DRIVE, IRVINE, CALIFORNIA	92612
(Address of Principal Executive Offices)	(Zip Code)

(714) 246-4500
(Registrant’s Telephone Number,
Including Area Code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 2, 2003 there were 134,254,772 shares of common stock outstanding (including 4,022,087 shares held in treasury).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Earnings
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk and Certain Factors and Trends Affecting Allergan and its Businesses
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Exhibit Index
EXHIBIT 99.1
EXHIBIT 99.2

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 2003

INDEX

					Page
PART I — FINANCIAL INFORMATION
ITEM 1	—	FINANCIAL STATEMENTS
		(A	)	Unaudited Condensed Consolidated Statements of Earnings — Three Months Ended March 28, 2003 and March 29, 2002	3
		(B	)	Unaudited Condensed Consolidated Balance Sheets — March 28, 2003 and December 31, 2002	4
		(C	)	Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended March 28, 2003 and March 29, 2002	5
		(D	)	Notes to Unaudited Condensed Consolidated Financial Statements	6-19
ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			20-31
ITEM 3	—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK			32-33
		CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES			34-39
ITEM 4	—	CONTROLS AND PROCEDURES			40
PART II — OTHER INFORMATION
ITEM 1	—	LEGAL PROCEEDINGS			41-43
ITEM 6	—	EXHIBITS AND REPORTS ON FORM 8-K			44
SIGNATURE					45
CERTIFICATIONS					46-47
EXHIBITS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Earnings

(in millions, except per share amounts)

	Three months
	Ended

	March 28,	March 29,
	2003	2002

Product sales
Net sales	$391.2	$318.2
Cost of sales	68.4	44.9

Product gross margin	322.8	273.3
Research services
Research service revenues	9.8	9.5
Cost of research services	8.9	8.6

Research services margin	0.9	0.9
Operating costs and expenses
Selling, general and administrative	170.0	147.9
Research and development	55.9	54.0
Restructuring charge and asset write-offs	—	13.2

Operating income	97.8	59.1

Non-operating income (expense)
Interest income	4.1	3.6
Interest expense	(3.7)	(4.3)
Unrealized loss on derivative instruments	(0.8)	(0.6)
Loss on investments	(0.3)	(8.0)
Other, net	0.8	4.3

	0.1	(5.0)

Earnings from continuing operations before income taxes and minority interest	97.9	54.1
Provision for income taxes	27.4	15.0
Minority interest	0.3	—

Earnings from continuing operations	70.2	39.1
Income from discontinued operations, net of applicable income tax expense of $2.9 million	—	4.7

Net earnings	$70.2	$43.8

Basic:
Continuing operations	$0.54	$0.30
Discontinued operations	—	0.04

Net basic earnings per share	$0.54	$0.34

Diluted:
Continuing operations	$0.53	$0.30
Discontinued operations	—	0.03

Net diluted earnings per share	$0.53	$0.33

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	March 28,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$878.3	$774.0
Trade receivables, net	216.1	220.6
Inventories	78.7	70.4
Other current assets	124.4	135.2

Total current assets	1,297.5	1,200.2
Investments and other assets	231.2	228.6
Property, plant and equipment, net	359.8	352.0
Goodwill	8.0	7.8
Intangibles, net	17.5	18.0

Total assets	$1,914.0	$1,806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$92.9	$89.7
Accounts payable	79.5	82.0
Accrued expenses	180.4	173.7
Income taxes	76.0	58.2

Total current liabilities	428.8	403.6
Long-term debt	25.2	25.4
Long-term convertible notes, net of discount	502.5	501.0
Other liabilities	68.0	66.4
Commitments and contingencies
Minority interest	1.9	1.9
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	339.8	336.3
Accumulated other comprehensive loss	(71.1)	(73.4)
Retained earnings	907.8	871.7

	1,177.8	1,135.9
Less — treasury stock, at cost (4,279,000 and 4,757,000 shares)	(290.2)	(327.6)

Total stockholders’ equity	887.6	808.3

Total liabilities and stockholders’ equity	$1,914.0	$1,806.6

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Three months
	Ended

	March 28,	March 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$70.2	$ 39.1
Non-cash items included in earnings:
Restructuring charge and asset write-offs	—	13.2
Depreciation and amortization	12.9	11.8
Amortization of original issue discount	1.8	2.6
Deferred income taxes	0.1	0.4
Loss on investments and assets	0.4	8.2
Unrealized loss on derivative instruments	0.8	0.6
Expense of compensation plans	2.5	3.0
Changes in assets and liabilities:
Trade receivables	5.9	(29.9)
Inventories	(7.9)	(5.5)
Other current assets	10.4	2.8
Accounts payable	(5.0)	(4.1)
Accrued expenses and other liabilities	3.3	2.5
Income taxes	25.2	(13.7)
Other non-current assets	(2.4)	(40.0)

Net cash provided by (used in) operating activities	118.2	(9.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17.0)	(7.6)
Proceeds from the sale of property, plant and equipment	—	2.3
Other, net	(2.4)	(2.9)

Net cash used in investing activities	(19.4)	(8.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(11.7)	(11.7)
Net borrowings under commercial paper obligations	—	72.1
Net borrowings (repayments) of notes payable	2.8	(0.5)
Sale of stock to employees	12.3	4.0
Repayments of long-term debt	—	(0.9)
Payments to acquire treasury stock	—	(163.5)

Net cash provided by (used in) financing activities	3.4	(100.5)

Net cash provided by discontinued operations	—	18.7
Effect of exchange rate changes on cash and equivalents	2.1	(1.2)

Net increase (decrease) in cash and equivalents	104.3	(100.2)
Cash and equivalents at beginning of period	774.0	775.0

Cash and equivalents at end of period	$878.3	$674.8

Supplemental disclosure of cash flow information
Cash paid for the three months ended:
Interest (net of capitalization)	$1.8	$ 5.2

Income taxes	$1.6	$ 21.8

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002. The results of operations for the three months ended March 28, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards under the incentive compensation plan and the nonemployee director stock plan. Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings would have been reduced to the following pro forma amounts:

	For Three Months Ended

	March 28,	March 29,
(in millions, except per share data)	2003	2002

Net earnings, as reported	$70.2	$43.8
Add stock-based compensation expense included in reported net earnings, net of tax	0.3	0.5
Deduct stock-based compensation expense determined under fair value based method, net of tax	(9.1)	(9.0)

Pro forma net earnings	$61.4	$35.3

Earnings per share:
As reported basic	$0.54	$0.34
As reported diluted	$0.53	$0.33
Pro forma basic	$0.47	$0.27
Pro forma diluted	$0.47	$0.27

These pro forma effects are not indicative of future amounts.

2.  Discontinued Operations

     On June 29, 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc. (“AMO”), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The common stock of Advanced Medical Optics, Inc. began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, the Company continues to own and operate its specialty pharmaceutical business, and AMO owns and operates what was formerly the Company’s optical medical device business. The Company has no continuing stock ownership interest in AMO. The Company’s unaudited condensed consolidated financial statements and related notes for the three months ended March 29, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.

The Company did not account for its optical medical device business as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for the Company’s discontinued operations includes allocations of certain Allergan expenses to those operations. These amounts have been allocated to the Company’s discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

Effective with the third quarter of the 2002 fiscal year, the Company no longer includes the results of operations and cash flows of its discontinued optical medical device business in its unaudited condensed consolidated financial statements.

The following table sets forth, for the period indicated, selected financial data of the Company’s discontinued operations.

For Three
Months Ended
March 29,
(in millions)	2002

Net sales	$114.0
Earnings from discontinued operations, net of tax	4.7

As part of the spin-off of AMO, Allergan and AMO have entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO recovers costs from Allergan in a similar manner for services provided by AMO. With limited exceptions, Allergan does not expect that transitional services will extend beyond the 12-month period following the spin-off.

Under the manufacturing and supply agreement, Allergan manufactures certain contact lens care products and VITRAX for a period of up to three years from the date of the distribution. Under the manufacturing agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%.

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

3. Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

     During the year ended December 31, 2002, the Company recorded a $63.5 million pre-tax charge, including $13.2 million recorded during the three months ended March 29, 2002, associated with the AMO spin-off as more fully described in Note 2. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. The restructure and spin-off activities also included a workforce reduction of 263 positions over a one year period.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the restructuring activities through March 28, 2003 resulting from the 2002 restructuring charge and asset write-offs:

	Charges	Facility
	for	Closure
	Employees	and
	Involuntarily	Consolidated	Asset	Other	Total
(in millions)	Terminated	Costs	Write-offs	Costs	Restructuring

Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Assets written off	—	(2.7)	(40.4)	—	(43.1)
Spending	(8.1)	(0.4)	—	(4.1)	(12.6)

Balances as of December 31, 2002	5.4	0.4	—	2.0	7.8
Spending	(2.2)	—	—	—	(2.2)

Balances as of March 28, 2003	$3.2	$0.4	$—	$2.0	$5.6

During the three months ended March 29, 2002, the Company incurred $7.1 million of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the Unaudited Condensed Consolidated Statements of Earnings.

4. Accounting Standards

Recently Adopted Accounting Standards

     In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, (SFAS No. 148) was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the Company’s consolidated financial statements. As required by the provisions of SFAS No. 148, the Company has provided interim footnote disclosure of the effect of the fair value based method of accounting for stock-based employee compensation on the Company’s unaudited condensed consolidated financial statements included herein.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company adopted the provisions of EITF 00-21 in December 2002. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. Implementation of the provisions of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS No. 145) was issued and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements. The Company elected early adoption and implemented the provisions of SFAS No. 145 during 2002, which did not have a material effect on the Company’s consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

New Accounting Standards Not Yet Adopted

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after June 15, 2003. The Company believes that the implementation of the provisions of FIN 46 will not have a material effect on the Company’s consolidated financial statements.

5. Intangibles

	March 28, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Licensing	$3.8	$(3.2)	$3.8	$(3.2)
Trademarks	3.6	(1.6)	3.5	(1.4)
Product marketing rights	12.8	—	12.8	—
Other	12.5	(11.3)	12.6	(11.2)

	32.7	(16.1)	32.7	(15.8)
Unamortizable Intangible Assets:
Foreign business license	0.9	—	1.1	—

	$33.6	$(16.1)	$33.8	$(15.8)

Product marketing rights represent future commercialization rights on certain compounds and research projects and are not currently amortizable. Aggregate amortization expense for amortizable intangible assets for the quarters ended March 28, 2003 and March 29, 2002 was $0.2 million and $0.1 million, respectively.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Estimated amortization expense is $0.5 million for 2003 and 2004 and $0.4 million for 2005, 2006 and 2007.

Goodwill (in millions)	March 28, 2003	December 31, 2002

Goodwill:
United States	$4.6	$4.6
Europe	0.7	0.6
Latin America	2.6	2.4
Other	0.1	0.2

	$8.0	$7.8

There was no activity related to goodwill during the quarter ended March 28, 2003.

6. Inventories

Components of inventories were: (in millions)	March 28, 2003	December 31, 2002

Finished goods	$37.4	$32.2
Work in process	16.5	21.0
Raw materials	24.8	17.2

Total	$78.7	$70.4

7. Income Taxes

    Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 1995. The Company and its consolidated subsidiaries are currently under examination for years 1996 through 1999. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

8. Litigation

    The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, the Company filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted the Company’s motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial is presently scheduled for June 2, 2003. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 9, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” The Company filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In its complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, the Company filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on the Company’s appeal. On March 28, 2003, the court affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, the Company filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On April 14, 2003, the United States Court of Appeals for the Federal Circuit invited Alcon and Bausch & Lomb to respond to the Company’s Petition for Rehearing En Banc. On April 28, 2003, Alcon and Bausch & Lomb responded to the Company’s Petition for Rehearing En Banc.

On August 29, 2002, a complaint entitled “Gary F. Lyons & Associates, Inc. v. Pacific National Group, Inc., Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Orange. The complaint alleges, among other things, breach of contract by Pacific National Group, a general contractor the Company retained to design and construct certain buildings on its Irvine, California campus. Subsequently, nine additional lawsuits were filed in Orange County Superior Court by other subcontractors working on the same construction project, each alleging similar claims for payment under contract from Pacific National Group. Each lawsuit includes the Company as a defendant under causes of action to foreclose mechanics’ liens and/or enforce stop notices filed in connection with the project. On January 31, 2003, the court issued an order consolidating each of the foregoing lawsuits. On January 17, 2003, a complaint entitled “Pacific National Group, Inc. v. Allergan Sales, LLC, et al.” was filed in Orange County Superior Court alleging, among other

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

things, breach of contract by the Company in connection with the same construction project. On February 18, 2003, the Company filed its answers to the complaints in the consolidated action and filed a cross-complaint against Pacific National Group and its subcontractors. On March 5, 2003, March 19, 2003, April 9, 2003 and April 25, 2003, four of the plaintiffs voluntarily dismissed the Company from their respective complaints.

On September 27, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. The Company asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application. On March 27, 2003, the parties agreed to stay this action pending the outcome of the decision by the United States Court of Appeals for the Federal Circuit in the above-described lawsuit with Alcon and Bausch & Lomb. On April 3, 2003, the court entered an order staying the action. The parties have subsequently agreed to continue the stay pending the United States Court of Appeals for the Federal Circuit’s resolution of the Company’s Petition for Rehearing En Banc in the above-described lawsuit with Alcon and Bausch & Lomb.

On October 15, 2002, the United States Patent Office granted the Company a new patent related to Alphagan® entitled “Method of Using (2-Imidazolin-2-Ylamino) Quinoxalines in Treating Ocular Neural Injury” (U.S. Patent No. 6,465,464) (the “464 Patent”). On December 16, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” In this lawsuit, the Company asked the court to find that the ‘464 Patent is valid and infringed by the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications. On December 23, 2002, Alcon and Bausch & Lomb filed a complaint entitled “Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated v. Allergan, Inc., et al.” in the United States District Court for the Central District of California. In their complaint, Alcon and Bausch & Lomb asked the court to declare the ‘464 Patent invalid and to declare that the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications do not infringe the ‘464 Patent. On December 30, 2002, Alcon and Bausch & Lomb filed a motion to transfer the pending Delaware case to the United States District Court for the Central District of California. On January 23, 2003, Bausch & Lomb filed a motion for summary judgment in the pending California case. On January 24, 2003, Alcon filed a motion for summary judgment in the pending California case. On January 24, 2003, the Company filed a motion to dismiss the pending California case. Oral argument on the Company’s motion to dismiss was heard on February 24, 2003. On February 25, 2003, the United States District Court for the Central District of California stayed the California case pending the decision of the United States District Court for the District of Delaware on the motion to transfer. On February 25, 2003, the United States District Court for the District of Delaware granted Alcon’s and Bausch & Lomb’s motion to transfer the pending Delaware case to the United

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

States District Court for the Central District of California. Oral argument on Alcon’s and Bausch & Lomb’s motions for summary judgment was heard on March 17, 2003. On April 3, 2003, the court issued an order consolidating the cases and granting Alcon’s and Bausch & Lomb’s motions for summary judgment.

On November 21, 2002, the Company filed a complaint in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Elan Pharmaceuticals, Inc.” In the complaint, the Company alleges that Elan’s Myobloc® product infringes a patent held by the Company covering the use of botulinum toxin type B for cervical dystonia. On February 7, 2003, Elan filed an answer denying the allegations in the Company’s complaint, and also filed a counterclaim alleging inequitable conduct and antitrust violations in connection with the prosecution and enforcement of the patent. Trial is presently scheduled for October 25, 2004.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contains, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003. On March 26, 2003, the Company filed and served a demurrer that challenges the adequacy of the allegations in the complaint. Oral argument on the demurrer is currently scheduled to be heard on July 21, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company are not affected by this Request for Dismissal.

Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on the Company’s consolidated financial position, liquidity and results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of the litigation in which the Company is a party or the impact on the Company of an adverse ruling in such litigation.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Earnings Per Share

          The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended

	March 28,	March 29,
(in millions, except per share amounts)	2003	2002

Basic earnings:
Earnings from continuing operations	$70.2	$39.1
Earnings from discontinued operations	—	4.7

Basic net earnings	$70.2	$43.8

Diluted earnings:
Earnings from continuing operations	$70.2	$39.1
Interest expense from convertible subordinated notes, net of tax	0.2	—

Diluted earnings from continuing operations	70.4	39.1
Earnings from discontinued operations	—	4.7

Diluted net earnings	$70.4	$43.8

Weighted average number of shares issued	129.7	130.3
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1.7	1.6
Dilutive effect of assumed conversion of convertible subordinated notes outstanding	0.4	—

Diluted shares	131.8	131.9

Basic earnings per share:
Continuing operations	$0.54	$0.30
Discontinued operations	—	0.04

Net basic earnings per share	$0.54	$0.34

Diluted earnings per share:
Continuing operations	$0.53	$0.30
Discontinued operations	—	0.03

Net diluted earnings per share	$0.53	$0.33

Options to purchase 6,177,376 shares of common stock at exercise prices ranging from $64.79 to $127.51 and options to purchase 4,399,025 shares of common stock at exercise prices ranging from $69.87 to $127.51 were outstanding at March 28, 2003 and March 29, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The effect of approximately 7.3 million common shares related to the assumed conversion of the zero coupon senior convertible notes due 2022 with an aggregate principal amount at maturity of $641.5 million issued November 2002 has been excluded from the calculation of diluted earnings per share for the three month period ended March 28, 2003 because none of the conditions that would permit conversion of such zero coupon senior convertible notes had been satisfied during the period.

For the three month period ended March 29, 2002, the effect of approximately 4.0 million common shares related to the zero coupon convertible subordinated notes due 2020 were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In December 2002, the Company redeemed a substantial portion of the zero coupon convertible subordinated notes due 2020. For the three month period ended March 28, 2003, the effect of approximately 0.4 million common shares related to the zero coupon convertible subordinated notes due 2020 were dilutive and included in the computation of diluted earnings per share.

10. Comprehensive Income

      The following table summarizes components of comprehensive income for the quarters ended:

	March 28, 2003			March 29, 2002

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
(in millions)	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$1.9	$—	$1.9	$(7.7)	$—	$(7.7)
Unrealized holding gains/(losses) arising during period	0.5	(0.1)	0.4	0.6	(0.2)	0.4

Other comprehensive earnings (loss)	$2.4	$(0.1)	2.3	$(7.1)	$(0.2)	(7.3)

Net earnings			70.2			43.8

Total comprehensive income			$72.5			$36.5

11. Business Segment Information

      The Company operates its business on the basis of a single reportable segment — specialty pharmaceuticals. The Company produces a broad range of ophthalmic products for glaucoma therapy, ocular

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 72.8% and 73.5% of total Company consolidated product net sales for the three month periods ended March 28, 2003 and March 29, 2002, respectively. In the United States, sales to three major wholesale customers represented 37.1% and 45.3% of the Company’s total consolidated product net sales for the three month periods ended March 28, 2003 and March 29, 2002, respectively. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Product Net Sales by Product Line (in millions)	March 28,	March 29,
	2003	2002

Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$221.0	$207.8
Botox®/Neuromodulators	123.1	88.6
Skin Care	25.9	21.8

	370.0	318.2
Other	21.2	—

Net sales	$391.2	$318.2

Geographic Information (in millions)	Net Sales

	March 28,	March 29,
	2003	2002

United States	$264.7	$233.1
Europe	56.3	39.5
Latin America	15.6	19.7
Asia Pacific	21.0	15.0
Other	13.6	10.0

	371.2	317.3
Manufacturing operations	20.0	0.9

Net sales	$391.2	$318.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Long-Lived Assets (in millions)	March 28,	December 31,
	2003	2002

United States	$66.4	$71.8
Europe	28.1	28.8
Latin America	28.1	26.5
Asia Pacific	6.1	13.8
Other	0.4	0.4

	129.1	141.3
Manufacturing operations	302.1	299.6
General corporate	185.3	165.5

Total	$616.5	$606.4

12. Subsequent Events

      On April 25, 2003, the Company’s Board of Directors approved the acquisition of Bardeen Sciences Company, LLC. The acquisition will occur through the exercise of a previously granted equity purchase option, which uses a set formula to determine the option purchase price. The anticipated purchase price is expected to be between approximately $250 and $260 million. Based on a preliminary valuation and in-process research and development study, the Company anticipates that it will write-off substantially all of the purchase price as in-process research and development in the second quarter of 2003.

In April 2003, the Company exchanged in a private offering $30.0 million of its medium term notes which were to mature on April 3, 2003 for new notes due April 3, 2008 with terms that are not substantially different from the terms of the previously existing medium term notes.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

This financial review presents our operating results for the three month periods ended March 28, 2003 and March 29, 2002, and our financial condition at March 28, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 28, 2003.

CRITICAL ACCOUNTING POLICIES

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates we use in applying the critical accounting policies.

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. Additionally, we participate in various managed care sales rebate and other discount programs, the largest of which relates to Medicaid. Sales rebate and discount accruals reduce revenue in the same period the related sale is recorded and are included in “Other accrued expenses” in the unaudited condensed consolidated balance sheets. The accruals for sales rebates and discounts are based on estimates of the proportion of sales that are subject to such rebates and discounts. Historical product returns and rebates and discounts have generally been within the amounts reserved and accrued, respectively.

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. We record valuation allowances against our deferred tax assets when we believe it is not likely that we will realize the benefit of the deferred tax assets. When we establish or reduce the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

CRITICAL ACCOUNTING POLICIES (Continued)

valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations.

DISCONTINUED OPERATIONS

On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business, and Advanced Medical Optics owns and operates what was formerly our optical medical device business. We have no continuing stock ownership interest in Advanced Medical Optics. Our unaudited condensed consolidated financial statements and related notes for the three months ended March 29, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of Advanced Medical Optics as a discontinued operation.

We did not account for our optical medical device business as a separate legal entity. Therefore, the following selected financial data for our discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for our discontinued operations includes allocations of certain of our expenses to those operations. These amounts have been allocated to our discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

Effective with the third quarter of the 2002 fiscal year, we no longer include the results of operations and cash flows of our discontinued optical medical device business in our unaudited condensed consolidated financial statements.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

DISCONTINUED OPERATIONS (Continued)

The following table sets forth, for the period indicated, selected financial data of our discontinued operations.

For Three
Months Ended
March 29,
(in millions)	2002

Net sales	$114.0
Earnings from discontinued operations, net of tax	4.7

During the three months ended March 29, 2002, actual costs incurred by us related to the spin-off of Advanced Medical Optics, including restructuring and duplicate operating expenses, were approximately $20.3 million. This amount excludes approximately $1.9 million in duplicate operating costs incurred during the first quarter of 2002 that were allocated to discontinued operations.

Additionally, management has estimated that approximately $15 million to $20 million of additional annual net costs will be incurred by us associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of Advanced Medical Optics from us. These additional costs began to be incurred during the second half of 2002 and are not reflected in our results of continuing operations for the first quarter of 2002.

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

RESULTS OF CONTINUING OPERATIONS

We operate our business on the basis of a single reportable segment – specialty pharmaceuticals. We produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers. The following discussion reflects our results of continuing operations, unless otherwise indicated.

Management evaluates its various global product portfolios on a revenue basis, which is presented below. Our principal markets are the United States, Europe, Latin America and Asia Pacific. Net sales at constant currency rates is a non-GAAP financial measure. We routinely evaluate our net sales performance at constant currency rates because we believe it provides a useful measure of actual local currency sales performance year over year. We determine the currency effect by comparing adjusted 2003 reported amounts, calculated using 2002 monthly average exchange rates, to the actual 2002 reported amounts.

The following table compares 2003 and 2002 net sales by product line for the first quarter periods:

Net Sales by Product Line (in millions)
	Three Months Ended

	March 28, 2003	March 29, 2002

Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$221.0	$207.8
Botox®/Neuromodulators	123.1	88.6
Skin Care	25.9	21.8

	370.0	318.2
Other	21.2	—

Total Net Sales	$391.2	$318.2

Domestic	72.8%	73.5%
International	27.2%	26.5%

For the quarter ended March 28, 2003, total net sales increased by $73.0 million, or 22.9%, to $391.2 million as compared to net sales of $318.2 million in the first quarter of 2002. Net sales for the current quarter include $21.2 million of other non-pharmaceutical product sales, primarily consisting of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics. Excluding sales of non-pharmaceutical products, net sales increased 16.3% in the first quarter of 2003 compared to net sales from continuing operations in the first quarter of 2002. The impact of foreign currency changes for the three month period ended March 28, 2003 increased net sales by $5.5 million from the prior year comparable period. At constant currency rates, sales increased $67.5 million, or 21.2%. Excluding sales of non-pharmaceutical products, net sales increased 14.6% at constant currency rates in the first quarter of 2003 compared to the same period last year. Sales in the U.S. were 72.8% of total product net sales for the quarter ended March 28, 2003, which represents a 0.7 percentage point decrease over the 73.5% rate for the first quarter of 2002. The decrease

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

in the mix of U.S. sales as a percentage of total product net sales was primarily attributable to an increase in Botox® sales in all of our principal international markets and an increase in international eye care pharmaceutical sales, primarily in Europe.

The $5.5 million impact of foreign currency changes for the three month period ended March 28, 2003 primarily affected the eye care pharmaceutical and Botox® product lines. Eye care pharmaceutical sales were increased by $3.7 million in the first quarter of 2003 compared to sales calculated at constant currency rates, primarily as a result of the strengthening of the Euro, partially offset by weakness in the Brazilian real and other Latin American currencies compared to the U.S. dollar. Botox® sales were increased by $1.8 million compared to the amounts calculated at constant currency rates in the first quarter of 2003, primarily as a result of the strength of the Euro and Japanese yen, partially offset by weakness in the Brazilian real and other Latin American currencies versus the U.S. dollar.

The $73.0 million increase in net sales in the first quarter of 2003 compared to 2002 was primarily the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical sales. Botox® sales increased by $34.5 million, eye care pharmaceutical sales increased by $13.2 million and skin care sales increased by $4.1 million in the first quarter of 2003 compared to the first quarter of 2002. Botox® sales increased as a result of strong growth in both the United States and international markets. Botox® sales growth benefited significantly from the April 2002 approval of Botox® Cosmetic by the U.S. FDA for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger, and to a small degree by the February 2003 approval in France of Vistabel®, the European trade name for Botox® Cosmetic, for the treatment of glabellar lines. We launched sales of Vistabel® in France during March 2003. We believe our worldwide market share is over 85% for neuromodulators, including Botox®. Eye care pharmaceutical sales increased primarily because of strong growth in sales of our glaucoma drug Lumigan®(bimatoprost ophthalmic solution, 0.03%), which grew 80.1% in the first quarter of 2003 compared to the first quarter of 2002, a 3.3% increase in sales of our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, and a net increase in sales of other eye care pharmaceutical products. Skin care sales increased primarily due to strong sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne, and from sales of our new product Avage™, which was launched in the first quarter of 2003.

Our gross margin percentage for the first quarter of 2003 was 82.5% of net sales, which represents a 3.4 percentage point decrease from the 85.9% rate for the first quarter of 2002. Our gross margin percentage decreased in the first quarter of 2003 compared to the first quarter of 2002, primarily as a result of the low margin contract manufacturing sales to Advanced Medical Optics and a slight decrease in gross margin percentage for eye care pharmaceuticals, partially offset by a positive change in the product mix of sales and an increase in

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

gross margin percentage in the Botox® and skin care product lines. Gross margin in dollars increased in 2003 over the first quarter of 2002 by $49.5 million, or 18.1%, as a result of the 22.9% increase in net sales, partially offset by the 3.4 percentage point decrease in gross margin percentage.

Selling, general and administrative (SG&A) expenses were $170.0 million, or 43.5% of net sales, in the first quarter of 2003 compared to $147.9 million, or 46.5%, of net sales in the first quarter of 2002. The increase in SG&A dollars was a result of higher promotion, selling and marketing expenses supporting the increase in consolidated sales, especially for Lumigan®, Alphagan® P and Botox® sales in the United States and Lumigan® and Botox® sales in Europe, and higher selling and marketing expenses supporting the product launches of Vistabel®, Restasis™, Zymar™ and Avage™, partially offset by a decrease in general and administrative costs, which included $7.1 million of duplicate operating expenses in the first quarter of 2002 and none in the first quarter of 2003 associated with the spin-off of Advanced Medical Optics. Duplicate operating expenses in 2002 included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the spin-off of Advanced Medical Optics. As a percentage of net sales, SG&A declined in the first quarter of 2003 compared to the first quarter of 2002, due primarily to the elimination of duplicate operating expenses in 2003 and lower selling and marketing expenses as a percentage of sales.

Research and development expenses increased in the first quarter of 2003 by $1.9 million, or 3.5%, to $55.9 million compared to $54.0 million for the same period last year. Research and development spending in the first quarter of 2002 included $4.0 million of milestone payments related to two separate collaboration relationships. Excluding the effect of these milestone payments, research and development expenses increased $5.9 million, or 11.8%, in the first quarter of 2003 compared to the adjusted amount in the first quarter of 2002. Research and development spending increased in 2003 compared to 2002 primarily as a result of higher rates of investment in Botox®, partially offset by a decline in eye care pharmaceutical research and development due to a shift in the timing of scheduled key research and development programs to the remainder of 2003. If we complete the intended acquisition of Bardeen Sciences Company, we anticipate that research and development expenses as a percentage of net sales will be between 17.5% and 18.0% for the full year 2003, excluding the anticipated effect of any write-off of in-process research and development. See Note 12 to the unaudited condensed consolidated financial statements for a discussion of the anticipated acquisition of Bardeen Sciences Company.

During the first quarter of 2002, we recorded a $13.2 million pre-tax restructuring charge representing certain costs incurred in connection with a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. These costs consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs.

Operating income in the first quarter of 2003 was $97.8 million compared to $59.1 million for the first quarter of 2002. The $38.7 million increase was due primarily to the $49.5 million increase in gross margin, partially offset by the increase in SG&A and research and development expenses and

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

the absence of a restructuring charge in 2003 compared to a $13.2 million restructuring charge in the first quarter of 2002.

Total net non-operating income in the first quarter of 2003 was $0.1 million compared to net non-operating expenses of $5.0 million in the first quarter of 2002. Interest income in the first quarter of 2003 was $4.1 million, an increase of $0.5 million compared to interest income of $3.6 million in the same period last year. The increase in interest income in the first quarter of 2003 was due to higher average cash and equivalent balances earning interest compared to the same period in 2002. Interest expense declined $0.6 million to $3.7 million in the first quarter of 2003 compared to $4.3 million in the first quarter of 2002 primarily due to the net effect of the November 2002 issuance of our zero coupon convertible senior notes due 2022 at an annual effective rate of 1.25% combined with the December 2002 redemption of a substantial portion of our zero coupon convertible subordinated notes due 2020, which accrued interest at 2.5% annually. We recorded an unrealized loss on derivative instruments of $0.8 million in the first quarter of 2003 compared to an unrealized loss of $0.6 million in the first quarter of 2002. We record as “Unrealized gains/(losses) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Loss on investments in the first three months of 2003 was $0.3 million compared to a loss of $8.0 million in the same period last year. The loss in the first quarter of 2002 of $8.0 million was associated with the other than temporary decline of our equity investment in ISTA Pharmaceuticals, Inc. Other, net income was $0.8 million in the first quarter of 2003 compared to income of $4.3 million in the first quarter of 2002. In the first quarter of 2002,  Other, net included a $5.0 million benefit resulting from the settlement of a collaboration relationship.

The effective tax rate for the first three months of 2003 was 28.0%, an increase of 0.3% compared to the effective tax rate of 27.7% in the first quarter of 2002, and was the same rate as the full year 2002 effective tax rate of 28.0%.

Earnings from continuing operations in the first quarter of 2003 were $70.2 million compared to $39.1 million for the same period last year. The $31.1 million increase in earnings from continuing operations in the first quarter of 2003 was primarily the result of the increase in operating income of $38.7 million and the increase in total net non-operating income of $5.1 million, partially offset by the increase in the provision for income taxes of $12.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

repurchase program; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

The net cash provided by operating activities for the three months ended March 28, 2003 was $118.2 million compared to cash used of $9.0 million for the three months ended March 29, 2002. The increase in net cash provided by operating activities of $127.2 million was primarily due to an increase in earnings from continuing operations, including the effect of non-cash items, a decrease in trade receivables and other current assets in the first three months of 2003 compared to increases in these balances in the same 2002 period, a decline in income taxes and interest paid, an increase in income taxes payable and lower pension contributions affecting the increase in other non-current assets. These increases were partially offset by an increase in inventories primarily resulting from the first build of inventories to support the anticipated product launches of Restasis™ and Zymar™ in the second quarter of 2003. In the first three months of 2003, we paid pension contributions of $2.0 million to our U.S. defined benefit pension plan, compared to $31.5 million in the same 2002 period. In 2003, we expect to pay consolidated pension contributions of between $10 million and $15 million.

Cash used in investing activities in the first quarter of 2003 was $19.4 million. Cash used in investing activities in the first quarter of 2002 was $8.2 million. We invested $17.0 million in new facilities and equipment during the three months ended March 28, 2003 compared to $7.6 million during the same period in 2002. We currently expect to invest between $140 million and $160 million in total construction costs for our new research and development facility located in Irvine, California, expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2003.

Cash provided by financing activities was $3.4 million in the first quarter of 2003 compared to cash used of $100.5 million in the first quarter of 2002. Dividends paid to stockholders were $11.7 million in both the first quarter of 2003 and 2002. On April 25, 2003 the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 12, 2003 to stockholders of record on May 15, 2003. Receipts from the sale of stock to employees were $12.3 million in the first three months of 2003 compared to $4.0 million in the same period last year. Additionally, during the first quarter of 2002, we borrowed $72.1 million under commercial paper arrangements and repurchased $163.5 million of treasury stock. We did not repurchase any treasury stock in the first quarter of 2003. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. We are uncertain as to the level of treasury stock repurchases to be made in the future.

Net cash provided by discontinued operations in the first quarter of 2002 was $18.7 million.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of March 28, 2003, we had a committed domestic long-term credit facility, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we may use for a new medium term note program. The credit facility allows for borrowings of up to $300 million through 2007. The commercial paper program also provides for up to $300 million in borrowings. However, we do not currently intend to have combined borrowings under our committed credit facility and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $10.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. As of March 28, 2003, we had no borrowings under our committed credit facility or commercial paper program and $55.0 million in borrowings outstanding under the medium term note program. In April 2003, we exchanged in a private offering $30.0 million of our medium term notes which were to mature on April 3, 2003 for new notes due April 3, 2008 with terms that are not substantially different from the terms of the previously existing medium term notes.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. As of March 28, 2003, the conversion criteria had not been met.

On December 20, 2002, we redeemed a substantial portion of our zero coupon convertible subordinated notes due 2020 which accrue interest at 2.5% annually. At March 28, 2003, the remaining net book value of the zero coupon convertible subordinated notes outstanding was $45.6 million after adjusting for the unamortized discount. We currently intend to retire in November 2003 the remaining net book value of the zero coupon convertible subordinated notes not redeemed in 2002.

A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We plan to use these funds in our operations outside the United States. As of December 31, 2002, we had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes have not been provided. Tax costs could be incurred if these funds were remitted to the United States.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.

Bardeen Sciences Company, LLC

On April 25, 2003, our Board of Directors approved the acquisition of Bardeen Sciences Company, LLC (“Bardeen”). The acquisition will occur through the exercise of a previously granted equity purchase option, which uses a set formula to determine the option purchase price. The anticipated purchase price is expected to be between approximately $250 million and $260 million, which we expect to fund from our existing cash and equivalents.

In April 2001, we contributed the rights to certain compounds and research projects (consisting of the following: memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project, and a retinal disease project (the “Portfolio”)) to Bardeen in exchange for future commercialization rights and a contingent call option (the “Option”). The Option became exercisable in April 2003 and as reported in Note 12 to the unaudited condensed consolidated financial statements, our Board of Directors on April 25, 2003 approved the exercise of the Option and acquisition of Bardeen, which is expected to occur during the second calendar quarter of 2003.

Under certain circumstances, additional compounds and projects could have been and were added to the Portfolio. The selection of those compounds required unanimous Bardeen board approval. The Portfolio does not consist of proprietary basic technology necessary to our ongoing operations.

Bardeen was formed for the purpose of researching, developing and commercializing human pharmaceutical compounds and products. Bardeen is wholly-owned by an independent third-party investor entity, Farallon Pharma Investors (the “Investor”), which committed $250 million in capital investment to Bardeen over a five-year strategic plan period. Neither we nor any of our officers or directors own any interest in the Investor nor, prior to the closing of our Option exercise, any interest in Bardeen. The Investor has voting control of Bardeen and has the substantive risks and rewards of ownership of Bardeen. We have certain protective rights but, prior to the closing of our Option exercise, maintain no operational control over Bardeen. We have the right to nominate one member of Bardeen’s 5-member board of directors. Dr. Lester Kaplan, our Corporate Vice President of Research and Development, was selected to serve on the Bardeen board. Other than Dr. Kaplan’s service as a Bardeen board member, none of our employees, officers or directors serves as an employee, officer or director of Bardeen.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The commercialization rights, which were guaranteed through expiration or exercise of the Option and would have existed at Bardeen’s discretion thereafter, would have permitted us to market products developed from the compounds contributed to Bardeen worldwide, subject to a market-rate royalty on net sales. In addition, we had the right, at any time before the Option was exercised or would have expired, to acquire a separate option to purchase rights to any one product for a payment of $25 million. This option would have allowed us to buy non-exclusive royalty free rights to any one product that has been approved for sale by the U.S. FDA or other regulatory body at the then-current fair market value of such rights. We did not exercise our right to acquire the product purchase option.

Bardeen has engaged us to perform certain research and development services for Bardeen. However, Bardeen has the right at any time and for any reason to terminate its research and development agreement with us and to use a third-party research and development provider on 60-days advance notice. Our Option, which we expect to exercise, provides us with the right to buy all, but not less than all, of the Investor equity in Bardeen for an option price described in the option agreement.

The Investor’s obligations to continue to fund Bardeen are affected by certain events, including our ability to adequately perform research and development services for Bardeen, our ability to meet our obligations, and changes of control of our company. In the event that the Investor is relieved of its obligation to fund Bardeen as a result of any of the foregoing, a funding shortfall would likely occur, as defined in the option agreement. If the Option is not exercised, it will expire by the earlier of five years from the date of the parties’ agreement or 60 days after a funding shortfall.

The option price takes into account the amount of research and development funds expended at risk by Bardeen on the Portfolio and the time that has elapsed since the effective date of the parties’ option agreement. As mentioned in Note 12 to the unaudited condensed consolidated financial statements, we believe the Option price will be between approximately $250 and $260 million. If not exercised in the second calendar quarter of 2003, the option price would be greater in later periods, as Bardeen expended additional funds on research and development. Neither Bardeen nor the Investor had the ability to require us to exercise the Option or to require us to provide any funding to Bardeen, and we did not provide any funding to Bardeen. In the event we did not exercise the Option, Bardeen would have the ability to sell compounds or products to other third parties.

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
OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

we recognize revenues and related costs as services are performed under such agreement as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying unaudited condensed consolidated statements of earnings. For the three month period ended March 28, 2003, we recognized $9.8 million and $8.9 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen. For the three month period ended March 29, 2002, we recognized $9.5 million and $8.6 million in research revenues and research costs, respectively, under the Research and Development Services Agreement with Bardeen. See Note 12, “Subsequent Events” in the Notes to the unaudited condensed consolidated financial statements.

ALLERGAN, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Certain Factors and Trends Affecting Allergan and its Businesses

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

To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure you that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. We record current changes in the fair value of open foreign currency option contracts as “Unrealized gains (losses) on derivative instruments, net” and record the gains and losses realized from settled option contracts in “Other, net” in the accompanying Unaudited Condensed Consolidated Statements of Earnings. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying Unaudited Condensed Consolidated Statements of Earnings. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and are amortized to other, net over the life of the options.

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

At March 28, 2003, we had approximately $13.7 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

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

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

From time to time, we enter into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues and challenges. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

All of our outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Current changes in the fair value of the foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

Probable but not firmly committed transactions are comprised of sales of our products and purchases of raw material in currencies other than the U.S. Dollar. A majority of these sales are made through our subsidiaries in Europe, Asia (particularly Japan), Canada and Brazil. We purchase foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real. Current changes in the fair value of the foreign currency option contracts are recorded through earnings as “Unrealized gains (losses) on derivative instruments, net” in the accompanying unaudited condensed consolidated statements of earnings.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments which express our opinions about trends and factors which may impact future operating results. Disclosures which use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve certain risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

We operate in a highly competitive business.

The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively market and otherwise promote products, including communications regarding the effectiveness, safety and value of products to actual and prospective customers. Our competitors often have greater resources than us. This enables them, among other things, to spread their research and development costs over a broader revenue base. In addition to product development and effective promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, customer service and access to technical information. It is possible that developments by our competitors could make our products or technologies noncompetitive or obsolete. In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally.

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

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

In April 2002, the FDA approved Botox® Cosmetic for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media may produce negative reports on the efficacy, safety or side effects of Botox® Cosmetic, which could negatively impact consumer perceptions of the product and cause demand to decline. We cannot assure you that consumers will continue to prefer Botox® Cosmetic over other treatment options, or that we can or will respond in a timely manner to changes in consumer preferences.

We could experience difficulties creating the raw material needed to produce Botox®.

The manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

We may experience losses due to product liability claims, product recalls or corrections.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. Additionally, our products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. These events, among others, could result in additional regulatory controls that could limit the circumstances under which our products are prescribed or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek other alternatives to our products, even if our products are ultimately determined not to have been the primary cause of the event, thereby decreasing our sales.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

various legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. If these measures become law, and if these measures impose price controls or otherwise negatively impact our prices, our revenues and financial condition could be materially and adversely affected. We encounter similar regulatory and legislative issues in most other countries outside the United States.

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

Our business is subject to other risks generally associated with doing business internationally, including political unrest, hostilities and changing economic conditions in countries where our products are sold or manufactured or in other countries. We cannot assure you that we can successfully manage these risks or avoid their effects.

If we are unable to obtain and maintain adequate patent protection for the technologies incorporated into our products, our business and results of operations could suffer.

Patent protection is generally important in the pharmaceutical industry. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to such products. Generic drug manufacturers are challenging the patents covering several of our products. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with third parties, including partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses and losses or prevent us from selling our products.

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings,” at page 41 and Note 8, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(d) of Part I of this report for information on current patent litigation.

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

Our future performance will be affected by the market acceptance of products such as Lumigan® and Alphagan® P, as well as FDA approval of new indications for products such as Botox®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that we are currently developing may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development and commercialization

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In connection with our proposed acquisition of Bardeen Sciences Company, LLC (“Bardeen”), we will acquire the right to continue researching and developing certain compounds for commercialization. We expect the purchase price for Bardeen to be between approximately $250 million and $260 million. As with any compounds or products that we are developing for commercialization, we cannot assure you that compounds in development by Bardeen will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.

We may acquire companies in the future and these acquisitions could disrupt our business.

As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or result in significant charges to earnings that may adversely affect our stock price and financial condition. We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If we are unable to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. For example, in connection with our proposed acquisition of Bardeen, we may not be able to realize the expected benefit of compounds under development by Bardeen and may ultimately need to incur greater than expected research and development expenses following the acquisition. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, our products or those of our customers and the products of companies we acquire may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

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

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

ALLERGAN, INC.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

================================================================================

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

     The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, we filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted our motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial is presently scheduled for June 2, 2003. We have also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 9, 2002, we filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” We filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In our complaint, we asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, we filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on our appeal. On March 28, 2003, the court affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, we filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On April 14, 2003, the United States Court of Appeals for the Federal Circuit invited Alcon and Bausch & Lomb to respond to our Petition for Rehearing En Banc. On April 28, 2003, Alcon and Bausch & Lomb responded to our Petition for Rehearing En Banc.

On August 29, 2002, a complaint entitled “Gary F. Lyons & Associates, Inc. v. Pacific National Group, Inc., Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Orange. The complaint alleges, among other things, breach of contract by Pacific National Group, a general contractor we retained to design and construct certain buildings on our Irvine, California campus. Subsequently, nine additional lawsuits were filed in Orange County Superior Court by other subcontractors working on the same construction project, each alleging similar claims for payment under contract from Pacific National Group. Each

Allergan, Inc.

Item 1. Legal Proceedings. (Continued)

lawsuit includes us as a defendant under causes of action to foreclose mechanics’ liens and/or enforce stop notices filed in connection with the project. On January 31, 2003, the court issued an order consolidating each of the foregoing lawsuits. On January 17, 2003, a complaint entitled “Pacific National Group, Inc. v. Allergan Sales, LLC, et al.” was filed in Orange County Superior Court alleging, among other things, breach of contract by us in connection with the same construction project. On February 18, 2003, we filed our answers to the complaints in the consolidated action and filed a cross-complaint against Pacific National Group and its subcontractors. On March 5, 2003, March 19, 2003, April 9, 2003 and April 25, 2003, four of the plaintiffs voluntarily dismissed us from their respective complaints.

On September 27, 2002, we filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. We asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application. On March 27, 2003, the parties agreed to stay this action pending the outcome of the decision by the United States Court of Appeals for the Federal Circuit in the above-described lawsuit with Alcon and Bausch & Lomb. On April 3, 2003, the court entered an order staying the action. The parties have subsequently agreed to continue the stay pending the United States Court of Appeals for the Federal Circuit’s resolution of our Petition for Rehearing En Banc in the above-described lawsuit with Alcon and Bausch & Lomb.

On October 15, 2002, the United States Patent Office granted us a new patent related to Alphagan® entitled “Method of Using (2-Imidazolin-2-Ylamino) Quinoxalines in Treating Ocular Neural Injury” (U.S. Patent No. 6,465,464) (the “464 Patent”). On December 16, 2002, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” In this lawsuit, we asked the court to find that the ‘464 Patent is valid and infringed by the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications. On December 23, 2002, Alcon and Bausch & Lomb filed a complaint entitled “Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated v. Allergan, Inc., et al.” in the United States District Court for the Central District of California. In their complaint, Alcon and Bausch & Lomb asked the court to declare the ‘464 Patent invalid and to declare that the drug products sought to be approved in the above-referenced Alcon and Bausch & Lomb Abbreviated New Drug Applications do not infringe the ‘464 Patent. On December 30, 2002, Alcon and Bausch & Lomb filed a motion to transfer the pending Delaware case to the United States District Court for the Central District of California. On January 23, 2003, Bausch & Lomb filed a motion for summary judgment in the pending California case. On January 24, 2003, Alcon filed a motion for summary judgment in the pending California case. On January 24, 2003, we filed a motion to dismiss the pending California case. Oral argument on our motion to dismiss was

Allergan, Inc.

Item 1. Legal Proceedings. (Continued)

heard on February 24, 2003. On February 25, 2003, the United States District Court for the Central District of California stayed the California case pending the decision of the United States District Court for the District of Delaware on the motion to transfer. On February 25, 2003, the United States District Court for the District of Delaware granted Alcon’s and Bausch & Lomb’s motion to transfer the pending Delaware case to the United States District Court for the Central District of California. Oral argument on Alcon’s and Bausch & Lomb’s motions for summary judgment was heard on March 17, 2003. On April 3, 2003, the court issued an order consolidating the cases and granting Alcon’s and Bausch & Lomb’s motions for summary judgment.

On November 21, 2002, we filed a complaint in the United States District Court for the District of Delaware entitled “Allergan, Inc., et al. v. Elan Pharmaceuticals, Inc.” In the complaint, we allege that Elan’s Myobloc® product infringes a patent held by us covering the use of botulinum toxin type B for cervical dystonia. On February 7, 2003, Elan filed an answer denying the allegations in our complaint, and also filed a counterclaim alleging inequitable conduct and antitrust violations in connection with the prosecution and enforcement of the patent. Trial is presently scheduled for October 25, 2004.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contains, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. We were served with the complaint on February 25, 2003. On March 26, 2003, we filed and served a demurrer that challenges the adequacy of the allegations in the complaint. Oral argument on the demurrer is currently scheduled to be heard on July 21, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us are not affected by this Request for Dismissal.

Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, we believe that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on our consolidated financial position, liquidity and results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of the litigation in which we are a party or the impact on us of an adverse ruling in such litigation.

Allergan, Inc.

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

99.1	Certification of Chief Executive Officer Required Under 18 U.S.C. § 1350, as Created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Required Under 18 U.S.C. § 1350, as Created by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2003	ALLERGAN, INC.

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

Date: May 6, 2003

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

Date: May 6, 2003

/s/ Eric K. Brandt

Eric K. Brandt
Corporate Vice President and Chief Financial Officer

Exhibit Index

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description

99.1	Certification of Chief Executive Officer Required Under 18 U.S.C. § 1350, as Created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Required Under 18 U.S.C. § 1350, as Created by Section 906 of the Sarbanes-Oxley Act of 2002.