Form 10-Q
period 2003-06-27
ALLERGAN INC
filed 2003-08-05
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 1-10269

ALLERGAN, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-1622442 (I.R.S. Employer Identification No.)

2525 DUPONT DRIVE, IRVINE, CALIFORNIA (Address of Principal Executive Offices)	92612 (Zip Code)

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

As of July 25, 2003 there were 134,254,772 shares of common stock outstanding (including 3,681,534 shares held in treasury).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES
Item 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 2003

INDEX

Page
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
(A) Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended June 27, 2003 and June 28, 2002	3
(B) Unaudited Condensed Consolidated Balance Sheets — June 27, 2003 and December 31, 2002	4
(C) Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended June 27, 2003 and June 28, 2002	5
(D) Notes to Unaudited Condensed Consolidated Financial Statements	6-23
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24-39
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40-44
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES	45-51
ITEM 4 — CONTROLS AND PROCEDURES	52
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	53-55
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	55-56
SIGNATURE	57
EXHIBITS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months		Six months
	ended		ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Product sales
Net sales	$441.5	$338.0	$832.7	$656.2
Cost of sales	80.1	46.3	148.5	91.2

Product gross margin	361.4	291.7	684.2	565.0
Research services
Research service revenues	6.2	8.7	16.0	18.2
Cost of research services	5.6	7.9	14.5	16.5

Research services margin	0.6	0.8	1.5	1.7
Operating costs and expenses
Selling, general and administrative	184.3	184.5	354.3	332.4
Research and development	355.7	57.3	411.6	111.3
Restructuring charge and asset write-offs	—	50.7	—	63.9

Operating income (loss)	(178.0)	—	(80.2)	59.1

Non-operating income (expense)
Interest income	4.0	3.3	8.1	6.9
Interest expense	(4.6)	(4.5)	(8.3)	(8.8)
Unrealized loss on derivative instruments	(0.2)	(3.7)	(1.0)	(4.3)
Gain (loss) on investments	0.1	—	(0.2)	(8.0)
Other, net	(2.2)	1.7	(1.4)	6.0

	(2.9)	(3.2)	(2.8)	(8.2)

Earnings (loss) from continuing operations before income taxes and minority interest	(180.9)	(3.2)	(83.0)	50.9
Provision (benefit) for income taxes	(73.4)	(0.8)	(46.0)	14.2
Minority interest expense	0.4	0.3	0.7	0.3

Earnings (loss) from continuing operations	(107.9)	(2.7)	(37.7)	36.4
Earnings from discontinued operations, net of applicable income tax expense of $4.1 million and $7.0 million for the three and six month periods ended 2002, respectively	—	6.5	—	11.2

Net earnings (loss)	$(107.9)	$3.8	$(37.7)	$47.6

Basic:
Continuing operations	$(0.83)	$(0.02)	$(0.29)	$0.28
Discontinued operations	—	0.05	—	0.09

Net basic earnings (loss) per share	$(0.83)	$0.03	$(0.29)	$0.37

Diluted:
Continuing operations	$(0.83)	$(0.02)	$(0.29)	$0.28
Discontinued operations	—	0.05	—	0.08

Net diluted earnings (loss) per share	$(0.83)	$0.03	$(0.29)	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 27,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$643.9	$774.0
Trade receivables, net	222.4	220.6
Inventories	75.8	70.4
Other current assets	122.0	135.2

Total current assets	1,064.1	1,200.2
Investments and other assets	336.6	228.6
Property, plant and equipment, net	373.3	352.0
Goodwill	8.5	7.8
Intangibles, net	11.3	18.0

Total assets	$1,793.8	$1,806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$66.5	$89.7
Accounts payable	94.7	82.0
Accrued expenses	182.5	173.7
Income taxes	29.3	58.2

Total current liabilities	373.0	403.6
Long-term debt	55.2	25.4
Long-term convertible notes, net of discount	504.1	501.0
Other liabilities	69.9	66.4
Commitments and contingencies
Minority interest	2.3	1.9
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	348.9	336.3
Accumulated other comprehensive loss	(61.8)	(73.4)
Retained earnings	759.4	871.7

	1,047.8	1,135.9
Less — treasury stock, at cost (3,841,000 and 4,757,000 shares)	(258.5)	(327.6)

Total stockholders’ equity	789.3	808.3

Total liabilities and stockholders’ equity	$1,793.8	$1,806.6

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six months
	ended

	June 27,	June 28,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings (loss) from continuing operations	$(37.7)	$36.4
Non-cash items included in earnings (loss):
Restructuring charge and asset write-offs	—	65.0
Depreciation and amortization	26.7	23.1
In-process research & development	278.8	—
Amortization of original issue discount	3.7	5.3
Deferred income tax benefit	(99.8)	(19.1)
Loss on investments and assets	1.1	8.0
Unrealized loss on derivative instruments	1.0	4.3
Minority interest expense	0.7	0.3
Expense of compensation plans	4.8	5.5
Changes in assets and liabilities:
Trade receivables	3.9	(61.4)
Inventories	(3.4)	(7.9)
Other current assets	(1.4)	5.7
Accounts payable	9.0	21.5
Accrued expenses and other liabilities	(0.7)	13.1
Income taxes	(12.5)	(28.8)
Other non-current assets	(12.6)	(39.2)

Net cash provided by operating activities	161.6	31.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(38.9)	(26.2)
Acquisition, net of cash acquired	(251.8)	—
Other, net	(5.0)	(9.8)

Net cash used in investing activities	(295.7)	(36.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(23.4)	(23.4)
Net borrowings under commercial paper obligations	—	72.1
Net borrowings (repayments) of notes payable	5.9	(52.6)
Sale of stock to employees	30.2	17.2
Net borrowings of long-term debt	—	22.2
Payments to acquire treasury stock	(17.7)	(175.0)

Net cash used in financing activities	(5.0)	(139.5)

Net cash provided by discontinued operations	—	145.4
Effect of exchange rate changes on cash and equivalents	9.0	(4.9)

Net decrease in cash and equivalents	(130.1)	(3.2)
Cash and equivalents at beginning of period	774.0	775.0

Cash and equivalents at end of period	$643.9	$771.8

Supplemental disclosure of cash flow information
Cash paid for the six months ended:
Interest (net of capitalization)	$15.1	$12.8

Income taxes	$59.2	$39.2

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002. The results of operations for the six months ended June 27, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards under the incentive compensation plan and the nonemployee director equity incentive plan. Had compensation expense for the Company’s stock options under the incentive compensation plan and the nonemployee director equity incentive plan been recognized based upon the fair value for awards granted, the Company’s net earnings (loss) would have been reduced to the following pro forma amounts:

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
(in millions, except per share amounts)	2003	2002	2003	2002

Net earnings (loss), as reported	$(107.9)	$3.8	$(37.7)	$47.6
Add stock-based compensation expense included in reported net earnings (loss), net of tax	0.3	0.4	0.7	0.9
Deduct stock-based compensation expense determined under fair value based method, net of tax	(9.8)	(9.1)	(19.3)	(18.0)

Pro forma net earnings (loss)	$(117.4)	$(4.9)	$(56.3)	$30.5

Earnings (loss) per share:
As reported basic	$(0.83)	$(0.03)	$(0.29)	$0.37
As reported diluted	$(0.83)	$(0.03)	$(0.29)	$0.36
Pro forma basic	$(0.90)	$(0.04)	$(0.43)	$0.23
Pro forma diluted	$(0.90)	$(0.04)	$(0.43)	$0.23

These pro forma effects are not indicative of future amounts.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Discontinued Operations

     On June 29, 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc. (“AMO”), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The common stock of Advanced Medical Optics, Inc. began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, the Company continues to own and operate its specialty pharmaceutical business, and AMO owns and operates what was formerly the Company’s optical medical device business. The Company has no continuing stock ownership interest in AMO. The Company’s unaudited condensed consolidated financial statements and related notes for the six months ended June 28, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.

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

The following table sets forth, for the periods indicated, selected financial data of the Company’s discontinued operations.

	June 28, 2002

	Three	Six
(in millions)	months ended	months ended

Net sales	$137.7	$251.7
Earnings from discontinued operations, net of tax	6.5	11.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As part of the spin-off of AMO, Allergan and AMO have entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement. The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO recovers costs from Allergan in a similar manner for services provided by AMO. With limited exceptions, all transitional services have terminated. Only those transitional services originally scheduled to extend beyond the 12-month period following the spin-off have continued beyond June 27, 2003.

Under the manufacturing and supply agreement, Allergan manufactures certain contact lens care products and VITRAX for a period of up to three years from the date of the distribution. Under the manufacturing agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%.

The tax sharing agreement governs Allergan’s and AMO’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan is liable for all pre-distribution taxes attributable to its business, and AMO will indemnify Allergan for all pre-distribution taxes attributable to AMO’s business for the current taxable year. In addition, the tax sharing agreement provides that Allergan is generally liable for taxes that are incurred as a result of restructuring activities undertaken to effect the distribution.

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

3. Bardeen Sciences Company, LLC

     On May 16, 2003, the Company completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC (“Bardeen”) from Farallon Pharma Investors, LLC (“Farallon”) for an aggregate purchase price of $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. The Company accounted for the acquisition as a purchase of net assets and not as a business

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

combination since Bardeen had no revenue producing operations, no employee base or self-sustaining operations among other things at the acquisition date. The Company acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds under development and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

Bardeen was formed in April 2001 upon the contribution of a portfolio of pharmaceutical compounds and research projects by the Company and the commitment of a $250 million capital investment by Farallon. In return for its contribution of the portfolio, the Company received certain commercialization rights to market products developed from the compounds comprising the portfolio. In addition, the Company acquired an option to purchase rights to any one product and a separate option to purchase all of the outstanding equity interests of Bardeen at an option price based on the amount of research and development funds expended by Bardeen on the portfolio and the time elapsed since the effective date of the option agreement. Neither the Company nor any of its officers or directors owned any interest in Bardeen or Farallon prior to the acquisition of the outstanding interests.

The Company determined that the assets acquired consisted entirely of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state. The Company reached this conclusion based on discussions with its business development and R & D personnel, review of long-range product plans and review of a valuation report prepared by a third-party valuation specialist. The Company consulted with its independent auditor in arriving at the determination to record a charge to in-process research and development expense of $278.8 million during the quarter ended June 27, 2003 as a result of this transaction.

The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets – In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

From the time of Bardeen’s formation until the acquisition date, the Company performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between the Company and Bardeen under which all such activities were fully funded by Bardeen and services were performed on

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, the Company recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research services revenues in the accompanying unaudited condensed consolidated statements of operations. For the quarter and six month period ended June 27, 2003, the Company recognized $6.2 million and $16.0 million in research revenues, respectively, and $5.6 million and $14.5 million in research costs, respectively, under the research and development services agreement with Bardeen. For the quarter and six month period ended June 28, 2002, the Company recognized $8.7 million and $18.2 million in research revenues, respectively, and $7.9 million and $16.5 million in research costs, respectively, under the research and development services agreement with Bardeen.

4. Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

     During the year ended December 31, 2002, the Company recorded a $63.5 million pre-tax charge, associated with the AMO spin-off, as more fully described in Note 2, Discontinued Operations. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The assets written off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. During 2003 the Company adjusted its restructuring charge estimates, resulting in certain reclassifications between restructuring activities, but no change in the net restructuring charge.

The restructuring and spin-off activities included a workforce reduction of 263 positions consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of June 27, 2003, severance payments totaling $12.3 million have been made to 231 terminated employees since January 2002. A total of 18 and 7 manufacturing positions for the year ended December 31, 2002 and for the six months ended June 27, 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas within the Company. As a result, the Company recorded a $0.7 million reduction in the net restructuring charge during 2002 and a $0.5 million reduction in the restructuring accrual in 2003, which was included in the “Adjustments to net charge during 2003” for the quarter and six month period ended June 27, 2003, as reported in the table below. The majority of the remaining seven positions, consisting of one manufacturing and six

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

selling, general and administrative positions, are currently expected to be eliminated by December 2003.

The following table presents the cumulative restructuring activities through June 27, 2003 resulting from the 2002 restructuring charge and asset write-offs:

	Charges	Facility
	for	Closure
	Employees	and
	Involuntarily	Consolidated	Asset	Other	Total
(in millions)	Terminated	Costs	Write-offs	Costs	Restructuring

Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.4)	(0.8)	—	1.2	—
Assets written-off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.3)	(0.8)	—	(4.2)	(17.3)

Balances as of June 27, 2003	$0.8	$—	$—	$3.1	$3.9

During the three and six month periods ended June 28, 2002 the Company incurred $30.1 million and $37.2 million, respectively, of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate in the unaudited condensed consolidated statements of operations.

5. Accounting Standards

Recently Adopted Accounting Standards

     In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

compensation. The Company has not yet decided to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the Company’s consolidated financial statements. As required by the provisions of SFAS No. 148, the Company has provided interim footnote disclosure of the effect of the fair value based method of accounting for stock-based employee compensation on the Company’s unaudited condensed consolidated financial statements included herein. See Note 1, Stock-Based Compensation.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in earnings from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

discontinued operation would be included in the results of discontinued operations. Implementation of the provisions of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company does not believe the adoption of the provisions of SFAS No. 149 will have a material effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

6. Intangibles

	June 27, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
(in millions)	Amount	Amortization	(in years)	Amount	Amortization	(in years)

Amortizable Intangible Assets:
Licensing	$7.3	$(0.5)	5.0	$0.3	$(0.2)	5.0
Trademarks	3.3	(1.3)	15.0	3.3	(1.1)	15.0
Product marketing and other rights	—	—	—	12.8	—	—
Other	1.9	(0.3)	3.0	2.1	(0.1)	2.7

	12.5	(2.1)	7.3	18.5	(1.4)	9.9
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$13.4	$(2.1)		$19.4	$(1.4)

Product marketing and other rights consisted primarily of the following contractual rights held by the Company: an option to purchase any one product developed by Bardeen at its then fair market value for a payment of $25 million; commercialization rights which are triggered only upon FDA (or similar regulatory body) acceptance of any product developed by Bardeen; and an option by the Company to purchase all but not less than all, upon the occurrence of certain events, of the outstanding equity interests in Bardeen. Prior to their exercise, the product marketing and other rights were not amortizable. On May 16, 2003, the Company exercised its option to acquire all of the outstanding equity interests in Bardeen. As a result, the value of the Bardeen product marketing and other rights was included in

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the purchase price and related purchase price allocation. See Note 3, Bardeen Sciences Company, LLC.

Aggregate amortization expense for amortizable intangible assets for the quarters ended June 27, 2003 and June 28, 2002 was $0.5 million and $0.1 million, respectively, and $0.7 million and $0.2 million for the six month periods ended June 27, 2003 and June 28, 2002, respectively. Estimated amortization expense is $1.8 million for 2003, $2.3 million for 2004, $1.9 million for 2005, $1.7 million for 2006 and $1.5 million for 2007.

Goodwill	June 27,	December 31,
(in millions)	2003	2002

Goodwill:
United States	$4.6	$4.6
Europe	0.7	0.6
Latin America	3.0	2.4
Other	0.2	0.2

	$8.5	$7.8

There was no activity related to goodwill during the quarter or six month period ended June 27, 2003. The change in goodwill balances are the result of foreign currency translation.

7. Inventories

Components of inventories were:
	June 27,	December 31,
(in millions)	2003	2002

Finished goods	$38.0	$32.2
Work in process	17.6	21.0
Raw materials	20.2	17.2

Total	$75.8	$70.4

8. Income Taxes

     Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. For 2003, the estimated annual effective tax rate has been adjusted by the tax effect of the U.S. based in-process research and development charge. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations. The Company and its domestic subsidiaries file a consolidated

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

U.S. federal income tax return. Such returns have either been audited or settled through statute expiration up through and including the year 1999. The Company believes the additional tax liability, if any, from future examinations of subsequent years will not have a material effect on the financial position of the Company.

9. Litigation

     The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, the Company filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted the Company’s motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial on the remaining issues was held from June 2, 2003 to June 20, 2003. Closing arguments are presently scheduled to be heard on August 29, 2003. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 9, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” The Company filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In its complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, the Company filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on the Company’s appeal. On March 28, 2003, the court affirmed the decision of the district court granting summary judgment in favor of Alcon

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

and Bausch and Lomb. On April 7, 2003, the Company filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied the Company’s Petition for Rehearing En Banc.

On September 27, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. The Company asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application. On March 27, 2003, the parties agreed to stay this action pending the outcome of the decision by the United States Court of Appeals for the Federal Circuit in the above-described lawsuit with Alcon and Bausch & Lomb. On April 3, 2003, the court entered an order staying the action. The parties subsequently agreed to continue the stay pending the United States Court of Appeals for the Federal Circuit’s resolution of the Company’s Petition for Rehearing En Banc in the above-described lawsuit with Alcon and Bausch & Lomb. In light of the Court of Appeals for the Federal Circuit’s denial of the Company’s Petition for Rehearing En Banc, the Company dismissed the action on July 11, 2003.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contains, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003. On March 26, 2003, the Company filed and served a demurrer that challenges the adequacy of the allegations in the complaint. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company are not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. Trial is presently scheduled for February 11, 2004.

On May 19, 2003, the Company was informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether the Company, Syntex or any other person is engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

restraining competition to Acular®. The Company intends to cooperate fully with the FTC in its investigation.

On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against the Company for monopolization, conspiracy to monopolize and unfair competition relating to the Company’s ketorolac ophthalmic solutions in the United States marketplace. The Company was served with the complaint on July 17, 2003, and the Company’s response is due on August 6, 2003.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Earnings Per Share

      The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
(in millions, except per share amounts)	2003	2002	2003	2002

Earnings (loss) from continuing operations	$(107.9)	$(2.7)	$(37.7)	$36.4
Earnings from discontinued operations	—	6.5	—	11.2

Net earnings (loss)	$(107.9)	$3.8	$(37.7)	$47.6

Weighted average number of shares issued	130.3	129.2	130.0	129.8
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	—	—	—	1.6

Diluted shares	130.3	129.2	130.0	131.4

Basic earnings (loss) per share:
Continuing operations	$(0.83)	$(0.02)	$(0.29)	$0.28
Discontinued operations	—	0.05	—	0.09

Net basic earnings (loss) per share	$(0.83)	$0.03	$(0.29)	$0.37

Diluted earnings (loss) per share:
Continuing operations	$(0.83)	$(0.02)	$(0.29)	$0.28
Discontinued operations	—	0.05	—	0.08

Net diluted earnings (loss) per share	$(0.83)	$0.03	$(0.29)	$0.36

Stock options outstanding during the three and six month periods ended June 27, 2003 and for the three months ended June 28, 2002 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and hence, the impact would be antidilutive. Options to purchase 12.6 million shares of common stock at exercise prices ranging from $10.14 to $127.51 per share were outstanding as of June 27, 2003. For the six month period ended June 28, 2002, options to purchase 4.2 million shares of common stock at exercise prices ranging from $69.87 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

The effect of approximately 7.3 million common shares related to the assumed conversion of the Company’s outstanding zero coupon senior

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

convertible notes due 2022 with an aggregate principal amount at maturity of $641.5 million issued in November 2002 has been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 27, 2003 because none of the conditions that would permit conversion of such zero coupon senior convertible notes had been satisfied during the period.

For the three and six month periods ended June 28, 2002, the effect of approximately 4.0 million common shares related to the Company’s outstanding zero coupon convertible subordinated notes due 2020 were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In December 2002, the Company redeemed a substantial portion of the zero coupon convertible subordinated notes due 2020. For the three and six month periods ended June 27, 2003, the effect of approximately 0.4 million common shares related to the zero coupon convertible subordinated notes due 2020 was not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

11. Comprehensive Income

      The following table summarizes components of comprehensive income (loss) for the quarters and six month periods ended:

	Three months ended

	June 27, 2003			June 28, 2002

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
(in millions)	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$8.0	$—	$8.0	$(4.1)	$—	$(4.1)
Unrealized holding gains/(losses) arising during period	2.2	(0.9)	1.3	(3.4)	1.3	(2.1)

Other comprehensive earnings (loss)	$10.2	$(0.9)	9.3	$(7.5)	$1.3	(6.2)

Net earnings (loss)			(107.9)			3.8

Total comprehensive loss			$(98.6)			$(2.4)

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six months ended

	June 27, 2003			June 28, 2002

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
(in millions)	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$9.9	$—	$9.9	$(11.8)	$—	$(11.8)
Unrealized holding gains/(losses) arising during period	2.7	(1.0)	1.7	(2.8)	1.1	(1.7)

Other comprehensive earnings (loss)	$12.6	$(1.0)	11.6	$(14.6)	$1.1	(13.5)

Net earnings (loss)			(37.7)			47.6

Total comprehensive income (loss)			$(26.1)			$34.1

12. Business Segment Information

     The Company operates its business on the basis of a single reportable segment — specialty pharmaceuticals. The Company produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne and psoriasis, and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. Net sales in Europe also include sales to customers in Africa and the Middle East, and net sales in Asia Pacific include sales to customers in Australia and New Zealand. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 70.4% and 70.1% of total Company consolidated product net sales for the quarters ended June 27, 2003 and June 28, 2002, respectively, and 71.5% and 71.8% of the Company’s total consolidated product net sales for the six month periods ended June 27, 2003 and June 28, 2002, respectively. Sales to McKesson Drug Company for the three month periods ended June 27, 2003 and June

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

28, 2002 were 15.8% and 13.6%, respectively, of total Company consolidated product net sales and 14.6% and 14.5% of the Company’s total consolidated product net sales for the six month periods ended June 27, 2003 and June 28, 2002, respectively. Sales to Cardinal Healthcare for the three month periods ended June 27, 2003 and June 28, 2002 were 14.2% and 13.1%, respectively, of total Company consolidated product net sales and 13.9% and 15.6% of the Company’s total consolidated product net sales for the six month periods ended June 27, 2003 and June 28, 2002, respectively. No other country or single customer generates over 10% of total product net sales.

Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Product Net Sales by Product Line
(in millions)

		Three months ended		Six months ended

		June 27,	June 28,	June 27,	June 28,
		2003	2002	2003	2002

Specialty Pharmaceuticals:
	Eye Care Pharmaceuticals	$253.3	$206.2	$474.3	$414.0
	Botox®/Neuromodulators	143.1	112.2	266.2	200.8
	Skin Care	24.7	19.6	50.6	41.4

		421.1	338.0	791.1	656.2
	Other	20.4	—	41.6	—

Net sales		$441.5	$338.0	$832.7	$656.2

Geographic Information (in millions)
		Net Sales

		Three months ended		Six months ended

		June 27,	June 28,	June 27,	June 28,
		2003	2002	2003	2002

United States		$291.9	$236.1	$556.6	$469.2
Europe		70.5	48.5	126.8	88.0
Latin America		22.3	20.4	37.9	40.1
Asia Pacific		23.3	19.9	44.3	34.9
Other		14.8	12.2	28.4	22.2

		422.8	337.1	794.0	654.4
Manufacturing operations		18.7	0.9	38.7	1.8

Net sales		$441.5	$338.0	$832.7	$656.2

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Long-Lived Assets
(in millions)

	June 27,	December 31,
	2003	2002

United States	$78.0	$71.8
Europe	29.5	28.8
Latin America	30.8	26.5
Asia Pacific	5.9	13.8
Other	0.6	0.4

	144.8	141.3
Manufacturing operations	299.7	299.6
General corporate	285.2	165.5

Total	$729.7	$606.4

The increase in general corporate long-lived assets at June 27, 2003 compared to December 31, 2002 primarily relates to an increase in deferred tax assets.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

This financial review presents our operating results for the three and six month periods ended June 27, 2003 and June 28, 2002, and our financial condition at June 27, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the six months ended June 27, 2003.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at June 27, 2003 and December 31, 2002 were $1.6 million and $1.2 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition, from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines for returns in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at June 27, 2003 and December 31, 2002 were $5.7 million and $5.4 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Other accrued expenses” in our unaudited condensed consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such rebates and

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

CRITICAL ACCOUNTING POLICIES (Continued)

incentive programs. The amounts accrued for sales rebates and other incentive programs at June 27, 2003 and December 31, 2002 were $46.0 million and $38.3 million, respectively.

Historical allowances for cash discounts, product returns and rebates and incentives have been within the amounts reserved or accrued, respectively. However, material differences may result in the amount of revenue we recognize from product sales if the actual amount of product returns and the amount of rebates and incentives differ from the amounts estimated by management.

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. For 2003, the estimated annual effective tax rate has been adjusted by the tax effect of the U.S. based in-process research and development charge. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. Valuation allowances against our deferred tax assets were $73.9 million at both June 27, 2003 and December 31, 2002. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations. At December 31, 2002, we had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We update annually our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

DISCONTINUED OPERATIONS

On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

DISCONTINUED OPERATIONS (Continued)

lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business, and Advanced Medical Optics owns and operates what was formerly our optical medical device business. We have no continuing stock ownership interest in Advanced Medical Optics. Our unaudited condensed consolidated financial statements and related notes for the six months ended June 28, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of Advanced Medical Optics as a discontinued operation.

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

The following table sets forth, for the periods indicated, selected financial data of our discontinued operations.

	June 28, 2002

	Three	Six
(in millions)	months ended	months ended

Net sales	$137.7	$251.7
Earnings from discontinued operations, net of tax	6.5	11.2

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

DISCONTINUED OPERATIONS (Continued)

During the three and six months ended June 28, 2002, actual costs incurred by us related to the spin-off of Advanced Medical Optics, including restructuring and duplicate operating expenses, were approximately $81.9 million and $102.2 million, respectively. This amount excludes approximately $12.4 million and $14.3 million, respectively, in restructuring and duplicate operating costs incurred during the quarter and six month period ended June 28, 2002 that were allocated to discontinued operations. Additionally, management has estimated that approximately $15 million to $20 million of additional annual net costs will be incurred by the Company associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of Advanced Medical Optics from us. We began to incur these additional costs during the second half of 2002, and they are not reflected in our results of continuing operations for the first half of 2002.

CONTINUING OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 4,860 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries.

RESULTS OF CONTINUING OPERATIONS

We operate our business on the basis of a single reportable segment – specialty pharmaceuticals. We produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne and psoriasis, and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers. The following discussion reflects our results of continuing operations, unless otherwise indicated.

Management evaluates its various global product portfolios on a revenue basis, which is presented below. Our principal markets are the United States, Europe, Latin America and Asia Pacific. We also report sales performance using the non-GAAP financial measure of constant currency

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported amounts, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported amounts. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

The following table compares 2003 and 2002 net sales by product line for the second quarter and six month periods:

Net Sales by Product Line

	Three months ended		Six months ended

	June 27,	June 28,	June 27,	June 28,
(in millions)	2003	2002	2003	2002

Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$253.3	$206.2	$474.3	$414.0
Botox®/Neuromodulators	143.1	112.2	266.2	200.8
Skin Care	24.7	19.6	50.6	41.4

	421.1	338.0	791.1	656.2
Other	20.4	—	41.6	—

Total Net Sales	$441.5	$338.0	$832.7	$656.2

Domestic	70.4%	70.1%	71.5%	71.8%
International	29.6%	29.9%	28.5%	28.2%

For the quarter ended June 27, 2003, total net sales increased by $103.5 million, or 30.6%, to $441.5 million as compared to net sales of $338.0 million in the second quarter of 2002. Net sales for the six months ended June 27, 2003 were $832.7 million, a 26.9% increase from the comparable 2002 net sales of $656.2 million. Net sales for the current quarter and first six months of 2003 include $20.4 million and $41.6 million, respectively, of other non-pharmaceutical product sales, primarily consisting of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics. Excluding sales of non-pharmaceutical products, net sales increased 24.6% in the second quarter of 2003 and 20.6% in the first six months of 2003 compared to net sales in the second quarter and first six months of 2002, respectively.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

The impact of foreign currency changes compared to the prior year periods increased net sales by $11.5 million, or 3.4%, for the quarter ended June 27, 2003 and increased net sales by $17.0 million, or 2.6%, for the six month period ended June 27, 2003. Excluding sales of non-pharmaceutical products, net sales at constant currency rates increased 21.2% in the second quarter of 2003 and 18.0% in the six month period ended June 27, 2003 compared to the same periods last year.

Sales in the United States were 70.4% of total product net sales for the quarter ended June 27, 2003, which represents a 0.3 percentage point increase over the 70.1% rate for the second quarter of 2002. For the six month period ended June 27, 2003, sales in the United States were 71.5% of total product net sales, which represents a 0.3 percentage point decrease compared to the 71.8% rate for the first six months of 2002. The increase in the mix of U.S. sales for the current quarter as a percentage of total product net sales was primarily attributable to an increase in other non-pharmaceutical product sales in the United States, partially offset by an increase in international eye care pharmaceutical and Botox® sales, primarily in Europe. The decrease in the mix of U.S. sales for the first six months of 2003 as a percentage of total product net sales was primarily attributable to an increase in international eye care pharmaceutical sales and Botox® sales, primarily in Europe, partially offset by an increase in other non-pharmaceutical product sales in the United States.

The $11.5 million impact of foreign currency changes for the three months ended June 27, 2003 primarily affected the eye care pharmaceutical and Botox® product lines. Eye care pharmaceutical sales increased by $7.6 million due to currency effect in the second quarter of 2003, primarily as a result of the strengthening of the euro, British pound and Australian dollar compared to the U.S. dollar, partially offset by weakness in the Brazilian real and other Latin American currencies compared to the U.S. dollar. Botox® sales increased by $4.0 million due to currency effect in the second quarter of 2003, primarily as a result of the strengthening of the euro, Japanese yen, and Australian dollar compared to the U.S. dollar, partially offset by weakness in the Brazilian real and other Latin American currencies versus the U.S. dollar. The $17.0 million impact of foreign currency changes for the first six months of 2003 primarily affected the eye care pharmaceutical and Botox® product lines. Eye care pharmaceutical sales increased by $11.3 million and Botox® sales increased by $5.8 million due to currency effect in the six months ended June 27, 2003, primarily as a result of the same reasons discussed above in the analysis of the second quarter impact of foreign currency changes on net sales.

The $103.5 million increase in net sales in the second quarter of 2003 compared to 2002 was primarily the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical product

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

sales. Eye care pharmaceutical sales increased by $47.1 million, Botox® sales increased by $30.9 million and skin care sales increased by $5.1 million in the second quarter of 2003 compared to the second quarter of 2002. Eye care pharmaceutical sales increased primarily because of strong growth in sales of our glaucoma drug Lumigan® (Bimatoprost Ophthalmic Solution, 0.03%), which grew 40.8% in the second quarter of 2003 to $44.9 million in net sales compared to $31.9 million in net sales in the second quarter of 2002, an 8.0% increase in sales of our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, to $64.7 million in the second quarter of 2003 compared to sales of $59.9 million in the second quarter of 2002, new product sales of $11.8 million generated from the second quarter 2003 initial U.S. launch of Restasis™ (Cyclosporine Ophthalmic Emulsion 0.05%), and a net increase in sales of other eye care pharmaceutical products. Wholesaler buying patterns and the change in dollar value of prescription product mix affect our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. We estimate the majority of the change in our eye care pharmaceutical sales is due to mix and volume changes; however, we increased the published prices for certain of our eye care pharmaceutical products in the U.S. effective April 5, 2003. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. During the second quarter of 2003, Allergan launched in the U.S. Zymar™ (Gatifloxacin Ophthalmic Solution 0.3%), an anti-infective and the first fourth generation fluoroquinilone to enter the market in the United States. In future periods, we expect sales of Ocuflox® (Ofloxacin Ophthalmic Solution 0.3%), an older generation of anti-infectives, to decline as sales of Zymar™ increase and as we lose patent protection for Ocuflox® in the United States and face possible generic competition beginning in mid 2004. Also during the second quarter of 2003, Allergan announced that a generic formulation of Alphagan® (Brimonidine Tartrate Ophthalmic Solution 0.2%) had been approved by the FDA. We believe the introduction of a generic formulation of the first generation of Alphagan® will have a negative impact on the net sales for our Alphagan® franchise (Alphagan® P and Alphagan®) beginning in the second half of 2003. Botox® sales increased in the second quarter of 2003 compared to the second quarter of 2002 as a result of strong growth in both the United States and international markets. International Botox® sales growth benefited from the February 2003 approval and March 2003 launch in France of Vistabel®, the European trade name for Botox® Cosmetic. Effective December 1, 2002, we increased the published price for Botox® and Botox® Cosmetic in the U.S. by approximately six percent, which had a corresponding positive effect on our U.S. sales growth in 2003. We believe our worldwide market share is approximately 85% for neuromodulators, including Botox®. Skin care sales increased primarily due to strong sales of Tazorac® in the United States,

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

where it is FDA approved to treat both psoriasis and acne, and from sales of our new product Avage™, which we launched in the first quarter of 2003. For the second quarter ended June 27, 2003, worldwide net sales for the Tazorac® and Zorac® brands, combined with the sales of Avage™ cream, were $16.8 million, an increase of 15.9% over the $14.5 million reported in the second quarter of 2002.

The $176.5 million increase in net sales in the first six months of 2003 compared to the same 2002 period was primarily the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical product sales. Botox® sales increased as a result of strong growth in both the United States and international markets. Botox® sales growth benefited from the April 2002 approval of Botox® Cosmetic by the U.S. FDA, and by the six percent published price increase in the U.S. effective December 1, 2002. Botox® sales growth also benefited from the February 2003 approval and March 2003 launch in France of Vistabel®, the European trade name for Botox® Cosmetic. Eye care pharmaceutical and skin care sales increased primarily for the same reasons discussed in the analysis of the second quarter 2003 increase in net sales. Lumigan® sales increased 56.2% to $82.8 million in the six months ended June 27, 2003 compared to sales of $53.0 million in the comparable 2002 period. Combined Alphagan® P and Alphagan® sales were $142.1 million for the first six months of 2003, an increase of 5.5% compared to sales of $134.7 million in the first six months of 2002. Combined sales of Tazorac® and Zorac® brands and Avage™ cream were $36.6 million in the first six months of 2003, an increase of 37.1% compared to sales of $26.7 million in the same 2002 period.

Our gross margin percentage for the second quarter of 2003 was 81.9% of net sales, which represents a 4.4 percentage point decrease from the 86.3% rate for the second quarter of 2002. The gross margin percentage for the six months ended June 27, 2003 was 82.2% of net sales, which represents a 3.9 percentage point decrease from the 86.1% rate for the first six months of 2002. Our gross margin percentage decreased in the second quarter of 2003 compared to the second quarter of 2002 primarily as a result of low margin contract manufacturing sales to Advanced Medical Optics and a decrease in gross margin percentage for eye care pharmaceuticals and skin care products, partially offset by a positive change in the product mix resulting from increased Botox® sales as a percentage of total pharmaceutical product sales. Gross margin in dollars increased in the second quarter of 2003 over the second quarter of 2002 by $69.7 million, or 23.9%, as a result of the 30.6% increase in net sales, partially offset by the 4.4 percentage point decrease in gross margin percentage.

Our gross margin percentage decreased in the first six months of 2003 compared to the six months ended June 28, 2002 primarily as a result of low margin contract manufacturing sales to Advanced Medical Optics and a decrease in gross margin for eye care pharmaceuticals, partially offset by a small increase in gross margin percentage for the skin care and Botox® product lines and a positive change in

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

the product mix resulting from increased Botox® sales as a percentage of total pharmaceutical product sales. Gross margin in dollars increased $119.2 million, or 21.1%, in the first six months of 2003 compared to the first six months of 2002 as a result of the 26.9% increase in net sales, partially offset by the 3.9 percentage point decrease in gross margin percentage.

Selling, general and administrative (SG&A) expenses were $184.3 million, or 41.7% of net sales, in the second quarter of 2003 compared to $184.5 million, or 54.6%, of net sales in the second quarter of 2002. SG&A expenses for the first six months of 2003 were $354.3 million, or 42.5% of net sales, compared to $332.4 million, or 50.7% of net sales, in the comparable 2002 period. The increase in SG&A dollars was primarily a result of higher promotion, selling and marketing expenses supporting the increase in sales, especially for Lumigan®, Alphagan® P and Botox® sales in the United States and Lumigan® and Botox® sales in Europe, and higher selling and marketing expenses supporting the product launches of Vistabel®, Restasis™, Zymar™ and Avage™, partially offset by a decrease in duplicate operating expenses incurred in connection with the spin-off of Advanced Medical Optics of $28.5 million in the second quarter of 2002 and $35.7 million in the first six months of 2002. No duplicate operating expenses were incurred in 2003. Duplicate operating expenses in 2002 included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the spin-off of Advanced Medical Optics. Excluding duplicate operating expenses for the second quarter and six months ended June 28, 2002, SG&A as a percentage of net sales was 46.2% and 45.2%, respectively. Excluding duplicate operating expenses in 2002, SG&A declined as a percentage of net sales in the second quarter and first six months of 2003 compared to the same periods in 2002, due primarily to a decline in general and administrative costs and selling and marketing expenses as a percentage of net sales.

Research and development expenses increased in the second quarter of 2003 by $298.4 million to $355.7 million, compared to $57.3 million for the same period last year. For the six months ended June 27, 2003, research and development expenses increased by $300.3 million to $411.6 million, compared to $111.3 million for the six months ended June 28, 2002. Research and development expenses in the second quarter and six months ended June 27, 2003 include a charge of $278.8 million related to acquired in-process research and development assets associated with the May 2003 purchase of Bardeen Sciences Company, which management determined were not yet complete and had no alternative uses in their current state. Excluding the effect of the $278.8 million charge, research and development expenses increased $19.6 million, or 34.2%, in the second quarter of 2003 and $21.5 million, or 19.3%, in the six months ended June 27, 2003 compared to the same periods in 2002. Research and development spending increased in the second quarter and first six months of 2003 compared to the same periods in 2002 primarily as a result of higher rates of investment across all pharmaceutical product lines. Research and development expenses in the second quarter and first six months of 2002 included $0.6 million of duplicate operating expenses, primarily salaries and records duplication costs related to the spin-off of

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

Advanced Medical Optics. As a percentage of net sales, excluding the effect of the $278.8 million in-process research and development charge in 2003, research and development expenses were 17.4% of net sales for the second quarter of 2003, compared to 17.0% of net sales for the second quarter of 2002 and 15.9% of net sales for the six months ended June 27, 2003, compared to 17.0% of net sales for the six months ended June 28, 2002. Due to the recently completed acquisition of Bardeen Sciences Company, we anticipate that research and development expenses as a percentage of net sales will be between 17.5% and 18.0% for the full year 2003, excluding the effect of the in-process research and development charge. See “Liquidity and Capital Resources — Bardeen Sciences Company, LLC” and Note 3, Bardeen Sciences Company, LLC, in the notes to the unaudited condensed consolidated financial statements for a discussion of the acquisition of Bardeen Sciences Company.

During the second quarter of 2002, we recorded a $51.8 million pre-tax restructuring charge and asset write-offs representing certain costs incurred in connection with a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. For the first six months of 2002, we incurred total pre-tax restructuring charges and asset write-offs of $65.0 million in connection with the restructure and spin-off. These costs consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to our spin-off of Advanced Medical Optics, as more fully described in Note 4, “Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses,” in the notes to the unaudited condensed consolidated financial statements. The restructure charge and asset write-offs include charges of $1.1 million included in cost of sales for the quarter and six months ended June 28, 2002. The restructuring charge also includes asset write-offs of $1.9 million unrelated to the spin-off of Advanced Medical Optics.

We reported an operating loss in the second quarter of 2003 of $178.0 million, compared to an operating profit of zero for the second quarter of 2002. The decrease in operating income of $178.0 million was primarily due to the increase in research and development expenses of $298.4 million, which includes the $278.8 million pre-tax charge for in-process research and development associated with the May 2003 acquisition of Bardeen Sciences Company, partially offset by the $69.7 million increase in gross margin and the absence of a restructuring charge in 2003 compared to a $50.7 million restructuring charge and asset write-offs in the second quarter of 2002.

Our operating loss in the first six months of 2003 was $80.2 million, compared to operating income of $59.1 million for the first six months of 2002. The $139.3 million decrease in operating income was due primarily to the increase in research and development expenses of $300.3 million, which includes the $278.8 million pre-tax charge for the in-process research and development associated with the May 2003 acquisition of Bardeen Sciences Company, and the increase in SG&A expenses of $21.9 million, partially

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

offset by the $119.2 million increase in gross margin and the absence of a restructuring charge in 2003 compared to a $63.9 million restructuring charge and asset write-offs in the first six months of 2002.

Total net non-operating expenses in the second quarter of 2003 were $2.9 million, compared to net non-operating expenses of $3.2 million in the second quarter of 2002. Interest income in the second quarter of 2003 was $4.0 million, an increase of $0.7 million compared to interest income of $3.3 million in the same period last year. The increase in interest income in the second quarter of 2003 was due to higher average cash equivalent balances of approximately $78 million in 2003 compared to 2002 and higher average interest rates earned on those balances of approximately 0.14%. Interest expense increased $0.1 million to $4.6 million in the second quarter of 2003, compared to $4.5 million in the second quarter of 2002 primarily due to an increase in other statutory interest expense, partially offset by lower interest expense related to our outstanding zero coupon convertible notes. We recorded an unrealized loss on derivative instruments of $0.2 million in the second quarter of 2003 compared to an unrealized loss of $3.7 million in the second quarter of 2002. We record as unrealized gains/(losses) on derivative instruments the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net losses were $2.1 million in the second quarter of 2003 compared to income of $1.7 million in the second quarter of 2002. In the second quarter of 2003, Other, net included $1.6 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe and $0.8 million of net losses on the sale of fixed assets. In the second quarter of 2002, Other, net included net realized gains from settled foreign currency option contracts and other foreign currency transactions of $1.6 million.

Total net non-operating expenses in the first six months of 2003 were $2.8 million compared to net non-operating expenses of $8.2 million in the first six months of 2002. Interest income in the first six months of 2003 was $8.1 million, a $1.2 million increase compared to $6.9 million in the same period last year. The increase in interest income in the first six months of 2003 was due to higher average cash equivalent balances of approximately $99 million in 2003 compared to 2002 and higher average interest rates earned on those balances of approximately 0.14%. Interest expense declined $0.5 million to $8.3 million in the first six months of 2003 compared to $8.8 million in the first six months of 2002 primarily due to lower interest expense related to the net effect of the November 2002 issuance of our zero coupon convertible senior notes due 2022 at an annual effective rate of 1.25% combined with the December 2002 redemption of a substantial portion of our zero coupon convertible subordinated notes due 2020, which accrued interest at 2.5% annually, partially offset by an increase in other statutory interest expense.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

During the first six months of 2003, we recorded unrealized losses on derivative instruments of $1.0 million compared to unrealized losses of $4.3 million in the six month period ended June 28, 2002. Loss on investments for the first six months of 2003 was $0.2 million compared to a loss of $8.0 million in the same period last year. The loss in the first six months of 2002 of $8.0 million was associated with the other than temporary decline in a third party equity investment. For the six months ended June 27, 2003, Other, net includes $1.6 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe and $0.9 million of net losses on the sale of fixed assets, partially offset by net realized gains from settled foreign currency option contracts and other foreign currency transactions of $1.4 million. For the six months ended June 28, 2002, Other, net included a $5.0 million benefit resulting from the settlement of a collaboration relationship and net realized gains from the settlement of foreign currency option contracts and other foreign currency transactions of $1.0 million.

The effective tax rates for the second quarter and first six months of 2003 were 40.6% and 55.4%, respectively, compared to the effective tax rates of 25.0% and 27.9%, respectively, for the quarter and six month periods ended June 28, 2002. Included in the quarter and six month periods ended June 27, 2003 is a $278.8 million charge for in-process research and development associated with our acquisition of Bardeen Sciences Company. We recorded an income tax benefit for this charge of $100.8 million. Excluding the impact of the $278.8 million in-process research and development charge and related tax benefit of $100.8 million, our effective tax rate for the quarter and six month periods ended June 27, 2003 was 28.0%, which is the same as our full year 2002 effective tax rate of 28.0%.

We incurred a loss from continuing operations in the second quarter of 2003 of $107.9 million compared to a loss of $2.7 million for the same period last year. The $105.2 million increase in the loss from continuing operations in the second quarter of 2003 was primarily the result of the decrease in operating income of $178.0 million, partially offset by the decrease in total net non-operating expenses of $0.3 million and the increase in the benefit for income taxes of $72.6 million. Our loss from continuing operations was $37.7 million for the first six months of 2003 compared to earnings from continuing operations of $36.4 million for the same period in 2002. The decline in earnings for the first six months of 2003 compared to the first six months of 2002 was due to the decline in operating income of $139.3 million, partially offset by the decrease in total net non-operating expenses of $5.4 million and the decrease in the provision for income taxes of $60.2 million.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity include: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

The net cash provided by operating activities for the six month period ended June 27, 2003 was $161.6 million compared to net cash provided by operating activities of $31.8 million for the six month period ended June 28, 2002. The increase in net cash provided by operating activities of $129.8 million was primarily due to an increase in earnings from continuing operations, including the effect of adjusting for non-cash items, a decrease in cash required to fund trade receivables growth, a decrease in other current assets and lower pension contributions which affected the prepaid benefit cost for pensions included in other non-current assets and the absence in 2003 of duplicate operating expenses which were incurred in 2002 related to the spin-off of Advanced Medical Optics. These increases were partially offset by an increase in funds required for changes in accounts payable and other accrued liabilities and higher income taxes and interest paid in the first six months of 2003 compared to the same period in 2002. In the first six months of 2003, we paid pension contributions of $4.0 million to our U.S. defined benefit pension plan compared to $39.3 million in the same 2002 period. In 2003, we expect to pay consolidated pension contributions of between $25 million and $30 million. At December 31, 2002, we disclosed consolidated unrecognized net actuarial losses of $123.9 million which were included in our reported prepaid benefit cost. The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets and decreases in the discount rates used to measure projected benefit obligations that occurred over the past two years. Assuming constant actuarial assumptions estimated as of June 27, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of unrecognized losses included in pension costs to be expensed in 2003. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

Cash used in investing activities in the first six months of 2003 was $295.7 million. Cash used in investing activities in the first six months of 2002 was $36.0 million. Excluding the $251.8 million in net cash paid in connection with the acquisition of Bardeen Sciences Company, cash used in investing activities would have been $43.9 million. We invested $38.9 million in new facilities and equipment during the six month period ended June 27, 2003 compared to $26.2 million during the same period in 2002. We currently expect to invest between $130 million and $150 million in total construction costs for our new research and development facility located in

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Irvine, California, expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2003.

Net cash used in financing activities was $5.0 million in the first six months of 2003, composed primarily of $23.4 million for payments of dividends and $17.7 million for purchases of treasury stock, partially offset by cash provided by $30.2 million from the sale of stock to employees and $5.9 million from an increase in notes payable. Net cash used in financing activities was $139.5 million in the first six months of 2002, composed primarily of $175.0 million for purchases of treasury stock, $30.4 million in net repayments of notes payable and long-term debt and $23.4 million for payments of dividends, partially offset by $72.1 million of net borrowings under commercial paper obligations and $17.2 million from the sale of stock to employees. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of June 27, 2003, we held approximately 3.8 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

Net cash provided by discontinued operations in the first half of 2002 was $145.4 million.

As of June 27, 2003, we had a committed domestic long-term credit facility, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we may use for a new medium term note program. The credit facility allows for borrowings of up to $300 million through 2007. The commercial paper program also provides for up to $300 million in borrowings. However, we do not currently intend to have combined borrowings under our committed credit facility and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $10.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. As of June 27, 2003, we had no borrowings under our committed credit facility or commercial paper program and $55.2 million in borrowings outstanding under the medium term note program. In April 2003, we exchanged in a private offering $30.0 million of our medium term notes which were to mature on April 3, 2003 for new notes due April 3, 2008 with terms that are not substantially different from the terms of the previously existing medium term notes.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. As of June 27, 2003, the conversion criteria had not been met. On December 20, 2002, we redeemed a substantial portion of our zero coupon convertible subordinated notes due 2020 which accrue interest at 2.5% annually. At June 27, 2003, the remaining net book value of the outstanding zero coupon convertible subordinated notes due 2020 was $45.8 million after adjusting for the unamortized discount. We are currently evaluating the opportunity to retire in November 2003 the remaining net book value of the zero coupon convertible subordinated notes due 2020 not redeemed in 2002.

A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. As of December 31, 2002, we had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States. We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.

Bardeen Sciences Company, LLC

On May 16, 2003, we completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC (“Bardeen”) from Farallon Pharma Investors, LLC (“Farallon”) for an aggregate purchase price, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired, of $264.6 million. We acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

Bardeen was formed in April 2001 upon our contribution of a portfolio of pharmaceutical compounds and research projects and the commitment of a $250 million capital investment by Farallon. In return for our contribution of

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

the portfolio, we received certain commercialization rights to market products developed from the compounds comprising the portfolio. In addition, we acquired an option to purchase rights to any one product and a separate option to purchase all of the outstanding equity interests of Bardeen at an option price based on the amount of research and development funds expended by Bardeen on the portfolio and the time elapsed since the effective date of the option agreement. Neither we nor any of our officers or directors owned any interest in Bardeen or Farallon prior to the acquisition of the outstanding interests.

We determined that the assets acquired consisted entirely of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and R & D personnel, review of long-range product plans and review of a valuation report prepared by a third-party valuation specialist. We consulted with our independent auditors in arriving at the determination to record a charge to in-process research and development expense of $278.8 million during the quarter ended June 27, 2003 as a result of this transaction.

The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets – In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

From the time of Bardeen’s formation until the acquisition date, we performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between us and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, we recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research services revenues in the accompanying unaudited condensed consolidated statements of operations. For the quarter and six month periods ended June 27, 2003, we recognized $6.2 million and $16.0 million in research revenues, respectively, and $5.6 million and $14.5 million in research costs, respectively, under the research and development services agreement with Bardeen. For the quarter and six month periods ended June 28, 2002, we recognized $8.7 million and $18.2 million in research revenues, respectively, and $7.9 million and $16.5 million in research costs, respectively, under the research and development services agreement with Bardeen.

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

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure you that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. We record current changes in the fair value of open foreign currency option contracts as unrealized gains (losses) on derivative instruments and record the gains and losses realized from settled option contracts in “Other, net” in the accompanying unaudited condensed consolidated statements of operations. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and are amortized to other, net over the life of the options.

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

At June 27, 2003, we had approximately $19.0 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.2 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at June 27, 2003 and December 31, 2002.

	JUNE 27, 2003

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$117.8	—	—	—	—	—	$117.8	$117.8
Weighted Average
Interest Rate	1.22%	—	—	—	—	—	1.22%
Commercial Paper	401.2	—	—	—	—	—	401.2	401.2
Weighted Average
Interest Rate	1.08%	—	—	—	—		1.08%
Foreign Time Deposits	54.4	—	—	—	—	—	54.4	54.4
Weighted Average
Interest Rate	8.93%	—	—	—	—	—	8.93%
Other Cash Equivalents	23.8	—	—	—	—	—	23.8	23.8
Weighted Average
Interest Rate	1.09%	—	—	—	—	—	1.09%
Total Cash Equivalents	$597.2	—	—	—	—	—	$597.2	$597.2
Weighted Average
Interest Rate	1.82%	—	—	—	—	—	1.82%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$45.8	—	—	—	—	$559.3	$605.1	$734.8
Weighted Average
Interest Rate	2.50%	—	—	—	—	1.65%	1.71%
Other Fixed Rate
(non-US$)	—	$1.7	—	—	—	—	1.7	1.7
Weighted Average
Interest Rate	—	13.48%	—	—	—	—	13.48%
Other Variable Rate
(non-US$)	19.0	—	—	—	—	—	19.0	19.0
Weighted Average
Interest Rate	2.94%	—	—	—	—	—	2.94%
Total Debt Obligations	$64.8	$1.7	—	—	—	$559.3	$625.8	$755.5
Weighted Average
Interest Rate	2.63%	13.48%	—	—	—	1.65%	1.78%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	DECEMBER 31, 2002

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$133.3	—	—	—	—	—	$133.3	$133.3
Weighted Average
Interest Rate	1.38%	—	—	—	—	—	1.38%
Commercial Paper	237.5	—	—	—	—	—	237.5	237.5
Weighted Average
Interest Rate	1.42%	—	—	—	—		1.42%
Foreign Time Deposits	34.9	—	—	—	—	—	34.9	34.9
Weighted Average
Interest Rate	15.89%	—	—	—	—	—	15.89%
Other Cash Equivalents	302.2	—	—	—	—	—	302.2	302.2
Weighted Average
Interest Rate	1.40%	—	—	—	—	—	1.40%
Total Cash Equivalents	$707.9	—	—	—	—	—	$707.9	$707.9
Weighted Average
Interest Rate	2.12%	—	—	—	—	—	2.12%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$75.3	—	—	—	—	$526.0	$601.3	$650.9
Weighted Average
Interest Rate	3.78%	—	—	—	—	1.55%	1.83%
Other Fixed Rate
(non-US$)	2.1	$0.1	—	—	—	—	2.2	2.2
Weighted Average
Interest Rate	13.13%	12.00%	—	—	—	—	13.08%
Variable Rate (US$)	0.3	—	—	—	—	—	0.3	0.3
Weighted Average
Interest Rate	7.85%	—	—	—	—	—	7.85%
Other Variable Rate
(non-US$)	12.0	0.3	—	—	—	—	12.3	12.3
Weighted Average
Interest Rate	4.02%	5.10%	—	—	—	—	4.05%
Total Debt Obligations	$89.7	$0.4	—	—	—	$526.0	$616.1	$665.7
Weighted Average
Interest Rate	4.04%	6.83%	—	—	—	1.55%	1.92%

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

All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as unrealized gains (losses) on derivative instruments while realized gains on settled foreign currency option contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and are amortized to other, net over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 27, 2003 and December 31, 2002. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	June 27, 2003		December 31, 2002

		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$15.0	1.17	$106.4	1.03
U.K. Pound	1.2	1.66	4.5	1.59
Miscellaneous other currencies	—	—	0.2	—

	$16.2		$111.1

Estimated fair value	$0.4		$0.1

	June 27, 2003		December 31, 2002

		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Euro	$13.6	1.06	$12.2	1.00
Canadian Dollar	13.9	1.49	11.0	1.58
U.K. Pound	4.6	1.59	7.6	1.55
Australian Dollar	8.8	0.60	5.9	0.55
Japanese Yen	3.8	121.74	4.9	121.92
Brazilian Real	5.3	3.91	4.2	4.13

	$50.0		$45.8

Estimated fair value	$0.6		$1.3

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

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

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

Prior to December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator marketed by

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

Elan Pharmaceuticals. We believe that Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, while Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport® for cosmetic indications. Ipsen has marketed Dysport® in Europe since 1991, prior to the 1992 European commercialization of Botox®. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. For instance, a Chinese entity received approval to market a botulinum toxin in China in 1997 and has launched, or we believe is planning to launch, its botulinum toxin product in other lightly regulated markets in Asia and South America. These lightly regulated markets may not require adherence to Good Manufacturing Practice Regulations promulgated by the FDA, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. In addition, a German company is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company may be developing a botulinum toxin currently expected to be launched in Korea in 2004. While sales of the Chinese botulinum toxin product to date have been small, and although we believe that Botox® has characteristics distinguishing it from each of the foregoing neuromodulator products, our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

In April 2002, the FDA approved Botox® Cosmetic for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media may produce negative reports on the efficacy, safety or side effects of Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted for this and other reasons, thereby causing demand to decline. We cannot assure you that consumers will continue to prefer Botox® Cosmetic over other treatment options, or that we can or will respond in a timely manner to changes in consumer preferences.

We could experience difficulties creating the raw material needed to produce Botox®.

The manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or maintain an adequate supply of the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. If these measures become law, and if these measures impose price controls or otherwise negatively impact our prices, our revenues and financial condition could be materially and adversely affected. We encounter similar regulatory and legislative issues in most other countries outside the United States.

We are subject to risks arising from currency exchange rates, which could increase our costs and may cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings,” at page 54 and Note 9, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(d) of Part I of this report for information on current patent litigation.

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

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Avage™ and Zymar™ as well as FDA approval of new indications for products such as Botox®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that we are currently developing may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In connection with our acquisition of Bardeen Sciences Company, LLC, we acquired the right to continue researching and developing certain compounds for commercialization. As with any compounds or products that we are developing for commercialization, we cannot assure you that the compounds acquired as part of the acquisition of Bardeen will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.

We may acquire companies in the future and these acquisitions could disrupt our business.

As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or result in significant charges to earnings that may adversely affect our stock price and financial condition. We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If we are unable to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. For example, in connection with our acquisition of Bardeen Sciences Company, LLC, we may not be able to realize the expected benefit of the compounds acquired and may ultimately need to incur greater than expected research and development expenses following the acquisition. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, our products or those of our customers and the products of companies we acquire may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

ALLERGAN, INC.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2003, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

=========================================================================================================

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

     The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2003.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, we filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted our motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial on the remaining issues was held from June 2, 2003 to June 20, 2003. Closing arguments are presently scheduled to be heard on August 29, 2003. We also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 9, 2002, we filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” We filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In our complaint, we asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, we filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the court heard oral argument on our appeal. On March 28, 2003, the court affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003,

Allergan, Inc.

Item 1. Legal Proceedings. (Continued)

we filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied our Petition for Rehearing En Banc.

On September 27, 2002, we filed a patent infringement lawsuit in the United States District Court for the District of New Jersey entitled “Allergan, Inc., et al. v. IVAX Pharmaceuticals, Inc.” This lawsuit is based on IVAX’s challenge of patents covering Alphagan® and IVAX’s filing of an Abbreviated New Drug Application with the FDA for a generic form of Alphagan®. We asked the court to find that certain Alphagan® patents listed in the Orange Book are valid and infringed by the drug product sought to be approved in the IVAX Abbreviated New Drug Application. On March 27, 2003, the parties agreed to stay this action pending the outcome of the decision by the United States Court of Appeals for the Federal Circuit in the above-described lawsuit with Alcon and Bausch & Lomb. On April 3, 2003, the court entered an order staying the action. The parties subsequently agreed to continue the stay pending the United States Court of Appeals for the Federal Circuit’s resolution of our Petition for Rehearing En Banc in the above-described lawsuit with Alcon and Bausch & Lomb. In light of the Court of Appeals for the Federal Circuit’s denial of our Petition for Rehearing En Banc, we dismissed the action on July 11, 2003.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contains, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contains separate allegations against the other defendants. We were served with the complaint on February 25, 2003. On March 26, 2003, we filed and served a demurrer that challenges the adequacy of the allegations in the complaint. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us are not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. Trial is presently scheduled for February 11, 2004.

On May 19, 2003, we were informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether we, Syntex Pharmaceuticals or any other person are engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise restraining competition to Acular®. We intend to cooperate fully with the FTC in its investigation.

Allergan, Inc.

Item 1. Legal Proceedings. (Continued)

On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against us of monopolization, conspiracy to monopolize and unfair competition relating to our ketorolac ophthalmic solutions in the United States marketplace. We were served with the complaint on July 17, 2003, and our response is due on August 6, 2003.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. We believe, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.2	LLC Interest Assignment and Amendment Agreement, dated as of May 16, 2003, by and among Allergan, Inc., Farallon Pharma Investors, LLC and Bardeen Sciences Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2003).

10.49	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Allergan, Inc.

Item 6. Exhibits and Reports on Form 8-K. (Continued)

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

•	Reports on Form 8-K

     On April 28, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 (furnished under Item 12) our operating results for the quarter ended March 28, 2003. We also reported that our Board of Directors had declared a first quarter dividend of $0.09 per share, payable on June 12, 2003 to stockholders of record on May 15, 2003.

On May 28, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 2 that on May 16, 2003 we completed our acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC from Farallon Pharma Investors, LLC for an aggregate purchase price of $263,073,972.60.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003	ALLERGAN, INC.

/s/ Eric K. Brandt

Eric K. Brandt
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description of Exhibit

2.2	LLC Interest Assignment and Amendment Agreement, dated as of May 16, 2003, by and among Allergan, Inc., Farallon Pharma Investors, LLC and Bardeen Sciences Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2003).

10.49	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.