Form 10-Q
period 2003-09-26
ALLERGAN INC
filed 2003-11-03
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003.

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

As of October 24, 2003, there were 134,254,772 shares of common stock outstanding (including 3,815,945 shares held in treasury).

PART I — FINANCIAL INFORMATION
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
SIGNATURE
Exhibit Index
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 2003

INDEX

			Page
PART I — FINANCIAL INFORMATION
ITEM 1	—	FINANCIAL STATEMENTS
(A)		Unaudited Condensed Consolidated Statements of Operations — Three and nine months ended September 26, 2003 and September 27, 2002	3
(B)		Unaudited Condensed Consolidated Balance Sheets — September 26, 2003 and December 31, 2002	4
(C)		Unaudited Condensed Consolidated Statements of Cash Flows — Nine months ended September 26, 2003 and September 27, 2002	5
(D)		Notes to Unaudited Condensed Consolidated Financial Statements	6-26
ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27-44
ITEM 3	—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45-49
		CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES	50-56
ITEM 4	—	CONTROLS AND PROCEDURES	57
PART II — OTHER INFORMATION
ITEM 1	—	LEGAL PROCEEDINGS	58-60
ITEM 6	—	EXHIBITS AND REPORTS ON FORM 8-K	60-61
SIGNATURE			62
EXHIBITS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended		Nine months ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002

Product Sales
Net sales	$443.3	$350.6	$1,276.0	$1,006.8
Cost of sales	82.8	60.7	231.3	151.9

Product gross margin	360.5	289.9	1,044.7	854.9
Research services
Research service revenues	—	9.4	16.0	27.6
Cost of research services	—	8.6	14.5	25.1

Research services margin	—	0.8	1.5	2.5
Operating costs and expenses
Selling, general and administrative	170.5	148.4	524.8	480.8
Research and development	81.0	59.0	492.6	170.3
Legal settlement	—	118.7	—	118.7
Restructuring charge and asset write-offs	—	0.5	—	64.4

Operating income (loss)	109.0	(35.9)	28.8	23.2
Non-operating income (expense)
Interest income	2.6	3.7	10.7	10.7
Interest expense	(3.9)	(4.0)	(12.2)	(12.8)
Unrealized gain (loss) on derivative instruments	0.1	1.6	(0.9)	(2.7)
Gain (loss) on investments	0.2	(22.2)	—	(30.2)
Other, net	(1.6)	6.3	(3.0)	12.2

	(2.6)	(14.6)	(5.4)	(22.8)

Earnings (loss) from continuing operations before income taxes and minority interest	106.4	(50.5)	23.4	0.4
Provision (benefit) for income taxes	29.8	(14.1)	(16.2)	0.1
Minority interest	0.6	0.4	1.3	0.7

Earnings (loss) from continuing operations	76.0	(36.8)	38.3	(0.4)
Earnings from discontinued operations, net of applicable income tax expense of $7.0 million for the nine month period ended 2002	—	—	—	11.2

Net earnings (loss)	$76.0	$(36.8)	$38.3	$10.8

Basic:
Continuing operations	$0.58	$(0.28)	$0.29	$—
Discontinued operations	—	—	—	0.08

Net basic earnings (loss) per share	$0.58	$(0.28)	$0.29	$0.08

Diluted:
Continuing operations	$0.57	$(0.28)	$0.29	$—
Discontinued operations	—	—	—	0.08

Net diluted earnings (loss) per share	$0.57	$(0.28)	$0.29	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 26,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$723.2	$774.0
Trade receivables, net	235.1	220.6
Inventories	73.8	70.4
Other current assets	124.8	135.2

Total current assets	1,156.9	1,200.2
Investments and other assets	338.2	223.7
Property, plant and equipment, net	385.3	352.0
Goodwill	8.4	7.8
Intangibles, net	14.6	22.9

Total assets	$1,903.4	$1,806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$67.6	$89.7
Accounts payable	87.3	82.0
Accrued expenses	214.5	173.7
Income taxes	47.2	58.2

Total current liabilities	416.6	403.6
Long-term debt	55.4	25.4
Long-term convertible notes, net of discount	505.7	501.0
Other liabilities	72.5	66.4
Commitments and contingencies
Minority interest	2.9	1.9
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	354.6	336.3
Accumulated other comprehensive loss	(62.2)	(73.4)
Retained earnings	811.2	871.7

	1,104.9	1,135.9
Less — treasury stock, at cost (3,755,000 and 4,757,000 shares)	(254.6)	(327.6)

Total stockholders’ equity	850.3	808.3

Total liabilities and stockholders’ equity	$1,903.4	$1,806.6

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine months
	ended

	September 26,	September 27,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings (loss) from continuing operations	$38.3	$(0.4)
Non-cash items included in earnings (loss):
In-process research and development	278.8	—
Restructuring charge and asset write-offs	—	65.8
Legal settlement	—	118.7
Depreciation and amortization	42.3	33.3
Amortization of original issue discount	5.6	7.8
Deferred income tax benefit	(99.8)	(19.6)
Loss on investments and assets	1.4	24.5
Unrealized loss on derivative instruments	0.9	2.7
Minority interest	1.3	0.7
Stock-based compensation	6.7	7.6
Changes in assets and liabilities:
Trade receivables	(8.2)	(56.3)
Inventories	(1.4)	(17.1)
Other current assets	(4.0)	2.3
Accounts payable	1.5	2.6
Accrued expenses and other liabilities	33.9	19.2
Income taxes	10.8	(52.9)
Other non-current assets	(16.3)	(58.9)

Net cash provided by operating activities	291.8	80.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(62.0)	(39.4)
Disposals of property, plant and equipment	—	7.8
Acquisition, net of cash acquired	(251.8)	—
Other, net	(10.9)	(1.5)

Net cash used in investing activities	(324.7)	(33.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(35.2)	(35.0)
Net borrowings (repayments) of notes payable	6.6	(56.2)
Sale of stock to employees	39.9	23.0
Net borrowings of long-term debt	—	22.6
Payments to acquire treasury stock	(37.4)	(180.8)

Net cash used in financing activities	(26.1)	(226.4)
Net cash provided by discontinued operations	—	174.7
Effect of exchange rate changes on cash and equivalents	8.2	(15.9)

Net decrease in cash and equivalents	(50.8)	(20.7)
Cash and equivalents at beginning of period	774.0	775.0

Cash and equivalents at end of period	$723.2	$754.3

Supplemental disclosure of cash flow information
Cash paid for the nine months ended:
Interest (net of capitalization)	$13.0	$14.2

Income taxes, net of refunds	$45.0	$60.2

In the third quarter 2002, the Company recorded a dividend in the amount of $50.5 million representing the distribution of Advanced Medical Optics, Inc.’s common stock to the Company’s stockholders.

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002. We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine months ended September 26, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has elected to continue to apply the intrinsic-value method to account for employee stock-based compensation. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plan are measured at market price on the date of contribution. Restricted stock awards were valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the Company’s contributions of common stock related to the savings and investment plan and restricted stock awards under the incentive compensation plan and the nonemployee director equity incentive plan. Had compensation expense for the Company’s stock options under the incentive compensation plan and the nonemployee director equity incentive plan been recognized based upon the fair value for awards granted, the Company’s net earnings (loss) would have been reduced to the following pro forma amounts:

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended		Nine months ended

	September 26,	September 27,	September 26,	September 27,
(in millions, except per share amounts)	2003	2002	2003	2002

Net earnings (loss), as reported	$76.0	$(36.8)	$38.3	$10.8
Add stock-based compensation expense included in reported net earnings (loss), net of tax	1.1	1.4	4.2	5.1
Deduct stock-based compensation expense determined under fair value based method, net of tax	(9.8)	(10.4)	(31.4)	(31.3)

Pro forma net earnings (loss)	$67.3	$(45.8)	$11.1	$(15.4)

Earnings (loss) per share:
As reported basic	$0.58	$(0.28)	$0.29	$0.08
As reported diluted	$0.57	$(0.28)	$0.29	$0.08
Pro forma basic	$0.52	$(0.35)	$0.09	$(0.12)
Pro forma diluted	$0.51	$(0.35)	$0.08	$(0.12)

These pro forma effects are not indicative of future amounts.

2. Discontinued Operations

     On June 29, 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc. (“AMO”), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The common stock of Advanced Medical Optics, Inc. began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, the Company continues to own and operate its specialty pharmaceutical business, and AMO owns and operates what was formerly the Company’s optical medical device business. The Company has no continuing stock ownership interest in AMO. The Company’s unaudited condensed consolidated financial statements and related notes for the nine months ended September 27, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.

The Company did not account for its optical medical device business as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth, for the periods indicated, selected financial data of the Company’s discontinued operations.

	September 27, 2002

	Three	Nine
(in millions)	months ended	months ended

Net sales	$—	$251.7
Earnings from discontinued operations, net of tax	—	11.2

As part of the spin-off of AMO, Allergan and AMO have entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement. The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO recovers costs from Allergan in a similar manner for services provided by AMO. With limited exceptions, all transitional services have terminated. Only those transitional services originally scheduled to extend beyond the 12-month period following the spin-off have continued.

Under the manufacturing and supply agreement, Allergan manufactures certain contact lens care products and VITRAX, a surgical viscoelastic, for a period of up to three years from the date of the distribution. Under the manufacturing agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

3. Bardeen Sciences Company, LLC

     On May 16, 2003, the Company completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC (“Bardeen”) from Farallon Pharma Investors, LLC (“Farallon”) for an aggregate purchase price of approximately $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. The Company accounted for the acquisition as a purchase of net assets and not as a business combination since Bardeen had no revenue producing operations, no employee base or self-sustaining operations among other things at the acquisition date. The Company acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds under development and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

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

The Company determined that the assets acquired consisted principally of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state. The Company reached

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

this conclusion based on discussions with its business development and R&D personnel, its review of long-range product plans and its review of a valuation report prepared by a third-party valuation specialist. The Company consulted with its independent auditor in arriving at the determination to record a charge to in-process research and development expense of $278.8 million in the second quarter of 2003 as a result of this transaction.

The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets — In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

From the time of Bardeen’s formation until the acquisition date, the Company performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between the Company and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, the Company recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying unaudited condensed consolidated statements of operations. For the nine month period ended September 26, 2003, the Company recognized $16.0 million in research revenues and $14.5 million in research costs under the research and development services agreement with Bardeen. No research revenues or research costs were recorded for the quarter ended September 26 2003. For the quarter and nine month period ended September 27, 2002, the Company recognized $9.4 million and $27.6 million in research revenues, respectively, and $8.6 million and $25.1 million in research costs, respectively, under the research and development services agreement with Bardeen.

4. Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

     During the year ended December 31, 2002, the Company recorded a $63.5 million pre-tax charge, associated with the AMO spin-off, as more fully described in Note 2, Discontinued Operations. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The assets written off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. During 2003, the

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Company adjusted its restructuring charge estimates, resulting in certain reclassifications between restructuring activities, but no change in the net restructuring charge.

The restructuring and spin-off activities included a workforce reduction of 263 positions consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of September 26, 2003, severance payments totaling $12.5 million have been made to 233 terminated employees since January 2002. A total of 18 and 8 manufacturing positions for the year ended December 31, 2002 and for the nine months ended September 26, 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas within the Company. The majority of the remaining four positions, consisting of selling, general and administrative positions, are currently expected to be eliminated by December 2003.

The following table presents the cumulative restructuring activities through September 26, 2003 resulting from the 2002 restructuring charge and asset write-offs:

	Charges	Facility
	for	Closure
	Employees	and
	Involuntarily	Consolidated	Asset	Other	Total
(in millions)	Terminated	Costs	Write-offs	Costs	Restructuring

Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.4)	(0.8)	—	1.2	—
Assets written-off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.5)	(0.8)	—	(4.2)	(17.5)

Balances as of September 26, 2003	$0.6	$—	$—	$3.1	$3.7

During the three and nine month periods ended September 27, 2002 the Company incurred $3.8 million and $41.1 million, respectively, of duplicate operating expenses associated with the planned spin-off of the ophthalmic surgical and contact lens care product lines. Duplicate operating expenses include advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate in the unaudited condensed consolidated statements of operations.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Accounting Standards

Recently Adopted Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company adopted the provisions of SFAS No. 150 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company adopted the provisions of SFAS No. 149 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock- Based Compensation (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not yet decided to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the Company’s consolidated financial statements. As required by the provisions of SFAS No. 148, the Company has provided interim footnote disclosure of the effect of the fair value based method of accounting for stock-based employee compensation on the Company’s unaudited condensed consolidated financial statements included herein. See Note 1, Stock-Based Compensation.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have a material impact on the Company’s consolidated financial statements. As required by the provisions of FIN 45, the Company has provided interim footnote disclosure regarding guarantees as they relate to the unaudited condensed consolidated financial statements included herein. See Note 10, Guarantees.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

6. Intangibles

	September 26, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
(in millions)	Amount	Amortization	(in years)	Amount	Amortization	(in years)

Amortizable Intangible Assets:
Licensing	$12.8	$(2.4)	4.8	$5.8	$(0.8)	4.7
Trademarks	3.3	(1.4)	15.0	3.3	(1.1)	15.0
Product marketing and other rights	—	—	—	12.8	—	—
Other	1.9	(0.5)	4.5	2.1	(0.1)	4.4

	18.0	(4.3)	6.7	24.0	(2.0)	7.6
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$18.9	$(4.3)		$24.9	$(2.0)

Product marketing and other rights consisted primarily of the following contractual rights held by the Company: an option to purchase any one product developed by Bardeen at its then fair market value for a payment of $25 million; future commercialization rights which are triggered only upon FDA (or similar regulatory body) acceptance of any product developed by Bardeen; and an option by the Company to purchase all but not less than

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

all, upon the occurrence of certain events, of the outstanding equity interests in Bardeen. Prior to their exercise, the product marketing and other rights were not amortizable. On May 16, 2003, the Company exercised its option to acquire all of the outstanding equity interests in Bardeen. As a result, the value of the Bardeen product marketing and other rights was included in the purchase price and related purchase price allocation. See Note 3, Bardeen Sciences Company, LLC.

Aggregate amortization expense for amortizable intangible assets for the quarters ended September 26, 2003 and September 27, 2002 was $0.9 million and $0.5 million, respectively, and $2.2 million and $0.7 million for the nine month periods ended September 26, 2003 and September 27, 2002, respectively. Estimated amortization expense is $3.1 million for 2003, $3.6 million for 2004, $3.2 million for 2005, $2.9 million for 2006 and $1.9 million for 2007.

Goodwill	September 26,	December 31,
(in millions)	2003	2002

Goodwill:
United States	$4.6	$4.6
Europe	0.7	0.6
Latin America	2.9	2.4
Other	0.2	0.2

	$8.4	$7.8

There was no activity related to goodwill during the quarter or nine month period ended September 26, 2003. The changes in goodwill balances are the result of foreign currency translation.

7. Inventories

     Components of inventories were:

	September 26,	December 31,
(in millions)	2003	2002

Finished goods	$36.0	$32.2
Work in process	19.4	21.0
Raw materials	18.4	17.2

Total	$73.8	$70.4

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Income Taxes

     Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. For 2003, the estimated annual effective tax rate has been adjusted by the tax effect of the U.S. based in-process research and development charge. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations. At December 31, 2002, the Company had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. The Company updates annually its estimate of unremitted earnings outside the United States after the completion of each fiscal year. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration up through and including the year 1999. The Company believes the additional tax liability, if any, from future examinations of subsequent years will not have a material effect on the financial position of the Company.

9. Litigation

     The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standard No. 5 Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, the Company filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted the Company’s motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial on the remaining issues was held from June 2, 2003 to June 20, 2003. Closing arguments were heard on August 29, 2003. On October 24, 2003, the court enjoined Apotex from launching its generic ketoralac product until the earlier of the court’s ruling on the case or December 31, 2003. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On January 9, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” The Company filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In its complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, the Company filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the United States Court of Appeals for the Federal Circuit heard oral argument on the Company’s appeal. On March 28, 2003, the United States Court of Appeals for the Federal Circuit affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, the Company filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied the Company’s Petition for Rehearing En Banc. On September 19, 2003, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003. On March 26, 2003, the Company filed and served a demurrer that challenges the adequacy of the allegations in the complaint. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. The filing of the First Amended Complaint rendered moot the Company’s original demurrer. Accordingly, on August 12, 2003, the Company filed a demurrer to the First Amended Complaint. Oral argument on the demurrer is scheduled to be heard on November 7, 2003. Trial is presently scheduled for February 11, 2004.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On May 19, 2003, the Company was informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether the Company, Syntex or any other person is engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise restraining competition to Acular®. The FTC’s investigation is ongoing and the Company is fully cooperating with the FTC.

On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against the Company for monopolization, conspiracy to monopolize and unfair competition relating to the Company’s ketorolac ophthalmic solutions in the United States marketplace. The Company was served with the complaint on July 17, 2003. The Company’s response was originally due on August 6, 2003, but the parties have mutually agreed that the Company’s response will be due on November 10, 2003.

On October 31, 2003, Allergan filed a complaint in the United States District Court for the District of Columbia entitled “Allergan, Inc. v. Mark B. McClellan, M.D., Ph.D., Commissioner of Food and Drugs, Food and Drug Administration and Tommy G. Thompson, Secretary of Health and Human Services, Department of Health and Human Services.” In the complaint, Allergan asked the FDA to reclassify its Restasis® product from an antibiotic to a non-antibiotic new drug. In December 2002, the FDA approved Restasis® as a non-antibiotic new drug for the treatment of dry-eye disease. In March 2003, however, Allergan received written notice that the FDA had reclassified Restasis® as an antibiotic because the FDA designated cyclosporine, the active ingredient in Restasis®, as an antiobiotic. Although Allergan has patents covering Restasis® that extend until 2014, the FDA’s reclassification prevents Restasis® from participating in Hatch-Waxman benefits and incentives, including marketing exclusivity and patent listing in the Orange Book. Allergan believes the FDA’s decision to reclassify Restasis® as an antiobiotic was erroneous and that Restasis® should be entitled to receive full Hatch-Waxman benefits and incentives. Allergan filed this lawsuit after CollaGenex Pharmaceuticals, Inc. obtained a preliminary injunction in July 2003 on a similar issue from the same court.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

10. Guarantees

The Company’s Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and certain officers pursuant to which the Company has agreed to indemnify such directors and officers against any payments they are required to make as a result of a claim brought against such officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or officer that resulted in such director or officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the term of these indemnification provisions generally survives the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Earnings Per Share

     The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended

	September 26,	September 27,	September 26,	September 27,
(in millions, except per share amounts)	2003	2002	2003	2002

Basic earnings (loss):
Earnings (loss) from continuing operations	$76.0	$(36.8)	$38.3	$(0.4)
Earnings (loss) from discontinued operations	—	—	—	11.2

Basic net earnings (loss)	$76.0	$(36.8)	$38.3	$10.8

Diluted earnings (loss):
Earnings (loss) from continuing operations	$76.0	$(36.8)	$38.3	$(0.4)
Interest expense from convertible subordinated notes, net of tax	0.2	—	—	—

Diluted earnings (loss) from continuing operations	76.2	(36.8)	38.3	(0.4)
Earnings from discontinued operations	—	—	—	11.2

Diluted net earnings (loss)	$76.2	$(36.8)	$38.3	$10.8

Weighted average number of shares issued	130.5	129.3	130.2	129.6
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	2.1	—	1.9	—
Dilutive effect of assumed conversion of convertible subordinated notes outstanding	0.4	—	—	—

Diluted shares	133.0	129.3	132.1	129.6

Basic earnings (loss) per share:
Continuing operations	$0.58	$(0.28)	$0.29	$—
Discontinued operations	—	—	—	0.08

Net basic earnings (loss) per share	$0.58	$(0.28)	$0.29	$0.08

Diluted earnings (loss) per share:
Continuing operations	$0.57	$(0.28)	$0.29	$—
Discontinued operations	—	—	—	0.08

Net diluted earnings (loss) per share	$0.57	$(0.28)	$0.29	$0.08

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three and nine month periods ended September 26, 2003, options to purchase 3.7 million and 3.8 million shares of common stock, respectively, at exercise prices ranging from $80.00 to $127.51, and $73.17 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. Stock options outstanding during the three and nine month periods ended September 27, 2002 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and hence, the impact would be antidilutive.

On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (“Senior Notes”) in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The Senior Notes are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity, or approximately 7.3 million common shares, if the closing price of Allergan’s common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or the Company calls the Senior Notes for redemption, makes specified distributions to its stockholders or becomes a party to certain consolidation, merger or binding share exchange agreements. Upon conversion, the Company may choose to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Holders of the Senior Notes may surrender their Senior Notes, in multiples of $1,000 principal amount at maturity, for conversion into shares of the Company’s common stock in a fiscal quarter (and only during such fiscal quarter) if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than an amount equal to the accreted conversion price per share of the Company’s common stock on the last day of the preceding fiscal quarter multiplied by the applicable percentage (as set forth below); provided, however, that in no event shall such amount be less than $90 per share (subject to adjustment). The initial applicable percentage of the accreted conversion price shall be 125% and shall decline 0.25% every six-month period thereafter to 115% on November 6, 2022. The accreted conversion price per share as of any day will equal the quotient of (i) the accreted value to such day, divided by (ii) the number of shares of the Company’s common stock issuable upon the conversion of $1,000 principal amount at maturity of Senior Notes on such day. At September 26, 2003, the conversion criteria had not been met and therefore, the effect of approximately 7.3 million common shares has been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 26, 2003.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three and nine month periods ended September 27, 2002, the effect of approximately 4.0 million common shares related to the Company’s outstanding zero coupon convertible subordinated notes due 2020 were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In December 2002, the Company redeemed a substantial portion of the zero coupon convertible subordinated notes due 2020. For the nine month period ended September 26, 2003, the effect of approximately 0.4 million common shares related to the zero coupon convertible subordinated notes due 2020 was not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

12. Comprehensive Income

     The following table summarizes components of comprehensive income (loss) for the three and nine month periods ended:

	Three months ended

	September 26, 2003			September 27, 2002

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
(in millions)	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(0.8)	$—	$(0.8)	$(12.8)	$—	$(12.8)
Unrealized holding gains arising during period	0.5	(0.1)	0.4	2.8	(1.1)	1.7

Other comprehensive loss	$(0.3)	$(0.1)	(0.4)	$(10.0)	$(1.1)	(11.1)

Net earnings (loss)			76.0			(36.8)

Total comprehensive income (loss)			$75.6			$(47.9)

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine months ended

	September 26, 2003			September 27, 2002

		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
(in millions)	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$9.1	$—	$9.1	$(24.6)	$—	$(24.6)
Unrealized holding gains arising during period	3.2	(1.1)	2.1	—	—	—

Other comprehensive earnings (loss)	$12.3	$(1.1)	11.2	$(24.6)	$—	(24.6)

Net earnings (loss)			38.3			(0.4)

Total comprehensive income (loss)			$49.5			$(25.0)

13. Business Segment Information

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. Net sales in Europe also include sales to customers in Africa and the Middle East, and net sales in Asia Pacific include sales to customers in Australia and New Zealand. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 69.3% and 69.8% of total Company consolidated product net sales for the quarters ended September 26, 2003 and September 27, 2002, respectively, and 70.7% and

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

71.1% of the Company’s total consolidated product net sales for the nine month periods ended September 26, 2003 and September 27, 2002, respectively. Sales to Cardinal Healthcare for the three month periods ended September 26, 2003 and September 27, 2002 were 14.3% and 15.9%, respectively, of total Company consolidated product net sales and 14.0% and 15.7% of the Company’s total consolidated product net sales for the nine month periods ended September 26, 2003 and September 27, 2002, respectively. Sales to McKesson Drug Company for the three month periods ended September 26, 2003 and September 27, 2002 were 12.7% and 11.0%, respectively, of total Company consolidated product net sales and 14.0% and 13.3% of the Company’s total consolidated product net sales for the nine month periods ended September 26, 2003 and September 27, 2002, respectively. No other country or single customer generates over 10% of total product net sales.

Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Product Net Sales by Product Line (in millions)	Three months ended		Nine months ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$252.8	$202.5	$727.1	$616.5
Botox®/Neuromodulators	139.9	110.7	406.1	311.5
Skin Care	29.2	26.9	79.8	68.3

	421.9	340.1	1,213.0	996.3
Other	21.4	10.5	63.0	10.5

Net sales	$443.3	$350.6	$1,276.0	$1,006.8

Geographic Information (in millions)	Net Sales

	Three months ended		Nine months ended

	September 26,	September 27,	September 26,	September 27,
	2003	2002	2003	2002

United States	$287.2	$234.4	$843.8	$703.6
Europe	69.7	52.6	196.5	140.5
Latin America	25.0	19.6	62.9	59.7
Asia Pacific	27.2	22.5	71.5	57.4
Other	14.1	11.3	42.5	33.5

	423.2	340.4	1,217.2	994.7
Manufacturing operations	20.1	10.2	58.8	12.1

Net sales	$443.3	$350.6	$1,276.0	$1,006.8

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Long-Lived Assets
(in millions)

	September 26,	December 31,
	2003	2002

United States	$75.7	$71.8
Europe	32.5	28.8
Latin America	30.7	26.5
Asia Pacific	6.1	13.8
Other	0.7	0.4

	145.7	141.3
Manufacturing operations	303.1	299.6
General corporate	297.7	165.5

Total	$746.5	$606.4

The increase in general corporate long-lived assets at September 26, 2003 compared to December 31, 2002 primarily relates to an increase in deferred tax assets.

14. Subsequent Event

     On October 13, 2003, the Company entered into a definitive merger agreement to acquire Oculex Pharmaceuticals, Inc., subject to certain conditions, including Federal Trade Commission and Oculex shareholder approval. The Company will pay approximately $230 million for the Oculex business in an all cash transaction.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

This financial review presents our operating results for the three and nine month periods ended September 26, 2003 and September 27, 2002, and our financial condition at September 26, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the nine months ended September 26, 2003.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts at September 26, 2003 and December 31, 2002 were $1.6 million and $1.2 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at September 26, 2003 and December 31, 2002 were $5.6 million and $5.4 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

CRITICAL ACCOUNTING POLICIES (Continued)

rebates and incentive programs. The amounts accrued for sales rebates and other incentive programs at September 26, 2003 and December 31, 2002 were $46.2 million and $38.3 million, respectively.

Historical allowances for cash discounts, product returns and rebates and incentives have been within the amounts reserved or accrued, respectively. However, material differences may result in the amount of revenue we recognize from product sales if the actual amount of product returns and the amount of rebates and incentives differ from the amounts estimated by management.

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. For 2003, the estimated annual effective tax rate has been adjusted by the tax effect of the U.S. based in-process research and development charge. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. Valuation allowances against our deferred tax assets were $73.9 million at both September 26, 2003 and December 31, 2002. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management. Withholding and U.S. taxes have not been provided for the unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested permanently in such operations. At December 31, 2002, we had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We update annually our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Purchase Price Allocation

The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

CRITICAL ACCOUNTING POLICIES (Continued)

fair values. Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets because a portion of the purchase price can only be allocated to goodwill in a business combination.

The aggregate purchase price for Bardeen Sciences Company, LLC (Bardeen) of approximately $264.6 million was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Bardeen was also considered to be a set of net assets and not a business. We determined that the assets acquired from Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and R&D personnel, our review of long-range product plans and our review of a valuation report prepared by a third-party valuation specialist who assisted us in determining the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

On October 13, 2003, we entered into a definitive merger agreement to acquire Oculex Pharmaceuticals, Inc. (Oculex), subject to certain conditions, including Federal Trade Commission and Oculex shareholder approval. We will pay approximately $230 million for the Oculex business in an all cash transaction. We are currently considering whether Oculex constitutes a business under the relevant accounting literature, and we have engaged a major accounting firm to perform an independent valuation to assist us in determining the final allocation of the purchase price. We currently expect the acquisition to be completed by the end of November 2003.

DISCONTINUED OPERATIONS

On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The common stock of Advanced Medical Optics began trading publicly on the New York Stock

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

DISCONTINUED OPERATIONS (Continued)

Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business, and Advanced Medical Optics owns and operates what was formerly our optical medical device business. We have no continuing stock ownership interest in Advanced Medical Optics. Our unaudited condensed consolidated financial statements and related notes for the nine months ended September 27, 2002 contained herein have been recast to reflect the financial position, results of operations and cash flows of Advanced Medical Optics as a discontinued operation.

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

The following table sets forth, for the periods indicated, selected financial data of our discontinued operations.

	September 27, 2002

	Three	Nine
(in millions)	months ended	months ended

Net sales	$—	$251.7
Earnings from discontinued operations, net of tax	—	11.2

During the three and nine months ended September 27, 2002, actual costs incurred by us related to the spin-off of Advanced Medical Optics, including restructuring and duplicate operating expenses, were approximately $4.6 million and $106.9 million, respectively. This amount excludes approximately $14.3 million in restructuring and duplicate operating costs incurred during the first six months of 2002 that were allocated to discontinued operations and a $5.7 million gain included in “Other, net” income during the three and nine months ended September 27, 2002 for the sale of a facility no longer required following the spin-off

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

DISCONTINUED OPERATIONS (Continued)

of Advanced Medical Optics. Additionally, we believe we have incurred approximately $15 million to $20 million of additional annual net costs associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of Advanced Medical Optics from us. We began to incur these additional costs during the second half of 2002, and they are not reflected in our results of continuing operations for the first half of 2002.

CONTINUING OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 4,910 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries.

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. Our principal markets are the United States, Europe, Latin America and Asia Pacific. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported amounts, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported amounts. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

The following tables compare 2003 and 2002 net sales by product line and certain selected products for the third quarter and nine month periods:

	Three months ended
			Change			Percent change
	September 26,	September 27,
(in millions)	2003	2002	Total	Performance	Currency	Total	Performance	Currency

Net Sales by Product Line:
Eye Care Pharmaceuticals	$252.8	$202.5	$50.3	$43.1	$7.2	24.8%	21.3%	3.5%
Botox/Neuromodulator	139.9	110.7	29.2	26.2	3.0	26.4%	23.7%	2.7%
Skin Care	29.2	26.9	2.3	2.2	0.1	8.6%	8.2%	0.4%

Total	421.9	340.1	81.8	71.5	10.3	24.1%	21.0%	3.1%
Other*	21.4	10.5	10.9	10.8	0.1	103.8%	102.9%	0.9%

Total net sales	$443.3	$350.6	$92.7	$82.3	$10.4	26.4%	23.5%	2.9%

Domestic	69.3%	69.8%
International	30.7%	30.2%

Selected Product Sales:
Alphagan P and Alphagan	$71.4	$49.2	$22.2	$20.5	$1.7	45.1%	41.7%	3.4%
Lumigan	46.8	35.0	11.8	10.4	1.4	33.7%	29.7%	4.0%
Other Glaucoma	5.5	6.0	(0.5)	(0.9)	0.4	(8.3%)	(15.0%)	6.7%
Restasis	10.7	—	10.7	10.7	—	n/a	n/a	n/a
Tazorac, Zorac and Avage	22.3	20.2	2.1	2.1	—	10.4%	10.4%	—

	Nine months ended
			Change			Percent change
	September 26,	September 27,
(in millions)	2003	2002	Total	Performance	Currency	Total	Performance	Currency

Net Sales by Product Line:
Eye Care Pharmaceuticals	$727.1	$616.5	$110.6	$92.1	$18.5	17.9%	14.9%	3.0%
Botox/Neuromodulator	406.1	311.5	94.6	85.8	8.8	30.4%	27.5%	2.9%
Skin Care	79.8	68.3	11.5	11.4	0.1	16.8%	16.7%	0.1%

Total	1,213.0	996.3	216.7	189.3	27.4	21.8%	19.0%	2.8%
Other*	63.0	10.5	52.5	52.5	—	500.0%	500.0%	—

Total net sales	$1,276.0	$1,006.8	$269.2	$241.8	$27.4	26.7%	24.0%	2.7%

Domestic	70.7%	71.1%
International	29.3%	28.9%

Selected Product Sales:
Alphagan P and Alphagan	$213.6	$183.9	$29.7	$24.4	$5.3	16.2%	13.3%	2.9%
Lumigan	129.6	88.0	41.6	37.5	4.1	47.3%	42.6%	4.7%
Other Glaucoma	16.7	18.7	(2.0)	(3.1)	1.1	(10.7%)	(16.6%)	5.9%
Restasis	22.5	—	22.5	22.5	—	n/a	n/a	n/a
Tazorac, Zorac and Avage	58.9	46.9	12.0	11.9	0.1	25.6%	25.4%	0.2%

*	Primarily consists of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

The $10.4 million increase in net sales from the impact of foreign currency changes for the three months ended September 26, 2003 was due primarily to the strengthening of the euro, Canadian dollar, Australian dollar and Brazilian real compared to the U.S. dollar. The $27.4 million increase in net sales from the impact of foreign currency changes for the first nine months of 2003 was due primarily to the strengthening of the euro, Canadian dollar, Australian dollar and Japanese yen, partially offset by weakness in the Brazilian real and other Latin American currencies compared to the U.S. dollar.

The $92.7 million increase in net sales in the third quarter of 2003 compared to 2002 was primarily the result of an increase in sales in all three product lines, and an increase in other non-pharmaceutical product sales, which consist primarily of contract manufacturing sales to Advanced Medical Optics. Eye care pharmaceutical net sales increased in the third quarter of 2003 compared to net sales in the third quarter of 2002 primarily because of strong growth in sales of our glaucoma drug Lumigan® (Bimatoprost Ophthalmic Solution, 0.03%), our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, new product sales of $10.7 million generated from the second quarter 2003 initial U.S. launch of Restasis® (Cyclosporine Ophthalmic Emulsion 0.05%), and a net increase in sales of other eye care pharmaceutical products. The increase in our Alphagan® franchise product line in the third quarter of 2003 compared to the third quarter of 2002 was affected by a decrease in sales in the third quarter of 2002 due to our decision during that quarter to discontinue the U.S. distribution of Alphagan® and to focus our manufacturing, sales and marketing efforts on our improved brimonidine solution, Alphagan® P. This decision resulted in a temporary negative impact on our wholesaler customer inventory levels during the third quarter of 2002. Our Alphagan® product line sales also increased in the third quarter of 2003 compared to the same period last year due to strong sales growth in Europe. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published prices for certain of our eye care pharmaceutical products in the U.S. effective April 5, 2003. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. During the third quarter of 2003, U.S. sales of Ocuflox® (Ofloxacin Ophthalmic Solution 0.3%), an older anti-infective, declined as sales of Zymar™ (Gatifloxacin Ophthalmic Solution 0.3%), a newer anti-infective and the first generation fluoroquinilone to enter the U.S. market, grew substantially. In future periods, we expect sales of Ocuflox® to continue

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

to decline as sales of Zymar™ continue to increase and as we lose patent protection for Ocuflox® in the United States and face possible generic competition beginning in mid-2004. We continue to believe the introduction of generic formulations of the first generation of Alphagan®, the first of which was approved by the FDA in the second quarter of 2002 followed by a second generic formulation approved in the third quarter of 2003, will have a negative impact on the net sales for our Alphagan® franchise (Alphagan® P and Alphagan®) beginning in the fourth quarter of 2003. Botox® sales increased in the third quarter of 2003 compared to the third quarter of 2002 as a result of strong growth in both the United States and international markets. International Botox® sales growth continued to benefit from the March 2003 launch in France of Vistabel®, the European trade name for Botox® Cosmetic. Effective December 1, 2002, we increased the published price for Botox® and Botox® Cosmetic in the U.S. by approximately six percent, which had a corresponding positive effect on our U.S. sales growth in 2003. We believe our worldwide market share is approximately 85% for neuromodulators, including Botox®. Skin care sales increased primarily due to strong sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne.

The $269.2 million increase in net sales in the first nine months of 2003 compared to the same 2002 period was primarily the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical product sales. Botox® sales increased primarily for the same reasons discussed in the analysis of the third quarter 2003 increase in net sales. Eye care pharmaceutical and skin care sales also increased primarily for the same reasons discussed in the analysis of the third quarter 2003 increase in net sales. For the first nine months of 2003, eye care pharmaceutical sales also benefited from an increase in eye drop products, primarily Refresh®, and skin care sales also benefited from our relatively new product Avage™, which we launched in the first quarter of 2003.

The decrease in the percentage of U.S. sales for the current quarter as a percentage of total product net sales was primarily attributable to an increase in international eye care pharmaceutical sales and Botox® sales, primarily in Europe, partially offset by an increase in other non-pharmaceutical product sales in the United States, which consist primarily of contract manufacturing sales to Advanced Medical Optics. The decrease in the percentage of U.S. sales for the first nine months of 2003 as a percentage of total product net sales was primarily attributable to an increase in international eye care pharmaceutical sales, primarily in Europe, partially offset by an increase in other non-pharmaceutical product sales in the United States.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

Our gross margin percentage for the third quarter of 2003 was 81.3% of net sales, which represents a 1.4 percentage point decrease from the 82.7% rate reported for the third quarter of 2002. The gross margin percentage for the nine months ended September 26, 2003 was 81.9% of net sales, which represents a 3.0 percentage point decrease from the 84.9% rate reported for the first nine months of 2002. Our gross margin percentage decreased in the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of the higher amount of low margin contract manufacturing sales to Advanced Medical Optics and a decrease in gross margin percentage for eye care pharmaceutical and skin care products, partially offset by an increase in gross margin percentage for Botox® sales. Our gross margin percentages on two of our newly launched eye care pharmaceutical products, Restasis® and Zymar™, will be lower than our historical eye care pharmaceutical product gross margin percentages due to a higher level of royalties paid on net sales for those products. Gross margin in dollars increased in the third quarter of 2003 over the third quarter of 2002 by $70.6 million, or 24.4%, as a result of the 26.4% increase in net sales, partially offset by the 1.4 percentage point decrease in gross margin percentage.

Our gross margin percentage decreased in the first nine months of 2003 compared to the nine months ended September 27, 2002 primarily as a result of the higher amount of low margin contract manufacturing sales to Advanced Medical Optics and a decrease in gross margin percentage for eye care pharmaceuticals and skin care products, partially offset by a small increase in gross margin percentage for the Botox® product line and a positive change in the product mix resulting from increased Botox® sales as a percentage of total pharmaceutical product sales. Gross margin in dollars increased $189.8 million, or 22.2%, in the first nine months of 2003 compared to the first nine months of 2002 as a result of the 26.7% increase in net sales, partially offset by the 3.0 percentage point decrease in gross margin percentage.

Selling, general and administrative (SG&A) expenses were $170.5 million, or 38.5% of net sales, in the third quarter of 2003 compared to $148.4 million, or 42.3%, of net sales in the third quarter of 2002. SG&A expenses for the first nine months of 2003 were $524.8 million, or 41.1% of net sales, compared to $480.8 million, or 47.8% of net sales, in the comparable 2002 period. The increase in SG&A dollars was primarily a result of higher promotion, selling and marketing expenses supporting the corresponding increase in sales, especially for Lumigan®, Alphagan® P and Botox® in the United States and Lumigan® and Botox® in Europe, and higher selling and marketing expenses supporting the product launches of Vistabel®, Restasis®, Zymar™ and Avage™, partially offset by a decrease in duplicate operating expenses incurred in connection with the spin-off of Advanced Medical Optics of $2.8 million in the third quarter of 2002 and $38.5 million in the first nine months of 2002. No duplicate operating expenses were incurred in 2003. Duplicate operating expenses in 2002 included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the spin-off of Advanced Medical Optics. Excluding duplicate

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

operating expenses for the third quarter and nine months ended September 27, 2002, SG&A as a percentage of net sales was 41.5% and 43.9%, respectively. Excluding duplicate operating expenses in 2002, SG&A declined as a percentage of net sales in the third quarter and first nine months of 2003 compared to the same periods in 2002, due primarily to a decline in selling and marketing expenses and general and administrative costs as a percentage of net sales and, in the third quarter of 2003 only, lower promotion expenses as a percentage of net sales.

Research and development expenses increased in the third quarter of 2003 by $22.0 million, or 37.3% to $81.0 million, compared to $59.0 million for the same period last year. For the nine months ended September 26, 2003, research and development expenses increased by $322.3 million to $492.6 million, compared to $170.3 million for the nine months ended September 27, 2002. Research and development expenses for the nine months ended September 26, 2003 include a charge of $278.8 million related to acquired in-process research and development assets associated with the May 2003 purchase of Bardeen Sciences Company, LLC, which management determined were not yet complete and had no alternative uses in their current state. Excluding the effect of the $278.8 million charge, research and development expenses increased $43.5 million, or 25.5% for the nine months ended September 26, 2003 compared to the same period in 2002. Research and development spending, excluding the effect of the $278.8 million in-process research and development charge in 2003, increased in the third quarter of 2003 compared to the same period in 2002 primarily as a result of higher rates of investment in eye care pharmaceutical and skin care product lines, and for the first nine months of 2003 compared to the same 2002 period, higher rates of investment across all pharmaceutical product lines. Research and development expenses in the first nine months of 2002 included $0.6 million of duplicate operating expenses, consisting primarily of salaries and records duplication costs related to the spin-off of Advanced Medical Optics. See “Liquidity and Capital Resources — Bardeen Sciences Company, LLC” and Note 3, Bardeen Sciences Company, LLC, in the notes to the unaudited condensed consolidated financial statements for a discussion of the acquisition of Bardeen Sciences Company, LLC.

For the third quarter and first nine months of 2002, we incurred total pre-tax restructuring charges and asset write-offs of $0.8 million and $65.8 million, respectively, representing certain costs incurred in connection with a comprehensive plan to restructure and spin-off the ophthalmic surgical and contact lens care product lines. These costs consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to our spin-off of Advanced Medical Optics, as more fully described in Note 4, “Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses,” in the notes to the unaudited condensed consolidated financial statements. The restructure charge and asset write-offs include charges of $0.3 million and $1.4 million included in cost of sales for the third quarter and nine months ended September 27, 2002. The restructuring charge for the nine months ended September 27, 2002 also includes asset write-offs of $1.9 million unrelated to the spin-off of Advanced Medical Optics.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

In the third quarter of 2002, the Company recorded a pre-tax charge of $118.7 million related to a global settlement with Pharmacia Corporation and Columbia University resolving all intellectual property disputes regarding Lumigan® (bimatoprost ophthalmic solution, 0.03%) ophthalmic solution, covering two separate patent infringement lawsuits in the U.S. and a number of lawsuits and patent oppositions in Europe. The charge provided for the settlement of all litigation and potential past damages.

We reported operating income in the third quarter of 2003 of $109.0 million, compared to an operating loss of $35.9 million for the third quarter of 2002. The increase in operating income of $144.9 million was primarily due to the $70.6 million increase in gross margin and the absence of the legal settlement and restructuring charges in 2003 compared to a legal settlement charge of $118.7 million and a $0.5 million restructuring charge and asset write-offs in the third quarter of 2002, partially offset by an increase in SG&A expenses of $22.1 million and an increase in research and development expenses of $22.0 million.

Our operating income in the first nine months of 2003 was $28.8 million, compared to operating income of $23.2 million for the first nine months of 2002. The $5.6 million increase in operating income was due primarily to the $189.8 million increase in gross margin and the absence of the legal settlement and restructuring charges in 2003 compared to a legal settlement charge of $118.7 million and a $64.4 million restructuring charge and asset write-offs in the first nine months of 2002, partially offset by the increase in research and development expenses of $322.3 million, which includes the $278.8 million pre-tax charge for the in-process research and development associated with the May 2003 acquisition of Bardeen Sciences Company, LLC, and the increase in SG&A expenses of $44.0 million.

Total net non-operating expenses in the third quarter of 2003 were $2.6 million, compared to net non-operating expenses of $14.6 million in the third quarter of 2002. Interest income in the third quarter of 2003 was $2.6 million, a decrease of $1.1 million compared to interest income of $3.7 million in the same period last year. The decrease in interest income in the third quarter of 2003 was due to lower average cash equivalent balances of approximately $57 million in 2003 compared to 2002 and lower average interest rates earned on all cash equivalent balances of approximately 0.54%. Interest expense decreased $0.1 million to $3.9 million in the third quarter of 2003, compared to $4.0 million in the third quarter of 2002 primarily due to lower interest expense related to our outstanding zero coupon convertible notes, partially offset by an increase in other statutory interest expense. Gain on investments in the third quarter of 2003 was $0.2 million compared to a loss on investments of $22.2 million in the third quarter of 2002. The loss in the third quarter of 2002 of $22.2 million was related to the other than temporary impairment of certain third-party investments and related collaborations due to

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

unfavorable capital market conditions, even though we believed the technology associated with those investments continued to be viable from a development perspective. We recorded an unrealized gain on derivative instruments of $0.1 million in the third quarter of 2003 compared to an unrealized gain of $1.6 million in the third quarter of 2002. We record as unrealized gains (losses) on derivative instruments the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net losses were $1.6 million in the third quarter of 2003 compared to income of $6.3 million in the third quarter of 2002. In the third quarter of 2003, Other, net included $0.4 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and $0.6 million of net losses on the sale of fixed assets. In the third quarter of 2002, Other, net included a $5.7 million gain for the sale of a facility no longer required following the spin-off of Advanced Medical Optics.

Total net non-operating expenses in the first nine months of 2003 were $5.4 million, compared to net non-operating expenses of $22.8 million in the first nine months of 2002. Interest income in the first nine months of 2003 was $10.7 million, the same amount as reported in the first nine months of 2002. Higher average cash equivalent balances of approximately $47 million in 2003 compared to 2002 were offset by lower average interest rates earned on all cash equivalent balances of approximately 0.10%. Interest expense declined $0.6 million to $12.2 million in the first nine months of 2003, compared to $12.8 million in the first nine months of 2002 primarily due to lower interest expense related to the net effect of the November 2002 issuance of our zero coupon convertible senior notes due 2022 at an annual effective rate of 1.25% combined with the December 2002 redemption of a substantial portion of our zero coupon convertible subordinated notes due 2020, which accrued interest at 2.5% annually, partially offset by an increase in other statutory interest expense.

During the first nine months of 2003, we recorded unrealized losses on derivative instruments of $0.9 million, compared to unrealized losses of $2.7 million in the nine month period ended September 27, 2002. Loss on investments for the first nine months of 2003 was zero, compared to a loss of $30.2 million in the same period last year. The loss in the first nine months of 2002 of $30.2 million was associated with the other than temporary decline in certain third party investments and related collaborations. For the nine months ended September 26, 2003, Other, net includes $1.8 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe and $1.4 million of net losses on the sale of fixed assets, partially offset by net realized gains from settled foreign currency option contracts and other foreign currency transactions of $0.9 million. For the nine months ended September 27, 2002, Other, net included a $5.7 million gain on the sale of a

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

RESULTS OF CONTINUING OPERATIONS (Continued)

facility, a $5.0 million benefit resulting from the settlement of a collaboration relationship and net realized gains from the settlement of foreign currency option contracts and other foreign currency transactions of $2.3 million.

The effective tax rates for the third quarter and first nine month periods of 2003 were 28.0% and (69.2%), respectively, compared to the effective tax rates of 27.9% and 25.0% for the quarter and nine month periods ended September 27, 2002, respectively. Included in the nine months ended September 26, 2003 is a $278.8 million pre-tax charge for in-process research and development associated with our acquisition of Bardeen Sciences Company, LLC. We recorded an income tax benefit for this charge of $100.8 million. Excluding the impact of the $278.8 million in-process research and development charge and related tax benefit of $100.8 million, our effective tax rate for the nine month period ended September 26, 2003 was 28.0%, which is the same as our full year 2002 effective tax rate of 28.0%. The increase in the adjusted consolidated effective tax rate to 28.0% for the first nine months of 2003, excluding the effect of the charge for in-process research and development in 2003, compared to the consolidated effective tax rate for the first nine months of 2002 of 25.0% was primarily due to a change in the mix of earnings in the various tax jurisdictions in which we operate.

We earned $76.0 million from continuing operations in the third quarter of 2003 compared to a loss of $36.8 million for the same period last year. The $112.8 million increase in earnings from continuing operations in the third quarter of 2003 compared to the third quarter of 2002 was primarily the result of the increase in operating income of $144.9 million and the decrease in total net non-operating expenses of $12.0 million, partially offset by the increase in the provision for income taxes of $43.9 million. Our earnings from continuing operations was $38.3 million for the first nine months of 2003 compared to a loss from continuing operations of $0.4 million for the same period in 2002. The increase in earnings for the first nine months of 2003 compared to the first nine months of 2002 was due primarily to the increase in operating income of $5.6 million, the decrease in total net non-operating expenses of $17.4 million and the increase in the benefit for income taxes of $16.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity include: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The net cash provided by operating activities for the nine month period ended September 26, 2003 was $291.8 million compared to net cash provided by operating activities of $80.0 million for the nine month period ended September 27, 2002. The increase in net cash provided by operating activities of $211.8 million was primarily due to an increase in earnings from continuing operations, including the effect of adjusting for non-cash items, a decrease in cash required to fund trade receivables and inventory growth, an increase in accrued expenses and other liabilities, a decrease in income taxes paid, a decrease in pension contributions which affected the prepaid benefit cost for pensions included in other non-current assets and the absence in 2003 of duplicate operating expenses which were incurred in 2002 related to the spin-off of Advanced Medical Optics, partially offset by an increase in funds required for changes in other current assets. In the first nine months of 2003, we paid pension contributions of $6.0 million to our U.S. defined benefit pension plan compared to $50.5 million in the same 2002 period. In 2003, we expect to pay consolidated pension contributions of between $10 million and $15 million. At December 31, 2002, we disclosed consolidated unrecognized net actuarial losses of $123.9 million which were included in our reported prepaid benefit cost.

The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets and decreases in the discount rates used to measure projected benefit obligations that occurred over the past two years. Assuming constant actuarial assumptions estimated as of September 26, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of approximately $3 million of unrecognized losses included in pension costs to be expensed in 2003. The amortization of unrecognized losses included in pension costs in 2002 was $0.8 million. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

Cash used in investing activities in the first nine months of 2003 was $324.7 million. Cash used in investing activities in the first nine months of 2002 was $33.1 million. Excluding the $251.8 million in net cash paid in connection with the acquisition of Bardeen Sciences Company, cash used in investing activities in the first nine months of 2003 would have been $72.9 million. We invested $62.0 million in new facilities and equipment during the nine month period ended September 26, 2003 compared to $39.4 million during the same period in 2002. We currently expect to invest between $100 million and $120 million in total construction costs for our new research and development facility located in Irvine, California, expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2003. We also expect to invest approximately $230 million in the fourth quarter of 2003 upon closing the previously announced acquisition of Oculex Pharmaceuticals, Inc. We currently estimate that as much as 75

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

percent to 90 percent of the purchase price will be expensed as in-process research and development in the fourth quarter of 2003, with the balance being allocated to other tangible net assets, core technology and goodwill. We currently expect to finance the Oculex acquisition with a combination of cash, medium term notes and commercial paper.

Net cash used in financing activities was $26.1 million in the first nine months of 2003, composed primarily of $35.2 million for payments of dividends and $37.4 million for purchases of treasury stock, partially offset by cash provided by $39.9 million from the sale of stock to employees and $6.6 million from an increase in net borrowings of notes payable. Net cash used in financing activities was $226.4 million in the first nine months of 2002, composed primarily of $180.8 million for purchases of treasury stock, $33.6 million in net repayments of notes payable and long-term debt and $35.0 million for payments of dividends, partially offset by $23.0 million from the sale of stock to employees. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of September 26, 2003, we held approximately 3.8 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

Net cash provided by discontinued operations for 2002 was $174.7 million.

As of September 26, 2003, we had a committed domestic long-term credit facility, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we may use for a new medium term note program. The credit facility allows for borrowings of up to $300 million through 2007. The commercial paper program also provides for up to $300 million in borrowings. However, we do not currently intend to have combined borrowings under our committed credit facility and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $10.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. As of September 26, 2003, we had no borrowings under our committed credit facility or commercial paper program and $55.4 million in borrowings outstanding under the medium term note program. In April 2003, we exchanged in a private offering $30.0 million of our medium term notes which were to mature on April 3, 2003 for new notes due April 3, 2008 with terms that are not substantially different from the terms of the previously existing medium term notes.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. As of September 26, 2003, the conversion criteria had not been met. On December 20, 2002, we redeemed a substantial portion of our zero coupon convertible subordinated notes due 2020 which accrue interest at 2.5% annually. At September 26, 2003, the remaining net book value of the outstanding zero coupon convertible subordinated notes due 2020 was $46.1 million after adjusting for the unamortized discount. On November 3, 2003, we expect the holders of our zero coupon convertible subordinated notes due 2020 to require us to repurchase a portion of the then outstanding notes at a price equal to the remaining net book value of such notes after adjusting for the unamortized discount. We expect the amount payable in connection with the foregoing repurchase to be approximately $45.5 million.

A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholdings of U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested indefinitely in such operations. As of December 31, 2002, we had approximately $674 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States. We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.

Bardeen Sciences Company, LLC

On May 16, 2003, we completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC (“Bardeen”) from Farallon Pharma Investors, LLC (“Farallon”) for an aggregate purchase price, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired, of approximately $264.6 million. We acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2003

LIQUIDITY AND CAPITAL RESOURCES (Continued)

inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

Bardeen was formed in April 2001 upon our contribution of a portfolio of pharmaceutical compounds and research projects and the commitment of a $250 million capital investment by Farallon. In return for our contribution of the portfolio, we received certain commercialization rights to market products developed from the compounds comprising the portfolio. In addition, we acquired an option to purchase rights to any one product and a separate option to purchase all of the outstanding equity interests of Bardeen at an option price based on the amount of research and development funds expended by Bardeen on the portfolio and the time elapsed since the effective date of the option agreement. Neither we nor any of our officers or directors owned any interest in Bardeen or Farallon prior to the acquisition of the outstanding interests.

We determined that the assets acquired consisted entirely of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and R&D personnel, review of long-range product plans and review of a valuation report prepared by a third-party valuation specialist. We consulted with our independent auditor in arriving at the determination to record a charge to in-process research and development expense of $278.8 million during the quarter ended June 27, 2003 as a result of this transaction.

The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets — In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

From the time of Bardeen’s formation until the acquisition date, we performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between us and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, we recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research services revenues in the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 26, 2003, we recognized $16.0 million in research revenues and $14.5 million in research costs under the research and

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26,

LIQUIDITY AND CAPITAL RESOURCES (Continued)

development services agreement with Bardeen. No research revenues or research costs were recorded for the quarter ended September 26, 2003. For the quarter and nine month periods ended September 27, 2002, we recognized $9.4 million and $27.6 million in research revenues, respectively, and $8.6 million and $25.1 million in research costs, respectively, under the research and development services agreement with Bardeen.

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

At September 26, 2003, we had approximately $20.1 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.2 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at September 26, 2003 and December 31, 2002.

	September 26, 2003

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$167.8	—	—	—	—	—	$167.8	$167.8
Weighted Average
Interest Rate	1.12%	—	—	—	—	—	1.12%
Commercial Paper	$390.4	—	—	—	—	—	$390.4	390.4
Weighted Average
Interest Rate	1.04%	—	—		—	—	1.04%
Foreign Time Deposits	$60.0	—	—	—	—	—	$60.0	60.0
Weighted Average
Interest Rate	4.23%	—	—	—	—	—	4.23%
Other Cash Equivalents	$48.2	—	—	—	—	—	$48.2	48.2
Weighted Average
Interest Rate	1.02%	—	—	—	—	—	1.02%
Total Cash Equivalents	$666.4	—	—	—	—	—	$666.4	$666.4
Weighted Average
Interest Rate	1.35%	—	—	—	—	—	1.35%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$46.1	—	—	—	—	$561.1	$607.2	$733.0
Weighted Average
Interest Rate	2.50%	—	—	—	—	1.65%	1.72%
Other Fixed Rate
(non-US$)	$1.4	—	—	—	—	—	$1.4	1.4
Weighted Average
Interest Rate	13.70%	—	—	—	—	—	13.70%
Other Variable Rate
(non-US$)	$20.1	—	—	—	—	—	$20.1	20.1
Weighted Average
Interest Rate	2.52%	—	—	—	—	—	2.52%
Total Debt Obligations	$67.6	—	—	—	—	$561.1	$628.7	$754.5
Weighted Average
Interest Rate	2.74%	—	—	—	—	1.65%	1.77%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2002

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$133.3	—	—	—	—	—	$133.3	$133.3
Weighted Average
Interest Rate	1.38%	—	—	—	—	—	1.38%
Commercial Paper	$237.5	—	—	—	—	—	$237.5	237.5
Weighted Average
Interest Rate	1.42%	—	—	—	—		1.42%
Foreign Time Deposits	$34.9	—	—	—	—	—	$34.9	34.9
Weighted Average
Interest Rate	15.89%	—	—	—	—	—	15.89%
Other Cash Equivalents	$302.2	—	—	—	—	—	$302.2	302.2
Weighted Average
Interest Rate	1.40%	—	—	—	—	—	1.40%
Total Cash Equivalents	$707.9	—	—	—	—	—	$707.9	$707.9
Weighted Average
Interest Rate	2.12%	—	—	—	—	—	2.12%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$75.3	—	—	—	—	$526.0	$601.3	$650.9
Weighted Average
Interest Rate	3.78%	—	—	—	—	1.55%	1.83%
Other Fixed Rate
(non-US$)	$2.1	$0.1	—	—	—	—	$2.2	2.2
Weighted Average
Interest Rate	13.13%	12.00%	—	—	—	—	13.08%
Variable Rate (US$)	$0.3	—	—	—	—	—	$0.3	0.3
Weighted Average
Interest Rate	7.85%	—	—	—	—	—	7.85%
Other Variable Rate
(non-US$)	$12.0	$0.3	—	—	—	—	$12.3	12.3
Weighted Average
Interest Rate	4.02%	5.10%	—	—	—	—	4.05%
Total Debt Obligations	$89.7	$0.4	—	—	—	$526.0	$616.1	$665.7
Weighted Average
Interest Rate	4.04%	6.83%	—	—	—	1.55%	1.92%

Foreign Currency Risk

Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated sales, gross margins or operating expenses as expressed in U.S. dollars.

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

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

enter into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

All of our outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. Realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of operations.

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

All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Japanese yen, euro, British pound, Australian dollar, Canadian dollar and the Brazilian real. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as unrealized gains (losses) on derivative instruments while realized gains and losses on settled foreign currency option contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and are amortized to other, net over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 26, 2003 and December 31, 2002. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	September 26, 2003		December 31, 2002

		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$8.5	1.12	$106.4	1.03
U.K. Pound	0.5	1.59	4.5	1.59
Miscellaneous other currencies	—	—	0.2	—

	$9.0		$111.1

Estimated fair value	$(0.2)		$0.1

	September 26, 2003		December 31, 2002

		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Euro	$10.3	1.08	$12.2	1.00
Canadian Dollar	10.8	1.46	11.0	1.58
U.K. Pound	3.7	1.60	7.6	1.55
Australian Dollar	7.2	0.61	5.9	0.55
Japanese Yen	1.9	121.45	4.9	121.92
Brazilian Real	4.2	3.87	4.2	4.13

	$38.1		$45.8

Estimated fair value	$0.4		$1.3

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

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings,” at page 58 and Note 9, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(d) of Part I of this report for information on current patent litigation.

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

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis® and Zymar™, as well as FDA approval of new indications for products such as Botox®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that we are currently developing may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In connection with our acquisition of Bardeen Sciences Company, LLC, we acquired the right to continue researching and developing certain compounds for commercialization. As with any compounds or products that we are developing for commercialization, we cannot assure you that the compounds acquired as part of the acquisition of Bardeen will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.

We may acquire companies in the future and these acquisitions could disrupt our business.

As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and/or result in significant charges to earnings that may adversely affect our stock price and financial condition. We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If we are unable to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. For example, in connection with our acquisition of Bardeen Sciences Company, LLC in May 2003 and our pending acquisition of Oculex Pharmaceuticals, Inc., we may not be able to realize the expected benefit of the transactions and may ultimately need to incur greater than expected research and development expenses. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, our products or those of our customers and the products of companies we acquire may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by the federal government, principally by the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

ALLERGAN, INC.

Item 4. Controls and Procedures

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Allergan have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2003, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

     The following supplements and amends the Company’s discussion set forth under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Part II, Item 1 in each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 28, 2003 and June 27, 2003.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 17, 2002, we filed a motion for partial summary judgment. On December 17, 2002, Apotex also filed a motion for summary judgment. Oral arguments on the respective motions for summary judgment were heard on March 11, 2003. On March 19, 2003, the court granted our motion for partial summary judgment on patent infringement and denied Apotex’s motion for summary judgment on patent invalidity. Trial on the remaining issues was held from June 2, 2003 to June 20, 2003. Closing arguments were heard on August 29, 2003. On October 24, 2003, the court enjoined Apotex from launching its generic ketorolac product until the earlier of the court’s ruling on the case or December 31, 2003. We also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 9, 2002, we filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” We filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In our complaint, we asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, we filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the United States Court of Appeals for the Federal Circuit heard oral argument on our appeal. On March 28, 2003, the United States Court of Appeals for the Federal Circuit affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, we filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied our Petition for Rehearing En Banc. On September 19, 2003, we filed a Petition for Writ of Certiorari with the United States Supreme Court.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. (Continued)

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. We were served with the complaint on February 25, 2003. On March 26, 2003, we filed and served a demurrer that challenges the adequacy of the allegations in the complaint. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. The filing of the First Amended Complaint rendered moot our original demurrer. Accordingly, on August 12, 2003, we filed a demurrer to the First Amended Complaint. Oral argument on the demurrer is scheduled to be heard on November 7, 2003. Trial is presently scheduled for February 11, 2004.

On May 19, 2003, we were informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether we, Syntex or any other person are engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise restraining competition to Acular®. The FTC’s investigation is ongoing and we are fully cooperating with the FTC.

On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against us for monopolization, conspiracy to monopolize and unfair competition relating to our ketorolac ophthalmic solutions in the United States marketplace. We were served with the complaint on July 17, 2003. Our response was originally due on August 6, 2003, but the parties have mutually agreed that our response will be due on November 10, 2003.

On October 31, 2003, we filed a complaint in the United States District Court for the District of Columbia entitled “Allergan, Inc. v. Mark B. McClellan, M.D., Ph.D., Commissioner of Food and Drugs, Food and Drug Administration and Tommy G. Thompson, Secretary of Health and Human Services, Department of Health and Human Services.” In the complaint, we asked the FDA to reclassify our Restasis® product from an antibiotic to a non-antibiotic new drug. In December 2002, the FDA approved Restasis® as a

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. (Continued)

non-antibiotic new drug for the treatment of dry-eye disease. In March 2003, however, we received written notice that the FDA had reclassified Restasis® as an antibiotic because the FDA designated cyclosporine, the active ingredient in Restasis®, as an antibiotic. Although we have patents covering Restasis® that extend until 2014, the FDA’s reclassification prevents Restasis® from participating in Hatch-Waxman benefits and incentives, including marketing exclusivity and patent listing in the Orange Book. We believe the FDA’s decision to reclassify Restasis® as an antiobiotic was erroneous and that Restasis® should be entitled to receive full Hatch-Waxman benefits and incentives. We filed this lawsuit after CollaGenex Pharmaceuticals, Inc. obtained a preliminary injunction in July 2003 on a similar issue from the same court.

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

Item 6. Exhibits and Reports on Form 8-K

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.50	First Amendment to Allergan, Inc. Pension Plan (Restated 2003)

10.51	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as Amended and Restated November 2000)

10.52	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2003)

10.53	First Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2003)

Allergan, Inc.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (Continued)

10.54	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

•	Reports on Form 8-K

                       On July 18, 2003, we filed an Amendment to Current Report on Form 8-K/A with the Securities and Exchange Commission, amending the Form 8-K filed on May 28, 2003 in order to include the financial statements and pro forma financial information required by Item 7(a), Item 7(b) and the exhibit required by Item 7(c) in connection with our acquisition of the outstanding equity interests of Bardeen Sciences Company, LLC, from Farallon Pharma Investors, LLC for an aggregate purchase price of $263,073,976.60.

On July 23, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 (furnished under Item 12) our operating results for the quarter ended June 27, 2003. We also reported that our Board of Directors had declared a second quarter dividend of $0.09 per share, payable on September 9, 2003 to stockholders of record on August 12, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2003	ALLERGAN, INC.

/s/ Eric K. Brandt

Eric K. Brandt Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

Exhibit Index

•	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.50	First Amendment to Allergan, Inc. Pension Plan (Restated 2003)

10.51	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as Amended and Restated November 2000)

10.52	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2003)

10.53	First Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2003)

10.54	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.