Form 10-Q/A
period 2003-06-27
ALLERGAN INC
filed 2003-11-18
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

EXPLANATORY NOTE

     This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of adding Item 4 of Part II, “Submission of Matters to a Vote of Security Holders,” to our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2003. Item 6(a) is also being amended to include the certifications of our Chief Executive Officer and Principal Financial Officer required in connection with this Form 10-Q/A. This amendment has not resulted in any changes to Allergan, Inc.’s previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of June 27, 2003, and does not reflect any subsequent information or events.

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our Annual Meeting of Stockholders on April 25, 2003. At the Annual Meeting, our stockholders elected four directors to our Board of Directors and approved another proposal as more fully described below. At our Annual Meeting, there were present in person or by proxy 107,991,056 votes, representing 83.25% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

     1. The following directors were elected for three-year terms of office expiring in 2006 and received the number of votes set forth opposite their names:

Directors	Affirmative Votes	Withheld

Herbert W. Boyer, Ph.D.	106,578,245	10,561
Prof. Ronald M. Cresswell, Hon. D.Sc., F.R.S.E	106,576,313	12,493
Russell T. Ray	106,576,338	12,468
David E.I. Pyott	105,841,554	747,252

     The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires

Handel E. Evans	2004
Michael R. Gallagher	2004
Gavin S. Herbert	2004
Stephen J. Ryan, M.D.	2004
Lester J. Kaplan, Ph.D.	2005
Karen R. Osar	2005
Louis T. Rosso	2005
Leonard D. Schaeffer	2005

     2. A proposal to adopt an amendment and restatement of the Allergan, Inc. 1989 Nonemployee Director Stock Plan, to be known as the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, was approved by our stockholders. The proposal received 85,160,477 votes in favor and 21,987,158 votes against. There were 843,421 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.2	LLC Interest Assignment and Amendment Agreement, dated as of May 16, 2003, by and among Allergan, Inc., Farallon Pharma Investors, LLC and Bardeen Sciences Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2003).

10.49	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003, filed on August 5, 2003).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

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

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2003	ALLERGAN, INC.

/s/ Douglas S. Ingram

Douglas S. Ingram
Executive Vice President,
General Counsel and Secretary

3

Exhibit Index

Exhibit
No.	Description of Exhibit

2.2	LLC Interest Assignment and Amendment Agreement, dated as of May 16, 2003, by and among Allergan, Inc., Farallon Pharma Investors, LLC and Bardeen Sciences Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2003).

10.49	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003, filed on August 5, 2003).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

4