Form 10-K
period 2003-12-31
ALLERGAN INC
filed 2004-03-05
CIK 850693

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑          No ☐.

      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,081 million on June 27, 2003, based upon the closing price on the New York Stock Exchange on such date.

      Common Stock outstanding as of February 27, 2004 — 134,254,772 shares (including 3,033,468 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2004, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

i

PART I

Item 1.     Business

General Development of Our Business

      Allergan, Inc. is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we develop and market aesthetic-related pharmaceuticals and over-the-counter products. Within these areas, we are an innovative leader in therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We are also focusing research and development efforts on new therapeutic areas, including gastroenterology, neuropathic pain and various types of cancer.

      We were originally incorporated in California in 1948 and became known as Allergan Corporation in 1950. In 1977, we reincorporated in Delaware. In 1980, we were acquired by SmithKline Beecham plc (then known as SmithKline Corporation). From 1980 through 1989, we operated as a wholly-owned subsidiary of SmithKline and in 1989 we again became a stand-alone public company through a spin-off distribution by SmithKline.

      Our Internet website address is www.allergan.com. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference in this Annual Report on Form 10-K.

      On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and our contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The Internal Revenue Service ruled that the transaction qualified as tax-free for Allergan and our stockholders for U.S. federal income tax purposes, with the exception of cash received for fractional shares. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” Following the spin-off, we continue to own and operate our specialty pharmaceutical business and Advanced Medical Optics owns and operates what was formerly our optical medical device business. We have no ownership interest in Advanced Medical Optics. Our consolidated financial statements and related notes reflect the financial position, results of operations and cash flows of the optical medical device business as a discontinued operation.

Acquisitions in 2003

      On May 16, 2003, we completed the acquisition of all of the outstanding equity interests in Bardeen Sciences Company, LLC from Farallon Pharma Investors, LLC for an aggregate purchase price of approximately $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. The Bardeen acquisition occurred through our exercise of a previously granted equity purchase option that became exercisable on April 7, 2003. The option purchase price was determined pursuant to a formula established at the time of the grant of the equity purchase option in 2001. As a result of the Bardeen acquisition, we acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds and research projects.

      On November 20, 2003, we completed the acquisition of Oculex Pharmaceuticals, Inc., a company engaged in developing treatments for sight-threatening diseases of the eye. We acquired the Oculex business for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets, comprised principally of notes receivable, an equity investment and certain deferred tax assets related to Oculex. The primary focus of the transaction was our acquisition of a bioerodable, extended release drug delivery technology to deliver drug to the back of the eye, including Posurdex®, which is intended to deliver dexamethasone for the treatment of edema. We currently intend to enroll study subjects in Phase 3 clinical trials for Posurdex® during the first half of 2004. The Phase 3 clinical trials will focus on macular edema associated with diabetes and other conditions. If these Phase 3 clinical trials are successful, we anticipate potential FDA approval of Posurdex® in the late 2006 or early 2007 timeframe.

Our Business

      The following table sets forth, for the periods indicated, net sales from continuing operations for each of our specialty pharmaceutical product lines, earnings (loss) from continuing operations, domestic and international sales as a percentage of total net sales and domestic and international long-lived assets:

	Year Ended December 31

	2003	2002	2001

	(in millions)
Net Sales by Product Line
Eye Care Pharmaceuticals	$999.5	$827.3	$753.7
Botox®/ Neuromodulator	563.9	439.7	309.5
Skin Care Products	109.3	90.2	78.9
Other(1)	82.7	27.8	—

Total	$1,755.4	$1,385.0	$1,142.1

Earnings (loss) from continuing operations	$(52.5)	$64.0	$171.2

Sales
Domestic	70.4%	70.6%	67.0%
International	29.6%	29.4%	33.0%
Long-Lived Assets (in millions)
Domestic	$573.8	$381.2	$354.6
International	$252.9	$225.2	$199.3

(1)	Other sales primarily consist of sales to Advanced Medical Optics pursuant to the manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics.

      See Note 15, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning our foreign and domestic operations.

Eye Care Pharmaceutical Product Line

      We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, dry eye, inflammation, infection and allergy.

      Glaucoma. The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Inc., an independent research firm, our products for the treatment of glaucoma, including Alphagan®, Alphagan® P and Lumigan®, captured approximately 18% of the worldwide glaucoma market in 2003.

      Our largest selling eye care pharmaceutical products are the ophthalmic solutions Alphagan® (brimonidine tartrate ophthalmic solution) 0.2% and Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®. Alphagan® and Alphagan® P lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P is an improved reformulation of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite®. We currently market Alphagan® and Alphagan® P in over 70 countries worldwide.

      Alphagan® and Alphagan® P combined are the second best selling glaucoma products in the world, as measured by 2003 revenue, according to IMS Health Inc. Combined sales of Alphagan®and Alphagan® P represented 16% of our total consolidated sales in 2003, 18% of our total consolidated sales in 2002 and 22% of our total consolidated sales in 2001. In July 2002, based on the overwhelming acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. The marketing exclusivity period for Alphagan® P expires in September 2004, although we have a number of patents covering the Alphagan® P technology that extend to 2021 in the U.S. and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the first generic form of Alphagan® was approved by the FDA. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information regarding litigation involving Alphagan®. We believe that Falcon Pharmaceuticals, a company affiliated with Alcon Laboratories, Inc., will attempt to obtain FDA approval for and launch a brimonidine product to compete with our Alphagan® P product in 2005.

      In March 2001, the FDA approved Lumigan® (bimatoprost ophthalmic solution) 0.03%, a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. We currently sell Lumigan® in over 40 countries worldwide. We have also initiated a process to out-license Lumigan® in Japan.

      In September 2001, we filed a New Drug Application with the FDA for a brimonidine and timolol combination designed to treat glaucoma. This New Drug Application remains pending. During the fourth quarter of 2003, we received approval from Health Canada for our brimonidine and timolol combination, which is marketed as CombiganTM. In November 2003, we filed a New Drug Application with the FDA for a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. This New Drug Application remains pending.

      Ocular Surface Disease. In December 2002, the FDA approved Restasis® (cyclosporine ophthalmic emulsion) 0.05%, the first and currently the only prescription therapy for the treatment of chronic dry eye disease. We launched Restasis® in the United States in April 2003. Dry eye disease is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of dry eye disease increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of dry eye disease. In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc. under which we obtained an exclusive license to develop and commercialize Inspire’s INS365 Ophthalmic in exchange for royalty payments to Inspire on sales of both Restasis® and, ultimately, INS365. INS365 has completed Phase III clinical trials investigating its ability to relieve the signs and symptoms of dry eye disease by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production. In December 2003, the FDA issued an approvable letter for INS365, although Inspire has reported that the FDA has also requested additional clinical data. We believe that if INS365 is approved, it will be complementary to Restasis® in the market.

      Ophthalmic Inflammation. Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of F. Hoffmann-LaRoche Inc. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF® is the first, and currently remains the only unit-dose, preservative-free topical non-steroidal anti-inflammatory drug in the United States. Acular PF® is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Acular® is the number one prescribed non-steroidal anti-inflammatory in the United States. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information regarding our successful patent infringement lawsuit against Apotex, Inc., et al. confirming the validity and enforceability of our intellectual property covering Acular®.

      In June 2003, we received FDA approval of Acular LSTM, a reformulated ketorolac 0.4% concentration, for the reduction of ocular pain, burning and stinging following corneal refractive surgery. We launched Acular LSTM in the United States in August 2003.

      Our product Pred Forte® remains a leading topical steroid worldwide based on 2003 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

      Ophthalmic Infection. A leading product in the ophthalmic anti-infective market is our Ocuflox®/ Oflox®/ Exocin® ophthalmic solution. According to Verispan, an independent research firm, this ophthalmic solution was the number one ocular anti-infective prescribed by ophthalmologists in the United States in 2003. The U.S. compound and ophthalmic use patents covering Ocuflox® expire in March 2004 and May 2004, respectively.

      In March 2003, we received FDA approval of Zymar™ (gatifloxacin ophthalmic solution) 0.3%. Zymar™ is the first fourth-generation fluoroquinilone to enter the market for the treatment of bacterial conjunctivitis. Laboratory studies have shown that Zymar™ kills the most common bacteria that cause eye infections as well as specific resistant bacteria. We launched Zymar™ in the United States in April 2003.

      Allergy. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. Additionally, in October 2003, we received FDA approval of Elestat™(epinastine ophthalmic solution) 0.05%, for the prevention of itching associated with allergic conjunctivitis. In December 2003, we announced the execution of an agreement with Inspire Pharmaceuticals for the co-promotion of Elestat™ in the United States within the ophthalmic specialty area and to allergists. Under the terms of the agreement, Inspire provided us with an up-front payment and we will pay royalties to Inspire on Elestat™ net sales. In addition, the agreement reduces our existing royalty payment to Inspire for Restasis®. Inspire will have primary responsibility for selling and marketing activities in the United States related to Elestat.™ We have retained all international marketing and selling rights. We plan to launch Elestat™ in Europe under the brand names Relestat® and Purivist® during the first quarter of 2004, and we anticipate that Inspire will also launch ElestatTM in the United States during the first quarter of 2004.

Neuromodulator

      Our neuromodulator product, Botox® (Botulinum Toxin Type A), is used in a wide variety of treatments which continue to expand. Botox® is accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to cosmetic facial aesthetics. There are currently in excess of 100 therapeutic and cosmetic indications for Botox® based on its localized treatment effect and approximately 20 years of safety experience in large patient groups. Marketed as Botox®, Botox® Cosmetic or Vistabel®, depending on the indication and country of approval, the product is approved in over 70 countries for a broad range of indications. Sales of Botox® represented approximately 32%, 32% and 27% of our total consolidated sales in 2003, 2002 and 2001, respectively.

      Botox®. Botox® is used therapeutically in the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States are as follows:

•	blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over; and

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck in adults, along with the associated pain.

      In certain countries outside of the United States, Botox® is also approved for treating blepharospasm, strabismus, cervical dystonia, hemifacial spasm, pediatric cerebral palsy, hyperhidrosis (excessive sweating) and upper limb spasticity associated with debilities occurring after a stroke. We are pursuing new approved indications for Botox® in the United States, Japan and Europe, including hyperhidrosis (excessive sweating), headache, back spasm and spasticity. In July 2003, we achieved two Botox® milestones. We filed with the FDA the Biologics License Application (BLA) supplement for the use of Botox® for hyperhidrosis in the United States, and we received a positive opinion in the Mutual Recognition Process (MRP) for Vistabel® for seven additional European countries.

      The European Commission has granted Botox® a positive opinion for focal spasticity of the wrist and hand in adult post-stroke patients. Health Canada has also approved Botox® for the management of focal spasticity, including the treatment of upper limb spasticity associated with adult post-stroke patients. In addition, Botox® has been granted approval for hyperhidrosis in Canada, Australia, New Zealand and several European countries. To date, the European countries that have approved Botox® for hyperhidrosis are Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Luxembourg, the Netherlands, Portugal, Sweden, Switzerland and the United Kingdom.

      Botox® Cosmetic. The FDA approved Botox® in April 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic or Vistabel®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Health Canada approved Botox® Cosmetic for similar use in Canada in April 2001. In 2003, we continued our previously launched direct-to-consumer marketing campaigns in Canada and the United States. These campaigns included television commercials, radio advertising and print advertising aimed at consumers and aesthetic specialty physicians. Since its FDA approval in the United States, approximately 25 other countries have approved the glabellar line indication for Botox®, Botox® Cosmetic or Vistabel®, depending on the country of approval, including Australia, Brazil, Canada, Denmark, France, Israel, Mexico, Norway, Poland, Portugal, Spain, Sweden, and Switzerland. We now sponsor training of aesthetic-oriented physicians in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic or Vistabel®.

Skin Care Product Line

      Our skin care product line focuses on the high growth, high margin segments of the acne and psoriasis markets, particularly in the United States and Canada.

      Tazarotene Products. Since 1997, we have marketed Tazorac® gel in the United States for the treatment of plaque psoriasis, a chronic skin disease characterized by dry red patches, and acne. We have marketed the cream formulation of Tazorac® for the treatment of psoriasis since its FDA approval in October 2000. In September 2001, we received FDA approval to market Tazorac® cream for the topical treatment of acne. Under a co-promotion agreement for Tazorac® in the United States, Procter & Gamble Pharmaceuticals Inc. markets Tazorac® primarily to the general practitioner market and we market Tazorac® to dermatologists currently covered by our in-house sales force. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® in certain parts of Europe, the Middle East and Africa.

      In October 2002, we received FDA approval of AvageTM. AvageTM is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched AvageTM in the United States in January 2003.

      In November 2003, we filed a New Drug Application with the FDA for oral tazarotene for the treatment of moderate to very severe psoriasis. This New Drug Application remains pending. We also announced our intention to initiate a process to out-license the tazarotene molecule for indications in both psoriasis and acne outside North America. In North America, we currently intend to seek a development partner for our oral tazarotene acne Phase 3 clinical trials.

      Azelex®. Azelex® cream is approved for the topical treatment of mild to moderate inflammatory acne vulgaris. We launched Azelex® cream in the United States in December 1995.

      M.D. Forte®. We also develop and market glycolic acid-based skin care products. Our M.D. Forte® line of alpha hydroxy acid products are marketed to and dispensed by physicians.

      Finacea®. In 2003 we entered into a collaboration with Berlex, Inc. to jointly promote Berlex’s topical rosacea treatment, Finacea® (azelaic acid gel 15%). Finacea® is the first new therapeutic class option to be approved for the treatment of rosacea in more than a decade and has rapidly gained a leading position in the market.

Employee Relations

      At December 31, 2003, we employed approximately 4,930 persons throughout the world, including approximately 2,430 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally very good.

International Operations

      Our international sales of specialty pharmaceutical products have represented 29.6%, 29.4% and 33.0% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

      We maintain a global marketing team, as well as regional sales and marketing organizations. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, plastic surgeons and dermatologists who use, prescribe and recommend our products. We advertise in professional journals and have an extensive direct mail program of descriptive product literature and scientific information that we provide to specialists in the ophthalmic, dermatological and movement disorder fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. We have also utilized direct-to-consumer advertising for our Botox® Cosmetic and Refresh® products.

      Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, pediatricians and plastic surgeons. As of December 31, 2003, we employed approximately 1,300 sales representatives throughout the world. In 2003, for the sixth year in a row, an independent survey of U.S. ophthalmologists ranked our sales force No. 1 in terms of product knowledge and service. We also utilize distributors for our products in smaller international markets.

      Sales to Cardinal Healthcare for the years ended December 31, 2003, 2002 and 2001 were 14.0%, 14.8% and 15.1%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2003, 2002 and 2001 were 14.2%, 13.3% and 13.4%, respectively, of our total consolidated product net sales. No other country, or single customer, generates over 10% of our total product net sales.

Research and Development

      Our global research and development efforts currently focus on eye care, skin care, neuromodulator and other neurologic and gastroenterology candidates. Our own research and development activities are supplemented by a commitment to identify and obtain new technologies through in-licensing, technological collaborations, joint ventures and acquisition efforts, including the establishment of research relationships with biotechnology companies, academic institutions and individual researchers.

      As of December 31, 2003, there were, in the aggregate, approximately 1,060 employees involved in our research and development efforts. Our research and development expenditures for 2003, 2002 and 2001 were $763.5 million, $233.1 million and $227.5 million, respectively, including amounts spent by us as in-process research and development expenditures in conjunction with our 2003 acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., as well as our 2001 acquisition of Allergan Specialty Therapeutics, Inc. Excluding in-process research and development expenditures made in conjunction with the foregoing acquisitions, we have increased our investment in research and development by over $200 million in the past five years, dedicating approximately 20% of our investment in research and development to the discovery of new compounds. In 2002, we dedicated a new research and development facility in France, and we are nearing completion of a major new research and development facility in Irvine, California, which we expect will be completed in 2004 at an aggregate cost of approximately $75 million. In 2004, we began construction on a new biologics facility to be located on our Irvine, California campus. We expect that this facility will be completed in 2005 at an aggregate cost of approximately $50 million.

      Our strategy is to expand our leadership role in the science of neuromodulators, develop new potential compounds for sight-threatening diseases such as glaucoma and age-related macular degeneration, as well as pain and gastroenterology, build on our strong market positions in therapeutic dry eye products and dermatology products for acne and psoriasis, and explore new therapeutic areas that are consistent with our specialty pharmaceutical focus.

      Eye Care Research and Development. Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for glaucoma and dry eye, and pharmaceuticals and related drug delivery technology for back-of-the eye disorders, including macular degeneration and edema.

      Neuromodulator Research and Development. We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We are focused on both expanding the approved indications for Botox® and pursuing new neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, headache, brow furrow, smooth muscle disorders and hyperhidrosis. In collaboration with the Centre for Applied Microbiology & Research, we are focused on engineering neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing.

      Skin Care Research and Development. Our research and development team for our skin care business is working on expanded indications and formulations for tazarotene, including an oral form of tazarotene. This oral form of tazorotene is a receptor selective retinoid agonist used for the treatment of moderate to very severe psoriasis and is currently under FDA review. We are committed to expanding the uses of our tazarotene compound. We have, however, initiated a process to divest our other early stage retinoid technology.

      In November 2002, we entered into a research collaboration and license agreement with Peplin Biotech Ltd. for the right to develop and commercialize PEP005 for the topical treatment of non-melanoma skin cancer and actinic keratosis. This small molecule has shown early promise for the treatment of a wide range of human cancers, including non-melanoma and other skin cancers.

      Other Areas of Research and Development. We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as the use of alpha agonists for the treatment of neuropathic pain. Additionally, we are developing a novel proton pump inhibitor designed to reduce excess stomach acid secretion.

      In December 2002, we entered into a strategic research collaboration and license agreement with ExonHit Therapeutics. The goals of this collaboration are to identify new molecular targets based on ExonHit Therapeutics’ gene profiling DATASTM technology and to work collaboratively developing unique compounds and commercial products based on these targets. Our strategic alliance with ExonHit Therapeutics provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology.

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

Manufacturing

      We manufacture the majority of our commercial products in our own plants located in Waco, Texas; Westport, Ireland; and Sao Paulo, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us. However, the revenues from these products are not material to our operating results.

      We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other raw materials from qualified domestic and international sources. These raw materials consist of active pharmaceutical ingredients, pharmaceutical excipients, and packaging components. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate sourcing endeavor that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients, we are a niche purchaser of specialty chemicals, which are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

Competition

      We face significant competition in all of our markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture. Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Pfizer, Novartis Ophthalmics and Merck & Co., Inc. These competitors have equivalent or, in most cases, greater resources than us. Our skin care business competes against a number of companies, including among others, Dermik, a division of Aventis, Galderma, a joint venture between Nestle and L’Oreal, Bristol-Myers Squibb, Schering-Plough Corporation, Johnson & Johnson and Hoffman-La Roche Inc., all of which have greater resources than us. In the market for neuromodulators, we have three competitors, including Beaufour Ipsen Ltd., which sells products in Europe, Latin America, Asia, Australia and New Zealand, Elan Pharmaceuticals, which sells products in the United States and Europe, and a Chinese entity which sells products in limited countries in Asia and Latin America. In marketing our products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, we compete primarily on the basis of product technology and price. We believe that we compete favorably in our product markets.

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

      Once approved, the FDA may withdraw product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing clinical studies to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the authority to levy fines and civil penalties, suspend or delay the issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

      The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug, and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

      We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay the issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

      Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are currently being reviewed by the European Commission and proposals for improving the efficiency of operation of both the mutual recognition and centralized procedure are expected. Additionally, new rules have been introduced or are under discussion in several areas, such as the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.

      In Japan, where we currently sell Botox®, the regulatory process is at least equally complex. Pre-marketing approval and clinical studies are required, as is negotiated governmental pricing for pharmaceuticals. The regulatory regime for pharmaceuticals in Japan has historically been lengthy and costly, primarily because Japan required the repetition of all relevant clinical studies in Japan. Japan is in the process of implementing changes to comply with the International Conference on Harmonization, an agreement among Japan, the United States and the European Union to facilitate the registration of drugs utilizing data collected outside of the country. The timeline for completion of these changes and the rules during this transitional period are not certain. During this transitional period, registration of pharmaceutical products will remain unpredictable.

      The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Medicare Prescription Drug Modernization Act of 2003 imposed certain reimbursement restrictions on our products in the United States. These reimbursement restrictions or other price reductions or controls could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany and Italy. Certain products are also no longer eligible for reimbursement in France and Italy. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, have been increasing.

      We cannot predict the likelihood or pace of any significant regulatory or legislative action in these areas, nor can we predict whether or in what form health care legislation being formulated by various governments will be passed. Medicare reimbursement rates are subject to change at any time. We also cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, we believe that such legislative activity will likely continue. If adopted, such measures can be expected to have an impact on our business.

Patents, Trademarks and Licenses

      We own, or are licensed under numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents relating to Lumigan®, Acular®, Alphagan® P and Ocuflox®, no one patent or license is currently of material importance in relation to our overall sales. The U.S. compound and ophthalmic use patents covering Lumigan® currently expire in 2012. An application is pending with the U.S. Patent and Trademark Office for a patent term extension for Lumigan®. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in 2009; and in 2008 in Europe. The U.S. patents covering the commercial formulation of Alphagan® P expire in 2012 and 2021; and in 2009 in Europe, with corresponding patents pending. Because we received 6-month exclusivity extensions from the FDA for pediatric use, the U.S. compound and ophthalmic use patents covering Ocuflox® expire in March 2004 and May 2004, respectively. Certain European compound patents covering Ocuflox® expired in 2003, and others will expire in 2007.

      Our success with our products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, such patents are circumvented or not upheld in a legal proceeding, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See “Certain Factors and Trends Affecting Allergan and its Businesses — We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses and losses or prevent us from selling our products.”

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

      We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current patent litigation.

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

Seasonality

      Our business, taken as a whole, is not materially affected by seasonal factors, although we have noticed a trend with respect to sales of our Botox® product. Specifically, sales of Botox® tend to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter tend to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive additional cosmetic treatments prior to the holiday season.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

      Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities

Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments which express our opinions about trends and factors which may impact future operating results. Disclosures which use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

      We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

We operate in a highly competitive business.

      The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively market and otherwise promote products, including communications regarding the effectiveness, safety and value of products to actual and prospective customers. Our competitors often have greater resources than us. This enables them, among other things, to spread their research and development costs over a broader revenue base. In addition to product development and effective promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, customer service and access to technical information. It is possible that developments by our competitors could make our products or technologies noncompetitive or obsolete. In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally. For instance, we believe that Falcon Pharmaceuticals, a company affiliated with Alcon Laboratories, Inc., will attempt to obtain FDA approval for and launch a brimonidine product to compete with our Alphagan® P product in 2005.

      Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator marketed by Elan Pharmaceuticals. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, while Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997 and has launched, or we believe is planning to launch, its botulinum toxin product in other lightly regulated markets in Asia and South America. These lightly regulated markets may not require adherence to good manufacturing practice regulations promulgated by the FDA, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. In addition, a German company is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company may be developing a botulinum toxin currently expected to be launched in Korea in 2004. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

      Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media has at times in the past, and may continue in the future, to produce negative reports on the efficacy, safety or side effects of Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted for this and other reasons, thereby causing demand to decline.

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

      Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the purchase of pharmaceutical products, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls or restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most other countries outside the United States.

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

We are subject to risks associated with doing business internationally.

      Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	adverse changes in tariff and trade protection measures;
•	unexpected changes in foreign regulatory requirements;
•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;
•	changing economic conditions in countries where our products are sold or manufactured or in other countries;
•	exchange rate risks;
•	restrictions on the repatriation of funds;
•	political unrest and hostilities;
•	differing degrees of protection for intellectual property; and
•	difficulties in coordinating and managing foreign operations.

      Any of these factors could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we can successfully manage these risks or avoid their effects.

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

      Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In such event, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information on current patent litigation.

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

      Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar™ and Botox®, as well as FDA approval of new indications for products such as Botox® and Tazorac®, and the oral formulation of Tazorac®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products that we are currently developing may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In connection with our acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., we acquired the right to continue researching and developing certain compounds and products, respectively, for commercialization. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, receive regulatory approval or achieve market acceptance.

We may acquire companies in the future and these acquisitions could disrupt our business.

      As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses acquired and result in significant charges to earnings that may adversely affect our financial condition and stock price. We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired. If we are unable to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, our products or those of our customers and the products of companies we acquire may overlap, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

      Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by the federal government, principally by the FDA and to a lesser extent by the U.S. Drug Enforcement Administration, and foreign and state government agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Agency and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with good manufacturing practices and other FDA regulations. The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.

Item 2.     Properties

      Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We have two additional facilities located in California. One such facility is leased to provide raw material support and the other facility is leased to provide administrative support. We own one facility in Texas for manufacturing and warehousing.

      Outside of the United States, we own and operate two facilities for manufacturing and warehousing. One such facility is located in Brazil and the other facility is located in Ireland. Other material facilities include one leased facility for administration and warehousing in Mexico; leased facilities for administration, warehousing and research and development in Japan; leased facilities for administration in Australia, Brazil, Canada, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom; and leased facilities for administration and research and development in France.

Item 3.     Legal Proceedings

      We are involved in various lawsuits and claims arising in the ordinary course of business.

      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of Allergan, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in our favor. We have also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

      On January 9, 2002, we filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” We filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In our complaint, we asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, we filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the United States Court of Appeals for the Federal Circuit heard oral argument on our appeal. On March 28, 2003, the United States Court of Appeals for the Federal Circuit affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, we filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied our Petition for Rehearing En Banc. On

September 19, 2003, we filed a Petition for Writ of Certiorari with the United States Supreme Court. On December 1, 2003, the United States Supreme Court denied our Petition for Writ of Certiorari.

      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. We were served with the complaint on February 25, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, we filed a demurrer to the First Amended Complaint. Oral argument on our demurrer was heard on November 7, 2003, at which time the court sustained our demurrer without leave to amend as to two causes of action and denied our demurrer as to the remaining ten causes of action. On December 8, 2003, the court set a trial date to commence on April 28, 2004.

      On May 19, 2003, we were informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether we, Syntex or any other person is engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise restraining competition to Acular®. On February 9, 2004, the FTC informed us that it had closed the investigation.

      On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against us for monopolization, conspiracy to monopolize and unfair competition relating to our ketorolac ophthalmic solutions in the United States marketplace. We were served with the complaint on July 17, 2003. On January 7, 2004, Apotex, Inc., Apotex Corp. and Novex Pharma Inc. filed a Notice of Dismissal without Prejudice with the court, thereby dismissing the action.

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

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2003			2002(1)

Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$56.60	$71.53	$0.09	$58.58	$72.35	$0.09
Second	66.81	81.55	0.09	54.01	67.23	0.09
Third	75.82	81.80	0.09	49.05	65.49	0.09
Fourth	71.65	81.48	0.09	51.40	65.08	0.09

(1)	On June 29, 2002, we distributed to our stockholders, in the form of a stock dividend, one share of our then wholly-owned subsidiary, Advanced Medical Optics, Inc., for every 4.5 shares of our common stock held on June 14, 2002. The 2002 stock prices presented above are restated stock prices and reflect the distribution of our ownership in Advanced Medical Optics to our stockholders.

      Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”

      The approximate number of stockholders of record was 6,700 as of January 30, 2004.

      On January 27, 2004, our board of directors declared a cash dividend of $0.09 per share, payable March 18, 2004 to stockholders of record on February 18, 2004. See Note 7, “Notes Payable and Long-Term Debt,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning restrictions on dividend payments.

Recent Sales of Unregistered Securities

      On April 3, 2003, we issued $34,875,000 in principal aggregate amount of 3.560% Notes due 2008 (the “Notes”) to J.P. Morgan Securities Inc., as initial purchaser. The Notes were issued to J.P. Morgan Securities concurrent with and in exchange for the repurchase and cancellation by J.P. Morgan Securities of all of our outstanding 6.22% Dealer Remarketable Securities due 2013 (the “Dealer Remarketable Securities”) issued in the initial aggregate amount of $30,000,000. Because the Notes were issued in exchange for the cancellation and delivery of the Dealer Remarketable Securities, we did not receive any proceeds from the issuance of the Notes. The Notes were issued with terms that are not substantially different from the terms of the Dealer Remarketable Securities. The Notes were offered and sold in a private placement in compliance with Rule 144A under the Securities Act of 1933.

      The Notes, which will mature on April 3, 2008, are general unsecured obligations ranking equally with all of our other unsecured senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated to all indebtedness and liabilities of our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information included under Item 12 of Part III of this report is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

      The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2003.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value) of Shares that May
	of Shares	Average Price	Announced Plans	Yet Be Purchased Under
Period	Purchased(1)	Paid per Share	or Programs	the Plans or Programs(2)

September 27, 2003 to October 31, 2003	100,000	$77.2557	100,000	5,580,623
November 1, 2003 to November 30, 2003	489,900	$74.8301	489,900	5,142,830
December 1, 2003 to December 31, 2003	100,000	$73.6713	100,000	5,088,209
Total	689,900	$75.0137	689,900	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2003, the Company held approximately 4.1 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions, except per share data)
Summary of Operations
Product net sales	$1,755.4	$1,385.0	$1,142.1	$992.1	$828.6
Research service revenues (primarily from a related party through April 16, 2001)	16.0	40.3	60.3	62.9	46.2
Operating costs and expenses:
Cost of product sales	320.3	221.7	198.1	197.7	170.4
Cost of research services	14.5	36.6	56.1	59.4	43.3
Selling, general and administrative	693.6	629.5	481.1	409.2	332.2
Research and development	763.5	233.1	227.5	165.7	140.6
Technology fees from related party	—	—	(0.7)	(3.1)	(6.1)
Legal settlement	—	118.7	—	—	—
Restructuring charge (reversal) and asset write-offs, net	(0.4)	62.4	(1.7)	0.2	(4.4)

Operating income (loss)	(20.1)	123.3	242.0	225.9	198.8
Non-operating income (loss)	(9.4)	(33.5)	18.3	9.7	12.4
Earnings (loss) from continuing operations before income taxes and minority interest	(29.5)	89.8	260.3	235.6	211.2
Earnings (loss) from continuing operations	(52.5)	64.0	171.2	165.9	143.7
Earnings from discontinued operations	—	11.2	54.9	49.2	44.5
Net earnings (loss)	(52.5)	75.2	224.9	215.1	188.2

SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions, except per share data)
Summary of Operations (continued)
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.49	$1.30	$1.27	$1.09
Discontinued operations	—	0.09	0.42	0.38	0.33
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.49	$1.29	$1.24	$1.06
Discontinued operations	—	0.08	0.40	0.37	0.33
Cash dividends per share	0.36	0.36	0.36	0.32	0.28
Financial Position
Current assets	$928.2	$1,200.2	$1,114.8	$1,097.4	$697.5
Working capital	544.8	796.6	710.4	752.1	277.6
Total assets	1,754.9	1,806.6	2,046.2	1,971.0	1,339.1
Long-term debt	573.3	526.4	444.8	484.3	208.8
Total stockholders’ equity	718.6	808.3	977.4	873.8	634.5

      The financial data above has been recast to reflect the results of operations and financial positions of our ophthalmic, surgical and contact lens care businesses as a discontinued operation. The results of operations for our discontinued operations includes allocations of certain Allergan expenses to those operations. These amounts have been allocated on the basis that is considered to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This financial review presents our operating results for each of the three years in the period ended December 31, 2003, and our financial condition at December 31, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 1 of Part I of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

     Revenue Recognition

      We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amount reserved for cash discounts was $1.2 million at December 31, 2003 and 2002. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at December 31, 2003 and 2002 were $6.3 million and $5.4 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such rebates and incentive programs. The amounts accrued for sales rebates and other incentive programs at December 31, 2003 and 2002 were $49.5 million and $38.3 million, respectively.

      Historical allowances for cash discounts, product returns and rebates and incentives have been within the amounts reserved or accrued, respectively. However, material differences may result in the amount of revenue we recognize from product sales if the actual amount of product returns and the amount of rebates and incentives differ materially from the amounts estimated by management.

Pensions

      We sponsor various pension plans in the U.S. and abroad in accordance with local laws and regulations. In connection with these plans, we use certain actuarial assumptions to determine the plans’ net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.

      Our assumption for the expected long-term rate of return on assets in our U.S. pension plan to determine the net periodic benefit cost is 8.25% for 2003, which represents a 1.25% decline from our 2002 expected rate of return of 9.50%. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the return on assets assumption would increase our expected 2004 U.S. pre-tax pension benefit cost by approximately $0.6 million.

      The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2003 is 6.10%, which represents a 0.65% decline from our December 31, 2002 rate of 6.75%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2004 U.S. pre-tax pension benefit costs by approximately $1.4 million and increase our U.S. pension plans’ projected benefit obligations at December 31, 2003 by approximately $11 million.

Income Taxes

      Income taxes are determined using an annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of R&D tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. Valuation allowances against our deferred tax assets were $62.6 million and $73.9 million at December 31, 2003 and 2002, respectively. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us. Withholding and U.S. taxes have not been provided for the unremitted earnings of certain non-U.S. subsidiaries because we have reinvested or expect to reinvest these earnings permanently in such operations. At December 31, 2003, we had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

Purchase Price Allocation

      The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

      The aggregate purchase price for Oculex Pharmaceuticals, Inc. (“Oculex”) and Bardeen Sciences Company, LLC (“Bardeen”) of approximately $223.8 million and $264.6 million, respectively, was allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Oculex was determined to be a business combination, while Bardeen was considered to be an asset acquisition and not a business combination. Accordingly, we have provided pro forma financial information in our financial statements to reflect the effect of the Oculex acquisition on our historical operating results, but have not done so for the Bardeen acquisition. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.

      We determined that the assets acquired from Oculex and Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and research and development personnel, our review of long-range product plans and our review of a valuation report prepared by an independent valuation specialist. The valuation specialist’s report reached a conclusion with regard to the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. In connection with the acquisition of Oculex, we determined that the assets acquired also included a proprietary technology drug delivery platform which was separately valued and capitalized as core technology. We reached this conclusion based on our determination that the acquired technology had alternative future uses in its current state.

      We consulted with our independent auditor in arriving at the determination to record a charge to in-process research and development expense and to capitalize core technology. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Discontinued Operations

      On June 29, 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and our contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., and issuing a dividend of Advanced Medical Optics’ common stock to our stockholders. The common stock of Advanced Medical Optics began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, we continue to own and operate our specialty pharmaceutical business, and Advanced Medical Optics owns and operates what was formerly our optical medical device business. We have no ownership interest in Advanced Medical Optics. Our consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of Advanced Medical Optics as a discontinued operation.

      We did not account for our ophthalmic surgical and contact lens care businesses as a separate legal entity. Therefore, the following selected financial data for our discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for our discontinued operations includes allocations of certain of our expenses to those operations. These amounts have been allocated to our discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations. See Note 2, “Discontinued Operations,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.

      Effective with the third quarter of our 2002 fiscal year, we no longer include the results of operations and cash flows of our discontinued optical medical device business in our consolidated financial statements.

      The following table sets forth selected financial data of our discontinued operations.

Selected Financial Data for Discontinued Operations

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Net sales	$—	$251.7	$543.1
Earnings from discontinued operations, net of tax	—	11.2	54.9

      Through the end of 2002, actual costs incurred by us related to the spin-off of Advanced Medical Optics, including restructuring and duplicate operating expenses, were approximately $104.7 million, including $4.4 million of costs incurred prior to 2002. This amount excludes $14.3 million in costs incurred in 2002 that were allocated to discontinued operations. During 2003, we reversed approximately $0.4 million of our restructuring charge related to the spin-off of Advanced Medical Optics due to adjustments to certain estimated amounts. Through the end of 2003, we also paid $18.7 million for various taxes, net of amounts associated with a tax sharing agreement with Advanced Medical Optics, related to intercompany purchases of assets by Advanced Medical Optics prior to the spin-off that were deferred and charged to retained earnings as part of the dividend of Advanced Medical Optics’ stock to our stockholders.

      Additionally, we believe we have incurred approximately $15 million to $20 million of additional annual net costs associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of Advanced Medical Optics from us. We began to incur these additional costs during the second half of 2002, and they are not reflected in our results of continuing operations for the first half of 2002. Our manufacturing and supply agreement with Advanced Medical Optics is scheduled to terminate on June 28, 2005, at which time we could possibly incur between $30 million and $40 million of additional restructuring costs associated with the completion of that agreement and expected exit activities.

Continuing Operations

      Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 4,930 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

      Management evaluates its various product portfolios on a revenue basis, which is presented below. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported amounts, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported amounts. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

      The following tables compare net sales by product line and certain selected products for the years ended December 31, 2003, 2002 and 2001:

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2003	2002	Total	Performance	Currency	Total	Performance	Currency

	(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$999.5	$827.3	$172.2	$142.1	$30.1	20.8%	17.2%	3.6%
Botox/ Neuromodulator	563.9	439.7	124.2	108.8	15.4	28.2%	24.7%	3.5%
Skin Care	109.3	90.2	19.1	18.8	0.3	21.2%	20.8%	0.4%

Total	1,672.7	1,357.2	315.5	269.7	45.8	23.2%	19.9%	3.3%
Other*	82.7	27.8	54.9	54.8	0.1	197.5%	197.1%	0.4%

Total net sales	$1,755.4	$1,385.0	$370.4	$324.5	$45.9	26.7%	23.4%	3.3%

Domestic	70.4%	70.6%
International	29.6%	29.4%
Selected Product Sales:
Alphagan P and Alphagan	$286.8	$248.5	$38.3	$30.4	$7.9	15.4%	12.2%	3.2%
Lumigan	181.3	123.0	58.3	51.8	6.5	47.4%	42.1%	5.3%
Other Glaucoma	22.7	24.6	(1.9)	(3.6)	1.7	(7.7)%	(14.6)%	6.9%
Restasis	38.3	—	38.3	38.3	—	n/a	n/a	n/a
Tazorac, Zorac and Avage	80.3	62.1	18.2	18.1	0.1	29.3%	29.1%	0.2%

*	Other sales primarily consist of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics.

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2002	2001	Total	Performance	Currency	Total	Performance	Currency

	(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$827.3	$753.7	$73.6	$76.8	$(3.2)	9.8%	10.2%	(0.4)%
Botox/ Neuromodulator	439.7	309.5	130.2	133.3	(3.1)	42.1%	43.1%	(1.0)%
Skin Care	90.2	78.9	11.3	11.3	—	14.3%	14.3%	—

Total	1,357.2	1,142.1	215.1	221.4	(6.3)	18.8%	19.4%	(0.6)%
Other*	27.8	—	27.8	28.0	(0.2)	n/a	n/a	n/a

Total net sales	$1,385.0	$1,142.1	$242.9	$249.4	$(6.5)	21.3%	21.8%	(0.5)%

Domestic	70.6%	67.0%
International	29.4%	33.0%
Selected Product Sales:
Alphagan P and Alphagan	$248.5	$250.9	$(2.4)	$(3.1)	$0.7	(1.0)%	(1.3)%	0.3%
Lumigan	123.0	35.4	87.6	86.7	0.9	247.5%	244.9%	2.6%
Other Glaucoma	24.6	31.1	(6.5)	(6.0)	(0.5)	(20.9)%	(19.3)%	(1.6)%
Tazorac and Zorac	62.1	45.4	16.7	16.7	—	36.8%	36.8%	—

*	Other sales primarily consist of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics.

      The $45.9 million increase in net sales from the impact of foreign currency changes for 2003 as compared to 2002 was due primarily to the strengthening of the euro, Canadian dollar, Australian dollar and Japanese yen, partially offset by weakness in the Brazilian real and other Latin American currencies compared to the U.S. dollar. The $6.5 million decline in net sales from the impact of foreign currency changes for 2002 as compared to 2001 was due primarily to the weakness in the Brazilian real and other Latin American currencies, partially offset by a strengthening of the euro compared to the U.S. dollar.

      The $370.4 million increase in net sales in 2003 compared to 2002 was the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical product sales, which consist primarily of contract manufacturing sales to Advanced Medical Optics. Eye care pharmaceutical net sales increased in 2003 compared to net sales in 2002 primarily because of strong growth in sales of our glaucoma drug Lumigan®, our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, new product sales of $38.3 million generated from the second quarter 2003 initial launch of Restasis®, growth in sales of eye drop products, primarily Refresh®, and a net increase in sales of other eye care pharmaceutical products. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published prices for certain of our eye care pharmaceutical products in the U.S. effective April 5, 2003. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. During 2003, U.S. sales of Ocuflox®, an older anti-infective, began to decline in the third quarter as sales of ZymarTM, a newer anti-infective and the first fourth-generation fluoroquinilone to enter the U.S. market, grew substantially. In future periods, we expect sales of Ocuflox® to continue to decline as sales of ZymarTM continue to increase and as we lose patent protection for Ocuflox® in the United States and face possible generic competition beginning in mid-2004. We continue to believe the introduction of generic formulations of the first generation of Alphagan®, the first of which was approved by the FDA in the second quarter of 2003 followed by a second generic formulation being approved in the third quarter of 2003, will have a negative impact on the net sales for our Alphagan® franchise.

      Botox® sales increased in 2003 compared to 2002 as a result of strong growth in both the United States and international markets. In 2003, therapeutic sales accounted for approximately 60% of total Botox® net sales, and cosmetic sales accounted for approximately 40% of total Botox® net sales. Both therapeutic and cosmetic net sales grew approximately 25% in constant currency in 2003 compared to 2002. International Botox® sales growth in 2003 compared to 2002 benefited from the March 2003 launch in France of Vistabel®, the European trade name for Botox® Cosmetic. Effective December 1, 2002, we increased the published price for Botox® and Botox® Cosmetic in the U.S. by approximately six percent, which had a corresponding positive effect on our U.S. sales growth in 2003. Effective December 22, 2003, we increased the published price for Botox® and Botox® Cosmetic in the U.S. by approximately seven percent, which we believe will have a positive effect on our U.S. sales growth in 2004. We believe our worldwide market share as of December 31, 2003 is over 85% for neuromodulators, including Botox®.

      Skin care net sales increased in 2003 compared to 2002 primarily due to strong sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne, and the launch in the first quarter of 2003 of our new product AvageTM.

      The $242.9 million increase in net sales in 2002 compared to 2001 was the result of increases in sales in all product lines, especially Botox® and eye care pharmaceuticals. Other sales primarily consist of contract manufacturing sales to Advanced Medical Optics. Eye care pharmaceutical sales increased in 2002 compared to 2001 primarily due to strong sales growth in our relatively new glaucoma drug Lumigan® and increased sales from Refresh®, Ocuflox® and Alocril®. Eye care pharmaceutical sales were negatively impacted in 2002 by a decrease in sales of the Alphagan® ophthalmic solutions product line for glaucoma. This decline was the result of our decision in the third quarter of 2002 to discontinue the U.S. distribution of Alphagan® and to focus our manufacturing, sales and marketing efforts on our improved brimonidine solution, Alphagan® P.

      Botox® sales increased in 2002 compared to 2001 as a result of strong growth in both the United States and international markets. Botox® sales growth benefited significantly from the April 2002 approval of Botox® Cosmetic by the FDA for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. We believe our worldwide market share as of December 31, 2002 was over 85% for neuromodulators, including Botox®. Although the market for neuromodulators continues to expand, the rate of growth of Botox® was slightly reduced by the introduction of a competitive neuromodulator in 2001.

      Skin care sales increased in 2002 compared to 2001 primarily due to strong sales growth of Tazorac® in the United States where it is FDA approved to treat both psoriasis and acne.

      The percentage of U.S. sales in 2003 as a percentage of total product net sales declined 0.2 percentage points to 70.4% compared to U.S. sales of 70.6% in 2002, due primarily to a decrease in U.S. eye care pharmaceutical sales as a percentage of total product net sales in 2003 compared to 2002 resulting from strong sales growth rates in Europe, partially offset by an increase in the percentage of U.S. other contract manufacturing sales due to the growth in sales to Advanced Medical Optics. The percentage of U.S. sales in 2002 as a percentage of total product net sales increased 3.6 percentage points to 70.6% from 67.0% in 2001, due primarily to an increase in U.S. Botox® sales and other contract manufacturing sales, partially offset by a decline in U.S. eye care pharmaceutical sales as a percentage of total product net sales.

Income and Expenses

      The following table sets forth the relationship to sales of various income statement items:

	Year Ended December 31,

	2003	2002	2001

Product net sales	100.0%	100.0%	100.0%
Cost of sales	18.2	16.0	17.3

Product gross margin	81.8	84.0	82.7
Research services margin	0.1	0.3	0.3
Other operating costs and expenses:
Selling, general and administrative	39.5	45.5	42.1
Research and development	43.5	16.8	19.9
Technology fees from related party	—	—	(0.1)
Legal settlement	—	8.6	—
Restructuring charge (reversal) and asset write-offs, net	—	4.5	(0.1)

Operating income (loss)	(1.1)	8.9	21.2
Loss on investments, net	—	(2.2)	(0.4)
Unrealized (loss) gain on derivative instruments, net	—	(0.1)	0.4
Other non-operating (expense) income, net	(0.6)	(0.1)	1.6

Earnings (loss) from continuing operations before income taxes and minority interest	(1.7)%	6.5%	22.8%

Earnings (loss) from continuing operations	(3.0)%	4.6%	15.0%

Gross Margin

      Our gross margin percentage decreased by 2.2 percentage points from 84.0% in 2002 to 81.8% in 2003 and increased by 1.3 percentage points to 84.0% in 2002 from 82.7% in 2001. Our gross margin percentage decreased in 2003 compared to 2002 primarily as a result of the higher amount of low margin contract manufacturing sales to Advanced Medical Optics, which had a negative impact on our total product mix, and a decrease in gross margin percentage for eye care pharmaceuticals, partially offset by a small increase in gross margin percentage for the Botox® product line and skin care products. The gross margin percentage for eye care pharmaceuticals declined in 2003 compared to 2002 due to an increase in the mix of international sales and products with higher royalty rates payable to third parties. The increase in gross margin percentage in 2002 compared to 2001 was primarily the result of shifts in the product mix of sales and a general increase in the gross margins of all product lines. Higher margin Botox® sales represented a greater percentage of 2002 sales compared to 2001. The increase in gross margin percentage in 2002 was partially offset by low margin contract manufacturing sales to Advanced Medical Optics, a $1.1 million charge to cost of sales related to the restructuring charge and asset write-off, and $2.6 million of duplicate operating expenses charged to cost of sales primarily for salaries, training expenses, equipment and personnel relocation costs and product label changeover costs associated with the spin-off of Advanced Medical Optics. Gross margin in dollars increased in 2003 compared to 2002 by $271.8 million, or 23.4%, as a result of the 26.7% increase in net sales, partially offset by the 2.2 percentage point decrease in gross margin percentage. Gross margin in dollars increased in 2002 compared to 2001 by $219.3 million, or 23.2%, as a result of the 21.3% increase in net sales and the 1.3 percentage point increase in gross margin percentage.

Research Services Margin

      We have historically recognized research service revenues and costs associated with various contract research and development arrangements. Research service revenues and costs have declined in 2003 compared to 2002 and 2001 as a result of our acquisition of Bardeen Sciences Company, LLC in 2003 and Allergan

Specialty Therapeutics, Inc. in 2001. As of December 31, 2003, we are not a party to any contract research and development arrangements similar to those previously reported. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further disclosure regarding research service revenues and related research costs associated with our research and development services agreements with Bardeen and Allergan Specialty Therapeutics.

Selling, General and Administrative

      Selling, general and administrative expenses increased 10.2% in 2003 to $693.6 million, or 39.5% of net sales, compared to $629.5 million, or 45.5% of net sales, in 2002 and by 30.8% to $629.5 million in 2002 compared to $481.1 million, or 42.1% of net sales, in 2001. Included in selling, general and administrative expenses in 2002 and 2001 were approximately $39.2 million and $4.4 million, respectively, of duplicate operating expenses associated with the spin-off of Advanced Medical Optics. No duplicate operating expenses were incurred in 2003. Duplicate operating expenses included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the spin-off of Advanced Medical Optics. Selling, general and administrative expenses in 2001 included $3.2 million of pre-tax goodwill amortization. Beginning in 2002, we no longer amortized goodwill, as required by SFAS No. 142. Excluding duplicate operating expenses in 2002 and 2001, selling, general and administrative expenses increased $103.3 million in 2003 compared to 2002 and $113.6 million in 2002 compared to 2001, but declined as a percentage of net sales in 2003 to 39.5% compared to 42.6% in 2002 and increased as a percentage of net sales to 42.6% in 2002 compared to 41.7% in 2001. The increase in selling, general and administrative expenses in dollars in 2003 compared to 2002, excluding duplicate operating expenses, was a result of higher promotion, selling and marketing expenses supporting the corresponding increase in sales, especially for Lumigan®, Alphagan® P and Botox® in the United States and Lumigan®, Botox® and Refresh® in Europe, and higher selling and marketing expenses supporting the product launches of Vistabel®, Restasis®, ZymarTM and AvageTM. The increase in selling, general and administrative expense dollars in 2002 compared to 2001, excluding duplicate operating expenses, was a result of higher promotion, selling and marketing expenses supporting the increase in sales, especially for Botox® and our Lumigan® and Alphagan® P products in the United States. Promotion and marketing expenses increased in 2002 compared to 2001 primarily as a result of the increase in Botox® sales fueled by the 2002 launch of Botox® Cosmetic in North America, costs associated with the anticipated launch of Vistabel®, the trade name for Botox® Cosmetic in Europe, and higher selling expenses for eye care pharmaceuticals and skin care products driven by the launch of Lumigan® in Europe, Canada, Australia and various Asian countries, as well as increased sales of Tazorac® in the United States. Selling, general and administrative expenses in 2002 also included higher costs associated with establishing a new specialist pediatric sales force in the United States. Excluding duplicate operating expenses in 2002 and 2001, the decline in selling, general and administrative expenses as a percentage of net sales in 2003 compared to 2002 was primarily the result of a decrease in promotion, selling, marketing and general and administrative expenses as a percentage of net sales. This decrease resulted primarily from the relatively high amount of expenses incurred in 2002 for promotion, selling and marketing activities related to the promotion of Alphagan® P in the United States and to the product launch of Lumigan® in Europe and other international markets. The decrease also resulted from cost reduction efforts in 2003 affecting European administration functions. The increase in selling, general and administrative expenses as a percentage of net sales in 2002 compared to 2001 was primarily the result of an increase in promotion and selling expenses, partially offset by a decrease in general and administrative expenses as a percentage of net sales.

Research and Development

      Research and development expenses increased in 2003 by $530.4 million to $763.5 million, compared to $233.1 million in 2002, and by $5.6 million, or 2.5%, in 2002 compared to $227.5 million in 2001. Research and development expenses do not include research and development spending performed under contracts with Bardeen Sciences Company, LLC in 2003, 2002 and 2001 or with Allergan Specialty Therapeutics, Inc. in 2001. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Research and development expenses in 2003 include charges totaling $458.0 million related to acquired in-process research and development assets associated with the 2003 purchases of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., which we determined were not yet complete and had no alternative future uses in their current state. A further discussion of the acquisition of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. is provided under Liquidity and Capital Resources – Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. and Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Research and development expenses in 2002 included $0.7 million of duplicate operating expenses, primarily salaries and records duplication costs, related to the spin-off of Advanced Medical Optics. Research and development expenses in 2001 include a charge of $40.0 million related to acquired in-process research and development assets associated with the 2001 purchase of Allergan Specialty Therapeutics, Inc. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of the acquisition of Allergan Specialty Therapeutics, Inc. Excluding the effect of the $458.0 million in-process research and development charges in 2003, the $0.7 million of duplicate operating expenses in 2002 and the $40.0 million in-process research and development charge in 2001, research and development spending increased in 2003 by $73.1 million to $305.5 million, or 17.4% of net sales, compared to $232.4 million, or 16.8% of net sales in 2002, and by $44.9 million in 2002 compared to $187.5 million, or 16.4% of net sales in 2001. Research and development spending, excluding the effect of the in-process research and development charges in 2003, increased in 2003 compared to 2002 primarily as a result of higher rates of investment across all pharmaceutical product lines, especially in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us which were acquired in the acquisition of Bardeen Sciences Company, LLC, and to a lesser degree Oculex Pharmaceuticals, Inc. Research and development spending increased in 2002 compared to 2001 as a result of our expanded research efforts, particularly in technologies not currently commercialized by us including those technologies acquired from the acquisition of Allergan Specialty Therapeutics, Inc., as well as Botox® and skin care research and development.

Settlement; Restructuring Charges and Asset Write-offs; Duplicate Operating Expenses

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

      We recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002, associated with the Advanced Medical Optics spin-off, as more fully described in Note 2, “Discontinued Operations,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the Advanced Medical Optics spin-off. The assets written-off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the Advanced Medical Optics spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the Advanced Medical Optics spin-off. Included in other costs within the net charge during 2002 is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations. During 2003, we adjusted our restructuring charge estimates, resulting in certain reclassifications between restructuring activities and a net restructuring charge reversal of $0.4 million.

      The restructuring and spin-off activities included a workforce reduction of 263 positions consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of December 31, 2003, severance payments totaling $12.5 million have been made to 237 terminated employees since January 2002. A total of 18 and 8 manufacturing positions during the year ended December 31, 2002 and 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas within the Company. At

December 31, 2003, the remaining $0.2 million included under charges for employees involuntarily terminated represents unpaid severance for four employees terminated during 2003. This amount was paid in full to such employees in January 2004.

      The following table presents the cumulative restructuring activities through December 31, 2003 resulting from the 2002 restructuring charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other
	Terminated	Costs	Write-offs	Costs	Total

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.8)	(0.8)	—	1.2	(0.4)
Assets written off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.5)	(0.8)	—	(4.4)	(17.7)

Balances as of December 31, 2003	$0.2	$—	$—	$2.9	$3.1

      The remaining balance at December 31, 2003 for other costs of $2.9 million is comprised of accrued expenses for present obligations related to exit liabilities associated with the scheduled termination of the manufacturing and supply agreement with Advanced Medical Optics, which we expect to settle in 2005.

      During 2002 and 2001, we incurred $42.5 million and $4.4 million, respectively, of duplicate operating expenses associated with the Advanced Medical Optics spin-off. Duplicate operating expenses included advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the consolidated statements of operations.

      During 1998, we recorded a $74.8 million pre-tax restructuring charge, of which $50.4 million was recorded to continuing operations and $24.4 million to discontinued operations. The restructuring charge represented the costs of a comprehensive plan to streamline operations and reduce costs through reductions in global general and administrative staff and the closure of manufacturing facilities in connection with the outsourcing and consolidation of manufacturing operations. In addition, operations in many countries were transferred to distributors, and business activities were concentrated into regional shared service centers. In 2001, we reviewed all restructuring activities related to the 1998 restructuring charge and determined that all activities were completed. As a result, the remaining accrual of $1.7 million, representing primarily an accrual for severance and facility closure costs, was eliminated, and a corresponding benefit was recorded to continuing operations.

Operating Income

      Our operating loss was $20.1 million, or (1.1)% of product net sales in 2003, compared to operating income of $123.3 million, or 8.9% of product net sales in 2002, and $242.0 million, or 21.2% of product net sales in 2001. The decrease in operating income of $143.4 million in 2003 compared to 2002 was primarily due to the increase in research and development expenses of $530.4 million, which includes $458.0 million of pre-tax charges for in-process research and development associated with the acquisitions in 2003 of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. The decrease in operating income also resulted from the increase in selling, general and administrative expenses of $64.1 million, partially offset by the $271.8 million increase in gross margin, the absence of the legal settlement charge of $118.7 million in 2002 and a decrease in the restructuring charge and asset write-offs of $62.8 million. The decrease in operating income of $118.7 million in 2002 compared to 2001 was primarily due to the $118.7 million legal settlement charge, the $63.5 million restructuring charge and asset write-offs and the increase in selling, general and administrative expenses of $148.4 million, partially offset by the $219.3 million increase in gross margin.

Non-Operating Income and Expenses

      Total net non-operating expenses in 2003 were $9.4 million, compared to net non-operating expenses of $33.5 million in 2002 and net non-operating income of $18.3 million in 2001. Interest income in 2003 was $13.0 million, a decrease of $2.8 million compared to interest income of $15.8 million in 2002. Interest income in 2002 was $15.8 million, a decrease of $14.8 million compared to interest income of $30.6 million in 2001. The decline in interest income in 2003 compared to 2002 was due to a decline in average interest rates earned on all cash equivalent balances earning interest, of approximately 0.2%, partially offset by higher average cash equivalent balances of approximately $18 million in 2003 compared to 2002. The decline in interest income in 2002 compared to 2001 was due to lower average cash equivalent balances earning interest of approximately $27 million and a decline in average interest rates earned on those balances of 2.0% in 2002 compared to 2001. Interest expense declined $1.8 million to $15.6 million in 2003 compared to $17.4 million in 2002, primarily due to lower interest expense related to the net effect of the November 2002 issuance of our zero coupon convertible senior notes due 2022 at an annual effective rate of 1.25% combined with the December 2002 redemption of a substantial portion of our zero coupon convertible subordinated notes due 2020, which accrue interest at 2.5% annually, partially offset by an increase in other statutory interest expense. Interest expense declined $0.7 million to $17.4 million in 2002 compared to $18.1 million in 2001, primarily due to lower interest expense on foreign debt and a favorable net change in mix of other interest bearing obligations. Loss on investments in 2002 and 2001 were $30.2 million and $4.5 million, respectively, representing the other than temporary impairment of certain third party investments and related collaborations. At December 31, 2003, we had a carrying amount of $9.0 million (with a cost basis of $6.5 million) in third party equity investments and notes receivable with public and privately held companies. These investments and notes are subject to review for other than temporary declines in fair value on a quarterly basis.

      During 2003, we recorded net unrealized losses on derivative instruments of $0.3 million compared to net unrealized losses of $1.7 million in 2002 and net unrealized gains of $4.2 million in 2001. Other, net expenses were $6.5 million in 2003 compared to zero in 2002 and other, net income of $6.1 million in 2001. In 2003, other, net primarily includes $3.7 million of net losses on the abandonment of fixed assets, $1.8 million of expenses related to accruals for the settlement of non-income foreign tax compliance matters in Latin America and Europe, and $0.9 million of expenses related to the write-off of unamortized debt origination fees associated with the retirement of the remaining balance of our zero coupon convertible subordinated notes in the fourth quarter of 2003, which were not previously redeemed in December 2002. Other, net in 2002 primarily includes expenses of $11.7 million related to the early redemption of a substantial portion of our zero coupon convertible subordinated notes in December 2002, offset by a $5.7 million gain on sale of a facility and a $5.0 million benefit resulting from the settlement of a collaboration relationship. In 2001, other, net includes income of $5.0 million associated with the mutual termination of a selling alliance agreement and a $2.0 million gain from the divestiture of certain pharmaceutical products in Latin America.

Income Taxes

      Our effective tax rate in 2003 was 75.3% compared to the effective tax rate of 28.0% in 2002. Included in our operating loss in 2003 are pre-tax charges of $278.8 million and $179.2 million for in-process research and development associated with our acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., respectively. We recorded an income tax benefit of $100.8 million related to the Bardeen charge because the acquisition was considered to be an asset acquisition for tax purposes whereas no income tax benefit was recorded for the Oculex charge because the acquisition was considered to be an acquisition of stock. Excluding the impact of the total $458.0 million of in-process research and development charges and related tax benefit of $100.8 million, our adjusted effective tax rate for 2003 was 28.7%. The increase in the adjusted effective tax rate to 28.7% in 2003 compared to the effective tax rate of 28.0% in 2002 was primarily attributable to the change in mix of pre-tax earnings in the various tax jurisdictions in which we operate and an increase in the U.S. tax effect on foreign earnings and foreign dividends, partially offset by decreases in the valuation allowance against our deferred tax assets of $7.5 million and estimated reserves for tax audit settlements of $4.1 million and an increase in the benefit from research and development tax credits. Our full year effective tax rate may increase in 2004 compared to our adjusted effective tax rate in 2003 because of expected changes in the mix of earnings, the absence in 2004 of the decrease in the valuation allowance and reserves for tax audit settlements experienced in 2003, and the expected mid-year expiration of the U.S. research and development tax credit.

      Our effective tax rate in 2002 was 28.0%, down from the 34.0% effective tax rate in 2001. Included in 2001 operating income is a $40.0 million charge for in-process research and development associated with our acquisition of Allergan Specialty Therapeutics, Inc. in the second quarter of 2001. We did not record an income tax benefit for this charge. Excluding the negative impact of the $40.0 million in-process research and development charge, our 2001 effective tax rate would have been 29.5%. The 1.5 percentage point decrease in our effective tax rate in 2002 to 28.0% compared to our adjusted effective tax rate in 2001 of 29.5% was primarily attributable to a decrease in the effect of the provision for U.S. taxes on foreign earnings and foreign dividends, a decrease due to the realization of certain intangible deductions and an increase in research and development tax credits, partially offset by a decrease in the benefit from the tax differential on foreign earnings.

Net Earnings

      Our loss from continuing operations in 2003 was $52.5 million compared to earnings from continuing operations of $64.0 million in 2002. The $116.5 million decrease in earnings from continuing operations was primarily the result of the $143.4 million decrease in operating income, partially offset by a decrease in total non-operating expenses of $24.1 million and a decrease in the provision for income taxes of $2.9 million.

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

      Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by continuing operations was $435.3 million in 2003 compared to $47.6 million in 2002 and $292.0 million in 2001. Operating cash flow from continuing operations increased in 2003 compared to 2002, primarily as a result of the increase in earnings from continuing operations, including the effect of adjusting for non-cash items, which were positively affected by the absence in 2003 of the Lumigan® legal settlement charge and duplicate operating expenses related to the spin-off of Advanced Medical Optics, which were incurred in 2002, a decrease in cash required to fund trade receivables and inventory growth, an increase in accrued expenses and other liabilities, a decrease in income taxes paid, and a decrease in pension contributions which primarily affected the prepaid benefit cost for pensions included in other non-current assets, partially offset by an increase in other non-current assets, including intangibles. We paid pension contributions of $14.7 million in 2003 compared to $86.7 million in 2002. The higher amount of pension contributions in 2002 compared to 2003 was due to our desire to maintain the fair value of certain pension plans’ assets at an amount greater than their respective accumulated benefit obligations. In 2004, we expect to pay pension contributions of between approximately $13.6 million and $15.6 million.

      At December 31, 2003, we disclosed consolidated unrecognized net actuarial losses of $134.8 million which were included in our reported net prepaid benefit cost. The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past three years. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of approximately $3 million of unrecognized actuarial losses included in pension costs expensed in 2003. The amortization of unrecognized actuarial losses (gains) included in pension costs in 2002 and 2001 was $0.8 million and $(4.4) million, respectively. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

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

      Net cash used in investing activities was $594.9 million in 2003, compared to $79.6 million in 2002 and $166.8 million in 2001. Excluding net cash paid of $469.5 million for the acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. in 2003 and $70.2 million for the acquisition of Allergan Specialty Therapeutics, Inc. in 2001, cash used in investing activities would have been $125.4 million in 2003 and $96.6 million in 2001. We invested $109.6 million for new facilities and equipment during 2003 compared to $78.8 million in 2002 and $84.1 million in 2001. See “Capital Expenditures” below for additional discussion regarding our capital expenditures. During 2003 and 2002, the additions to property, plant and equipment included costs to construct a major new research and development facility in Irvine, California, which we expect to complete in 2004. Capital expenditures in 2003 also included initial construction costs for expansion of Botox® manufacturing facilities in Ireland. Net cash used in investing activities includes $12.3 million, $6.7 million and $8.3 million to acquire software in 2003, 2002 and 2001, respectively.

      Net cash used in financing activities was $116.8 million in 2003, composed primarily of $90.6 million for purchases of treasury stock, $46.9 million for payment of dividends and $46.7 million for repayments of convertible borrowings and long-term debt. Cash was provided by the sale of stock to employees of $47.0 million and an increase in notes payable and commercial paper borrowings of $20.4 million. Net cash used in financing activities was $129.1 million in 2002, composed primarily of repayments of convertible borrowings of $376.5 million, $46.7 million for payments of dividends, $180.8 million for purchases of treasury stock, $37.4 million in net repayments of notes payable and long-term debt and $12.1 million for the payment of debt issuance costs related to the issuance of convertible borrowings. Cash was provided by proceeds from the issuance of zero coupon convertible senior notes of $500.0 million and $24.4 million from the sale of stock to employees. Net cash used in financing activities was $163.0 million in 2001, composed primarily of $47.5 million for payments of dividends and $130.9 million for purchases of treasury stock. Cash in the amount of $30.9 million was provided by the sale of stock to employees. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2003, we held approximately 4.1 million treasury shares under this program. We are uncertain as to the level of stock repurchases to be made in the future.

      Net cash provided by discontinued operations was $172.0 million and $56.3 million in 2002 and 2001, respectively. The 2002 amount includes one-time cash receipts from Advanced Medical Optics resulting from the sale of certain assets to Advanced Medical Optics in connection with its formation and restructuring and a capital distribution received by us just prior to the spin-off of Advanced Medical Optics.

      At December 31, 2003, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we may use for a new medium term note program. The committed domestic credit facility allows for borrowings of up to $300 million through 2007. The committed foreign line of credit allows for borrowings of up to approximately $28.0 million through 2006. The commercial paper program also provides for up to $300 million in borrowings. However, we do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $10.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants and had approximately $340.6 million available for dividends at December 31, 2003. At December 31, 2003, we had no borrowings under our domestic committed credit facility, $7.4 million in borrowings outstanding under our committed foreign line of credit, $10.4 million in borrowings outstanding under the commercial paper program, $16.5 million in borrowings under various foreign bank loans and $55.6 million in borrowings outstanding under the current medium term note program. In April 2003, we exchanged in a private offering $30.0 million of our medium term notes which were to mature on April 3, 2003 for new notes due April 3, 2008 with terms that are not substantially different from the terms of the previously existing medium term notes.

      On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. Upon conversion, we may choose to deliver, in lieu of our shares of common stock, cash or a combination of cash and shares of our common stock. We currently intend to settle the accreted value of the zero coupon convertible senior notes due 2022 in cash. As of December 31, 2003, the conversion criteria had not been met. See Note 8, “Convertible Notes,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of the conversion features.

      On December 20, 2002, we paid $380.0 million to redeem a substantial portion of our zero coupon convertible subordinated notes due 2020 with an aggregate principal amount at maturity of $586.9 million and a net book value at the time of redemption of $376.5 million after adjusting for the unamortized discount. We recorded a pre-tax loss of $11.7 million in connection with the early retirement that included the $3.5 million prepayment premium, the write-off of $8.0 million of deferred debt issue costs and other costs of $0.2 million. In the fourth quarter of 2003, we retired the remaining outstanding zero coupon convertible subordinated notes not redeemed in 2002, which had a net book value at the time of redemption of $46.2 million, and we recorded a pre-tax loss of $0.9 million related to the write-off of the deferred debt issue costs. See Note 8, “Convertible Notes,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.

      A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholdings of U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested or expect to reinvest these earnings permanently in such operations. As of December 31, 2003, we had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

      We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Capital Expenditures

      Expenditures for property, plant and equipment totaled $109.6 million in 2003, $78.8 million in 2002 and $84.1 million in 2001. Expenditures in 2003 and 2002 included initial construction costs for a new research and development facility at our Irvine, California campus. Expenditures in 2003 included expansion of manufacturing facilities, principally for Botox® production in Ireland, and a variety of other projects designed to improve productivity. In 2004, we began construction on a new biologics facility to be located on our Irvine, California campus. We expect to invest approximately $100 million to $110 million in additional construction costs for expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2004.

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

Foreign Currency Fluctuations

      Approximately 29.6% of our revenues in 2003 were derived from operations outside the U.S., and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as appropriate. The net impact of foreign currency fluctuations on our sales was as follows: a $45.9 million increase in 2003, a $6.5 million decrease in 2002, and a $28.8 million decrease in 2001. The 2003 sales increase included increases of $38.7 million related to the euro, $5.4 million related to the Canadian dollar, $4.6 million related to the Australian dollar and $2.1 million related to the Japanese yen, partially offset by decreases of $3.1 million related to the Mexican peso, $1.7 million related to the Brazilian real and $1.5 million related to other Latin American currencies. The 2002 sales decrease included decreases of $8.0 million related to the Brazilian real and $9.6 million related to other Latin American currencies, partially offset by an $11.3 million increase related to the euro. The 2001 sales decrease was due primarily to a weakening of European currencies, the Brazilian real and the Japanese yen. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of our accounting policy on foreign currency translation.

Oculex Pharmaceuticals, Inc.

      On November 20, 2003, we purchased all of the outstanding equity interests of Oculex Pharmaceuticals, Inc., a privately owned company, for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets related to Oculex. The acquisition was accounted for by the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Oculex beginning November 20, 2003. In conjunction with the acquisition, we recorded a charge to research and development for in-process research and development expense of $179.2 million during 2003 for an acquired in-process research and development asset which we determined was not yet complete and had no alternative future uses in its current state. This asset is Oculex’s lead investigational product, Posurdex®, which is a proprietary, bioerodable, sustained release implant that delivers dexamethasone to the targeted disease site at the back of the eye. Phase 2 clinical trials for Posurdex® have already been completed, and we intend to initiate Phase 3 clinical trials for Posurdex® in early 2004. The Phase 3 clinical trials will focus on macular edema associated with diabetes and other conditions. In 2004, we expect to incur approximately $25 million to $30 million in incremental research and development costs and other pre-marketing and pre-launch costs associated with the acquired Posurdex® technology. Additionally, we determined that the assets acquired also included a proprietary technology drug delivery platform which had alternative future uses in its current state, which we separately valued and capitalized as core technology. The core technology is a versatile bioerodable polymer drug delivery technology which can be used for sustained local delivery of compounds to the eye. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of the acquisition of Oculex.

      We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. A summary of the net assets acquired follows:

(in millions)
Current assets	$0.6
Property, plant and equipment	1.0
Capitalized intangible core technology (straight-line amortization over a 15 year useful life)	29.6
In-process research and development	179.2
Other non-current assets, primarily deferred tax assets	19.3
Accounts payable and accrued liabilities	(5.9)

$223.8

Bardeen Sciences Company, LLC

      On May 16, 2003, we completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC from Farallon Pharma Investors, LLC for an aggregate purchase price of approximately $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. We acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds under development and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

      Bardeen was formed in April 2001 upon our contribution of a portfolio of pharmaceutical compounds and research projects and the commitment of a $250 million capital investment by Farallon. In return for our contribution of the portfolio, we received certain commercialization rights to market products developed from the compounds comprising the portfolio. In addition, we acquired an option to purchase rights to any one product and a separate option to purchase all of the outstanding equity interests of Bardeen at an option price based on the amount of research and development funds expended by Bardeen on the portfolio and the time elapsed since the effective date of the option agreement. We acquired Bardeen upon the exercise of our option to purchase all the outstanding equity interests of Bardeen at the option price. Neither we nor any of our officers or directors owned any interest in Bardeen or Farallon prior to the acquisition of the outstanding interests.

      We determined that the assets acquired consisted entirely of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state.

      The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets — In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

      From the time of Bardeen’s formation until the acquisition date, we performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between us and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, we recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research services revenues in the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2002 and 2001, we recognized $16.0 million, $40.3 million and $27.4 million in research revenues, respectively, and $14.5 million, $36.6 million and $25.0 million in research costs, respectively, under the research and development services agreement with Bardeen.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. See Note 12, “Financial Instruments,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for activities relating to foreign currency risk management.

      To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our underlying foreign currency exposures, from an accounting and economic perspective.

      However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure you that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. We have recorded current changes in the fair value of open foreign currency option contracts as “Unrealized gains (losses) on derivative instruments, net,” and we have recorded the gains and losses realized from settled option contracts in “Other, net” in the accompanying consolidated statements of operations. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying consolidated statement of operations.

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. We adopted SFAS No. 133 on January 1, 2001, however, we do not designate or account for our derivative foreign currency instruments as hedges.

      We identified two types of derivative instruments at December 31, 2000, which were recorded as “Other current assets” in our consolidated balance sheet at January 1, 2001, the date of adoption of SFAS No. 133. The derivative instruments are foreign currency option contracts and foreign currency forward contracts. Upon adoption of SFAS No. 133, our management decided not to designate the foreign currency option and foreign currency forward contracts as accounting hedges. Accordingly, we recorded a net-of-tax cumulative-effect loss of $1.2 million into earnings to adjust the foreign currency option and forward contracts to fair value at January 1, 2001.

Interest Rate Risk

      Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

      At December 31, 2003, we had $32.9 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million.

      The table below presents information about certain of our investment portfolio and our debt obligations at December 31, 2003 and 2002:

	December 31, 2003

	Maturing in							Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.18%	—	—	—	—	—	1.18%
Commercial Paper	252.8	—	—	—	—	—	252.8	252.8
Weighted Average Interest Rate	1.07%	—	—	—	—	—	1.07%
Foreign Time Deposits	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$462.3	—	—	—	—	—	$462.3	$462.3
Weighted Average Interest Rate	1.25%	—	—	—	—	—	1.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	—	$30.6	$532.3	$562.9	$674.7
Weighted Average Interest Rate	—	—	—	—	3.56%	1.54%	1.65%
Other Fixed Rate (non-US$)	$1.9	—	—	—	—	—	1.9	1.9
Weighted Average Interest Rate	11.89%	—	—	—	—	—	11.89%
Variable Rate (US$)	—	—	—	$10.4	—	—	10.4	10.4
Weighted Average Interest Rate	—	—	—	1.05%	—	—	1.05%
Other Variable Rate (non-US$)	22.5	—	—	—	—	—	22.5	22.5
Weighted Average Interest Rate	2.04%	—	—	—	—	—	2.04%
Total Debt Obligations	$24.4	—	—	$10.4	$30.6	$532.3	$597.7	$709.5
Weighted Average Interest Rate	2.81%	—	—	1.05%	3.56%	1.54%	1.69%

	December 31, 2002

	Maturing in							Fair
								Market
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$133.3	—	—	—	—	—	$133.3	$133.3
Weighted Average Interest Rate	1.38%	—	—	—	—	—	1.38%
Commercial Paper	237.5	—	—	—	—	—	237.5	237.5
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Foreign Time Deposits	34.9	—	—	—	—	—	34.9	34.9
Weighted Average Interest Rate	15.89%	—	—	—	—	—	15.89%
Other Cash Equivalents	302.2	—	—	—	—	—	302.2	302.2
Weighted Average Interest Rate	1.40%	—	—	—	—	—	1.40%
Total Cash Equivalents	$707.9	—	—	—	—	—	$707.9	$707.9
Weighted Average Interest Rate	2.12%	—	—	—	—	—	2.12%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$75.3	—	—	—	—	$526.0	$601.3	$650.9
Weighted Average Interest Rate	3.78%	—	—	—	—	1.55%	1.83%
Other Fixed Rate (non-US$)	2.1	$0.1	—	—	—	—	2.2	2.2
Weighted Average Interest Rate	13.13%	12.00%	—	—	—	—	13.08%
Variable Rate (US$)	0.3	—	—	—	—	—	0.3	0.3
Weighted Average Interest Rate	7.85%	—	—	—	—	—	7.85%
Other Variable Rate (non-US$)	12.0	0.3	—	—	—	—	12.3	12.3
Weighted Average Interest Rate	4.02%	5.10%	—	—	—	—	4.05%
Total Debt Obligations	$89.7	$0.4	—	—	—	$526.0	$616.1	$665.7
Weighted Average Interest Rate	4.04%	6.83%	—	—	—	1.55%	1.92%

Contractual Obligations and Commitments

      The table below presents information about our contractual obligations and commitments at December 31, 2003:

	Payments Due by Period

	Less than			More than
	One Year	1-3 Years	3-5 Years	Five Years	Total

	(in millions)
Long-term debt obligations	$24.4	$—	$41.0	$532.3	$597.7
Operating lease obligations	21.5	20.4	7.5	11.7	61.1
Purchase obligations	140.3	34.3	10.1	7.6	192.3
Other long-term liabilities reflected on our balance sheet under GAAP	—	9.1	6.1	61.9	77.1

Total	$186.2	$63.8	$64.7	$613.5	$928.2

Guarantees

      Our Certificate of Incorporation, as amended, provides that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of Allergan or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. We have also entered into contractual indemnity agreements with each of our directors and certain officers pursuant to which we have agreed to indemnify such directors and officers against any payments they are required to make as a result of a claim brought against such officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or officer that resulted in such director or officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of our securities within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. However, we have purchased directors’ and officers’ liability insurance policies intended to reduce our monetary exposure and to enable us to recover a portion of any future amounts paid. We have not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, we believe the estimated fair value of these indemnification arrangements is minimal.

      We customarily agree in the ordinary course of our business to indemnification provisions in agreements with clinical trials investigators in our drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for us in the ordinary course of business, and in our real estate leases. We also customarily agree to certain indemnification provisions in our drug discovery and development collaboration agreements. With respect to our clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of our contractual obligations arising out of the research or clinical testing of our compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by us, to violations of law by us or to certain breaches of our contractual obligations. The indemnification provisions appearing in our collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the term of these indemnification provisions generally survives the termination of the agreement. The maximum potential amount of future payments that we could be required to make under these provisions is generally unlimited. We have purchased insurance policies covering personal injury, property damage and general liability intended to reduce our exposure for indemnification and to enable us to recover a portion of any future amounts paid. We have not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, we believe the estimated fair value of these indemnification arrangements is minimal.

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

      We use foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen.

      All of our outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. The realized and unrealized gains and losses from foreign currency forward contracts and revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying consolidated statements of operations.

      All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gains (losses) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

      The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	2003		2002

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euro	$11.9	1.22	$106.4	1.03
U.K. Pound	0.5	1.73	4.5	1.59
Miscellaneous other currencies	—	—	0.2	n/a

	$12.4		$111.1

Estimated fair value	$(0.4)		$0.1

	2003		2002

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$16.4	1.36	$11.0	1.58
Mexican Peso	10.5	11.54	—	—
Australian Dollar	10.9	0.67	5.9	0.55
Brazilian Real	5.8	3.36	4.2	4.13
Euro	3.6	1.21	12.2	1.00
Japanese Yen	3.3	106.65	4.9	121.92
U.K. Pound	—		7.6	1.55

	$50.5		$45.8

Estimated fair value	$1.0		$1.3

Foreign currency sold call options:
Euro	$5.7	1.18	$—	—

Estimated fair value	$0.3		$—

Recently Adopted Accounting Standards

      In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132 Revised), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 Revised are effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure information regarding foreign pension plans and estimated future benefit payments which provisions are effective for fiscal years ending after June 15, 2004.

      As required by SFAS No. 132 Revised, we have provided the additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of our U.S. pension plans and other postretirement benefit plan for our fiscal year ended December 31, 2003, and have elected early adoption and implemented the provisions regarding the disclosure information for our foreign pension plans for our fiscal year ended December 31, 2003. We do not expect to provide disclosure information regarding estimated future benefit payments until our fiscal year ending December 31, 2004.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement was effective for financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We adopted the provisions of SFAS No. 150 in our third quarter of 2003. The adoption did not have a material effect on our consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. We adopted the provisions of SFAS No. 149 in our third quarter of 2003. The adoption did not have a material effect on our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that were applicable to December 31, 2002 financial statements) and requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it was reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements became effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, applied to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in our interim period beginning after June 15, 2003. We adopted the provisions of FIN 46 in our third quarter of 2003. The adoption did not have a material effect on our consolidated financial statements. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46 Revised). Under the new guidance of FIN 46 Revised, clarification regarding the identification of variable interest entities is provided as well as how an enterprise should assess its interest in such a variable interest entity to determine whether it is to be consolidated. We adopted the provisions of FIN 46 Revised in our fourth quarter of 2003. The adoption did not have a material effect on our consolidated financial statements.

      In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not yet decided to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect our consolidated financial statements. As required by the provisions of SFAS No. 148, we have provided footnote disclosure of the effect of the fair value based method of accounting for stock-based employee compensation on our consolidated financial statements included herein. See Note 1, “Stock-Based Compensation,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Allergan have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

      Based on the foregoing, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10.	Directors and Executive Officers of Allergan, Inc.

      Our executive officers and their ages as of March 1, 2004 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	50	Chairman of the Board, President and Chief Executive Officer
F. Michael Ball	48	Executive Vice President and President, Pharmaceuticals
James F. Barlow	45	Vice President, Corporate Controller (Principal Accounting Officer)
Eric K. Brandt	41	Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)
Douglas S. Ingram, Esq	41	Executive Vice President, General Counsel and Secretary
Lester J. Kaplan, Ph.D.	53	Executive Vice President and President, Research & Development
Jacqueline Schiavo	55	Executive Vice President, Technical Operations

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

      Mr. Ball has been Executive Vice President and President, Pharmaceuticals since October 2003. Prior to that, Mr. Ball was Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined us in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories.

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

      Mr. Brandt has been Executive Vice President, Finance, Strategy and Corporate Development since October 2003. Prior to that, Mr. Brandt was Corporate Vice President and Chief Financial Officer since May 1999 and from January 2001 to January 2002, he also assumed the duties of President, Global Consumer Eye Care Business. Prior to joining Allergan, Mr. Brandt held various positions with the Boston Consulting Group (“BCG”) from 1989, culminating in Vice President and Partner, and a senior member of the BCG Health Care practice. While at BCG, Mr. Brandt was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. Mr. Brandt joined us in 1999.

      Mr. Ingram has been Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2003. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel since January 2001, and our Assistant Secretary since November 1998. Prior to that, Mr. Ingram was our Associate General Counsel from August 1998, our Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined us. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher.

      Dr. Kaplan has been Executive Vice President and President, Research and Development, since October 2003. Prior to that, Dr. Kaplan was Corporate Vice President and President, Research & Development and Global BOTOX® since May 1998 and had been Corporate Vice President, Science and Technology since July 1996. From 1992 until 1996, he was Corporate Vice President, Research and Development. He had been Senior Vice President, Pharmaceutical Research and Development since 1991 and Senior Vice President, Research and Development since 1989. Dr. Kaplan first joined Allergan in 1983.

      Ms. Schiavo has been Executive Vice President, Technical Operations, since October 2003. Prior to that, Ms. Schiavo was Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice President, Operations from 1991 and Vice President, Operations from 1989. Ms. Schiavo first joined Allergan in 1980.

      The information in the sections entitled “Election of Directors” and “Information Regarding the Board of Directors” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2003 (the “Proxy Statement”) is incorporated herein by reference.

      The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

      The information in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      The information to be included in the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information to be included in the section entitled “Independent Auditor Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules And Reports On Form 8-K

      (a) 1.     Consolidated Financial Statements and Supplementary Data:

The following Financial Statements are included herein under Item 8:

      (a) 2.     Financial Statement Schedules:

Page
Number

Schedule II — Valuation and Qualifying Accounts	F-48

All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (a) 3.     Exhibits:

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.6	Third Amendment to Allergan, Inc. Bylaws
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

Exhibit
Number	Description

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Indenture, dated as of November 6, 2002, between Allergan, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement 333-102425)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement 333-102425)
4.10	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*
10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.7	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.8	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.9	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003)
10.10	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

Exhibit
Number	Description

10.11	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.13	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.14	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.15	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.16	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.17	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.18	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.19	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.20	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.21	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.22	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.23	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.24	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.25	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.26	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.27	Allergan, Inc. 2004 Management Bonus Plan*
10.28	Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2003 (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.29	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003)*
10.30	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.31	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch
& Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)

Exhibit
Number	Description

10.32	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.33	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.34	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.35	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.36	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.37	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.38	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.39	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.40	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.41	LLC Interest Assignment Agreement dated as of March 16, 2003 among Farallon Pharma Investors, LLC, Bardeen Sciences Company, LLC and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2003)
10.42	Agreement and Plan of Merger by and among Allergan, Inc., Wilson Acquisition, Inc. and Oculex Pharmaceuticals, Inc. dated as of October 13, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2003)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219 and 333-102425
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      (b) Reports on Form 8-K

On October 14, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the execution of an Agreement and Plan of Merger, dated as of October 13, 2003, by and among us, Wilson Acquisition, Inc., a California corporation and wholly-owned subsidiary of ours, and Oculex Pharmaceuticals, Inc., a California corporation.

On November 21, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 2 the completion of the previously announced merger of Wilson Acquisition, Inc., a California corporation and wholly-owned subsidiary of ours, with and into Oculex Pharmaceuticals, Inc., a California corporation. As a result of the merger, Oculex became a wholly-owned subsidiary of ours.

On December 4, 2003, we filed an Amendment to Current Report on Form 8-K with the Securities and Exchange Commission, amending the Form 8-K filed on November 21, 2003 in order to note that financial statements were not required to be filed under Item 7(a) of Form 8-K, pursuant to Rule 3-05(b)(2)(i) of Regulation S-X, in connection with our acquisition of Oculex Pharmaceuticals, Inc.

      (c) Item 601 Exhibits

      Reference is made to the Index of Exhibits under Item 15(a)(3) of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERGAN, INC.

By	/s/ DAVID E.I. PYOTT

David E.I. Pyott
Chairman of the Board,
President and Chief Executive Officer

Date: February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 27, 2004	By /s/ DAVID E.I. PYOTT David E.I. Pyott Chairman of the Board, President and Chief Executive Officer

Date: February 27, 2004	By /s/ ERIC K. BRANDT Eric K. Brandt Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

Date: February 27, 2004	By /s/ JAMES F. BARLOW James F. Barlow Vice President, Corporate Controller (Principal Accounting Officer)

Date: February 27, 2004	By /s/ HERBERT W. BOYER Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: February 27, 2004	By /s/ RONALD M. CRESSWELL Ronald M. Cresswell, D.Sc., Director

Date: February 27, 2004	By /s/ HANDEL E. EVANS Handel E. Evans, Director

Date: February 27, 2004	By /s/ MICHAEL R. GALLAGHER Michael R. Gallagher, Director

Date: February 26, 2004	By /s/ GAVIN S. HERBERT Gavin S. Herbert, Director and Chairman Emeritus

Date: February 27, 2004	By /s/ LESTER J. KAPLAN Lester J. Kaplan, Ph.D., Director

Date: February 27, 2004	By /s/ KAREN R. OSAR Karen R. Osar, Director

Date: February 27, 2004	By /s/ RUSSELL T. RAY Russell T. Ray, Director

Date: February 27, 2004	By /s/ LOUIS T. ROSSO Louis T. Rosso, Director

Date: February 24, 2004	By /s/ STEPHEN J. RYAN Stephen J. Ryan, M.D., Director

Date: February 27, 2004	By /s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer, Director

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

	(in millions, except
	share data)
ASSETS
Current assets
Cash and equivalents	$507.6	$774.0
Trade receivables, net	220.1	220.6
Inventories	76.3	70.4
Other current assets	124.2	135.2

Total current assets	928.2	1,200.2
Investments and other assets	329.5	223.7
Property, plant and equipment, net	422.5	352.0
Goodwill	8.4	7.8
Intangibles, net	66.3	22.9

Total assets	$1,754.9	$1,806.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$24.4	$89.7
Accounts payable	87.2	82.0
Accrued compensation	67.8	55.4
Other accrued expenses	157.5	118.3
Income taxes	46.5	58.2

Total current liabilities	383.4	403.6
Long-term debt	66.0	25.4
Long-term convertible notes, net of discount	507.3	501.0
Other liabilities	77.1	66.4
Commitments and contingencies
Minority interest	2.5	1.9
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	360.5	336.3
Accumulated other comprehensive loss	(54.9)	(73.4)
Retained earnings	695.7	871.7

	1,002.6	1,135.9
Less treasury stock, at cost (4,112,000 and 4,757,000 shares)	(284.0)	(327.6)

Total stockholders’ equity	718.6	808.3

Total liabilities and stockholders’ equity	$1,754.9	$1,806.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per share data)
Product sales
Net sales	$1,755.4	$1,385.0	$1,142.1
Cost of sales	320.3	221.7	198.1

Product gross margin	1,435.1	1,163.3	944.0

Research services
Research service revenues (primarily from related party through April 16, 2001)	16.0	40.3	60.3
Cost of research services	14.5	36.6	56.1

Research services margin	1.5	3.7	4.2

Selling, general and administrative	693.6	629.5	481.1
Research and development	763.5	233.1	227.5
Technology fees from related party	—	—	(0.7)
Legal settlement	—	118.7	—
Restructuring charge (reversal) and asset write-offs, net	(0.4)	62.4	(1.7)

Operating income (loss)	(20.1)	123.3	242.0
Interest income	13.0	15.8	30.6
Interest expense	(15.6)	(17.4)	(18.1)
Loss on investments, net	—	(30.2)	(4.5)
Unrealized (loss) gain on derivative instruments, net	(0.3)	(1.7)	4.2
Other, net	(6.5)	—	6.1

Earnings (loss) from continuing operations before income taxes and minority interest	(29.5)	89.8	260.3
Provision for income taxes	22.2	25.1	88.5
Minority interest	0.8	0.7	0.6

Earnings (loss) from continuing operations	(52.5)	64.0	171.2
Earnings from discontinued operations, net of applicable income tax expense of $7.0 million and $20.6 million for years ended 2002 and 2001, respectively	—	11.2	54.9
Cumulative effect of change in accounting principle, net of $0.5 million of tax	—	—	(1.2)

Net earnings (loss)	$(52.5)	$75.2	$224.9

Basic:
Continuing operations	$(0.40)	$0.49	$1.30
Discontinued operations	—	0.09	0.42
Cumulative effect of accounting change, net	—	—	(0.01)

Net basic earnings (loss) per share	$(0.40)	$0.58	$1.71

Diluted:
Continuing operations	$(0.40)	$0.49	$1.29
Discontinued operations	—	0.08	0.40
Cumulative effect of accounting change, net	—	—	(0.01)

Net diluted earnings (loss) per share	$(0.40)	$0.57	$1.68

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock			Comprehensive
			Paid-in	Unearned	Comprehensive	Retained				Income
	Shares	Par Value	Capital	Compensation	Loss	Earnings	Shares	Amount	Total	(Loss)

	(in millions, except per share data)
Balance December 31, 2000	134.3	$1.3	$298.5	$(9.8)	$(50.8)	$780.0	(2.6)	$(145.4)	$873.8
Comprehensive income
Net earnings						224.9			224.9	$224.9
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(7.2)
Foreign currency translation adjustments										(2.5)
Unrealized loss on investments										(1.1)

Other comprehensive loss					(10.8)				(10.8)	(10.8)

Comprehensive income										$214.1

Dividends ($0.36 per share)						(47.5)			(47.5)
Stock options exercised			26.5			(30.9)	1.3	61.8	57.4
Activity under other stock plans				0.5		1.9	0.1	2.2	4.6
Purchase of treasury stock							(1.8)	(130.9)	(130.9)
Expense of compensation plans				5.9					5.9

Balance December 31, 2001	134.3	1.3	325.0	(3.4)	(61.6)	928.4	(3.0)	(212.3)	977.4
Comprehensive income
Net earnings						75.2			75.2	$75.2
Other comprehensive income, net of tax:
Minimum pension liability adjustment										5.9
Foreign currency translation adjustments										(17.6)
Unrealized loss on investments										(0.1)

Other comprehensive loss					(11.8)				(11.8)	(11.8)

Comprehensive income										$63.4

Distribution of Advanced Medical Optics, Inc. common stock to stockholders						(53.2)			(53.2)
Dividends ($0.36 per share)						(46.7)			(46.7)
Stock options exercised			12.4			(32.4)	0.9	56.3	36.3
Activity under other stock plans				(5.4)		0.4		9.2	4.2
Purchase of treasury stock							(2.7)	(180.8)	(180.8)
Expense of compensation plans				7.7					7.7

Balance December 31, 2002	134.3	1.3	337.4	(1.1)	(73.4)	871.7	(4.8)	(327.6)	808.3
Comprehensive income Net loss						(52.5)			(52.5)	$(52.5)
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(0.8)
Foreign currency translation adjustments										17.4
Unrealized gain on investments										1.9

Other comprehensive income					18.5				18.5	18.5

Comprehensive loss										$(34.0)

Adjustment to distribution of Advanced Medical Optics, Inc. common stock to shareholders						0.3			0.3
Dividends ($0.36 per share)						(46.9)			(46.9)
Stock options exercised			26.1			(75.5)	1.7	122.9	73.5
Activity under other stock plans				(3.9)		(1.4)	0.2	11.3	6.0
Purchase of treasury stock							(1.2)	(90.6)	(90.6)
Expense of compensation plans				2.0					2.0

Balance December 31, 2003	134.3	$1.3	$363.5	$(3.0)	$(54.9)	$695.7	(4.1)	$(284.0)	$718.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Cash flows provided by operating activities
Earnings (loss) from continuing operations	$(52.5)	$64.0	$170.0
Non-cash items included in earnings (loss) from continuing operations:
Cumulative effect of accounting change for derivative instruments	—	—	1.7
In-process research and development	458.0	—	40.0
Depreciation and amortization	59.6	45.0	53.0
Amortization of original issue discount	6.9	11.0	10.1
Write-off of deferred convertible debt issue costs	0.9	8.0	—
Deferred income taxes (benefit)	(61.6)	(13.8)	14.1
Loss on investments	—	30.2	4.5
Loss (gain) on sale/abandonment of assets	3.7	(5.7)	0.8
Unrealized loss (gain) on derivatives	0.3	1.7	(4.2)
Gain on divestiture of pharmaceutical products	—	—	(2.0)
Expense of compensation plans	10.3	10.3	7.1
Minority interest	0.8	0.7	0.6
Restructuring charge (reversal) and asset write-offs, net	(0.4)	62.4	(1.7)
Changes in assets and liabilities:
Trade receivables	12.5	(49.5)	(2.7)
Inventories	(3.3)	(16.7)	(7.7)
Other current assets	(7.6)	9.1	(18.1)
Accounts payable	(4.4)	4.1	9.2
Accrued expenses and other liabilities	46.0	13.6	(9.8)
Income taxes	15.3	(43.7)	42.4
Other non-current assets	(49.2)	(83.1)	(15.3)

Net cash provided by continuing operations	435.3	47.6	292.0

Cash flows from investing activities
Additions to property, plant and equipment	(109.6)	(78.8)	(84.1)
Proceeds from sale of property, plant and equipment	—	6.9	4.6
Acquisitions, net of cash acquired	(469.5)	—	(70.2)
Other, net	(15.8)	(7.7)	(17.1)

Net cash used in investing activities	(594.9)	(79.6)	(166.8)

Cash flows from financing activities
Dividends to stockholders	(46.9)	(46.7)	(47.5)
Increase (decrease) in notes payable	10.0	(11.8)	(12.3)
Sale of stock to employees	47.0	24.4	30.9
Net borrowings under commercial paper obligations	10.4	—	—
Proceeds from convertible borrowings	—	500.0	—
Repayments of convertible borrowings	(46.2)	(376.5)	—
Debt issuance costs	—	(12.1)	—
Repayments of long-term debt	(0.5)	(25.6)	(3.2)
Payments to acquire treasury stock	(90.6)	(180.8)	(130.9)

Net cash used in financing activities	(116.8)	(129.1)	(163.0)
Cash flow from discontinued operations	—	172.0	56.3
Effect of exchange rates on cash and equivalents	10.0	(11.8)	(4.9)

Net (decrease) increase in cash and equivalents	(266.4)	(0.9)	13.6
Cash and equivalents at beginning of year	774.0	774.9	761.3

Cash and equivalents at end of year	$507.6	$774.0	$774.9

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$15.7	$14.8	$20.9

Income taxes, net of refunds	$72.3	$85.6	$52.2

     For 2003, non-cash activities included the allocation of $6.1 million of other assets and $12.8 million in certain intangible contract-based product marketing and other rights to the purchase price for the acquisitions of Oculex Pharmacueticals, Inc. and Bardeen Sciences Company, LLC, respectively. Additionally, the Company recorded a dividend (dividend adjustment) in the amount of $(0.3) million and $53.2 million in 2003 and 2002, respectively, related to the distribution of Advanced Medical Optics, Inc.’s common stock to the Company’s stockholders.

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

      The Company’s consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of its ophthalmic surgical and contact lens care businesses as a discontinued operation. (See Note 2, Discontinued Operations.)

Use of Estimates

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates.

Foreign Currency Translation

      The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any year presented. (See Note 12, Financial Instruments.)

Cash and Equivalents

      The Company considers cash in banks, repurchase agreements, commercial paper and deposits with financial institutions with maturities of three months or less and that can be liquidated without prior notice or penalty, to be cash and equivalents.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

      Goodwill represents the excess of acquisition cost over the fair value of the assets of acquired businesses. The Company adopted the provisions of Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other Tangible Assets (SFAS No. 142), as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets include licensing agreements, trademarks, core technology and product marketing and other rights which are being amortized over their estimated useful lives ranging from four to 15 years.

Treasury Stock

      Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2003, the Company held approximately 4.1 million treasury shares under this program.

Revenue Recognition

      The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amount reserved for cash discounts was $1.2 million at December 31, 2003 and 2002. The Company permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at December 31, 2003 and 2002 were $6.3 million and $5.4 million, respectively. Additionally, the Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such rebates and incentive programs. The

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts accrued for sales rebates and other incentive programs at December 31, 2003 and 2002 were $49.5 million and $38.3 million, respectively.

      Historical allowances for cash discounts, product returns and rebates and incentives have been within the amounts reserved or accrued, respectively. However, material differences may result in the amount of revenue the Company recognizes from product sales if the actual amount of product returns and the amount of rebates and incentives differ materially from the amounts estimated by management.

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

Stock-Based Compensation

      As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plans are measured at market price at the date of contribution. Restricted stock awards are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the contributions of common stock to the Company’s savings and investment plans and the restricted stock awards under both the incentive compensation plan and the non-employee director equity incentive plan. (See Note 11, Employee Stock Ownership Plan and Stock Plans.) Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings (loss) would have been reduced (increased) to the following pro forma amounts:

	2003	2002	2001

	(in millions, except
	per share data)
Net earnings (loss), as reported	$(52.5)	$75.2	$224.9
Add stock-based compensation expense included in reported net earnings (loss), net of tax	7.2	7.8	6.1
Deduct stock-based compensation expense determined under fair value based method, net of tax	(43.6)	(41.4)	(38.0)

Pro forma net earnings (loss)	$(88.9)	$41.6	$193.0

Earnings (loss) per share:
As reported basic	$(0.40)	$0.58	$1.71
As reported diluted	$(0.40)	$0.57	$1.68
Pro forma basic	$(0.68)	$0.32	$1.46
Pro forma diluted	$(0.68)	$0.32	$1.45

      These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made. Valuation allowances against the Company’s deferred tax assets were $62.6 million and $73.9 million at December 31, 2003 and 2002, respectively. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management. The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings permanently in such operations. At December 31, 2003, the Company had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

Purchase Price Allocation

      The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

      The aggregate purchase price for Oculex Pharmaceuticals, Inc. (Oculex) and Bardeen Sciences Company, LLC (Bardeen) of approximately $223.8 million and $264.6 million, respectively, was allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Oculex was determined to be a business combination, while Bardeen was considered to be an asset acquisition and not a business combination.

      The Company determined that the assets acquired from Oculex and Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. The Company reached this conclusion based on discussions with its business development and research and development personnel, its review of long-range product plans and its review of a valuation report prepared by an independent valuation specialist. The valuation specialist’s report reached a conclusion with regard to the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. In connection with the acquisition of Oculex, the Company determined that the assets acquired also included a proprietary technology drug delivery platform which was separately valued and capitalized as core technology. The Company reached this conclusion based on its determination that the acquired technology had alternative future uses in its current state.

      The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (losses), foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on marketable equity investments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recently Adopted Accounting Standards

      In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132 Revised), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 Revised are effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure information regarding foreign pension plans and estimated future benefit payments which provisions are effective for fiscal years ending after June 15, 2004.

      As required by SFAS No. 132 Revised, the Company has provided the additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of its U.S. pension plans and other postretirement benefit plan for its fiscal year ended December 31, 2003, and has elected early adoption and implemented the provisions regarding the disclosure information for its foreign pension plans for its fiscal year ended December 31, 2003. The Company does not expect to provide disclosure information regarding estimated future benefit payments until its fiscal year ending December 31, 2004. (See Note 10, Employee Retirement and Other Benefit Plans.)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company adopted the provisions of SFAS No. 149 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that were applicable to December 31, 2002 financial statements) and requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it was reasonably possible that a company had a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements became effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, applied to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46 Revised). Under the new guidance of FIN 46, clarification regarding the identification of variable interest entities is provided as well as how an enterprise should assess its interest in such a variable interest entity to determine whether it is to be consolidated. The Company adopted the provisions of FIN 46 Revised in the fourth quarter of 2003. The adoption did not have a material effect on its consolidated financial statements.

      In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (SFAS No. 148), was issued and is effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not yet decided to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. Therefore, the new transition alternatives allowed in SFAS No. 148 will not affect the Company’s consolidated financial statements. As required by the provisions of SFAS No. 148, the Company has provided footnote disclosure of the effect of the fair value based method of accounting for stock-based employee compensation on the Company’s consolidated financial statements included herein. See Note 1, Stock-Based Compensation.

      The Company adopted the provisions of SFAS No. 141 on June 30, 2001 and the provisions of SFAS No. 142 on January 1, 2002 which did not result in a negative impact on the Company’s consolidated financial statements. As of January 1, 2002, the Company had unamortized goodwill in the amount of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.4 million, which was subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $3.2 million for the year ended December 31, 2001.

      Pro forma financial information related to the adoption of SFAS No. 142 is as follows:

	For the Year
	Ended December 31,

	2003	2002	2001

	(in millions, except per
	share amounts)
Earnings (loss) from continuing operations	$(52.5)	$64.0	$171.2
Add back:
Goodwill amortization, net of tax	—	—	2.7

Adjusted net earnings (loss)	$(52.5)	$64.0	$173.9

Basic earnings (loss) per share:
Net earnings (loss) per share from continuing operations	$(0.40)	$0.49	$1.30
Goodwill amortization	—	—	0.02

Adjusted net earnings (loss) per share from continuing operations	$(0.40)	$0.49	$1.32

Diluted earnings (loss) per share:
Net earnings (loss) per share from continuing operations	$(0.40)	$0.49	$1.29
Goodwill amortization	—	—	0.02

Adjusted net earnings (loss) per share from continuing operations	$(0.40)	$0.49	$1.31

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) was issued, as amended, and was effective for all periods of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of derivative instruments that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

Note 2:     Discontinued Operations

      On June 29, 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business, which developed, manufactured and marketed products that included artificial lenses for the eye, called intraocular lenses, and equipment for cataract and refractive eye surgery; and the contact lens care products business, which developed, manufactured and marketed a broad range of products for use with every available type of contact lens. The spin-off was effected by contributing the optical medical device

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business to a newly formed subsidiary, Advanced Medical Optics, Inc. (AMO), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The common stock of Advanced Medical Optics, Inc. began trading publicly on the New York Stock Exchange on July 1, 2002 under the symbol “AVO.” As a result of the spin-off, the Company continues to own and operate its specialty pharmaceutical business, and AMO owns and operates what was formerly the Company’s optical medical device business. The Company has no ownership interest in AMO. The Company’s consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.

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

      Effective with the third quarter of the Company’s 2002 fiscal year, the Company no longer includes the results of operations and cash flows of its discontinued optical medical device business in its consolidated financial statements.

      The following table sets forth selected financial data of the Company’s discontinued operations.

Selected Financial Data for Discontinued Operations

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Net sales	$—	$251.7	$543.1
Earnings from discontinued operations, net of tax	—	11.2	54.9

      Through the end of 2002, actual costs incurred by the Company related to the spin-off of AMO, including restructuring and duplicate operating expenses, were approximately $104.7 million, including $4.4 million of costs incurred in 2001. This amount excludes $14.3 million in costs incurred in 2002 that were allocated to discontinued operations. During 2003, the Company reversed approximately $0.4 million of its restructuring charge related to the spin-off of AMO due to adjustments to certain estimated amounts. Through the end of 2003, the Company also paid $18.7 million for various taxes, net of amounts associated with a tax sharing agreement with AMO, related to intercompany purchases of assets by AMO prior to the spin-off that were deferred and charged to retained earnings as part of the dividend of AMO’s stock to the Company’s stockholders.

      As part of the spin-off of AMO, Allergan and AMO entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement. The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO recovers costs from Allergan in a similar manner for services provided by AMO. With limited exceptions, all transitional services have terminated. Only those transitional services originally scheduled to extend beyond the 12-month period following the spin-off have continued.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the manufacturing and supply agreement, Allergan will manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for a period of up to three years from the date of the distribution. Under the manufacturing agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%.

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

Note 3:     Restructuring Charge and Asset Write-offs and Duplicate Operating Expenses

      The Company recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002, associated with the AMO spin-off, as more fully described in Note 2, Discontinued Operations. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The assets written-off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. Included in other costs within the net charge during 2002 is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations. During 2003, the Company adjusted its restructuring charge estimates, resulting in certain reclassifications between restructuring activities and a net restructuring charge reversal of $0.4 million.

      The restructuring and spin-off activities included a workforce reduction of 263 positions consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of December 31, 2003, severance payments totaling $12.5 million have been made to 237 terminated employees since January 2002. A total of 18 and 8 manufacturing positions for the year ended December 31, 2002 and 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas within the Company. At December 31, 2003, the remaining $0.2 million included under charges for employees involuntarily terminated represents unpaid severance for four employees terminated during 2003. This amount was paid in full to such employees in January 2004.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the cumulative restructuring activities through December 31, 2003 resulting from the 2002 restructuring charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other
	Terminated	Costs	Write-offs	Costs	Total

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.8)	(0.8)	—	1.2	(0.4)
Assets written off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.5)	(0.8)	—	(4.4)	(17.7)

Balances as of December 31, 2003	$0.2	$—	$—	$2.9	$3.1

      The remaining balance at December 31, 2003 for other costs of $2.9 million is comprised of accrued expenses for present obligations related to exit liabilities associated with the scheduled termination of the manufacturing and supply agreement with AMO, which the Company expects to settle in 2005.

      During 2002 and 2001, the Company incurred $42.5 million and $4.4 million, respectively, of duplicate operating expenses associated with the spin-off of AMO. Duplicate operating expenses included advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the consolidated statements of operations.

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

Note 4:     Acquisitions

Oculex Pharmaceuticals, Inc.

      On November 20, 2003, the Company purchased all of the outstanding equity interests of Oculex Pharmaceuticals, Inc. (Oculex), a privately held company, for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets, comprised principally of notes receivable, an equity investment and certain deferred tax assets related to Oculex. The acquisition was accounted for by the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Oculex beginning November 20, 2003. In conjunction with the acquisition, the Company recorded a charge to in-process research and development expense of $179.2 million during 2003 for an acquired in-process research and development asset which the Company determined was not yet complete and had no alternative future uses in its current state. This asset is Oculex’s lead investigational product, Posurdex®, which is a proprietary, bioerodable, sustained release implant that delivers dexamethasone to the targeted disease site at the back of the eye. Phase 2 clinical trials for Posurdex® have already been completed, and the Company intends to initiate Phase 3 clinical trials for Posurdex® in early 2004. The Phase 3 clinical trials will focus on macular edema associated with diabetes

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other conditions. In 2004, the Company expects to incur approximately $25 million to $30 million in incremental research and development costs and other pre-marketing and pre-launch costs associated with the acquired Posurdex® technology. Additionally, the Company determined that the assets acquired also included a proprietary technology drug delivery platform which had alternative future uses in its current state, which the Company separately valued and capitalized as core technology. The core technology is a versatile bioerodable polymer drug delivery technology which can be used for sustained local delivery of compounds to the eye.

      The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. A summary of the net assets acquired follows:

(in millions)
Current assets	$0.6
Property, plant and equipment	1.0
Capitalized intangible core technology (straight-line amortization over a 15 year useful life)	29.6
In-process research and development	179.2
Other non-current assets, primarily deferred tax assets	19.3
Accounts payable and accrued liabilities	(5.9)

Total	$223.8

      The estimated fair value of the in-process research and development was determined based on the use of a discounted cash flow model using an income approach for the acquired Posurdex® technology. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding the successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using a discount rate of 22%. Material net cash inflows were estimated to begin in 2006. Gross margin and expense levels were estimated to be consistent with other eye care pharmaceutical products currently marketed by the Company. Solely for the purpose of estimating the fair value of this technology, the Company assumed that it would incur future research and development costs of approximately $45 million to $50 million from the date of acquisition through and including the year when commercialization is expected to occur.

      The estimated fair value of the core technology was determined based on the use of a discounted cash flow model using a relief of royalty approach. Estimated after-tax cash flows were determined using an estimated pre-tax royalty rate applied to the estimated revenue stream leveraging the acquired polymer technology. Material cash flows were estimated to begin in 2006. The cash flows were then discounted to a present value using a discount rate of 22%.

      The major risks and uncertainties associated with the timely and successful completion of the acquired in-process project consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of the Company’s ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma operating results for the Company, assuming the acquisition of Oculex occurred January 1, 2003 and 2002, respectively, and excluding any pro forma charge for in-process research and development costs, are as follows:

	2003	2002

	(in millions, except per
	share amounts)
Product net sales	$1,755.4	$1,385.0
Research service revenues	$16.0	$40.3
Earnings (loss) from continuing operations	$(76.1)	$43.1
Net earnings (loss)	$(76.1)	$54.3
Basic net earnings (loss) per share	$(0.58)	$0.42
Diluted net earnings (loss) per share	$(0.58)	$0.41

      The pro forma loss from continuing operations and net loss in 2003 exclude pre-acquisition expenses recorded by Oculex related to actions taken to complete the sale of Oculex to the Company, including severance costs and transaction advisor fees. The Company estimates the pro forma effect of these pre-acquisition expenses to be approximately $3.3 million after tax.

     Bardeen Sciences Company, LLC

      On May 16, 2003, the Company completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC (Bardeen) from Farallon Pharma Investors, LLC (Farallon) for an aggregate purchase price of approximately $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. The Company accounted for the acquisition as a purchase of net assets and not as a business combination since Bardeen had no revenue producing operations, no employee base or self-sustaining operations, among other things, at the acquisition date. The Company acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds under development and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.

      Bardeen was formed in April 2001 upon the contribution of a portfolio of pharmaceutical compounds and research projects by the Company and the commitment of a $250 million capital investment by Farallon. In return for its contribution of the portfolio, the Company received certain commercialization rights to market products developed from the compounds comprising the portfolio. In addition, the Company acquired an option to purchase rights to any one product and a separate option to purchase all of the outstanding equity interests of Bardeen at an option price based on the amount of research and development funds expended by Bardeen on the portfolio and the time elapsed since the effective date of the option agreement. The Company acquired Bardeen upon the exercise of its option to purchase all the outstanding equity interests of Bardeen at the option price. Neither the Company nor any of its officers or directors owned any interest in Bardeen or Farallon prior to the acquisition of the outstanding interests.

      The Company determined that the assets acquired consisted principally of incomplete in-process research and development assets and that these assets had no alternative future uses in their current state.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of assets acquired and liabilities assumed are as follows:

(in millions)
Intangible assets — In-process research and development	$278.8
Accounts payable	(14.2)

$264.6

      From the time of Bardeen’s formation until the acquisition date, the Company performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between the Company and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, the Company recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $16.0 million, $40.3 million and $27.4 million in research revenues, respectively, and $14.5 million, $36.6 million and $25.0 million in research costs, respectively, under the research and development services agreement with Bardeen.

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

      On April 16, 2001, the Company purchased all of the outstanding common stock of ASTI for $71 million in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of ASTI beginning April 16, 2001. In conjunction with the acquisition, the Company recorded a one-time charge to in-process research and development expenses of $40 million during 2001.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets acquired, including capitalized core technology, were recorded at estimated fair values as determined by the Company’s management based on information currently available. A summary of the assets acquired in the acquisition follows:

(in millions)
Capitalized core technology (straight-line amortization over a ten year useful life)	$31.0
In-process research and development	40.0

Purchase price	71.0
Less: cash acquired	(0.8)

Net cash paid	$70.2

      Prior to the acquisition of ASTI, the Company had certain technology and research and development agreements with ASTI. The technology agreement required the Company to make specified payments on sales of certain products in exchange for receipt of a technology fee paid by ASTI and the option to independently develop certain compounds funded by ASTI. For the year ended December 31, 2001, technology fees of $0.7 million were earned and reported in technology fees from related party in the accompanying consolidated statements of operations. The research and development agreement allowed the Company to complete specific research and development activities for ASTI and recognize revenues and related costs as services were performed under such contracts. For the year ended December 31, 2001, the Company recognized $32.9 million in research service revenues and $31.1 million in research costs under the research and development agreements with ASTI.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Composition of Certain Financial Statement Captions

	December 31,

	2003	2002

	(in millions)
Trade receivables, net
Trade receivables	$225.4	$225.4
Less allowance for doubtful accounts	5.3	4.8

	$220.1	$220.6

Inventories
Finished products	$38.3	$32.2
Work in process	22.3	21.0
Raw materials	15.7	17.2

	$76.3	$70.4

Other current assets
Prepaid expenses	$60.7	$49.2
Deferred taxes	40.9	49.3
Other	22.6	36.7

	$124.2	$135.2

Investments and other assets
Prepaid pensions	$105.3	$99.7
Capitalized software	21.6	19.0
Deferred taxes	118.6	39.2
Equity investments	7.1	4.3
Other	76.9	61.5

	$329.5	$223.7

Property, plant and equipment, net
Land	$6.0	$5.8
Buildings	425.3	351.1
Machinery and equipment	290.4	265.7

	721.7	622.6
Less accumulated depreciation	299.2	270.6

	$422.5	$352.0

Other accrued expenses
Sales rebate and incentive accruals	$49.5	$38.3
Royalties	19.4	8.4
Sales returns	6.3	5.4
Accrued restructuring charges	3.1	7.8
Other	79.2	58.4

	$157.5	$118.3

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(54.6)	$(72.0)
Minimum pension liability adjustments, net of taxes of $1.2 million and $0.8 million for 2003 and 2002, respectively	(2.1)	(1.3)
Unrealized gain (loss) on investments, net of taxes of $0.7 million and zero for 2003 and 2002, respectively	1.8	(0.1)

	$(54.9)	$(73.4)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Intangibles and Goodwill

      At December 31, 2003 and 2002, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

     Intangibles

	December 31, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)

	(in millions)			(in millions)
Amortizable Intangible Assets:
Licensing	$35.8	$(4.8)	8.2	$5.8	$(0.8)	4.7
Trademarks	3.5	(1.6)	15.0	3.3	(1.1)	15.0
Core technology	29.6	(0.2)	15.0	—	—	—
Product marketing and other rights	—	—	—	12.8	—	—
Other	3.7	(0.6)	4.7	2.1	(0.1)	4.4

	72.6	(7.2)	11.1	24.0	(2.0)	7.6
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.5	$(7.2)		$24.9	$(2.0)

      Licensing assets consist primarily of capitalized payments related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex. (See Note 4, Acquisitions.)

      Product marketing and other rights consisted primarily of the following contractual rights held by the Company: an option to purchase any one product developed by Bardeen at its then fair market value for a payment of $25 million; future commercialization rights which are triggered only upon FDA (or similar regulatory body) acceptance of any product developed by Bardeen; and an option by the Company to purchase all but not less than all, upon the occurrence of certain events, of the outstanding equity interests in Bardeen. Prior to their exercise, the product marketing and other rights were not amortizable. On May 16, 2003, the Company exercised its option to acquire all of the outstanding equity interests in Bardeen. As a result, the value of the Bardeen product marketing and other rights was included in the purchase price and related purchase price allocation. (See Note 4, Acquisitions.)

      Aggregate amortization expense for amortizable intangible assets was $5.0 million, $0.5 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Estimated amortization expense is $8.2 million for 2004 and 2005, $7.9 million for 2006, $6.8 million for 2007 and $4.9 million for 2008.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Goodwill

	December 31,

	2003	2002

	(in millions)
Goodwill:
United States	$4.6	$4.6
Latin America	3.0	2.4
Europe and other	0.8	0.8

	$8.4	$7.8

      There was no activity related to goodwill during the year ended December 31, 2003. The changes in goodwill balances are the result of foreign currency translation.

Note 7:     Notes Payable and Long-Term Debt

	2003		2002
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2003	Rate	2002

		(in millions)		(in millions)
Bank loans	2.77%	$23.9	5.17%	$12.8
Medium term notes 3.56% — 7.47% 2008 — 2012	5.32%	55.6	6.52%	55.0
Convertible subordinated notes due 2020	—	—	2.50%	45.2
Commercial paper	1.05%	10.4	—	—
Capitalized leases		0.5		1.3
Other		—		0.8

		90.4		115.1
Less current maturities		24.4		89.7

Total long-term debt		$66.0		$25.4

      At December 31, 2003, the Company had a committed domestic long-term credit facility which allows for borrowings of up to $300 million through 2007 for general corporate purposes, a $300 million commercial paper program, and a committed foreign line of credit in Japan of approximately $28.0 million. The commitment fees under the domestic and foreign credit facilities are nominal. The Company does not currently intend to have combined borrowings under its committed credit facilities and its commercial paper program that would exceed $300 million in the aggregate. At December 31, 2003, the Company had $10.4 million outstanding under its commercial paper program which was classified as long-term debt because the Company has the ability, and the intent, to refinance this debt on a long-term basis under terms of its committed domestic line of credit. At December 31, 2003, the Company did not have any borrowings outstanding under its committed domestic credit facility and $7.4 million in borrowings outstanding under the committed foreign line of credit.

      At December 31, 2003, the Company had $55.6 million of borrowings outstanding under a previously existing medium term note program which allows the Company to issue up to an additional $10.0 million in registered notes on a non-revolving basis. In 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to $350 million in debt securities. The Company may use the debt shelf registration statement for a new medium term note program.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The domestic credit facility and medium term note program entered into by the Company provide that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. The Company was in compliance with these covenants and has approximately $340.6 million available for dividends at December 31, 2003.

      The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $24.4 million in 2004; zero in 2005 and 2006; $10.4 million in 2007; $30.6 million in 2008 and $25.0 million thereafter. Interest incurred of $1.1 million in 2003 and $0.9 million in both 2002 and 2001 has been capitalized and included in property, plant and equipment.

Note 8:	Convertible Notes

      On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (Senior Notes) in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The Senior Notes are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity of the Senior Notes, or approximately 7.3 million common shares, if the closing price of Allergan’s common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or the Company calls the Senior Notes for redemption, makes specified distributions to its stockholders or becomes a party to certain consolidation, merger or binding share exchange agreements. Upon conversion, the Company may choose to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. The Company currently intends to settle the accreted value of the Senior Notes in cash. Holders of the Senior Notes may surrender their Senior Notes, in multiples of $1,000 principal amount at maturity, for conversion into shares of the Company’s common stock in a fiscal quarter (and only during such fiscal quarter) if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than an amount equal to the accreted conversion price per share of the Company’s common stock on the last day of the preceding fiscal quarter multiplied by the applicable percentage (as set forth below); provided, however, that in no event shall such amount be less than $90 per share (subject to adjustment). The initial applicable percentage of the accreted conversion price shall be 125% and shall decline 0.25% every six-month period thereafter to 115% on November 6, 2022. The accreted conversion price per share as of any day will equal the quotient of (i) the accreted value to such day, divided by (ii) the number of shares of the Company’s common stock issuable upon the conversion of $1,000 principal amount at maturity of Senior Notes on such day. As of December 31, 2003, the conversion criteria had not been met. Holders of the Senior Notes may require the Company to purchase the Senior Notes on any one of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Any Senior Notes purchased by the Company on November 6, 2007 will be paid for in cash. For the November 6, 2012 and November 6, 2017 purchase dates, the Company may choose to pay the purchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company may not redeem the Senior notes before November 6, 2005, and prior to November 6, 2007 the Company may redeem all or a portion of Senior Notes for cash in an amount equal to their accreted value only if the price of the Company’s common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, the Company may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value. During 2003 and 2002, approximately $6.3 million and $1.0 million, respectively, of interest expense was recognized representing the amortization of discount on the Senior Notes. The discount is amortized using the effective interest method over the stated term of 20 years. At December 31, 2003, approximately $134.2 million of unamortized discount remains as a component of the Senior Notes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 1, 2000, the Company issued zero coupon convertible subordinated notes due 2020 (the “Convertible Notes”) with an aggregate principal amount at maturity of $657.5 million. The Convertible Notes, which were issued at a discount of $257.5 million, are unsecured, subordinate to all other Company indebtedness, and accrue interest at 2.5% annually, maturing on November 1, 2020. The Convertible Notes are convertible into 6.0273 shares of Allergan’s common stock for each $1,000 principal amount at maturity at any time on or before maturity or redemption of the Convertible Notes. On December 20, 2002, the Company paid $380.0 million to redeem a substantial portion of these Convertible Notes with an aggregate principal amount at maturity of $586.9 million and a net book value at the time of redemption of $376.5 million after adjusting for the unamortized discount. The Company recorded a pre-tax loss of $11.7 million in connection with the early retirement that includes the $3.5 million prepayment premium, the write-off of $8.0 million of deferred debt issue costs and other costs of $0.2 million, which has been recorded as a component of “Other, net” for the year ended December 31, 2002 in the consolidated statements of operations. In the fourth quarter of 2003, the Company retired the remaining outstanding Convertible Notes, which had a net book value at the time of redemption of $46.2 million, and the Company recorded a pre-tax loss of $0.9 million related to the write-off of the deferred debt issue costs. Interest expense of approximately $1.0 million, $10.0 million and $10.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, was recognized representing the amortization of discount on these Convertible Notes. The discount was amortized using the effective interest method. The Convertible Notes became redeemable by the Company in November 2003 and therefore were included in “Notes payable” in the consolidated balance sheet at December 31, 2002.

Note 9:     Income Taxes

      The components of earnings (loss) before income taxes and minority interest were:

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Earnings (loss) from continuing operations before income taxes and minority interest
U.S.	$(168.8)	$12.3	$136.3
Non-U.S.	139.3	77.5	124.0

	(29.5)	89.8	260.3
Cumulative effect of change in accounting principle	—	—	(1.7)

Earnings (loss) from continuing operations before income taxes and minority interest, but including the cumulative effect of change in accounting principle	$(29.5)	$89.8	$258.6

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Income tax expense (benefit) on:
Earnings (loss) from continuing operations before income taxes and minority interest	$22.2	$25.1	$88.5
Cumulative effect of change in accounting principle	—	—	(0.5)

	$22.2	$25.1	$88.0

Current
U.S. federal	$77.4	$(10.9)	$64.2
Non-U.S.	6.8	23.9	14.0
U.S. state	(0.4)	3.4	(4.3)

Total current	83.8	16.4	73.9

Deferred
U.S. federal	(78.3)	0.1	11.2
Non-U.S.	19.4	8.3	(7.7)
U.S. state	(2.7)	0.3	10.6

Total deferred	(61.6)	8.7	14.1

Total — continuing operations	$22.2	$25.1	$88.0

      Current tax expense does not reflect benefit of $26.1 million, $12.4 million and $26.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated statements of stockholders’ equity.

      The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2003	2002	2001

Statutory rate of tax expense (benefit)	(35.0)%	35.0%	35.0%
State taxes, net of U.S. tax benefit	(2.7)	0.1	1.0
Tax differential on foreign earnings	(76.5)	(5.0)	(10.8)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	15.3	0.9	9.1
Other credits (R&D)	(17.0)	(8.3)	(6.1)
In-process R&D	228.6	—	5.4
Intangible write-off	(0.7)	(2.5)	—
Transaction costs	—	5.6	—
Tax audit settlements	(13.8)	—	—
Change in valuation allowance	(25.6)	—	—
Other	2.7	2.2	0.4

Effective tax rate	75.3%	28.0%	34.0%

      Withholding and U.S. taxes have not been provided on approximately $712 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings permanently in such operations, or such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

      The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 1999. The Company and its consolidated subsidiaries are currently under examination for years 2000 through 2002. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

      At December 31, 2003, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $38.9 million.

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$12.1	$7.8	$11.5
Accrued expenses	19.6	17.4	9.1
Capitalized expenses	9.8	11.3	8.7
Deferred compensation	12.8	10.3	6.6
Medicaid rebates	11.8	9.3	6.1
Postretirement medical benefits	9.3	8.6	7.9
Capitalized intangible assets	131.8	55.4	60.1
Other credit carryforwards	—	11.1	—
Employee benefits	7.5	6.7	—
Research credit carryforwards	21.6	15.2	11.4
All other	21.5	39.8	33.7

	257.8	192.9	155.1
Less: valuation allowance	(62.6)	(73.9)	(71.5)

Total deferred tax assets	195.2	119.0	83.6

Deferred tax liabilities
Pension	21.5	19.7	1.5
Depreciation	10.3	9.4	7.4
All other	3.9	1.4	—

Total deferred tax liabilities	35.7	30.5	8.9

Net deferred tax assets	$159.5	$88.5	$74.7

      The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2003 were $40.9 million and $118.6 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2002 were $49.3 million and $39.2 million, respectively. Such amounts are included in “Other current assets” and “Investments and other assets” in the consolidated

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. The decrease in the valuation allowance in 2003 is primarily related to a reversal of a portion of the valuation allowance related to the purchase of the ASTI stock. Such valuation allowance was no longer necessary and the related tax benefit was realized through the reduction of all remaining capitalized ASTI core technology and through a reduction in the effective tax rate.

      Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2003. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Note 10:     Employee Retirement and Other Benefit Plans

     Pension and Postretirement Benefit Plans

      The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. Foreign pension benefits are based on various formulas that consider years of service, average or highest earnings during specified periods of employment and other criteria.

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

      For 2003, the funded status of the pension and postretirement plans presented herein were measured as of September 30, 2003. For 2002, the funded status of the Company’s U.S. pension plans presented herein was measured as of September 30, 2002, while the funded status of foreign pension plans and other postretirement benefit plan presented herein were measured as of December 31, 2002.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The Act) expands Medicare, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

      As The Act was signed into law after the retiree health plan’s measurement date of September 30, 2003, any potential financial impact of The Act is not reflected in the disclosures included herein. Financial Accounting Standard Board Position 106-1 (FASB Staff Position 106-1) allows the Company to begin recognizing any potential impact of The Act in the first quarter of 2004 consolidated financial statements or to defer recognizing the potential impact until more definitive accounting guidance is provided. The Company is currently examining this issue and intends to review its retiree health care strategy in light of The Act. The Company will most likely amend its retiree health program to coordinate with the Medicare prescription drug program or to receive the direct subsidy from the government. As a result, the Company anticipates that its retiree health plan obligations and related costs may decrease once those amendments are adopted or the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government subsidies are considered. The Company has not yet made a decision on the implementation of FASB Staff Position 106-1 but anticipates making this decision by the end of the first quarter of 2004.

      Components of net periodic benefit cost, benefit obligation, change in plan assets, asset allocation and funded status are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

     Net Periodic Benefit Cost

      Components of net periodic benefit cost and the weighted-average assumptions used to determine net periodic cost for the years ended 2003, 2002, and 2001 were as follows:

          Net Periodic Benefit Cost

				Other
				Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

	(in millions)
Service cost	$12.6	$13.3	$11.9	$1.4	$1.4	$0.9
Interest cost	19.7	18.0	16.3	1.2	1.3	1.0
Expected return on plan assets	(23.6)	(20.9)	(12.2)	—	—	—
Amortization of transition amount	—	(0.5)	(0.5)	—	—	—
Amortization of prior service cost	0.1	0.2	0.2	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss (gain)	3.1	0.8	(4.4)	—	—	(0.3)
Curtailment loss	—	0.1	—	—	—	—

Net periodic benefit cost	$11.9	$11.0	$11.3	$2.5	$2.6	$1.5

          Weighted-Average Assumptions

				Other
				Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

U.S. Pension Plans:
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Expected return on plan assets	8.25%	9.50%	10.00%	—	—	—
Rate of compensation increase	4.14%	4.89%	5.39%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.38%	5.01%	5.44%
Expected return on plan assets	6.64%	6.61%	6.06%
Rate of compensation increase	3.78%	3.60%	3.63%

      Net periodic benefit costs of $9.5 million and $8.3 million were recorded to continuing operations and $1.5 million and $3.0 million to discontinued operations in 2002 and 2001, respectively, for the pension plans. Net period benefit costs of $2.2 million and $1.1 million were recorded to continuing operations in 2002 and 2001, respectively, and $0.4 million in each of the years ended 2002 and 2001 to discontinued operations for the retiree health plan.

      In 2003, for the U.S. qualified pension plan the Company determined the expected rate of return on plan assets to be 8.25%. This expected rate of return was determined using a building block approach that considers

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined.

      In 2003, for non-U.S. funded pension plans the Company determined the expected rate of return on plan assets to be 6.64%. This expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities.

     Benefit Obligation

      The tables below presents components of the change in projected benefit obligation and the weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002.

          Change in Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

		(in millions)
Projected benefit obligation, beginning of period	$293.4	$251.1	$19.9	$17.7
Service cost	12.6	13.3	1.4	1.4
Interest cost	19.7	18.0	1.2	1.3
Participant contributions	0.7	0.9	—	—
Actuarial loss	25.3	26.7	1.8	0.2
Benefits paid	(4.4)	(6.7)	(0.6)	(0.7)
Impact of foreign currency translation	7.4	7.9	—	—
Plan amendment	—	1.1	—	—
Divestitures, including spin-off of AMO	—	(18.9)	—	—

Projected benefit obligation, end of period	$354.7	$293.4	$23.7	$19.9

      The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $320.5 million and $257.1 million at December 31, 2003 and 2002, respectively. For the retiree health plan the accumulated benefit obligation was $18.7 million and $17.1 million at December 31, 2003 and 2002, respectively.

          Weighted Average Assumptions

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

U.S. Pension Plans:
Discount rate used	6.10%	6.75%	6.10%	6.75%
Rate of compensation increase	3.50%	4.14%	—	—

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	2003	2002

Non-U.S. Pension Plans:
Discount rate used	5.20%	5.38%
Rate of compensation increase	3.91%	3.78%

      Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

	(in millions)
Effect on total service and interest cost components	$0.7	$(0.5)
Effect on postretirement benefit obligation	4.5	(3.6)

      The assumed annual health care cost trend rate for the retiree health plans was 11.0% for 2004, gradually decreasing to 5.0% in 2009 and remaining at that level thereafter.

     Plan Assets

      The table below presents components of the change in plan assets at December 31, 2003 and 2002.

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

		(in millions)
Fair value of plan assets, beginning of period	$242.4	$186.0	$—	$—
Actual return (loss) on plan assets	38.0	(26.4)	—	—
Company contributions	14.7	86.7	0.6	0.7
Participant contributions	0.7	0.9	—	—
Benefits paid	(8.0)	(6.7)	(0.6)	(0.7)
Impact of foreign currency translation	10.6	5.6	—	—
Divestitures, including spin-off of AMO	—	(3.7)	—	—

Fair value of plan assets, end of period	$298.4	$242.4	$—	$—

      The Company’s funding policy for its U.S. qualified plan is to provide currently for accumulated benefits, subject to federal regulations. Plan benefits for the nonqualified plans are paid as they come due. Employer contributions and benefits paid under the Company’s U.S. and major non-U.S. pension plans include $1.2 million and $1.1 million paid from the Company’s assets in 2003 and 2002, respectively. Employer contributions and benefits paid under the retiree health plan include $0.6 million and $0.7 million paid from the Company’s assets in 2003 and 2002, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The asset allocation for the Company’s U.S. and non-U.S. funded pension plans follows:

		Percent of
	2004	Plan Assets
	Target
	Allocation	2003	2002

U.S. Pension Plans:
Equity securities	60%	57.8%	60.8%
Debt securities	35	41.1	38.2
Real estate	5	—	—
Cash equivalents	—	1.1	1.0

Total	100%	100%	100%

Non-U.S. Pension Plans:
Equity securities	60%	59.1%	49.1%
Debt securities	40	40.9	19.2
Real estate	—	—	2.7
Cash equivalents	—	—	29.0

Total	100%	100%	100%

      The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities, real estate investment trusts and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2004 is 8.25% for its U.S. pension plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks, and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/ liability studies, and quarterly investment portfolio reviews.

      The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2004 is 7.0% for its non-U.S. funded pension plans.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Funded Status

      The table below presents components of the funded status at December 31, 2003 and 2002.

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

		(in millions)
Fair value of plan assets	$298.4	$242.4	$—	$—
Benefit obligation	354.7	293.4	23.7	19.9

Funded status of plans	(56.3)	(51.0)	(23.7)	(19.9)
Amounts not yet recognized:
Unrecognized net actuarial loss/(gain)	134.8	123.9	0.7	(1.1)
Unrecognized prior service cost	0.1	0.2	(1.0)	(1.1)
Unrecognized net transition obligation	(0.1)	(0.1)	—	—
Fourth quarter contributions	1.4	2.3	—	—

Prepaid (accrued) benefit costs, net	$79.9	$75.3	$(24.0)	$(22.1)

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

		(in millions)
Prepaid benefit cost	$107.2	$80.9	$—	$—
Accrued benefit cost	(27.3)	(5.6)	(24.0)	(22.1)
Minimum pension liability	(3.3)	(2.1)	—	—
Deferred tax asset	1.2	0.8	—	—
Accumulated other comprehensive income	2.1	1.3	—	—

Net amount recognized	$79.9	$75.3	$(24.0)	$(22.1)

      The projected benefit obligation, accumulated benefit obligation, and fair values of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2002 were as follows:

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the Fair
	the Fair Value of		Value of Plan
	Plan Assets		Assets

	2003	2002	2003	2002

		(in millions)
Projected benefit obligation	$334.1	$277.3	$34.4	$30.4
Accumulated benefit obligation	301.3	241.9	30.5	26.7
Fair value of plan assets	277.7	225.8	1.4	0.9

      In 2004, the Company expects to pay contributions of between $13.6 million and $15.6 million for its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for its other postretirement plan (unaudited).

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Savings and Investment Plan

      The Company has a Savings and Investment Plan, which provides for all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 4% of compensation, qualify for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan for continuing operations was $6.4 million in 2003, $3.5 million in 2002 and $2.7 million in 2001.

      In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan (effective January 1, 2003) which provides all employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $2.6 million in 2003.

Note 11:	Employee Stock Ownership Plan and Stock Plans

     Employee Stock Ownership Plan

      The Company has an Employee Stock Ownership Plan (“ESOP”) for U.S. employees. The ESOP trust purchased 2,670,000 shares from the Company using the proceeds from a related loan guaranteed by the Company as to payment of principal and interest, which was paid in full as of December 31, 2002. As of December 31, 2003, all shares have been allocated to ESOP participants and are considered outstanding for purposes of calculating earnings per share. Participants received an allocation of shares held in the plan based on the amortization schedule of the loan borrowed by the ESOP to purchase the shares, and generally become vested over five years of Company service. Allocated shares were divided among participants based on relative compensation. While the ESOP remains an active plan, the Company does not currently intend to allocate any additional shares in the near future. Allocated shares in the ESOP as of December 31, 2003 and 2002 are summarized below.

	Number of
	Shares

	2003	2002

	(in thousands)
Allocated shares	2,670	2,385
Shares committed to be allocated	—	285
Unallocated shares	—	—

Total ESOP shares	2,670	2,670

      Dividends accrued on unallocated shares held by the ESOP were used to repay the loan and totaled $0.1 million in 2002 and $0.2 million in 2001. Dividends received on allocated shares held by the ESOP are allocated directly to participants’ accounts. Interest incurred on ESOP debt in 2002 and 2001 was $0.1 million and $0.3 million, respectively. Compensation expense is recognized based on the amortization of the related loan. Compensation expense for 2002 and 2001 was $4.0 million and $2.1 million, respectively.

Premium Priced Stock Option Plan

      The Company has a premium priced stock option plan which provides for the granting of non-qualified premium priced stock options to officers and key employees. The premium priced options were granted during

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 in three tranches; the first tranche was assigned an exercise price equal to 120% of the fair market value of a share of common stock on the date of option grant, the second tranche was assigned an exercise price equal to 120% of the option exercise price of the first tranche, and the third tranche was assigned an exercise price equal to 120% of the option exercise price of the second tranche. These options vest and become exercisable upon the earlier of the date in which the fair value of the Company stock equals or exceeds the option exercise price or five years from the date of grant. Options expire six years after their original date of grant. During 2001, the Company granted 2.5 million premium priced stock options with a weighted average exercise price of $107.44 per share and a weighted average fair value of $17.02 per share. At December 31, 2003, approximately 472,000 of stock options are available for future grant under the premium priced stock option plan.

Incentive Compensation Plan

      The Company has an incentive compensation plan which provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and restricted stock awards to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock which the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at December 31, 2003.

      Restricted stock awards under the incentive compensation plan are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. The Company granted approximately 42,500 shares of restricted stock under the plan in 2003 with a weighted average value per share of $60.25. The Company did not grant any restricted stock related to this plan in 2002 or 2001. Grants of restricted stock awards are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized in expense over the vesting period. At December 31, 2003, there were 45,900 restricted shares issued and outstanding. Compensation expense recognized for the restricted stock awards under the incentive compensation plan was $0.7 million in 2003, $1.0 million in 2002 and $1.2 million in 2001.

      At December 31, 2003, approximately 1,597,000 of aggregate stock options and shares of restricted stock are available for future grant under the incentive compensation plan.

Non-employee Director Equity Incentive Plan

      The Company has a non-employee director equity incentive plan which provides for the issuance of restricted stock and non-qualified stock options to non-employee directors. Under the terms of the non-employee director equity incentive plan, each eligible non-employee director receives an initial grant of non-qualified stock options and restricted stock awards and will receive additional grants upon re-election to the Board.

      Non-qualified stock options are granted at an exercise price equal to the fair market value at the date of grant, become fully vested and exercisable one year from the date of grant and expire 10 years after the date of grant.

      Restrictions on restricted stock awards generally expire when the awards vest. Vesting occurs at the rate of 33 1/3% per year beginning twelve months after the date of grant. The Company granted 18,136, 18,000 and 21,600 shares of restricted stock under the plan in 2003, 2002 and 2001, respectively, at a weighted average value per share of $70.88, $64.71 and $73.75, respectively. Grants of restricted stock awards are charged to

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unearned compensation in stockholders’ equity at their intrinsic value and recognized in expense over the vesting period. At December 31, 2003 there were 190,190 restricted shares issued and outstanding. Compensation expense recognized under this plan was $1.3 million in 2003, and $1.1 million in 2002 and 2001.

      At December 31, 2003, approximately 544,000 of aggregate stock options and shares of restricted stock are available for future grant under the non-employee director equity incentive plan.

      Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and the non-employee director equity incentive plan is summarized below:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

		(in thousands, except option price data)
Outstanding, beginning of year	11,745	$60.63	10,793	$58.47	7,827	$31.14
Options granted	2,210	60.81	2,448	64.47	4,550	95.02
Options exercised	(1,698)	27.86	(898)	26.62	(1,344)	22.51
Options cancelled	(383)	82.69	(598)	88.58	(240)	61.49

Outstanding, end of year	11,874	64.64	11,745	60.63	10,793	58.47

Exercisable, end of year	4,890	47.54	4,687	37.10	3,387	24.75

Weighted average fair value of options granted during the year	$19.27		$22.33		$22.41

      The fair value of each option granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.50% in 2003, 2002 and 2001; expected volatility of 31.6% for 2003, 32.0% for 2002 and 33.0% for 2001; risk-free interest rate of 3.0% in 2003, 4.5% in 2002 and 4.8% in 2001; and expected life of 5 years for 2003, 2002 and 2001 grants.

      The following table summarizes stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/03	Life	Price	at 12/31/03	Price

$ 10.14 - $ 13.31	374	3.0	$13.00	374	$13.00
$ 15.99 - $ 16.92	560	3.7	16.72	560	16.72
$ 33.39 - $ 44.86	1,451	5.1	35.96	1,448	35.94
$ 52.05 - $ 76.51	5,790	7.9	60.32	1,567	56.68
$ 80.00 - $106.26	3,026	5.3	87.92	919	81.12
$127.51	673	3.5	127.51	22	127.51

Note 12:	Financial Instruments

      In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to hedge these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company enters into derivative financial instruments with major, high credit quality financial institutions. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk and management believes that such risk is remote.

Foreign Exchange Risk Management

      Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated sales, gross margins or operating expenses as expressed in U.S. dollars.

      From time to time, the Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into contracts which change in value as foreign exchange rates change to economically offset the effect of changes in value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency forward and option contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The Company does not designate these derivative instruments as accounting hedges.

      The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen.

      All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through “Other, net” in the accompanying consolidated statements of operations.

      Probable but not firmly committed transactions are comprised of sales of our products and purchases of raw material in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia, Canada and Brazil. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

      All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gains (losses) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2003		2002

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Forward exchange contracts	$12.4	$(0.4)	$111.1	$0.1
Foreign currency options purchased	50.5	1.0	45.8	1.3
Foreign currency options sold	5.7	0.3	—	—

      The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2003 and 2002. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from continuing operations was a net realized loss of $1.0 million in 2003, a net realized loss of $2.3 million in 2002 and a net realized gain of $0.8 million in 2001 and are recorded as “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

      At December 31, 2003 and 2002, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

      The carrying amount and estimated fair value of the Company’s financial instruments at December 31 were as follows (in millions):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$507.6	$507.6	$774.0	$774.0
Non-current investments:
Marketable equity	3.7	3.7	1.1	1.1
Non-marketable equity	2.9	3.4	3.2	3.2
Notes receivable	2.4	2.4	4.7	4.7
Notes payable	24.4	24.4	89.7	89.7
Long-term debt	66.0	74.0	25.4	29.9
Long-term convertible notes, net of discount	507.3	611.1	501.0	546.1

      Marketable equity amounts include an unrealized holding gain net of tax of $1.8 million and an unrealized holding loss net of tax of $0.1 million at December 31, 2003 and 2002, respectively. An impairment charge of $30.2 million and $4.5 million was recorded in 2002 and 2001, respectively, due to the other than temporary decline in value of certain investments and related collaborations. There were no similar impairment charges in 2003.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2003, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 13:     Commitments and Contingencies

      The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $23.1 million in 2003, $21.0 million in 2002 and $20.8 million in 2001.

      Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2003 are as follows: $21.5 million in 2004, $13.6 million in 2005, $6.8 million in 2006, $4.1 million in 2007, $3.4 million in 2008 and $11.7 million thereafter.

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

      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of the Company, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

      On January 9, 2002, the Company filed a patent infringement lawsuit in the United States District Court for the Central District of California entitled “Allergan, Inc., et al. v. Alcon Laboratories, Inc., et al. and Bausch & Lomb Incorporated.” The Company filed the complaint after Alcon and Bausch & Lomb challenged certain patents covering Alphagan® and after Alcon and Bausch & Lomb filed Abbreviated New Drug Applications with the FDA for a generic version of Alphagan®. In its complaint, the Company asked the court to find that the Alphagan® patents at issue are valid and infringed by the drug products sought to be approved in the Alcon and Bausch & Lomb Abbreviated New Drug Applications. On April 1, 2002, Alcon filed a motion for summary judgment that the court granted on May 8, 2002. Also on May 8, 2002, Bausch & Lomb filed a motion for summary judgment that the court granted on June 4, 2002. On July 12, 2002, the Company filed an expedited appeal with the United States Court of Appeals for the Federal Circuit seeking to overturn those rulings. On October 11, 2002, the United States Court of Appeals for the Federal Circuit heard oral argument on the Company’s appeal. On March 28, 2003, the United States Court of Appeals for the Federal Circuit affirmed the decision of the district court granting summary judgment in favor of Alcon and Bausch and Lomb. On April 7, 2003, the Company filed a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit. On May 22, 2003, the United States Court of Appeals for the Federal Circuit denied the Company’s Petition for Rehearing En Banc. On September 19, 2003, the Company

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed a Petition for Writ of Certiorari with the United States Supreme Court. On December 1, 2003, the United States Supreme Court denied the Company’s Petition for Writ of Certiorari.

      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, the Company filed a demurrer to the First Amended Complaint. Oral argument on the Company’s demurrer was heard on November 7, 2003, at which time the court sustained the Company’s demurrer without leave to amend as to two causes of action and denied the Company’s demurrer as to the remaining ten causes of action. On December 8, 2003, the court set a trial date to commence on April 28, 2004.

      On May 19, 2003, the Company was informed by the Federal Trade Commission’s Bureau of Competition (FTC) that the FTC was conducting a non-public investigation to determine whether the Company, Syntex or any other person is engaging in unfair competition by monopolizing or attempting to monopolize the market for ketorolac tromethamine ophthalmic solution by preventing or slowing generic competition to Acular®, or by otherwise restraining competition to Acular®. On February 9, 2004, the FTC informed the Company that it had closed the investigation.

      On July 1, 2003, a complaint entitled “Apotex, Inc., Apotex Corp. and Novex Pharma Inc. v. Roche Palo Alto, LLC and Allergan, Inc.” was filed in the United States District Court for the Northern District of California. The complaint contains, among other things, allegations against the Company of monopolization, conspiracy to monopolize and unfair competition relating to our ketorolac ophthalmic solutions in the United States marketplace. The Company was served with the complaint on July 17, 2003. On January 7, 2004, Apotex, Inc., Apotex Corp. and Novex Pharma Inc. filed a Notice of Dismissal without Prejudice with the court, thereby dismissing the action.

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

Note 14:     Guarantees

      The Company’s Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the term of these indemnification provisions generally survives the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

Note 15:     Business Segment Information

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

      Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 70.4%, 70.6% and 67.0% of total Company consolidated product net sales in 2003, 2002 and 2001, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2003, 2002 and 2001 were 14.0%, 14.8% and 15.1%, respectively, of total Company consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2003, 2002 and 2001 were 14.2%, 13.3% and 13.4%, respectively, of total Company consolidated product net sales. No other country or single customer generates over 10% of total Company consolidated product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

      Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $574 million, $381 million and $355 million as of December 31, 2003, 2002 and 2001, respectively.

Net Sales by Product Line

	2003	2002	2001

	(in millions)
Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$999.5	$827.3	$753.7
Botox®/ Neuromodulators	563.9	439.7	309.5
Skin Care	109.3	90.2	78.9

	1,672.7	1,357.2	1,142.1
Other	82.7	27.8	—

Net sales	$1,755.4	$1,385.0	$1,142.1

Geographic Information

	Net Sales

	2003	2002	2001

	(in millions)
United States	$1,157.7	$949.1	$760.8
Europe	272.5	202.8	183.0
Latin America	89.0	78.7	102.4
Asia Pacific	99.7	79.5	55.1
Other	59.2	45.5	35.9

	1,678.1	1,355.6	1,137.2
Manufacturing operations	77.3	29.4	4.9

Net sales	$1,755.4	$1,385.0	$1,142.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(in millions)
United States	$95.8	$71.8	$51.9	$26.4	$17.9	$21.1	$17.5	$22.1	$23.6
Europe	34.8	28.8	24.4	3.6	2.8	3.3	1.8	6.2	6.6
Latin America	32.8	26.5	25.2	2.7	4.1	4.8	1.5	2.6	2.8
Asia Pacific	5.5	13.8	11.4	1.6	1.1	1.3	0.5	0.3	0.3
Other	0.9	0.4	0.3	—	0.4	0.5	0.5	0.1	0.1

	169.8	141.3	113.2	34.3	26.3	31.0	21.8	31.3	33.4
Manufacturing operations	313.1	299.6	265.6	17.0	13.2	15.5	34.4	12.3	13.1
General corporate	343.8	165.5	175.1	8.3	5.5	6.5	53.4	35.2	37.6

Total	$826.7	$606.4	$553.9	$59.6	$45.0	$53.0	$109.6	$78.8	$84.1

      The increase in general corporate long-lived assets at December 31, 2003 compared to December 31, 2002 primarily relates to an increase in deferred tax assets, property plant and equipment, intangibles and other non-current assets.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:     Earnings Per Share

      The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2003	2002	2001

	(in millions, except per share amounts)
Basic earning (loss):
Earnings (loss) from continuing operations	$(52.5)	$64.0	$171.2
Earnings from discontinued operations	—	11.2	54.9
Cumulative effect of change in accounting principle	—	—	(1.2)

Basic net earnings (loss)	$(52.5)	$75.2	$224.9

Diluted earning (loss):
Earnings (loss) from continuing operations	$(52.5)	$64.0	$171.2
Net interest expense from convertible notes, net of tax	—	—	6.8

	(52.5)	64.0	178.0
Earnings from discontinued operations	—	11.2	54.9
Cumulative effect of change in accounting principle	—	—	(1.2)

Diluted net earnings	$(52.5)	$75.2	$231.7

Weighted average number of shares issued	130.2	129.6	131.8
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	—	1.5	2.2
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	4.0

Diluted shares	130.2	131.1	138.0

Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.49	$1.30
Discontinued operations	—	0.09	0.42
Cumulative change in accounting principle	—	—	(0.01)

Net basic earnings (loss) per share	$(0.40)	$0.58	$1.71

Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.49	$1.29
Discontinued operations	—	0.08	0.40
Cumulative change in accounting principle	—	—	(0.01)

Net diluted earnings (loss) per share	$0.40	$0.57	$1.68

      Stock options outstanding at December 31, 2003 to purchase 11.9 million shares of common stock at exercise prices ranging from $10.14 to $127.51 were not included in the computation of diluted earnings per share because the Company incurred a loss from operations and hence, the impact would be antidilutive. At December 31, 2002 and 2001, options to purchase 6.3 million shares of common stock at exercise prices ranging from $62.25 to $127.51 and options to purchase 4.4 million shares of common stock at exercise prices ranging from $74.11 to $127.51, respectively, were outstanding but were not included in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001 because the options’ exercise prices were greater than the average market price of common shares during these periods and, therefore, the effect would be antidilutive.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of approximately 7.3 million common shares related to the assumed conversion of the $641.5 million senior convertible notes issued November 2002, has been excluded from the calculation of diluted earnings per share for the years ended December 31, 2003 and 2002 because none of the conditions that would permit conversion had been satisfied during the periods. For the year ended December 31, 2001 the effect of approximately 4.0 million common shares related to convertible subordinated notes were dilutive and included in the computation of diluted earnings per share. (See Note 8, Convertible Notes.)

Note 17:     Comprehensive Income (Loss)

      The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2003			2002			2001

	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount

	(in millions)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	$17.4	—	$17.4	$(17.6)	—	$(17.6)	$(2.5)	—	$(2.5)
Minimum pension liability adjustment	(1.2)	$0.4	(0.8)	6.8	$(0.9)	5.9	(8.9)	$1.7	(7.2)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	2.6	(0.7)	1.9	(0.1)	—	(0.1)	—	—	—
Less: reclassification adjustment for losses realized in net earnings	—	—	—	—	—	—	(1.7)	0.6	(1.1)

Net unrealized gains (losses) on investments	2.6	(0.7)	1.9	(0.1)	—	(0.1)	(1.7)	0.6	(1.1)

Other comprehensive loss	$18.8	$(0.3)	18.5	$(10.9)	$(0.9)	(11.8)	$(13.1)	$2.3	(10.8)

Net earnings (loss)			(52.5)			75.2			224.9

Total comprehensive income (loss)			$(34.0)			$63.4			$214.1

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Allergan, Inc.:

      We have audited the accompanying consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allergan, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 and its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Costa Mesa, California

February 6, 2004

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

      Management is responsible for maintaining a system of internal control and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Ethics adopted by the Board of Directors, applicable to all employees of the Company and its subsidiaries. Management believes that the Company’s system of internal control provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability for assets. Management does not expect, however, that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

      The independent auditors, KPMG LLP, were recommended by the Audit and Finance Committee of the Board of Directors and selected by the Board of Directors. KPMG LLP was engaged to audit the 2003, 2002 and 2001 consolidated financial statements of Allergan, Inc. and its subsidiaries and conducted such tests and related procedures as deemed necessary in conformity with auditing standards generally accepted in the United States of America. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is presented on Page F-44 of this report.

February 6, 2004

DAVID E.I. PYOTT

Chairman of the Board, President
     and Chief Executive Officer

ERIC K. BRANDT

Executive Vice President, Finance,
     Strategy and Corporate Development
     (Principal Financial Officer)

JAMES F. BARLOW

Vice President, Corporate Controller
     and Principal Accounting Officer

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions, except per share data)
2003(a)
Product net sales	$391.2	$441.5	$443.3	$479.4	$1,755.4
Product gross margin	322.8	361.4	360.5	390.4	1,435.1
Research service revenues	9.8	6.2	—	—	16.0
Research services margin	0.9	0.6	—	—	1.5
Operating income (loss)	97.8	(178.0)	109.0	(48.9)	(20.1)
Earnings (loss) from continuing operations before income taxes and minority interest(c)	97.9	(180.9)	106.4	(52.9)	(29.5)
Net earnings (loss)	70.2	(107.9)	76.0	(90.8)	(52.5)
Basic earnings (loss) per share	0.54	(0.83)	0.58	(0.70)	(0.40)
Diluted earnings (loss) per share	0.53	(0.83)	0.57	(0.70)	(0.40)

2002(b)
Product net sales	$318.2	$338.0	$350.6	$378.2	$1,385.0
Product gross margin	273.3	291.7	289.9	308.4	1,163.3
Research service revenues	9.5	8.7	9.4	12.7	40.3
Research services margin	0.9	0.8	0.8	1.2	3.7
Operating income (loss)	59.1	—	(35.9)	100.1	123.3
Earnings (loss) from continuing operations before income taxes and minority interest(d)	54.1	(3.2)	(50.5)	89.4	89.8
Earnings (loss) from continuing operations	39.1	(2.7)	(36.8)	64.4	64.0
Earnings from discontinued operations	4.7	6.5	—	—	11.2
Net earnings (loss)	43.8	3.8	(36.8)	64.4	75.2
Basic earnings (loss) per share:
Continuing operations	0.30	(0.02)	(0.28)	0.50	0.49
Discontinued operations	0.04	0.05	—	—	0.09
Net basic earnings (loss) per share	0.34	0.03	(0.28)	0.50	0.58
Diluted earnings (loss) per share:
Continuing operations	0.30	(0.02)	(0.28)	0.49	0.49
Discontinued operations	0.03	0.05	—	—	0.08
Net diluted earnings (loss) per share	0.33	0.03	(0.28)	0.49	0.57

(a)	Fiscal quarters in 2003 ended on March 28, June 27, September 26 and December 31.

(b)	Fiscal quarters in 2002 ended on March 29, June 28, September 27 and December 31.

(c)	Includes 2003 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
In process research and development	$—	$278.8	$—	$179.2	$458.0
Early extinguishment of debt	—	—	—	0.9	0.9
Restructuring charge (reversal) and asset write-offs, net	—	—	—	(0.4)	(0.4)

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(d)	Includes 2002 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
Restructuring charge (reversal) and asset write-offs, net	$13.2	$51.8	$0.8	$(2.3)	$63.5
Duplicate operating expenses	7.1	30.2	3.8	1.4	42.5
Legal settlement	—	—	118.7	—	118.7
Loss on investments	8.0	—	22.2	—	30.2
Early extinguishment of debt	—	—	—	11.7	11.7
Gain on sale of facility	—	—	(5.7)	—	(5.7)

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

	Balance at			Balance
Allowance for Doubtful Accounts	Beginning			at End
Deducted From Trade Receivables	of Year	Additions(a)	Deductions(b)	of Year

	(in millions)
2003	$4.8	$1.0	$(0.5)	$5.3
2002	2.8	3.5	(1.5)	4.8
2001	1.3	1.5	—	2.8

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.6	Third Amendment to Allergan, Inc. Bylaws
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Indenture, dated as of November 6, 2002, between Allergan, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement 333-102425)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement 333-102425)
4.10	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*

Exhibit
Number	Description

10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-94155, filed January 6, 2000)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.7	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.8	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.9	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003)
10.10	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.11	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.13	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.14	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.15	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.16	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.17	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.18	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.19	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.20	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.21	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.22	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.23	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.24	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

Exhibit
Number	Description

10.25	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.26	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.27	Allergan, Inc. 2004 Management Bonus Plan*
10.28	Allergan, Inc. Executive Deferred Compensation Plan amended and restated, effective January 1, 2003 (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.29	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003)*
10.30	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.31	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch
& Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.32	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.33	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.34	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.35	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.36	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.37	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.38	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.39	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.40	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit
Number	Description

10.41	LLC Interest Assignment Agreement dated as of March 16, 2003 among Farallon Pharma Investors, LLC, Bardeen Sciences Company, LLC and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2003)
10.42	Agreement and Plan of Merger by and among Allergan, Inc., Wilson Acquisition, Inc. and Oculex Pharmaceuticals, Inc. dated as of October 13, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2003)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219 and 333-102425
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.