Form 10-Q
period 2004-03-26
ALLERGAN INC
filed 2004-04-30
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 1-10269

ALLERGAN, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-1622442
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2525 DUPONT DRIVE, IRVINE, CALIFORNIA	92612
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 23, 2004 there were 134,254,772 shares of common stock outstanding (including 2,905,393 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months
	ended
	March 26,	March 28,
	2004	2003
Product sales
Net sales	$472.4	$391.2
Cost of sales	87.6	68.4

Product gross margin	384.8	322.8

Research services
Research service revenues	—	9.8
Cost of research services	—	8.9

Research services margin	—	0.9

Operating costs and expenses
Selling, general and administrative	180.6	170.0
Research and development	86.1	55.9

Operating income	118.1	97.8

Non-operating income (expense)
Interest income	2.0	4.1
Interest expense	(3.7)	(3.7)
Unrealized loss on derivative instruments, net	(0.1)	(0.8)
Loss on investments	—	(0.3)
Other, net	(0.1)	0.8

	(1.9)	0.1

Earnings before income taxes and minority interest	116.2	97.9
Provision for income taxes	35.1	27.4
Minority interest	0.3	0.3

Net earnings	$80.8	$70.2

Earnings per share:
Basic	$0.62	$0.54

Diluted	$0.61	$0.53

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 26,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$568.3	$507.6
Trade receivables, net	280.2	220.1
Inventories	82.9	76.3
Other current assets	123.4	124.2

Total current assets	1,054.8	928.2
Investments and other assets	217.6	210.9
Deferred tax assets	118.6	118.6
Property, plant and equipment, net	424.6	422.5
Goodwill	8.3	8.4
Intangibles, net	64.3	66.3

Total assets	$1,888.2	$1,754.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$28.5	$24.4
Accounts payable	79.9	87.2
Accrued expenses	224.8	225.3
Income taxes	42.4	46.5

Total current liabilities	375.6	383.4
Long-term debt	55.9	66.0
Long-term convertible notes, net of discount	508.8	507.3
Other liabilities	91.8	77.1

Commitments and contingencies

Minority interest	2.9	2.5

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	375.3	360.5
Accumulated other comprehensive loss	(56.3)	(54.9)
Retained earnings	738.5	695.7

	1,058.8	1,002.6
Less treasury stock, at cost (2,954,000 and 4,112,000 shares)	(205.6)	(284.0)

Total stockholders’ equity	853.2	718.6

Total liabilities and stockholders’ equity	$1,888.2	$1,754.9

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three months
	ended
	March 26,	March 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$80.8	$70.2
Non-cash items included in earnings:
Depreciation and amortization	16.7	12.9
Amortization of original issue discount	1.8	1.8
Deferred income taxes	—	0.1
Loss on investments and assets	0.6	0.4
Unrealized loss on derivative instruments	0.1	0.8
Expense of compensation plans	3.2	2.5
Minority interest	0.3	0.3
Changes in assets and liabilities:
Trade receivables	(61.5)	5.9
Inventories	(6.6)	(7.9)
Other current assets	(0.4)	10.4
Accounts payable	(7.2)	(5.0)
Accrued expenses and other liabilities	16.3	3.0
Income taxes	10.2	25.2
Other non-current assets	(6.4)	(2.4)

Net cash provided by operating activities	47.9	118.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15.1)	(17.0)
Other, net	(3.0)	(2.4)

Net cash used in investing activities	(18.1)	(19.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(11.8)	(11.7)
Net repayments under commercial paper obligations	(10.4)	—
Net borrowings of notes payable	4.0	2.8
Sale of stock to employees	49.8	12.3
Payments to acquire treasury stock	(1.7)	—

Net cash provided by financing activities	29.9	3.4

Effect of exchange rate changes on cash and equivalents	1.0	2.1

Net increase in cash and equivalents	60.7	104.3

Cash and equivalents at beginning of period	507.6	774.0

Cash and equivalents at end of period	$568.3	$878.3

Supplemental disclosure of cash flow information
Cash paid for the three months ended:
Interest (net of amount capitalized)	$1.3	$1.8

Income taxes, net of refunds	$26.5	$1.6

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003. The Company prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 26, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plans are measured at market price at the date of contribution. Restricted stock awards are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the contributions of common stock to the Company’s savings and investment plans and the restricted stock awards under both the incentive compensation plan and the non-employee director equity incentive plan. Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value of awards granted, the Company’s net earnings would have been reduced to the following pro forma amounts:

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 26,	March 28,
(in millions, except per share data)	2004	2003
Net earnings, as reported	$80.8	$70.2
Add stock-based compensation expense included in reported net earnings, net of tax	2.0	1.7
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.9)	(10.5)

Pro forma net earnings	$71.9	$61.4

Earnings per share:
As reported basic	$0.62	$0.54
As reported diluted	$0.61	$0.53
Pro forma basic	$0.55	$0.47
Pro forma diluted	$0.54	$0.47

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

2.       Accounting Standards

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As required by SFAS No. 132 Revised, the Company provided the additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of its U.S. pension plans and other postretirement benefit plan for its fiscal year ended December 31, 2003, and elected early adoption and implemented the provisions regarding the disclosure information for its foreign pension plans for its fiscal year ended December 31, 2003. The Company does not expect to provide disclosure information regarding estimated future benefit payments until its fiscal year ending December 31, 2004.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it was reasonably possible that a company had a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements became effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, applied to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in a company’s interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46 Revised). Under the new guidance of FIN 46 Revised, clarification regarding the identification of variable interest entities is provided as well as how an enterprise should assess its interest in such a variable interest entity to determine whether it is to be consolidated. The Company adopted the provisions of FIN 46 Revised in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.       Intangibles and Goodwill

          At March 26, 2004 and December 31, 2003, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	March 26, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
(in millions)	Amount	Amortization	(in years)	Amount	Amortization	(in years)
Amortizable Intangible Assets:	$35.8	$(6.1)	8.2	$35.8	$(4.8)	8.2
Licensing	3.5	(1.6)	15.0	3.5	(1.6)	15.0
Trademarks	29.6	(0.6)	15.0	29.6	(0.2)	15.0
Core Technology	3.7	(0.9)	4.7	3.7	(0.6)	4.7
Other
	72.6	(9.2)	11.1	72.6	(7.2)	11.1

Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.5	$(9.2)		$73.5	$(7.2)

Licensing assets consist primarily of capitalized payments related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex Pharmaceuticals, Inc. in 2003.

Aggregate amortization expense for amortizable intangible assets for the quarters ended March 26, 2004 and March 28, 2003 was $2.0 million and $0.2 million, respectively.

Estimated amortization expense is $8.2 million for 2004 and 2005, $7.9 million for 2006, $6.8 million for 2007, $4.9 million for 2008 and $4.3 million for 2009.

Goodwill

	March 26,	December 31,
(in millions)	2004	2003
United States	$4.6	$4.6
Latin America	2.9	3.0
Europe and other	0.8	0.8

	$8.3	$8.4

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

There was no activity related to goodwill during the quarter ended March 26, 2004. The changes in goodwill balances are the result of foreign currency translation.

4.       Inventories

           Components of inventories were as follows:

	March 26,	December 31,
(in millions)	2004	2003
Finished goods	$46.2	$38.3
Work in process	16.5	22.3
Raw materials	20.2	15.7

	$82.9	$76.3

5.       Income Taxes

          Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that the Company believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made. Valuation allowances against the Company’s deferred tax assets were $62.6 million at both March 26, 2004 and December 31, 2003. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management. The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings permanently in such operations. At December 31, 2003, the Company had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability. The Company updates annually its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled by statute expiration through the year 1999. The Company and its consolidated domestic subsidiaries are currently under examination for years 2000 through 2002. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

6.       Employee Retirement and Other Benefit Plans

          The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management employees and officers and one retiree health plan that covers United States retirees and dependents.

Components of net periodic benefit cost for the three month periods ended March 26, 2004 and March 28, 2003 were as follows:

			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	2004	2003	2004	2003
Service cost	$3.6	$2.9	$0.6	$0.2
Interest cost	5.0	4.6	0.3	0.3
Expected return on plan assets	(6.0)	(5.6)	—	—
Amortization of prior service cost	—	—	(0.1)	—
Recognized net actuarial loss	1.4	0.7	—	—

Net periodic benefit cost	$4.0	$2.6	$0.8	$0.5

In 2004, the Company expects to make contributions of between $13.6 million and $15.6 million for its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for its other postretirement plan.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The Act) expands Medicare coverage, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored prescription drug program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Financial Accounting Standards Board Position 106-1 (FASB Staff Position 106-1) allows the Company to begin recognizing any potential impact of The Act in the Company’s first quarter 2004 consolidated financial statements or to defer recognizing any potential impact until more definitive accounting guidance is provided. The Company has chosen to defer the implementation of FASB Staff Position 106-1 until more definitive accounting guidance is provided.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company will most likely amend its retiree health program to coordinate with the government-sponsored Medicare prescription drug program or to receive the direct subsidy from the government. As a result, the Company anticipates that its retiree health plan obligations and related costs may decrease once those amendments are adopted or the government subsidies are considered.

7.       Litigation

          The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standard No. 5 Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. SFAS No. 5 also requires that a contingent liability be disclosed if there is at least a reasonable possibility that a material loss may have been incurred.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of the Company, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in the Company’s favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The Company has also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. The Company was served with the complaint on February 25, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, the Company filed a demurrer to the First Amended

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Complaint. Oral argument on the Company’s demurrer was heard on November 7, 2003, at which time the court sustained the Company’s demurrer without leave to amend as to two causes of action and denied the Company’s demurrer as to the remaining ten causes of action. On December 8, 2003, the court set a trial date of April 28, 2004. Oral argument on the Company’s Motion for Summary Judgment, or in the Alternative Summary Adjudication, was heard on January 14, 2004. On February 4, 2004, the court entered an order denying both Motions. On April 8, 2004, the court vacated the April 28, 2004 trial date and scheduled a trial readiness conference for May 10, 2004.

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

8.       Guarantees

          The Company’s Restated Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and certain officers pursuant to which the Company has agreed to indemnify such directors and officers against any payments they are required to make as a result of a claim brought against such officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or officer that resulted in such director or officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or officer’s

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9.       Earnings Per Share

          The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 26,	March 28,
(in millions, except per share amounts)	2004	2003
Basic earnings	$80.8	$70.2

Diluted earnings:
Net earnings	$80.8	$70.2
Interest expense from convertible subordinated notes, net of tax	—	0.2

Diluted net earnings	$80.8	$70.4

Weighted average number of shares issued	130.8	129.7
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	2.2	1.7
Dilutive effect of assumed conversion of convertible subordinated notes outstanding	—	0.4

Diluted shares	133.0	131.8

Earnings per share:
Basic	$0.62	$0.54

Diluted	$0.61	$0.53

At March 26, 2004 and March 28, 2003, stock options outstanding to purchase 2.0 million shares of common stock at exercise prices ranging from $88.55 to $127.51 and stock options to purchase 6.2 million shares of common stock at exercise prices ranging from $64.79 to $127.51, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three months ended March 26, 2004 and March 28, 2003 because the options’ exercise prices were greater than the average market price of common shares during those periods and, therefore, the effect would be antidilutive.

The effect of approximately 7.3 million common shares related to the assumed conversion of the $641.5 million senior convertible notes due 2022 has been excluded from the calculation of diluted earnings per share for the three months ended March 26, 2004 and March 28, 2003, respectively, because none of the conditions that would permit conversion had been satisfied during those periods. For the three month period ended March 28, 2003, the effect of approximately 0.4 million common shares related to the assumed conversion of the zero coupon convertible subordinated notes due 2020 were dilutive and included in the computation of diluted earnings per share.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10.       Comprehensive Income

          The following table summarizes components of comprehensive income for the three month periods ended:

(in millions)	March 26, 2004			March 28, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(1.5)	$—	$(1.5)	$1.9	$—	$1.9

Unrealized holding gains/(losses) arising during period	0.2	(0.1)	0.1	0.5	(0.1)	0.4

Other comprehensive earnings (loss)	$(1.3)	$(0.1)	(1.4)	$2.4	$(0.1)	2.3

Net earnings			80.8			70.2

Total comprehensive income			$79.4			$72.5

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 70.5% and 72.8% of total Company consolidated product net sales for the three month periods ended March 26, 2004 and March 28, 2003, respectively.

Sales to Cardinal Healthcare for the three month periods ended March 26, 2004 and March 28, 2003 were 16.7% and 13.7%, respectively, of total Company consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 26, 2004 and March 28, 2003 were 14.0% and 13.2%, respectively, of total Company consolidated product net sales.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

No other single customer or country generates over 10% of total Company consolidated product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to Advanced Medical Optics, Inc. (AMO) pursuant to a manufacturing and supply agreement entered into as part of the Company’s spin-off of AMO in 2002. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Net Sales by Product Line
(in millions)	March 26,	March 28,
	2004	2003
Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$272.1	$221.0
Botox®/Neuromodulators	150.7	123.1
Skin Care	24.7	25.9

	447.5	370.0
Other	24.9	21.2

Net sales	$472.4	$391.2

Geographic Information Net Sales (in millions)
	March 26,	March 28,
	2004	2003
United States	$309.8	$264.7
Europe	73.2	56.3
Latin America	21.7	15.6
Asia Pacific	28.7	21.0
Other	15.9	13.6

	449.3	371.2
Manufacturing operations	23.1	20.0

Net sales	$472.4	$391.2

Long-Lived Assets
(in millions)	March 26,	December 31,
	2004	2003
United States	$165.8	$168.5
Europe	34.3	34.8
Latin America	32.6	32.8
Asia Pacific	5.4	5.5
Other	0.8	0.9

	238.9	242.5
Manufacturing operations	239.6	240.4
General corporate	354.9	343.8

Total	$833.4	$826.7

ALLERGAN, INC.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004

This financial review presents our operating results for the three month periods ended March 26, 2004 and March 28, 2003, and our financial condition at March 26, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 26, 2004.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts at March 26, 2004 and December 31, 2003 were $2.2 million and $1.2 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at March 26, 2004 and December 31, 2003 were $6.2 million and $6.3 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

subject to such rebates and incentive programs. The amounts accrued for sales rebates and other incentive programs at March 26, 2004 and December 31, 2003 were $59.3 million and $49.5 million, respectively. The increase in the amount accrued for sales rebates and other incentive programs at March 26, 2004 compared to December 31, 2003 is primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, subject to such rebates and incentive programs.

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

Our assumption for the expected long-term rate of return on assets in our U.S. pension plan to determine the net periodic benefit cost for 2004 is 8.25%, which is the same as our 2003 expected rate of return. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the return on assets assumption would increase our expected 2004 U.S. pre-tax pension benefit cost by approximately $0.6 million.

The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2003 is 6.10%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2004 U.S. pre-tax pension benefit costs by approximately $1.4 million and increase our U.S. pension plans’

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

projected benefit obligations at December 31, 2003 by approximately $11 million.

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of R&D tax credits and changes in or interpretations of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against our deferred tax assets were $62.6 million at both March 26, 2004 and December 31, 2003. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have reinvested or expect to reinvest these earnings permanently in such operations. At December 31, 2003, we had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability. We update annually our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Purchase Price Allocation

The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

During 2003, we acquired Oculex Pharmaceuticals, Inc. (“Oculex”) and Bardeen Sciences Company, LLC (“Bardeen”) for aggregate purchase prices of approximately $223.8 million and $264.6 million, respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Oculex was determined to be a business combination, while Bardeen was considered to be an asset acquisition and not a business combination.

We determined that the assets acquired from Oculex and Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and research and development personnel, our review of long-range product plans and our review of a valuation report prepared by an independent valuation specialist. The valuation specialist’s report reached a conclusion with regard to the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. In connection with the Oculex acquisition, we determined that the assets acquired also included a proprietary technology drug delivery platform that was separately valued and capitalized as core technology. We reached this conclusion based on our determination that the acquired technology had alternative future uses in its current state. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,000 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS

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

The following table compares net sales by product line and certain selected products for the three month periods ended March 26, 2004 and March 28, 2003:

	Three months ended		Change in Net Sales			Percent Change in Net Sales
	March 26,	March 28,
(in millions)	2004	2003	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$272.1	$221.0	$51.1	$40.4	$10.7	23.1%	18.3%	4.8%
Botox/Neuromodulator	150.7	123.1	27.6	22.1	5.5	22.4%	18.0%	4.4%
Skin Care	24.7	25.9	(1.2)	(1.2)	—	(4.6)%	(4.6)%	—

Total	447.5	370.0	77.5	61.3	16.2	20.9%	16.6%	4.3%

Other*	24.9	21.2	3.7	3.6	0.1	17.5%	17.0%	0.5%

Total net sales	$472.4	$391.2	$81.2	$64.9	$16.3	20.8%	16.6%	4.2%

Domestic	70.5%	72.8%

International	29.5%	27.2%

Selected Product Sales:

Alphagan P and Alphagan	$69.3	$77.3	$(8.0)	$(10.4)	$2.4	(10.3)%	(13.5)%	3.2%

Lumigan	53.5	38.0	15.5	13.5	2.0	40.8%	35.5%	5.3%

Other Glaucoma	4.9	5.4	(0.5)	(0.9)	0.4	(9.3)%	(16.7)%	7.4%

Restasis	21.3	—	21.3	21.3	—	n/a	n/a	n/a

Tazorac, Zorac and Avage	18.0	19.7	(1.7)	(1.7)	—	(8.6)%	(8.6)%	—

*  Other sales primarily consist of sales to Advanced Medical Optics pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics in 2002.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

The $16.3 million impact of foreign currency changes for the three month period ended March 26, 2004 was primarily the result of the strength of the Euro, Japanese yen, Australian dollar, Brazilian real and Canadian dollar versus the U.S. dollar.

The $81.2 million increase in net sales in the first quarter of 2004 compared to the first quarter of 2003 was primarily the result of increases in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a small decline in sales of skin care products. Eye care pharmaceutical sales increased in the first quarter of 2004 compared to the first quarter of 2003 primarily because of strong growth in sales of our glaucoma drug Lumigan®, new product sales of $21.3 million generated from the second quarter 2003 initial launch of Restasis®, growth in sales of eye drop products, primarily Refresh®, and an increase in sales from Zymar™, a newer anti-infective and the first fourth-generation fluoroquinilone to enter the U.S. market. This increase in sales was partially offset by a decrease in sales, principally in the U.S., of our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, and a decrease in sales of Ocuflox®, an older anti-infective. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the U.S., anywhere from zero to nine percent effective January 10, 2004. We increased the published U.S. list price for Alphagan® P by nine percent, Lumigan® by five percent, and we left the price of Restasis® unchanged as of the same effective date. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales.

In future periods, we expect sales of Ocuflox® to continue to decline as sales of Zymar™ continue to increase and as we lose patent protection for Ocuflox® in the United States and face possible generic competition for Ocuflox® beginning in mid-2004. The decline in our Alphagan® franchise sales in the first quarter of 2004 compared to the first quarter in 2003 was primarily due to market share erosion from generic Alphagan® competition, a general decline in U.S. wholesaler demand for Alphagan® P and an increase in the ratio of Alphagan® P sales subject to Medicaid rebates. We continue to believe the introduction of generic formulations of the first generation of Alphagan®, the first of which was approved by the FDA in the second quarter of 2003 followed by a second generic formulation being approved in the third quarter of 2003, will have a negative impact on future net sales for our Alphagan® franchise.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

Botox® sales increased in the first quarter of 2004 compared to the first quarter of 2003 as a result of strong growth in both the United States and international markets. Botox® sales growth benefited from the February 2003 approval in France of Vistabel®, the European trade name for Botox® Cosmetic, for the treatment of glabellar lines. We launched sales of Vistabel® during March 2003. Effective December 22, 2003, we increased the published price for Botox® and Botox® Cosmetic in the U.S. by approximately seven percent, which we believe had a corresponding positive effect on our U.S. sales growth in 2004. We believe our worldwide market share is over 85% for neuromodulators, including Botox®.

Skin care sales decreased slightly in the first quarter of 2004 compared to the first quarter of 2003 primarily due to lower sales of Avage™, which we launched in the U.S. in the first quarter of 2003. This decrease was partially offset by an increase in sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne. We increased the published U.S. list price for Tazorac® by nine percent effective January 10, 2004.

The decrease in the percentage of U.S. sales as a percentage of total product net sales for the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to an increase in international eye care pharmaceutical sales and Botox® sales, principally in Europe, as a percentage of total product net sales.

Our gross margin percentage for the first quarter of 2004 was 81.5% of net sales, which represents a 1.0 percentage point decrease from the 82.5% rate for the first quarter of 2003. Our gross margin percentage decreased in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of a decrease in gross margin percentage for eye care pharmaceuticals, the Botox® product line and skin care products and by a shift in the mix of pharmaceutical product sales, partially offset by an increase in gross margin percentage for contract manufacturing sales to Advanced Medical Optics. Eye care pharmaceutical sales, which generally have a lower gross margin percentage than our other pharmaceutical product lines, represented a greater percentage of first quarter 2004 sales compared to the first quarter of 2003. The gross margin percentage for eye care pharmaceuticals declined in the first quarter of 2004 compared to the first quarter of 2003 due to an increase in the mix of international sales, a higher ratio of U.S. sales subject to Medicaid rebates and other incentive programs and an increase in sales of products with higher royalty rates payable to third parties. The gross margin percentage for our Botox® product line experienced a small decline in the first quarter of 2004 compared to the same period in 2003 due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for contract manufacturing sales to Advanced Medical Optics improved due to certain annual contractual manufacturing cost recoveries and an increase in U.S. dollar denominated pricing allowed under the agreement at the beginning of our 2004 fiscal year. Gross margin in dollars increased in the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

first quarter of 2004 compared to the first quarter of 2003 by $62.0 million, or 19.2%, as a result of the 20.8% increase in net sales, partially offset by the 1.0 percentage point decrease in gross margin percentage.

We have historically recognized research service revenues and costs associated with various contract research and developmental arrangements. Research service revenues and costs have declined in 2004 compared to 2003 as a result of our 2003 acquisition of Bardeen Sciences Company, LLC. Prior to the Bardeen acquisition, we performed research and development services on compounds owned by Bardeen pursuant to a research and development services agreement between us and Bardeen. Since May 16, 2003, we have not been a party to any contract research and development arrangements similar to those previously reported.

Selling, general and administrative (SG&A) expenses were $180.6 million, or 38.2% of net sales, in the first quarter of 2004 compared to $170.0 million, or 43.5%, of net sales in the first quarter of 2003. The increase in SG&A dollars was a result of higher selling and marketing expenses supporting the increase in consolidated sales, especially for Lumigan®, Restasis® and Botox® sales in the United States and Lumigan®, Alphagan® and Botox® sales in Europe, and higher general and administrative expenses, primarily corporate insurance, Sarbanes-Oxley Section 404 compliance, information services and legal costs. These increases were partially offset by a decrease in promotion expenses in the first quarter of 2004 due to the non-recurrence of costs associated with the product launches in the first quarter of 2003 of Vistabel®, Restasis®, Zymar™ and Avage™, and a favorable settlement of a patent dispute covering use of botulinum toxin type B for cervical dystonia amounting to $2.4 million. SG&A expenses were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe, in the first quarter of 2004 compared to the first quarter of 2003. As a percentage of net sales, SG&A expenses declined in the first quarter of 2004 compared to the first quarter of 2003, due primarily to lower promotion, selling and marketing expenses as a percentage of net sales.

Research and development expenses increased in the first quarter of 2004 by $30.2 million, or 54.0%, to $86.1 million, or 18.2% of net sales, compared to $55.9 million, or 14.3% of net sales, for the same period last year. Research and development spending increased in 2004 compared to 2003 primarily as a result of higher rates of investment across all pharmaceutical product lines, especially in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us which were acquired in 2003 in connection with the acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. We currently anticipate that research and development expenses as a percentage of net sales will be approximately 18.0% for the full year 2004.

Operating income in the first quarter of 2004 was $118.1 million compared to $97.8 million for the first quarter of 2003, an increase of 20.8%. The $20.3 million

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

increase in operating income was due primarily to the $62.0 million increase in gross margin, partially offset by the increase in SG&A expenses of $10.6 million and increase in research and development expenses of $30.2 million.

Total net non-operating expenses in the first quarter of 2004 were $1.9 million compared to net non-operating income of $0.1 million in the first quarter of 2003. Interest income in the first quarter of 2004 was $2.0 million, a decrease of $2.1 million compared to interest income of $4.1 million in the same period last year. The decrease in interest income in the first quarter of 2004 was primarily due to lower average cash and equivalent balances earning interest of approximately $293 million and a decline in average interest rates earned on all cash and equivalent balances earning interest of 0.9% in the first quarter of 2004 compared to the same period in 2003. The decrease in average cash and equivalent balances was primarily the result of the use of $469.5 million of cash in 2003 for the acquisitions of Oculex Pharmaceuticals, Inc. and Bardeen Sciences Company, LLC. Interest expense was $3.7 million in both the first quarter of 2004 and the first quarter of 2003. We recorded an unrealized loss on derivative instruments of $0.1 million in the first quarter of 2004 compared to an unrealized loss of $0.8 million in the first quarter of 2003. We record as “Unrealized gains/(losses) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Loss on investments in the first three months of 2004 was zero compared to a loss of $0.3 million in the same period last year. Other, net expenses were $0.1 million in the first quarter of 2004 compared to income of $0.8 million in the first quarter of 2003.

The effective tax rate for the first three months of 2004 was 30.2%, an increase of 2.2 percentage points compared to the effective tax rate of 28.0% for the first quarter of 2003, and an increase of 1.5 percentage points compared to our full year 2003 adjusted effective tax rate of 28.7%, which excludes the impact of in-process research and development charges of $458.0 million and related tax benefits of $100.8 million in 2003. The increase in our estimated effective tax rate in 2004 was primarily due to the expected absence in 2004 of the decrease in the valuation allowance and reserves for tax audit settlements experienced in 2003 and the expected mid-year 2004 expiration of the U.S. research and development tax credit, partially offset by a positive tax rate effect from expected changes in the mix of our earnings in the various tax jurisdictions in which we operate. Our effective tax rate may be subject to fluctuations during the current fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate.

Net earnings in the first quarter of 2004 were $80.8 million compared to $70.2 million for the same period last year. The $10.6 million increase in

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

earnings in the first quarter of 2004 compared to the first quarter of 2003 was primarily the result of the increase in operating income of $20.3 million, partially offset by the increase in total net non-operating expenses of $2.0 million and an increase in the provision for income taxes of $7.7 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the three months ended March 26, 2004 was $47.9 million compared to cash provided of $118.2 million for the three months ended March 28, 2003. The decrease in net cash provided by operating activities of $70.3 million was primarily due to an increase in trade receivables, principally in the U.S., an increase in other non-current assets and other current assets, and an increase in income taxes paid, partially offset by an increase in earnings, including the effect of non-cash items. In the first three months of 2004 and 2003, we made pension contributions of $2.0 million to our U.S. defined benefit pension plan. In 2004, we expect to make contributions of between $13.6 million and $15.6 million for our U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for our other postretirement plan.

At December 31, 2003, we disclosed consolidated unrecognized net actuarial losses of $134.8 million, which were included in our reported prepaid benefit cost. The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001, and decreases in the discount rates used to measure projected benefit obligations that occurred over the past three years. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of approximately $3 million of unrecognized actuarial losses included in pension costs expensed in fiscal year 2003. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

Net cash used in investing activities in the first quarter of 2004 was $18.1 million. Net cash used in investing activities in the first quarter of 2003 was $19.4 million. We invested $15.1 million in new facilities and equipment during the three months ended March 26, 2004 compared to $17.0 million

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

during the same period in 2003. We currently expect to invest between $100 million and $110 million in additional construction costs for expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2004.

Net cash provided by financing activities was $29.9 million in the first quarter of 2004 compared to cash provided of $3.4 million in the first quarter of 2003. Dividends paid to stockholders were $11.8 million in the first quarter of 2004 compared to $11.7 million in the first quarter of 2003. On April 28, 2004, our Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 10, 2004 to stockholders of record on May 12, 2004. Receipts from the sale of stock to employees were $49.8 million in the first three months of 2004 compared to $12.3 million in the same period last year. During the first quarter of 2004, we borrowed $4.0 million in notes payable, compared to borrowings of $2.8 million during the first quarter of 2003, and we repaid $10.4 million under our commercial paper arrangements and repurchased $1.7 million of treasury stock. We did not repurchase any treasury stock in the first quarter of 2003. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of March 26, 2004, we held approximately 3.0 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

As of March 26, 2004, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, and an unused debt shelf registration statement that we may use for a new medium term note program. The committed domestic credit facility allows for borrowings of up to $300 million through 2007. The committed foreign line of credit allows for borrowings of up to approximately $28 million through 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $9.2 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants and had approximately $434.8 million available for dividends at March 26, 2004. As of March 26, 2004, we had no borrowings under our domestic committed credit facility or commercial paper program, $10.8 million in borrowings outstanding under our committed foreign line of credit, $17.7 million outstanding in borrowings

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 26, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

under various foreign bank loans and $55.9 million in borrowings outstanding under the medium term note program.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022 in a private placement with an aggregate principal amount at maturity of $641.5 million. The notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the notes are reduced below specified levels, or we call the notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. Upon conversion, we may choose to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. We currently intend to settle the accreted value of the zero coupon convertible notes due 2022 in cash. As of March 26, 2004, the conversion criteria had not been met.

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

At March 26, 2004, we had approximately $26.8 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at March 26, 2004 and December 31, 2003:

	March 26, 2004
	Maturing in							Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.17%	—	—	—	—	—	1.17%
Commercial Paper	299.1	—	—	—	—	—	299.1	299.1
Weighted Average Interest Rate	0.98%	—	—	—		—	0.98%
Foreign Time Deposits	53.2	—	—	—	—	—	53.2	53.2
Weighted Average Interest Rate	4.27%	—	—	—	—	—	4.27%
Other Cash Equivalents	7.2	—	—	—	—	—	7.2	7.2
Weighted Average Interest Rate	0.99%	—	—	—	—	—	0.99%
Total Cash Equivalents	$509.5	—	—	—	—	—	$509.5	$509.5
Weighted Average Interest Rate	1.38%	—	—	—	—	—	1.38%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	—	$30.9	$533.8	$564.7	$716.3
Weighted Average Interest Rate	—	—	—	—	3.56%	1.54%	1.65%
Other Fixed Rate (non-US$)	$1.7	—	—	—	—	—	1.7	1.7
Weighted Average Interest Rate	12.90%	—	—	—	—	—	12.90%
Other Variable Rate (non-US$)	26.8	—	—	—	—	—	26.8	26.8
Weighted Average Interest Rate	1.84%	—	—	—	—	—	1.84%
Total Debt Obligations	$28.5	—	—	—	$30.9	$533.8	$593.2	$744.8
Weighted Average Interest Rate	2.50%	—	—	—	3.56%	1.54%	1.69%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2003
	Maturing in							Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.18%	—	—	—	—	—	1.18%
Commercial Paper	252.8	—	—	—	—	—	252.8	252.8
Weighted Average Interest Rate	1.07%	—	—	—	—		1.07%
Foreign Time Deposits	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$462.3	—	—	—	—	—	$462.3	$462.3
Weighted Average Interest Rate	1.25%	—	—	—	—	—	1.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	—	$30.6	$532.3	$562.9	$674.7
Weighted Average Interest Rate	—	—	—	—	3.56%	1.54%	1.65%
Other Fixed Rate (non-US$)	$1.9	—	—	—	—	—	1.9	1.9
Weighted Average Interest Rate	11.89%	—	—	—	—	—	11.89%
Variable Rate (US$)	—	—	—	$10.4	—	—	10.4	10.4
Weighted Average Interest Rate	—	—	—	1.05%	—	—	1.05%
Other Variable Rate (non-US$)	22.5	—	—	—	—	—	22.5	22.5
Weighted Average Interest Rate	2.04%	—	—	—	—	—	2.04%
Total Debt Obligations	$24.4	—	—	$10.4	$30.6	$532.3	$597.7	$709.5
Weighted Average Interest Rate	2.81%	—	—	1.05%	3.56%	1.54%	1.69%

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

From time to time, we enter into foreign currency option and foreign currency forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues and challenges. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and foreign currency forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We use foreign currency option contracts to offset foreign currency exposures expected to arise in the normal course of our business and to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 26, 2004 and December 31, 2003. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 26, 2004		December 31, 2003
		Average		Average
		Contract		Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$13.1	1.22	$11.9	1.22
U.K. Pound	—	—	0.5	1.73

	$13.1		$12.4

Estimated fair value	$0.1		$(0.4)

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	March 26, 2004		December 31, 2003
		Average		Average
		Contract		Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$12.7	1.36	$16.4	1.36
Mexican Peso	9.1	11.58	10.5	11.54
Australian Dollar	8.3	0.68	10.9	0.67
Brazilian Real	4.8	3.35	5.8	3.36
Euro	3.6	1.21	3.6	1.21
Japanese Yen	3.2	106.65	3.3	106.65

	$41.7		$50.5

Estimated fair value	$0.7		$1.0

Foreign currency sold call options:
Euro	$0.6	1.21	$5.7	1.18

Estimated fair value	$—		$0.3

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments that express our opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

We operate in a highly competitive business.

The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively develop, test, and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. They may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, customer service and access to technical information. It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally. For instance, we believe that Falcon Pharmaceuticals, a company affiliated with Alcon Laboratories, Inc., will attempt to obtain FDA approval for and launch a brimonidine product to compete with our

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

Alphagan® P product in 2005.

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator marketed by Elan Pharmaceuticals. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia and South America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, a German company is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin currently expected to be launched in Korea during 2004. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Botox® Cosmetic is a consumer product and trends may change.

Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports on the efficacy, safety or side effects of Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted by this and other reasons, thereby causing demand to decline.

Demand for Botox® Cosmetic, like other cosmetic products, may be adversely affected by changing economic conditions to a greater extent than demand for therapeutic products. Generally, the costs of cosmetic products and procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these products or procedures in weak or uncertain economic environments, and demand for Botox® Cosmetic could be adversely affected.

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

We could experience difficulties creating the raw material needed to produce Botox®.

The manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve market acceptance.

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar™ and Botox®, as well as FDA approval of new indications for products such as Botox® and Tazorac®, and the oral formulation of Tazorac®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

•	a determination that the new indication or product candidate is not safe and effective;
•	the FDA may interpret our preclinical and clinical data in different ways than we do;
•	the FDA may not approve our manufacturing processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.

In connection with our acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., we acquired the right to continue researching and developing certain compounds and products, respectively, for commercialization. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

those attributable to our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot assure you that new products or indications will be successfully developed, will receive regulatory approval or will achieve market acceptance. Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed.

If we are unable to obtain and maintain adequate patent protection for the technologies incorporated into our products, our business and results of operations could suffer.

Patent protection is generally important in the pharmaceutical industry. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to those products. Generic drug manufacturers are currently challenging the patents covering several of our products and we expect that they will continue to do so in the future. Our business also relies on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with third parties, including our partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

Interruptions in the supply of raw materials could disrupt our manufacturing and cause our sales and profitability to decline.

We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. If we experience difficulties acquiring sufficient quantities of these materials from our existing suppliers, or if our suppliers are found to be non-compliant with cGMPs, obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

adversely affect our ability to manufacture and supply commercial product, which could cause our sales and profitability to decline.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

In the United States, our products are subject to competition from lower priced versions of our products and competing products from Canada, Mexico, and other countries where there are government price controls or other market dynamics that result in lower prices. Our products that require a prescription in the United States are often available to consumers in these markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current U.S. law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, the current Secretary has created a task force on drug importation, which will conduct a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The results of this study, due at the end of 2004, may affect this or a subsequent Secretary’s ability to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some already have implemented such plans.

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

The importation of foreign products adversely affects our profitability in the United States. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to import products from abroad.

Our business will continue to expose us to risks of environmental liabilities.

Our product development programs and manufacturing processes involve the controlled use of hazardous materials, chemicals and toxic compounds. These programs and processes expose us to risks that an accidental contamination could lead to noncompliance with environmental laws, regulatory enforcement actions and claims for personal injury and property damage. If an accident occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a significant and adverse effect on our business and results of operations.

We may experience losses due to product liability claims, product recalls or corrections.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. Additionally, our products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us.

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most other countries outside the United States.

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

We are subject to risks associated with doing business internationally.

Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	adverse changes in tariff and trade protection measures;
•	unexpected changes in foreign regulatory requirements;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	differing labor regulations;
•	changing economic conditions in countries where our products are sold or manufactured or in other countries;
•	differing local product preferences and product requirements;
•	exchange rate risks;
•	restrictions on the repatriation of funds;
•	political unrest and hostilities;
•	differing degrees of protection for intellectual property; and
•	difficulties in coordinating and managing foreign operations.

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

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In the event we discover that we may be infringing third party patents, licenses from those third parties may not be available or may not be available on commercially attractive terms. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings” and Note 7, “Litigation,” in the notes to the consolidated financial statements listed under Item 1(d) of Part I of this report for information on current patent litigation.

The consolidation of drug wholesalers could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

We sell our pharmaceutical products primarily through wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that wholesaler purchases will not decrease as a result of this potential excess buying.

We may acquire companies in the future and these acquisitions could disrupt our business.

As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations,

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA and other U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the U.S. Drug Enforcement Administration and other authorities, to confirm that we are in compliance with all applicable regulations including the FDA’s cGMP regulations. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with cGMPs and other FDA regulations. We also need to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, typically takes many years and is costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and

Allergan, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. Despite the time and expense exerted, regulatory approval is never guaranteed.

Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, adverse event reporting, labeling, advertising, marketing and promotion. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fails to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and criminal prosecution.

Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical or biologic products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.

ALLERGAN, INC.

ITEM 4.      Controls and Procedures

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Allergan have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Allergan, Inc.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

Litigation

     The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of Allergan, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in our favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. We have also filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. We were served with the complaint on February 25, 2003. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, we filed a demurrer to the First Amended Complaint. Oral argument on our demurrer was heard on November 7, 2003, at which time the court sustained our demurrer without leave to amend as to two causes of action and denied our demurrer as to the remaining ten causes of action. On December 8, 2003, the court set a trial date of April 28, 2004. Oral argument on our Motion for Summary Judgment, or in the Alternative Summary Adjudication, was heard on January 14, 2004. On February 4, 2004, the court entered an order denying both Motions. On April 8, 2004, the court vacated the April 28, 2004 trial date and scheduled a trial readiness conference for May 10, 2004.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is

Allergan, Inc.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings. (Continued)

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

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

     The following table discloses the purchases of our equity securities during the first fiscal quarter of 2004.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
January 1, 2004 to January 31, 2004	0	N/A	0	5,228,671
February 1, 2004 to February 29, 2004	0	N/A	0	6,166,532
March 1, 2004 to March 26, 2004	20,000	$84.7010	20,000	6,246,047
Total	20,000	$84.7010	20,000	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of March 26, 2004, the Company held approximately 3.0 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Allergan, Inc.

PART II – OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

–	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

	10.55	Transition and General Release Agreement, by and between Allergan, Inc. and Lester J. Kaplan.

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

–	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2004	ALLERGAN, INC.

/s/ Eric K. Brandt
Eric K. Brandt Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

INDEX TO EXHIBITS

–	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

	10.55	Transition and General Release Agreement, by and between Allergan, Inc. and Lester J. Kaplan.

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.