Form 10-Q
period 2004-06-25
ALLERGAN INC
filed 2004-07-29
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

As of July 26, 2004 there were 134,254,772 shares of common stock outstanding (including 2,532,702 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 25, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

	Three months		Six months
	ended		ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Product sales
Net sales	$506.2	$441.5	$978.6	$832.7
Cost of sales	96.2	80.1	183.8	148.5

Product gross margin	410.0	361.4	794.8	684.2
Research services
Research service revenues	—	6.2	—	16.0
Cost of research services	—	5.6	—	14.5

Research services margin	—	0.6	—	1.5
Operating costs and expenses
Selling, general and administrative	196.7	185.1	377.3	355.1
Research and development	88.5	355.7	174.6	411.6

Operating income (loss)	124.8	(178.8)	242.9	(81.0)

Non-operating income (expense)
Interest income	2.2	4.0	4.2	8.1
Interest expense	(3.7)	(4.6)	(7.4)	(8.3)
Unrealized gain (loss) on derivative instruments, net	0.3	(0.2)	0.2	(1.0)
Gain (loss) on investments, net	—	0.1	—	(0.2)
Other, net	(1.2)	(1.4)	(1.3)	(0.6)

	(2.4)	(2.1)	(4.3)	(2.0)

Earnings (loss) before income taxes and minority interest	122.4	(180.9)	238.6	(83.0)
Provision (benefit) for income taxes	30.4	(73.4)	65.5	(46.0)
Minority interest expense	0.2	0.4	0.5	0.7

Net earnings (loss)	$91.8	$(107.9)	$172.6	$(37.7)

Earnings (loss) per share:
Basic	$0.70	$(0.83)	$1.32	$(0.29)

Diluted	$0.69	$(0.83)	$1.29	$(0.29)

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	June 25,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$650.6	$507.6
Trade receivables, net	282.3	220.1
Inventories	83.5	76.3
Other current assets	134.7	124.2

Total current assets	1,151.1	928.2
Investments and other assets	218.6	210.9
Deferred tax assets	128.5	118.6
Property, plant and equipment, net	432.8	422.5
Goodwill	8.2	8.4
Intangibles, net	62.0	66.3

Total assets	$2,001.2	$1,754.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$36.3	$24.4
Accounts payable	90.7	87.2
Accrued expenses	222.5	225.3
Income taxes	31.2	46.5

Total current liabilities	380.7	383.4
Long-term debt	56.1	66.0
Long-term convertible notes, net of discount	510.4	507.3
Other liabilities	104.2	77.1
Commitments and contingencies
Minority interest	3.1	2.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	385.1	360.5
Accumulated other comprehensive loss	(59.6)	(54.9)
Retained earnings	803.2	695.7

	1,130.0	1,002.6
Less – treasury stock, at cost (2,516,000 and 4,112,000 shares)	(183.3)	(284.0)

Total stockholders’ equity	946.7	718.6

Total liabilities and stockholders’ equity	$2,001.2	$1,754.9

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six months
	ended
	June 25,	June 27,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$172.6	$(37.7)
Non-cash items included in earnings (loss):
Depreciation and amortization	32.1	26.7
In-process research & development	—	278.8
Amortization of original issue discount	3.6	3.7
Deferred income taxes	(9.9)	(99.8)
Loss on investments and assets	0.8	1.1
Unrealized (gain) loss on derivative instruments	(0.2)	1.0
Expense of compensation plans	5.9	4.8
Minority interest expense	0.5	0.7
Changes in assets and liabilities:
Trade receivables	(64.4)	3.9
Inventories	(8.0)	(3.4)
Other current assets	(10.8)	(1.4)
Accounts payable	3.9	9.0
Accrued expenses and other liabilities	23.0	(0.7)
Income taxes	10.7	(12.5)
Other non-current assets	(8.7)	(12.6)

Net cash provided by operating activities	151.1	161.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(35.9)	(38.9)
Acquisition, net of cash acquired	—	(251.8)
Other, net	(3.7)	(5.0)

Net cash used in investing activities	(39.6)	(295.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(23.7)	(23.4)
Net repayments under commercial paper obligations	(10.4)	—
Net borrowings of notes payable	12.0	5.9
Sale of stock to employees	78.7	30.2
Payments to acquire treasury stock	(28.5)	(17.7)

Net cash provided by (used in) financing activities	28.1	(5.0)

Effect of exchange rate changes on cash and equivalents	3.4	9.0

Net increase (decrease) in cash and equivalents	143.0	(130.1)
Cash and equivalents at beginning of period	507.6	774.0

Cash and equivalents at end of period	$650.6	$643.9

Supplemental disclosure of cash flow information
Cash paid for the six months ended:
Interest (net of capitalization)	$5.3	$15.1

Income taxes, net of refunds	$60.8	$59.2

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six months ended June 25, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plans are measured at market price at the date of contribution. Restricted stock awards are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the contributions of common stock to the Company’s savings and investment plans and the restricted stock awards under both the incentive compensation plan and the non-employee director equity incentive plan. Had compensation expense for the Company’s stock options under the incentive compensation plan and the non-employee director equity incentive plan been recognized based upon the fair value of awards granted, the Company’s net earnings (loss) would have been reduced to the following pro forma amounts:

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
(in millions, except per share amounts)	2004	2003	2004	2003
Net earnings (loss), as reported	$91.8	$(107.9)	$172.6	$(37.7)
Add stock-based compensation expense included in reported net earnings (loss), net of tax	1.7	1.5	4.0	3.2
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.9)	(11.0)	(22.1)	(21.8)

Pro forma net earnings (loss)	$82.6	$(117.4)	$154.5	$(56.3)

Earnings (loss) per share:
As reported basic	$0.70	$(0.83)	$1.32	$(0.29)
As reported diluted	$0.69	$(0.83)	$1.29	$(0.29)
Pro forma basic	$0.63	$(0.90)	$1.18	$(0.43)
Pro forma diluted	$0.62	$(0.90)	$1.16	$(0.43)

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

2.       Recently Adopted Accounting Standards

           In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132 Revised), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 Revised are effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure information regarding foreign pension plans and estimated future benefit payments, which provisions are effective for fiscal years ending after June 15, 2004.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2003. The Company does not expect to provide disclosure information regarding estimated future benefit payments until its fiscal year ending December 31, 2004.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it was reasonably possible that a company had a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements became effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, applied to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in a company’s interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46 Revised). Under the new guidance of FIN 46 Revised, clarification regarding the identification of variable interest entities is provided as well as how an enterprise should assess its interest in such a variable interest entity to determine whether it is to be consolidated. The Company adopted the provisions of FIN 46 Revised in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.       Intangibles and Goodwill

           At June 25, 2004 and December 31, 2003, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	June 25, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
(in millions)	Amount	Amortization	(in years)	Amount	Amortization	(in years)
Amortizable Intangible Assets:
Licensing	$35.8	$(7.3)	8.2	$35.8	$(4.8)	8.2
Trademarks	3.5	(1.9)	15.0	3.5	(1.6)	15.0
Core Technology	29.6	(1.2)	15.0	29.6	(0.2)	15.0
Other	3.7	(1.1)	4.7	3.7	(0.6)	4.7

	72.6	(11.5)	11.1	72.6	(7.2)	11.1
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.5	$(11.5)		$73.5	$(7.2)

Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex Pharmaceuticals, Inc. in 2003.

Aggregate amortization expense for amortizable intangible assets for the quarters ended June 25, 2004 and June 27, 2003 was $2.0 million and $0.8 million, respectively, and $4.1 million and $1.3 million for the six month periods ended June 25, 2004 and June 27, 2003, respectively.

Estimated amortization expense is $8.2 million for 2004 and 2005, $7.9 million for 2006, $6.8 million for 2007, $4.9 million for 2008 and $4.3 million for 2009.

Goodwill

(in millions)	June 25,	December 31,
	2004	2003
Goodwill:
United States	$4.6	$4.6
Latin America	2.8	3.0
Europe and Other	0.8	0.8

	$8.2	$8.4

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

There was no activity related to goodwill during the quarter or six month period ended June 25, 2004. The change in goodwill balances are the result of foreign currency translation.

4.       Inventories

          Components of inventories were:

	June 25,	December 31,
(in millions)	2004	2003
Finished goods	$48.0	$38.3
Work in process	17.2	22.3
Raw materials	18.3	15.7

Total	$83.5	$76.3

5.       Income Taxes

          Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made. Included in the provision for income taxes in the second quarter and six months ended June 25, 2004 is an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004.

Valuation allowances against the Company’s deferred tax assets were $52.7 million at June 25, 2004 and $62.6 million at December 31, 2003. The decrease in the amount of valuation allowances at June 25, 2004 compared to December 31, 2003 is primarily due to a change in the estimated amount of R&D tax credits that the Company believes will be realized during the current year. The reduction to the valuation allowances recorded in the first six months of 2004 is a component of the estimated annual effective tax rate. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings permanently in such

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

operations. At December 31, 2003, the Company had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 1999. The Company and its consolidated domestic subsidiaries are currently under U.S. federal examination for years 2000 through 2002. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company.

6.       Employee Retirement and Other Benefit Plans

          The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management employees and officers and one retiree health plan that covers United States retirees and dependents.

Components of net periodic benefit cost for the three and six month periods ended June 25, 2004 and June 27, 2003 were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Service cost	$3.8	$3.3	$0.2	$0.4
Interest cost	5.8	5.3	0.3	0.3
Expected return on plan assets	(6.7)	(6.4)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	1.9	0.8	—	—

Net periodic benefit cost	$4.8	$3.0	$0.5	$0.7

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Service cost	$7.3	$6.2	$0.8	$0.6
Interest cost	10.8	10.0	0.6	0.6
Expected return on plan assets	(12.7)	(12.0)	—	—
Amortization of prior service cost	0.1	—	(0.1)	—
Recognized net actuarial loss	3.3	1.5	—	—

Net periodic benefit cost	$8.8	$5.7	$1.3	$1.2

In 2004, the Company expects to pay contributions of between $13.6 million and $15.6 million for its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for its other postretirement plan.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) expands Medicare coverage, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored prescription drug program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Financial Accounting Standards Board Position 106-1 (FASB Staff Position 106-1) allows the Company to begin recognizing any potential impact of the Act in the first quarter of 2004 consolidated financial statements or to defer recognizing the potential impact until more definitive accounting guidance was provided. The Company chose to defer the implementation of FASB Staff Position 106-1 until more definitive accounting guidance is provided.

In May 2004, the Financial Accounting Standards Board released Financial Accounting Standards Board Position 106-2 (FASB Staff Position 106-2) to supercede FASB Staff Position 106-1 and to provide guidance on accounting and disclosure requirements related to the Act. FASB Staff Position 106-2 is effective for financial reporting periods beginning after June 15, 2004.  The Company adopted FASB Staff Position 106-2 effective the beginning of its second quarter 2004 on a “retroactive application to date of enactment” basis as allowed by FASB Staff Position 106-2. In conjunction with the implementation of FASB Staff Position 106-2, the Company will receive the direct subsidy from the government. As a result of the adoption of FASB Staff Position 106-2, the Company’s net periodic benefit cost was reduced by $0.1 million for the three months ended June 25, 2004 and its accumulated projected benefit obligation was reduced by $2.3 million. The reduction in accumulated benefit obligation will be accounted for as an

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

actuarial experience gain as required by FASB Staff Position 106-2.

7.       Litigation

          The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of the Company, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in favor of the Company. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The parties have submitted their appeal briefs to the United States Court of Appeals for the Federal Circuit and are awaiting a date for oral argument. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A settlement conference in the Canadian lawsuit has been scheduled for April 6, 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against the Company of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, the Company filed a demurrer to the First Amended Complaint. Oral argument on the Company’s demurrer was heard on November 7, 2003, at which time the court sustained the Company’s demurrer without leave to amend as to two causes of action and denied the Company’s demurrer as to the remaining ten causes of action.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On December 8, 2003, the court set a trial date of April 28, 2004. Oral argument on the Company’s Motion for Summary Judgment, or in the Alternative Summary Adjudication, was heard on January 14, 2004. On February 4, 2004, the court entered an order denying both Motions. On April 8, 2004, the court vacated the April 28, 2004 trial date. The case was subsequently transferred to a new judge, and on June 24, 2004, the court set a trial date of August 31, 2004.

On February 9, 2004, a complaint entitled “William Fish Bothwell v. Allergan, Inc., et al” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names the Company and 77 other defendants. The Company was served with the Summons and Complaint on June 28, 2004. The complaint alleges a violation of California Health and Safety Code Section 25249.6 relating to exposure to mercury-based thimerosal contained in products made by each of the defendant companies. The complaint also alleges unfair business practices based on a violation of the same Health and Safety Code section.

On July 13, 2004, Allergan received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application (NDA) under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or Allergan Sales, LLC and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. The Company is investigating the contentions in the certification and has 45 days from receipt of the certification in which to file a lawsuit against Alcon for patent infringement.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8.       Guarantees

          The Company’s Restated Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers, pursuant to which the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

9.       Earnings Per Share

          The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
(in millions, except per share amounts)	2004	2003	2004	2003
Net earnings (loss)	$91.8	$(107.9)	$172.6	$(37.7)

Weighted average number of shares issued	131.6	130.3	131.2	130.0
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	2.1	—	2.1	—

Diluted shares	133.7	130.3	133.3	130.0

Earnings (loss) per share:
Basic	$0.70	$(0.83)	$1.32	$(0.29)

Diluted	$0.69	$(0.83)	$1.29	$(0.29)

For the three and six month periods ended June 25, 2004, options to purchase 2.1 million shares of common stock at exercise prices ranging from $88.55 to $127.51, and $86.74 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Stock options outstanding during the three and six month periods ended June 27, 2003 were not included in the computation of diluted earnings per share because the Company incurred a loss and hence, the impact would be anti-dilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The effect of approximately 1.6 million and 1.7 million shares of common stock for the three and six month periods ended June 25, 2004, respectively, and 1.7 million shares of common stock for the three and six month periods ended June 27, 2003, related to the assumed conversion of the $641.5 million senior convertible notes due 2022, has been excluded from the calculation of diluted earnings per share because none of the conditions that would permit conversion were satisfied during those periods. The Company currently intends to settle the accreted value of the senior convertible notes in cash. The dilutive effects indicated above assume the accreted value is settled in cash.

For the three and six month periods ended June 27, 2003, the effect of approximately 0.4 million shares of common stock related to the zero coupon convertible subordinated notes due 2020 was not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

10.       Comprehensive Income

            The following tables summarize components of comprehensive income (loss) for the three and six month periods ended June 25, 2004 and June 27, 2003:

	Three months ended
(in millions)	June 25, 2004			June 27, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(3.0)	$—	$(3.0)	$8.0	$—	$8.0
Unrealized holding gains/(losses) arising during period	(0.5)	0.2	(0.3)	2.2	(0.9)	1.3

Other comprehensive earnings (loss)	$(3.5)	$0.2	(3.3)	$10.2	$(0.9)	9.3

Net earnings (loss)			91.8			(107.9)

Total comprehensive income (loss)			$88.5			$(98.6)

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six months ended
(in millions)	June 25, 2004			June 27, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(4.6)	$—	$(4.6)	$9.9	$—	$9.9
Unrealized holding gains/(losses) arising during period	(0.3)	0.2	(0.1)	2.7	(1.0)	1.7

Other comprehensive earnings (loss)	$(4.9)	$0.2	(4.7)	$12.6	$(1.0)	11.6

Net earnings (loss)			172.6			(37.7)

Total comprehensive income (loss)			$167.9			$(26.1)

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 68.7% and 70.4% of total Company consolidated product net sales for the quarters ended June 25, 2004 and June 27, 2003, respectively, and 69.6% and 71.5% of the Company’s total consolidated product net sales for the six month periods ended June 25, 2004 and June 27, 2003, respectively.

Sales to McKesson Drug Company for the three month periods ended June 25, 2004 and June 27, 2003 were 13.3% and 15.8%, respectively, of total Company consolidated product net sales and 13.6% and 14.6% of the Company’s total consolidated product net sales for the six month periods ended June 25, 2004 and June 27, 2003, respectively. Sales to Cardinal Healthcare for the

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

three month periods ended June 25, 2004 and June 27, 2003 were 10.3% and 14.2%, respectively, of total Company consolidated product net sales and 13.4% and 13.9% of the Company’s total consolidated product net sales for the six month periods ended June 25, 2004 and June 27, 2003, respectively. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to Advanced Medical Optics, Inc. (AMO) pursuant to the manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Net Sales by Product Line
(in millions)	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$277.6	$253.3	$549.7	$474.3
Botox®/Neuromodulators	176.9	143.1	327.6	266.2
Skin Care	24.4	24.7	49.1	50.6

	478.9	421.1	926.4	791.1
Other	27.3	20.4	52.2	41.6

Net sales	$506.2	$441.5	$978.6	$832.7

Geographic Information

Net Sales
(in millions)	Three months ended		Six months ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
United States	$322.0	$291.9	$631.8	$556.6
Europe	84.5	70.5	157.7	126.8
Latin America	25.6	22.3	47.3	37.9
Asia Pacific	30.5	23.3	59.2	44.3
Other	17.8	14.8	33.7	28.4

	480.4	422.8	929.7	794.0
Manufacturing operations	25.8	18.7	48.9	38.7

Net sales	$506.2	$441.5	$978.6	$832.7

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Long-Lived Assets
(in millions)	June 25,	December 31,
	2004	2003
United States	$162.3	$168.5
Europe	34.0	34.8
Latin America	19.3	32.8
Asia Pacific	4.9	5.5
Other	0.8	0.9

	221.3	242.5
Manufacturing operations	244.5	240.4
General corporate	384.3	343.8

Total	$850.1	$826.7

ALLERGAN, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004

This financial review presents our operating results for the three and six month periods ended June 25, 2004 and June 27, 2003, and our financial condition at June 25, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 25, 2004.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at June 25, 2004 and December 31, 2003 were $1.9 million and $1.2 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at June 25, 2004 and December 31, 2003 were $5.1 million and $6.3 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such rebates and incentive programs. The amounts accrued for sales rebates and other incentive

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

programs at June 25, 2004 and December 31, 2003 were $52.9 million and $49.5 million, respectively.

Historical allowances for cash discounts, product returns and rebates and incentives have been within the amounts reserved or accrued, respectively. However, material differences may result in the amount of revenue we recognize from product sales if the actual amount of product returns and the amount of rebates and incentives differ from the amounts estimated by management.

Pensions

We sponsor various pension plans in the United States and abroad in accordance with local laws and regulations. In connection with these plans, we use certain actuarial assumptions to determine the plans’ net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.

Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost for 2004 is 8.25%, which is the same as our 2003 expected rate of return. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the rate of return on assets assumption would increase our expected 2004 U.S. pre-tax pension benefit cost by approximately $0.6 million.

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

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development, or R&D, tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against our deferred tax assets were $52.7 million at June 25, 2004 and $62.6 million at December 31, 2003. The decrease in the amount of valuation allowances at June 25, 2004 compared to December 31, 2003 is primarily due to a change in the estimated amount of R&D tax credits that we believe will be realized during the current year. The reduction in the valuation allowances recorded in the first six months of 2004 is a component of the estimated annual effective tax rate. This change in estimate occurred due to improved clarity regarding the calculation of these credits provided by the completion of recent statutory audits and our improved domestic profitability, which we expect will allow a greater amount of R&D tax credits to be realized than previously estimated. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.

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

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

During 2003, we acquired Oculex Pharmaceuticals, Inc., or Oculex, and Bardeen Sciences Company, LLC, or Bardeen, for aggregate purchase prices of approximately $223.8 million and $264.6 million, respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Oculex was determined to be a business combination, while Bardeen was considered to be an asset acquisition and not a business combination.

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

OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,070 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS

We operate our business on the basis of a single reportable segment –- specialty pharmaceuticals. We produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following tables compare 2004 and 2003 net sales by product line and certain selected products for the three and six month periods ended June 25, 2004 and June 27, 2003:

	Three months ended
	June 25,	June 27,	Change in Net Sales			Percent Change in Net Sales
(in millions)	2004	2003	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$277.6	$253.3	$24.3	$19.8	$4.5	9.6%	7.8%	1.8%
Botox/Neuromodulator	176.9	143.1	33.8	31.2	2.6	23.6%	21.8%	1.8%
Skin Care	24.4	24.7	(0.3)	(0.4)	0.1	(1.2)%	(1.6)%	0.4%

Total	478.9	421.1	57.8	50.6	7.2	13.7%	12.0%	1.7%
Other*	27.3	20.4	6.9	6.8	0.1	33.8%	33.3%	0.5%

Total net sales	$506.2	$441.5	$64.7	$57.4	$7.3	14.7%	13.0%	1.7%

Domestic	68.7%	70.4%
International	31.3%	29.6%

Selected Product Sales:
Alphagan P and Alphagan	$62.4	$64.7	$(2.3)	$(3.3)	$1.0	(3.6)%	(5.1)%	1.5%
Lumigan	57.3	44.9	12.4	11.4	1.0	27.6%	25.4%	2.2%
Other Glaucoma	5.3	5.9	(0.6)	(0.8)	0.2	(10.2)%	(13.4)%	3.2%
Restasis	20.1	11.8	8.3	8.3	—	70.3%	70.3%	—
Tazorac, Zorac and Avage	17.2	16.8	0.4	0.3	0.1	2.4%	1.7%	0.7%

* Other sales primarily consist of sales to Advanced Medical Optics, Inc. pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics, Inc. in 2002.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

	Six months ended
	June 25,	June 27,	Change in Net Sales			Percent Change in Net Sales
(in millions)	2004	2003	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$549.7	$474.3	$75.4	$60.2	$15.2	15.9%	12.7%	3.2%
Botox/Neuromodulator	327.6	266.2	61.4	53.3	8.1	23.1%	20.0%	3.1%
Skin Care	49.1	50.6	(1.5)	(1.6)	0.1	(3.0)%	(3.2)%	0.2%

Total	926.4	791.1	135.3	111.9	23.4	17.1%	14.1%	3.0%
Other*	52.2	41.6	10.6	10.4	0.2	25.5%	25.0%	0.5%

Total net sales	$978.6	$832.7	$145.9	$122.3	$23.6	17.5%	14.7%	2.8%

Domestic	69.6%	71.5%
International	30.4%	28.5%

Selected Product Sales:
Alphagan P and Alphagan	$131.6	$142.1	$(10.5)	$(13.8)	$3.3	(7.4)%	(9.7)%	2.3%
Lumigan	110.8	82.8	28.0	24.9	3.1	33.8%	30.0%	3.8%
Other Glaucoma	10.2	11.2	(1.0)	(1.7)	0.7	(8.9)%	(15.4)%	6.5%
Restasis	41.4	11.8	29.6	29.6	—	250.8%	250.8%	—
Tazorac, Zorac and Avage	35.1	36.6	(1.5)	(1.5)	—	(4.1)%	(4.1)%	—

* Other sales primarily consist of sales to Advanced Medical Optics, Inc. pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics, Inc. in 2002.

The $7.3 million increase in net sales from the impact of foreign currency changes for the three month period ended June 25, 2004 was due primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound and Canadian dollar compared to the U.S. dollar. The $23.6 million increase in net sales from the impact of foreign currency changes for the first six months of 2004 was due primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound, Canadian dollar, Brazilian real and other Latin American and Asian currencies compared to the U.S. dollar.

The $64.7 million increase in net sales in the second quarter of 2004 compared to the second quarter of 2003 was primarily the result of increases in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a slight decrease in sales of skin care products. Eye care pharmaceuticals sales increased in the second quarter of 2004 compared to the second quarter of 2003 primarily because of strong growth in sales of our glaucoma drug Lumigan®, growth in sales of Restasis®, our drug for the treatment of therapeutic dry eye disease, growth in sales of eye drop products, primarily Refresh®, and an increase in sales from Zymar®, a newer generation anti-infective. This increase in sales was partially offset by a decrease in sales, principally in the U.S., of our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, and a decrease in sales of Ocuflox®, an older generation anti-infective. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

certain eye care pharmaceutical products in the United States, anywhere from zero to nine percent, effective January 10, 2004. We increased the published U.S. list price for Lumigan® by five percent, and we left the price of Restasis® unchanged as of the same effective date. On May 29, 2004, we increased the published U.S. list price for Restasis® by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. The change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales.

The decline in our Alphagan® franchise sales in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to market share erosion from generic Alphagan® competition and an increase in the ratio of Alphagan® P sales subject to Medicaid rebates in the United States. We continue to believe the introduction of generic formulations of the first generation of Alphagan®, the first of which was approved by the U.S. Food and Drug Administration, or the FDA, in the second quarter of 2003 followed by a second generic formulation which was approved in the third quarter of 2003, will have a negative impact on future net sales for our Alphagan® franchise. In future periods, we expect sales of Ocuflox® to continue to decline as sales of Zymar® continue to increase and as we face continued generic competition in the United States for Ocuflox®, which competition began in May 2004.

Botox® sales increased in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of strong growth in demand in the United States and international markets for both therapeutic and cosmetic uses. During the second quarter of 2004, we launched Vistabel® in Spain and certain Scandinavian countries and Vistabex® in Italy. Vistabel® and Vistabex® are the trade names for Botox® Cosmetic in Europe and Italy, respectively. Effective December 22, 2003, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately seven percent, which we believe had a corresponding positive effect on our U.S. sales growth in 2004. We believe our worldwide market share for neuromodulators, including Botox®, is over 85%.

Skin care sales decreased slightly in the second quarter of 2004 compared to the second quarter of 2003 primarily due to lower sales of Azelex®, partially offset by a slight increase in sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne, and a small increase in sales of Avage®. We increased the published U.S. list price for Tazorac® by nine percent effective January 10, 2004.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

The $145.9 million increase in net sales in the first six months of 2004 compared to the same 2003 period was primarily the result of an increase in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a small decline in sales of skin care products. Eye care pharmaceuticals and Botox® sales increased primarily for the same reasons discussed in the analysis of the second quarter 2004 increase in net sales. For the first six months of 2004, our Alphagan® franchise sales also decreased due to a general decline in U.S. wholesaler demand for Alphagan® P. Botox® sales also benefited from strong sales growth in Europe, especially in France and Spain, as a result of the March 2003 launch in France of Vistabel® and the second quarter 2004 launches of Vistabel® and Vistabex® in certain European countries. Skin care sales declined in the first six months of 2004 compared to the first six months of 2003 primarily due to lower sales of Avage®, which we launched in the U.S. in the first quarter of 2003. This decrease was partially offset by an increase in sales of Tazorac® in the United States.

The decrease in the percentage of U.S. sales as a percentage of total product net sales for the second quarter and first six months of 2004 compared to the same periods in 2003 was primarily attributable to an increase in international eye care pharmaceuticals and Botox® sales, principally in Europe and Asia Pacific, as a percentage of total product net sales.

Our gross margin percentage for the second quarter of 2004 was 81.0% of net sales, which represents a 0.9 percentage point decrease from the 81.9% rate for the second quarter of 2003. The gross margin percentage for the six months ended June 25, 2004 was 81.2% of net sales, which represents a 1.0 percentage point decrease from the 82.2% rate reported for the first six months of 2003. Our gross margin percentage decreased in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of a decrease in gross margin percentage for eye care pharmaceuticals, the Botox® product line and skin care products, partially offset by an increase in gross margin percentage for contract manufacturing sales to Advanced Medical Optics and an increase in the mix of Botox® sales. Net sales of Botox®, which generally have a higher gross margin percentage than our other pharmaceutical product lines, represented a greater percentage of second quarter 2004 sales compared to the second quarter of 2003. The gross margin percentage for eye care pharmaceuticals declined in the second quarter of 2004 compared to the second quarter of 2003 due to an increase in the mix of international sales, which generally have a lower gross margin than U.S. sales, a higher ratio of U.S. sales subject to Medicaid rebates and other incentive programs, and products with higher royalty rates payable to third parties. The gross margin percentage for our Botox® product line experienced a small decline in the second quarter of 2004 compared to the same period in 2003 due primarily to an

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for contract manufacturing sales improved primarily due to an increase in U.S. dollar denominated pricing allowed under the manufacturing and supply agreement with Advanced Medical Optics at the beginning of our 2004 fiscal year. Gross margin in dollars increased in the second quarter of 2004 compared to the second quarter of 2003 by $48.6 million, or 13.4%, as a result of the 14.7% increase in net sales, partially offset by the 0.9 percentage point decrease in gross margin percentage.

Our gross margin percentage decreased in the first six months of 2004 compared to the six months ended June 27, 2003, primarily due to the same reasons discussed in the analysis of the second quarter 2004 decrease in gross margin percentage. During the first six months of 2004, the decrease in our gross margin percentage was also partially offset by certain annual contract manufacturing cost recoveries allowed under the manufacturing and supply agreement with Advanced Medical Optics.

We have historically recognized research service revenues and costs associated with various contract research and developmental arrangements. Research service revenues and costs have declined in 2004 compared to 2003 as a result of our acquisition of Bardeen Sciences Company, LLC in 2003. Prior to the acquisition of Bardeen, we performed research and development services on compounds owned by Bardeen pursuant to a research and development services agreement between us and Bardeen. Since May 16, 2003, we have not been a party to any contract research and development arrangements similar to those previously reported.

Selling, general and administrative, or SG&A, expenses were $196.7 million, or 38.9% of net sales, in the second quarter of 2004 compared to $185.1 million, or 41.9%, of net sales in the second quarter of 2003. SG&A expenses for the first six months of 2004 were $377.3 million, or 38.6% of net sales, compared to $355.1 million, or 42.6% of net sales, in the comparable 2003 period. The increase in SG&A expense dollars was a result of higher selling and marketing expenses supporting the increase in consolidated sales, especially for Lumigan®, Restasis® and Botox® sales in the United States and Lumigan®, Alphagan®, Botox® and Vistabel® sales in Europe, an increase in costs of providing product samples, an increase in co-promotion costs related to sales of Elestat®, and higher general and administrative expenses, primarily corporate insurance, Sarbanes-Oxley compliance, information services and legal costs. These increases were partially offset by a decrease in promotion expenses in the second quarter and first six months of 2004 due to the non-recurrence of costs associated with the product launches in 2003 of Restasis®, Zymar® and Avage® and a favorable $2.4 million settlement during the first quarter of 2004 relating to a patent dispute covering the use of botulinum toxin type B for cervical dystonia. SG&A expenses were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses,

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

especially in Europe, in the second quarter and first six months of 2004 compared to the same periods in 2003. As a percentage of net sales, SG&A expenses declined in the second quarter and first six months of 2004 compared to the same periods in 2003, due primarily to lower promotion, selling and marketing expenses as a percentage of net sales, partially offset by a small increase in general and administrative expenses as a percentage of net sales.

Research and development expenses were $88.5 million in the second quarter of 2004 compared to $355.7 million in the second quarter of 2003. For the six months ended June 25, 2004, research and development expenses were $174.6 million compared to $411.6 million for the first six months of 2003. Research and development expenses in the second quarter and six months ended June 27, 2003 included a charge of $278.8 million related to acquired in-process research and development assets associated with the May 2003 purchase of Bardeen Sciences Company, LLC, which we determined were not yet complete and had no alternative uses in their current state. Excluding the effect of the $278.8 million charge, research and development expenses increased by $11.6 million to $88.5 million, or 17.5% of net sales, in the second quarter of 2004 compared to $76.9 million, or 17.4% of net sales, in the second quarter of 2003 and by $41.8 million to $174.6 million, or 17.8% of net sales, in the first six months of 2004 compared to $132.8 million, or 15.9% of net sales, in the six months ended June 27, 2003. Research and development spending, excluding the effect of the $278.8 million in-process research and development charge in 2003, increased in the second quarter of 2004 compared to the second quarter in 2003 primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines, and for the first six months of 2004 compared to the same 2003 period, higher rates of investment across all pharmaceutical product lines. Research and development spending in the second quarter and first six months of 2004 compared to the same periods in 2003 increased most significantly in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us which were acquired in 2003 from the acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc.

Operating income in the second quarter of 2004 was $124.8 million compared to an operating loss of $178.8 million for the second quarter of 2003. The $303.6 million increase in operating income was due primarily to the $48.6 million increase in gross margin and the $267.2 million decrease in research and development expenses, partially offset by the increase in SG&A expenses of $11.6 million. Our operating income in the first six months of 2004 was $242.9 million compared to an operating loss of $81.0 million for the first six months of 2003. The $323.9 million increase in operating income was due primarily to the $110.6 million increase in gross margin and the $237.0 million decrease in research and development expenses, partially offset by the increase in SG&A expenses of $22.2 million.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

Total net non-operating expenses in the second quarter of 2004 were $2.4 million compared to net non-operating expenses of $2.1 million in the second quarter of 2003. Interest income in the second quarter of 2004 was $2.2 million, a decrease of $1.8 million compared to interest income of $4.0 million in the same period last year. The decrease in interest income in the second quarter of 2004 was primarily due to lower average cash equivalent balances earning interest of approximately $161 million and a decline in average interest rates earned on all cash equivalent balances earning interest of approximately 0.71% in the second quarter of 2004 compared to the same period in 2003. The decrease in average cash and equivalent balances during 2004 was primarily the result of the use of $469.5 million of cash in 2003 for the acquisitions of Oculex Pharmaceuticals, Inc. and Bardeen Sciences Company, LLC. Interest expense decreased $0.9 million to $3.7 million in the second quarter of 2004 compared to $4.6 million in the second quarter of 2003, primarily due to lower interest expense related to our outstanding zero coupon convertible notes and lower other statutory interest expense.

We recorded an unrealized gain on derivative instruments of $0.3 million in the second quarter of 2004 compared to an unrealized loss of $0.2 million in the second quarter of 2003. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Loss on investments in the second quarter of 2004 was zero compared to a gain of $0.1 million in the same period last year. Other, net expenses were $1.2 million in the second quarter of 2004 compared to net expenses of $1.4 million in the second quarter of 2003. In the second quarter of 2004, Other, net includes net realized losses from foreign currency transactions of $1.1 million. Other, net in the second quarter of 2003 includes net realized gains from foreign currency transactions of $0.3 million and $1.6 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe.

Total net non-operating expenses in the first six months of 2004 were $4.3 million compared to net non-operating expenses of $2.0 million in the first six months of 2003. Interest income in the first six months of 2004 was $4.2 million compared to interest income of $8.1 million in the same period last year. The decrease in interest income in the first six months of 2004 was primarily due to lower average cash equivalent balances earning interest of approximately $227 million in 2004 compared to 2003 and lower average interest rates earned on all cash equivalent balances earning interest of approximately 0.79%. Interest expense declined $0.9 million to $7.4 million in the first six months of 2004 compared to $8.3 million in the first six months of 2003, primarily due to lower interest expense related to our zero coupon convertible notes and lower other statutory interest expense.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

During the first six months of 2004, we recorded a net unrealized gain on derivative instruments of $0.2 million compared to a net unrealized loss of $1.0 million. Loss on investments for the first six months of 2004 was zero compared to a loss of $0.2 million in the same period last year. Other, net expenses were $1.3 million for the first six months of 2004 compared to $0.6 million for the six months ended June 27, 2003. In the first six months of 2004, Other, net includes net realized losses from foreign currency transactions of $2.0 million and a gain of $0.8 million realized from the settlement of a non-income tax dispute with Advanced Medical Optics. For the six months ended June 27, 2003, Other, net includes $1.4 million of net realized gains from foreign currency transactions and $1.6 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe.

The effective tax rates for the second quarter and first six months of 2004 were 24.8% and 27.5%, respectively, compared to the effective tax rates of 40.6% and 55.4% for the second quarter and first six months of 2003, respectively. Included in the provision for income taxes in the second quarter and six months ended June 25, 2004 is an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. Excluding the impact of the $6.1 million income tax benefit, our effective tax rates for the second quarter and first six months of 2004 were 29.8% and 30.0%, respectively. Included in the second quarter and six months ended June 27, 2003 is a $278.8 million pre-tax charge for in-process research and development associated with our acquisition of Bardeen Sciences Company. We recorded an income tax benefit for this charge of $100.8 million. Excluding the impact of the $278.8 million in-process research and development charge and related tax benefit of $100.8 million, our effective tax rate for the second quarter and six month periods ended June 27, 2003 was 28.0%.

Our adjusted effective tax rate of 30.0% for the first six months of 2004, which excludes the one-time $6.1 million income tax benefit, increased 1.3 percentage points compared to our full year 2003 adjusted effective tax rate of 28.7%, which excludes the impact of in-process research and development charges of $458.0 million and related tax benefits of $100.8 million in 2003. The increase in our estimated annual effective tax rate in 2004 is primarily due to the expected absence in 2004 of the decrease in reserves for tax audit settlements experienced in 2003 and the expected mid-year 2004 expiration of the U.S. research and development tax credit, partially offset by a positive tax rate effect from expected changes in the mix of our earnings. Our effective tax rate may be subject to fluctuations during the current fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate.

Net earnings in the second quarter of 2004 were $91.8 million compared to a net loss of $107.9 million for the same period last year. The $199.7

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

million increase in earnings in the second quarter of 2004 compared to the second quarter of 2003 was primarily the result of the increase in operating income of $303.6 million, partially offset by the increase in total net non-operating expenses of $0.3 million and an increase in the provision for income taxes of $103.8 million.

Net earnings in the first six months of 2004 were $172.6 million compared to a net loss of $37.7 million for the same period last year. The $210.3 million increase in earnings in the first six months of 2004 compared to the first six months of 2003 was primarily the result of the increase in operating income of $323.9 million, partially offset by the increase in total net non-operating expenses of $2.3 million and an increase in the provision for income taxes of $111.5 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the six months ended June 25, 2004 was $151.1 million compared to cash provided of $161.6 million for the six months ended June 27, 2003. The decrease in net cash provided by operating activities of $10.5 million was primarily due to an increase in trade receivables, principally in the United States, an increase in inventories, primarily for eye care pharmaceuticals and non-pharmaceutical products to be supplied to Advanced Medical Optics, and an increase in other current assets and other non-current assets. These decreases in operating cash flow were partially offset by an increase in earnings, including the effect of non-cash items, a decrease in interest paid and an increase in accrued expenses and other liabilities, accounts payable and income taxes payable. In the first six months of 2004 and 2003, we paid pension contributions of $3.2 million and $4.0 million, respectively, to our U.S. defined benefit pension plan. In 2004, we expect to pay contributions of between $13.6 million and $15.6 million for our U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for our other postretirement plan.

At December 31, 2003, we disclosed consolidated unrecognized net actuarial losses of $134.8 million, which were included in our reported prepaid benefit cost. The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past three years. Unrecognized net actuarial gains or losses are evaluated annually by our

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

actuaries for each of our pension and postretirement plans based on information at the plans’ annual measurement date. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of approximately $3 million of unrecognized actuarial losses included in pension costs expensed in fiscal year 2003. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

Net cash used in investing activities in the first six months of 2004 was $39.6 million. Net cash used in investing activities in the first six months of 2003 was $295.7 million. Excluding the $251.8 million in net cash paid in connection with the acquisition of Bardeen Sciences Company, LLC, cash used in investing activities during the first six months of 2003 would have been $43.9 million. We invested $35.9 million in new facilities and equipment during the six months ended June 25, 2004 compared to $38.9 million during the same period in 2003. We currently expect to invest between $100 million and $110 million in additional construction costs for expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment in 2004.

Net cash provided by financing activities was $28.1 million in the first six months of 2004 compared to cash used of $5.0 million in the first six months of 2003. Dividends paid to stockholders were $23.7 million in the first six months of 2004 compared to $23.4 million for the same period in 2003. On July 27, 2004 our Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 16, 2004 to stockholders of record on August 18, 2004. Receipts from the sale of stock to employees were $78.7 million in the first six months of 2004 compared to $30.2 million in the same period last year. During the first six months of 2004, we borrowed $12.0 million in notes payable compared to borrowings of $5.9 million in the first six months of 2003. During the first six months of 2004, we repaid $10.4 million under our commercial paper arrangements and repurchased $28.5 million of treasury stock. We repurchased $17.7 million of treasury stock in the first six months of 2003. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of June 25, 2004, we held approximately 2.5 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

As of June 25, 2004, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium-term note program, and an unused debt shelf registration statement that we may use for a new medium-term note program. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

approximately $28 million through 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium-term note program allows us to issue up to an additional $8.9 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants at June 25, 2004. As of June 25, 2004, we had no borrowings under our domestic committed credit facility or commercial paper program, $19.5 million in borrowings outstanding under our committed foreign line of credit, $16.8 million outstanding in borrowings under various foreign bank loans and $56.1 million in borrowings outstanding under the medium-term note program.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. Upon conversion, we may choose to deliver, in lieu of our shares of common stock, cash or a combination of cash and shares of our common stock. If the Senior Notes are converted in the future, we currently intend to settle the accreted value of the Senior Notes in cash. As of June 25, 2004, the conversion criteria had not been met. As a sensitivity measure, the dilutive effect from the assumed conversion of our Senior Notes would have been approximately 1.6 million and 1.7 million shares of common stock for the three and six month periods ended June 25, 2004, respectively, if the closing price of our common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and the accreted value was settled in cash.

Holders of the Senior Notes may require us to purchase the Senior Notes on any one of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Any Senior Notes purchased by us on November 6, 2007 will be paid for in cash. For the November 6, 2012

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 25, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

and November 6, 2017 purchase dates, we may choose to pay the purchase price in cash, shares of our common stock, or a combination of cash and shares of our common stock. We may not redeem the Senior Notes before November 6, 2005, and prior to November 6, 2007 we may redeem all or a portion of Senior notes for cash in an amount equal to their accreted value only if the price of our common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, we may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value.

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

Our manufacturing and supply agreement with Advanced Medical Optics is scheduled to terminate on June 28, 2005, at which time we estimate that we will possibly incur between $25 million and $30 million of additional restructuring costs associated with the completion of that agreement and expected exit activities.

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

We record current changes in the fair value of open foreign currency option contracts as “Unrealized gains (losses) on derivative instruments, net” and record the gains and losses realized from settled option contracts in “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and are amortized to “Other, net” over the life of the options. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

At June 25, 2004, we had approximately $34.7 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.3 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at June 25, 2004 and December 31, 2003.

	JUNE 25, 2004
	Maturing in							Fair Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	—	—	—	—	—	$100.0	$100.0
Weighted Average Interest Rate	1.20%	—	—	—	—	—	1.20%
Commercial Paper	393.5	—	—				393.5	393.5
Weighted Average Interest Rate	1.17%	—	—	—	—	—	1.17%
Foreign Time Deposits	49.9	—	—				49.9	49.9
Weighted Average Interest Rate	2.62%	—	—	—	—	—	2.62%
Other Cash Equivalents	54.7	—	—				54.7	54.7
Weighted Average Interest Rate	1.07%	—	—	—	—	—	1.07%
Total Cash Equivalents	$598.1	—	—	—	—	—	$598.1	$598.1
Weighted Average Interest Rate	1.29%	—	—	—	—	—	1.29%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	$510.4	$31.1	$25.0	$566.5	$744.9
Weighted Average Interest Rate	—	—	—	1.25%	3.56%	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.6	—	—	—	—	—	1.6	1.6
Weighted Average Interest Rate	13.14%	—	—	—	—	—	13.14%
Other Variable Rate (non-US$)	34.7	—	—	—	—	—	34.7	34.7
Weighted Average Interest Rate	1.52%	—	—	—	—	—	1.52%
Total Debt Obligations	$36.3	—	—	$510.4	$31.1	$25.0	$602.8	$781.2
Weighted Average Interest Rate	2.03%	—	—	1.25%	3.56%	7.47%	1.67%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	December 31, 2003
	Maturing in							Fair Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.18%	—	—	—	—	—	1.18%
Commercial Paper	252.8	—	—	—	—	—	252.8	252.8
Weighted Average Interest Rate	1.07%	—	—	—	—	—	1.07%
Foreign Time Deposits	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$462.3	—	—	—	—	—	$462.3	$462.3
Weighted Average Interest Rate	1.25%	—	—	—	—	—	1.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	$507.3	$30.6	$25.0	$562.9	$674.7
Weighted Average Interest Rate	—	—	—	1.25%	3.56%	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.9	—	—	—	—	—	1.9	1.9
Weighted Average Interest Rate	11.89%	—	—	—	—	—	11.89%
Variable Rate (US$)	—	—	—	$10.4	—	—	10.4	10.4
Weighted Average Interest Rate	—	—	—	1.05%	—	—	1.05%
Other Variable Rate (non-US$)	22.5	—	—	—	—	—	22.5	22.5
Weighted Average Interest Rate	2.04%	—	—	—	—	—	2.04%
Total Debt Obligations	$24.4	—	—	$517.7	$30.6	$25.0	$597.7	$709.5
Weighted Average Interest Rate	2.81%	—	—	1.25%	3.56%	7.47%	1.69%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of June 25, 2004 and December 31, 2003. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 25, 2004		December 31, 2003
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$12.6	1.21	$11.9	1.22
U.K. Pound	—	—	0.5	1.73

	$12.6		$12.4

Estimated fair value	$—		$(0.4)

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	June 25, 2004		December 31, 2003
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$9.1	1.34	$16.4	1.36
Mexican Peso	6.7	11.64	10.5	11.54
Australian Dollar	5.8	0.71	10.9	0.67
Brazilian Real	3.6	3.28	5.8	3.36
Euro	3.6	1.21	3.6	1.21
Japanese Yen	3.2	106.65	3.3	106.65

	$32.0		$50.5

Estimated fair value	$0.7		$1.0

Foreign currency sold cash options:
Euro	$—		$5.7	1.18

Estimated fair value	$—		$0.3

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

The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively develop, test, and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, customer service and access to technical information. It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally. For instance, we believe that Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., will

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

attempt to obtain FDA approval for and launch a brimonidine product to compete with our Alphagan® P product.

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Mexico. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, a German company is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin currently expected to be launched in Korea during 2004. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Botox® Cosmetic is a consumer product and trends may change.

Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports and entertainment regarding the efficacy, safety or side effects of Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted by this and other reasons, thereby causing demand to decline.

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

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar® and Botox®, as well as FDA approval of new indications for products such as Botox®, Combigan®, our Lumigan®/Timolol combination, Inspire Pharmaceuticals’ diquafosol tetrasodium product for the treatment of dry eye, and the oral formulation of Tazorac®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. For example, an FDA advisory panel recently voted against approval for the oral formulation of Tazorac®. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

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

In connection with our acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., we acquired the right to continue researching and developing certain compounds and products, respectively, for commercialization. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be able to be commercialized on terms that will be profitable or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer and our stock price to decrease. We cannot assure you that new products or indications will be successfully developed, will receive regulatory approval or will achieve market acceptance. Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. If we experience difficulties acquiring sufficient quantities of these materials from our existing suppliers, or if our suppliers are found to be non-compliant with cGMPs, obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply commercial product, which could cause our sales and profitability to decline.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

In the United States, our products are subject to competition from lower priced versions of our products and competing products from Canada, Mexico, and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current U.S. law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, which could result in lower prices and/or a reduction in demand for our products. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States.

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

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In the event we discover that we may be infringing third party patents, licenses from those third parties may not be available on commercially attractive terms or at all. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Part II, Item 1, “Legal Proceedings” and Note 7, “Litigation,” in the notes to unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report for information on current patent litigation.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA and other U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

of our facilities, production processes and control operations and/or the testing of our products by the FDA, the U.S. Drug Enforcement Administration and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s cGMP regulations. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with cGMPs and other FDA regulations. We also need to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, typically takes many years and is costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.

Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, post-marketing clinical studies mandated by the FDA, adverse event reporting, labeling, advertising, marketing and promotion. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fails to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and criminal prosecution. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical or biologic products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation

          The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2004.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in our favor, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in our favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The parties have submitted their appeal briefs to the United States Court of Appeals for the Federal Circuit and are awaiting a date for oral argument. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A settlement conference in the Canadian lawsuit has been scheduled for April 6, 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against us of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. On August 12, 2003, we filed a demurrer to the First Amended Complaint. Oral argument on our demurrer was heard on November 7, 2003, at which time the court sustained our demurrer without leave to amend as to two causes of action and denied our demurrer as to the remaining ten causes of action. On December 8, 2003, the court set a trial date of April 28, 2004. Oral argument on our Motion for Summary Judgment, or in the Alternative Summary Adjudication, was heard on January 14, 2004. On February 4, 2004, the court entered an

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. (Continued)

order denying both Motions. On April 8, 2004, the court vacated the April 28, 2004 trial date. The case was subsequently transferred to a new judge, and on June 24, 2004, the court set a trial date of August 31, 2004.

On February 9, 2004, a complaint entitled “William Fish Bothwell v. Allergan, Inc., et al” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names us and 77 other defendants. We were served with the Summons and Complaint on June 28, 2004. The complaint alleges a violation of California Health and Safety Code Section 25249.6 relating to exposure to mercury-based thimerosal contained in products made by each of the defendant companies. The complaint also alleges unfair business practices based on a violation of the same Health and Safety Code section.

On July 13, 2004, Allergan received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application (NDA) under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act for drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or Allergan Sales, LLC and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. We are investigating the contentions in the certification and have 45 days from receipt of the certification in which to file a lawsuit against Alcon for patent infringement.

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

Allergan, Inc.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

          The following table discloses the purchases of our equity securities during the second fiscal quarter of 2004.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
March 27, 2004 to April 30, 2004	0	N/A	0	6,345,260
May 1, 2004 to May 31, 2004	0	N/A	0	6,857,714
June 1, 2004 to June 25, 2004	295,700	$90.54	295,700	6,683,783
Total	295,700	$90.54	295,700	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of June 25, 2004, the Company held approximately 2.5 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 4.	Submission of Matters to a Vote of Security Holders

          We held our Annual Meeting of Stockholders on April 28, 2004. At the Annual Meeting, our stockholders elected four directors to our Board of Directors, approved two other proposals and rejected one proposal, each as more fully described below. At our Annual Meeting, there were present in person or by proxy 112,653,584 votes, representing approximately 85% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

          1.       The following directors were elected for three-year terms of office expiring in 2007 and received the number of votes set forth opposite their names, with no abstentions or broker non-votes:

Directors	Affirmative Votes	Withheld

Handel E. Evans	106,984,911	9,227,054
Michael R. Gallagher	109,118,489	4,959,898
Gavin S. Herbert	79,986,542	63,223,792
Stephen J. Ryan	109,540,946	4,114,984

Allergan, Inc.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders (Continued)

          The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires

Karen R. Osar	2005
Louis T. Rosso	2005
Leonard D. Schaeffer	2005
Herbert W. Boyer, Ph.D.	2006
Trevor M. Jones	2006
David E.I. Pyott	2006
Russell T. Ray	2006

          2.       A proposal to ratify the appointment of KPMG LLP as our independent auditor for fiscal year 2004 was approved by our stockholders. The proposal received 106,455,349 votes in favor and 5,281,601 votes against. There were 916,634 abstentions and no broker non-votes.

          3.       A stockholder proposal to adopt a policy of expensing the cost of all future stock options was approved by our stockholders. The proposal received 63,394,428 votes in favor and 38,597,461 votes against. There were 1,350,022 abstentions and 9,311,673 broker non-votes.

          4.       A stockholder proposal to bifurcate the roles of Chairman of the Board of Directors and Chief Executive Officer was rejected by our stockholders. The proposal received 34,617,993 votes in favor and 63,203,645 votes against. There were 5,520,273 abstentions and 9,311,673 broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

- Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.56	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

- Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	ALLERGAN, INC.
/s/ Eric K. Brandt
Eric K. Brandt
Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibits

10.56	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350