Form 10-Q
period 2004-09-24
ALLERGAN INC
filed 2004-11-01
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

As of October 22, 2004 there were 134,254,772 shares of common stock outstanding (including 2,967,635 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 24, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months ended		Nine months ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
	2004	2003	2004	2003
Product Sales
Net sales	$510.8	$443.3	$1,489.4	$1,276.0
Cost of sales	99.1	82.8	282.9	231.3

Product gross margin	411.7	360.5	1,206.5	1,044.7
Research services
Research service revenues	—	—	—	16.0
Cost of research services	—	—	—	14.5

Research services margin	—	—	—	1.5
Operating costs and expenses
Selling, general and administrative	195.5	171.1	572.8	526.2
Research and development	83.0	81.0	257.6	492.6

Operating income	133.2	108.4	376.1	27.4

Non-operating income (expense)
Interest income	2.6	2.6	6.8	10.7
Interest expense	(6.8)	(3.9)	(14.2)	(12.2)
Unrealized gain (loss) on derivative instruments, net	(0.1)	0.1	0.1	(0.9)
Gain on investments, net	—	0.2	—	—
Other, net	3.6	(1.0)	2.3	(1.6)

	(0.7)	(2.0)	(5.0)	(4.0)

Earnings before income taxes and minority interest	132.5	106.4	371.1	23.4
Provision (benefit) for income taxes	40.3	29.8	105.8	(16.2)
Minority interest expense	0.2	0.6	0.7	1.3

Net earnings	$92.0	$76.0	$264.6	$38.3

Earnings per share:
Basic	$0.70	$0.58	$2.02	$0.29

Diluted	$0.70	$0.57	$1.99	$0.29

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 24,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$778.9	$507.6
Trade receivables, net	262.0	220.1
Inventories	84.8	76.3
Other current assets	111.5	124.2

Total current assets	1,237.2	928.2
Investments and other assets	216.7	210.9
Deferred tax assets	128.5	118.6
Property, plant and equipment, net	448.2	422.5
Goodwill	8.4	8.4
Intangibles, net	60.2	66.3

Total assets	$2,099.2	$1,754.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.6	$24.4
Accounts payable	97.3	87.2
Accrued expenses	251.6	225.3
Income taxes	55.2	46.5

Total current liabilities	425.7	383.4
Long-term debt	56.3	66.0
Long-term convertible notes, net of discount	512.0	507.3
Other liabilities	105.2	77.1
Commitments and contingencies
Minority interest	2.5	2.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	386.1	360.5
Accumulated other comprehensive loss	(55.6)	(54.9)
Retained earnings	883.7	695.7

	1,215.5	1,002.6
Less — treasury stock, at cost (2,976,000 and 4,112,000 shares)	(218.0)	(284.0)

Total stockholders’ equity	997.5	718.6

Total liabilities and stockholders’ equity	$2,099.2	$1,754.9

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine months ended
	September 24,	September 26,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$264.6	$38.3
Non-cash items included in earnings:
Depreciation and amortization	50.5	41.7
In-process research and development	—	278.8
Amortization of original issue discount and debt issuance costs	9.4	6.2
Deferred income taxes (benefit)	(9.5)	(99.8)
Loss on investments and disposal of fixed assets	3.4	1.4
Unrealized (gain) loss on derivative instruments	(0.1)	0.9
Expense of compensation plans	7.9	6.7
Minority interest expense	0.7	1.3
Changes in assets and liabilities:
Trade receivables	(43.2)	(8.2)
Inventories	(8.6)	(1.4)
Other current assets	11.3	(4.0)
Accounts payable	10.3	1.5
Accrued expenses and other liabilities	57.6	33.9
Income taxes	34.7	10.8
Other non-current assets	(13.9)	(16.3)

Net cash provided by operating activities	375.1	291.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(64.0)	(62.0)
Acquisition, net of cash acquired	—	(251.8)
Other, net	(6.4)	(10.9)

Net cash used in investing activities	(70.4)	(324.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(35.5)	(35.2)
Net repayments under commercial paper obligations	(10.4)	—
Net (repayments) borrowings of notes payable	(2.7)	6.6
Sale of stock to employees	80.0	39.9
Payments to acquire treasury stock	(65.2)	(37.4)

Net cash used in financing activities	(33.8)	(26.1)

Effect of exchange rate changes on cash and equivalents	0.4	8.2

Net increase (decrease) in cash and equivalents	271.3	(50.8)
Cash and equivalents at beginning of period	507.6	774.0

Cash and equivalents at end of period	$778.9	$723.2

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$7.3	$13.0

Income taxes, net of refunds	$79.4	$45.0

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine months ended September 24, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other period(s).

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended		Nine months ended
	September 24,	September 26,	September 24,	September 26,
(in millions, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$92.0	$76.0	$264.6	$38.3
Add stock-based compensation expense included in reported net earnings, net of tax	1.3	1.3	5.0	4.5
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.3)	(10.0)	(32.1)	(31.7)

Pro forma net earnings	$83.0	$67.3	$237.5	$11.1

Earnings per share:
As reported basic	$0.70	$0.58	$2.02	$0.29
As reported diluted	$0.70	$0.57	$1.99	$0.29
Pro forma basic	$0.63	$0.52	$1.81	$0.09
Pro forma diluted	$0.63	$0.51	$1.79	$0.08

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

2.       Recently Adopted Accounting Standards

          In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (EITF No. 04-8). The Task Force reached a consensus that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The Company’s currently outstanding zero coupon convertible senior notes due 2022 (Senior Notes) have an embedded conversion feature that is contingent upon a market price trigger. The Company will adopt the provisions of EITF No. 04-8 in the fourth quarter of 2004. Accordingly, the Company will restate diluted earnings per share for all prior periods based on the terms of the Senior Notes in place at the date of adoption. The Company estimates that the effect of adopting this accounting standard would increase the number of diluted shares used to calculate diluted earnings per share for the three month and nine month periods ended September 24, 2004 by 0.6 million and 1.2 million shares, respectively, and by 0.9 million and 0.5 million shares for the three and nine month periods ended September 26, 2003, respectively. Reported diluted earnings per share would decrease by $0.01 and $0.02 for the three and nine month periods ended September 24, 2004, and there would be no effect on reported diluted earnings per share for the comparable three and nine month periods ended September 26, 2003.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132 Revised), which revised employers’ disclosures about pension plans and

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures and requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it was reasonably possible that a company had a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements became effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, applied to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in a company’s interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 in the Company’s third quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46 Revised). Under the new guidance of FIN 46 Revised, clarification regarding the

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

identification of variable interest entities is provided as well as how an enterprise should assess its interest in such a variable interest entity to determine whether it is to be consolidated. The Company adopted the provisions of FIN 46 Revised in the fourth quarter of 2003. The adoption did not have a material effect on the Company’s consolidated financial statements.

3.       Intangibles and Goodwill

          At September 24, 2004 and December 31, 2003, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	September 24, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
(in millions)			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)

Amortizable Intangible Assets:
Licensing	$38.5	$(9.2)	7.9	$38.5	$(4.9)	7.9
Trademarks	3.5	(1.8)	15.0	3.5	(1.6)	15.0
Core Technology	29.6	(1.6)	15.0	29.6	(0.2)	15.0
Other	1.0	(0.7)	5.0	1.0	(0.5)	5.0

	72.6	(13.3)	11.1	72.6	(7.2)	11.1
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.5	$(13.3)		$73.5	$(7.2)

Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex Pharmaceuticals, Inc. in November 2003.

Aggregate amortization expense for amortizable intangible assets for the quarters ended September 24, 2004 and September 26, 2003 was $2.1 million and $0.9 million, respectively, and $6.2 million and $2.2 million for the nine month periods ended September 24, 2004 and September 26, 2003, respectively.

Estimated amortization expense is $8.2 million for 2004 and 2005, $7.9 million for 2006, $6.8 million for 2007, $4.9 million for 2008 and $4.3 million for 2009.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Goodwill

	September 24,	December 31,
(in millions)	2004	2003

Goodwill:
United States	$4.6	$4.6
Latin America	3.0	3.0
Europe and Other	0.8	0.8

	$8.4	$8.4

There was no activity related to goodwill during the quarter or nine month period ended September 24, 2004.

4.       Inventories

          Components of inventories were:

	September 24,	December 31,
(in millions)	2004	2003

Finished goods	$47.8	$38.3
Work in process	19.6	22.3
Raw materials	17.4	15.7

Total	$84.8	$76.3

5.       Income Taxes

          Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made. Included in the provision for income taxes for the nine months ended September 24, 2004 is an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004.

Valuation allowances against the Company’s deferred tax assets were $52.7 million at September 24, 2004 and $62.6 million at December 31, 2003. The decrease in the amount of valuation allowances at September 24, 2004 compared to December 31, 2003 is primarily due to a change in the estimated amount of R&D tax credits that the Company believes will be realized during

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the current year. The reduction to the valuation allowances recorded in the first nine months of 2004 is a component of the estimated annual effective tax rate. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.

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

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by the Company’s board of directors before executing any repatriation activities. The Company currently has no plans to change its policy regarding permanent reinvestment of unremitted earnings in its foreign operations. The Company is also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 1999. The Company and its consolidated domestic subsidiaries are currently under U.S. federal examination for years 2000 through 2002. The Company believes the additional tax liability for such years, if any, will not have a material effect on the financial position of the Company.

6.       Employee Retirement and Other Benefit Plans

          The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering United States retirees and dependents.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Components of net periodic benefit cost for the three and nine month periods ended September 24, 2004 and September 26, 2003 were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Service cost	$3.8	$3.3	$0.2	$0.3
Interest cost	5.9	5.3	0.3	0.3
Expected return on plan assets	(6.8)	(6.4)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	1.9	0.8	—	—

Net periodic benefit cost	$4.8	$3.0	$0.4	$0.5

	Nine months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Service cost	$8.5	$7.1	$1.0	$0.9
Interest cost	11.8	10.7	0.9	0.9
Expected return on plan assets	(13.8)	(12.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.2)	(0.1)
Recognized net actuarial loss	3.7	1.7	—	—

Net periodic benefit cost	$10.3	$6.9	$1.7	$1.7

In 2004, the Company expects to pay contributions of between $13.6 million and $15.6 million to its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million to its other postretirement plan.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) expands Medicare coverage, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored prescription drug program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Financial Accounting Standards Board Position 106-1 (FASB Staff Position 106-1) allows the Company to begin recognizing any potential impact of the

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Act in its first quarter 2004 consolidated financial statements or to defer recognizing the potential impact until more definitive accounting guidance was provided. The Company chose to defer the implementation of FASB Staff Position 106-1 until more definitive accounting guidance was provided.

In May 2004, the Financial Accounting Standards Board released Financial Accounting Standards Board Position 106-2 (FASB Staff Position 106-2) to supercede FASB Staff Position 106-1 and to provide guidance on accounting and disclosure requirements related to the Act. FASB Staff Position 106-2 is effective for financial reporting periods beginning after June 15, 2004. The Company adopted FASB Staff Position 106-2 effective the beginning of its second quarter 2004 on a “retroactive application to date of enactment” basis as allowed by FASB Staff Position 106-2. In conjunction with the implementation of FASB Staff Position 106-2, the Company will receive the direct subsidy from the government. As a result of the adoption of FASB Staff Position 106-2, the Company’s net periodic benefit cost was reduced by $0.1 million for the nine months ended September 24, 2004 and its accumulated projected benefit obligation was reduced by $2.3 million. The reduction in accumulated benefit obligation will be accounted for as an actuarial experience gain as required by FASB Staff Position 106-2.

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

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in the Company’s favor, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in the Company’s favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The parties have submitted their appeal briefs to the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal is scheduled for November 1, 2004. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit has been

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

scheduled for December 20, 2004 and a settlement conference has been scheduled for April 6, 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against the Company of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of the Company and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against the Company and Dr. Klein.

On May 17, 2004, a complaint entitled “Utility Consumers Action Network v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of San Diego. The complaint names the Company and several other defendants. The Company was served with the complaint on July 15, 2004. The complaint alleges unfair business practices and untrue or misleading advertising in violation of the California Business and Professions Code.

On July 13, 2004, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application (NDA) under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or the Company’s wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim.

On August 4, 2004, a complaint entitled “The City of New York v. Allergan, Inc., et al.” was filed in the United States District Court for the Southern District of New York. The complaint names the Company and 43 other defendants. The Company was served with the complaint on August 26, 2004. The complaint alleges that the defendants inflated the average wholesale price of pharmaceuticals and reported false pricing information, which increased the cost of the city’s Medicaid program. The case is currently stayed pending a ruling on a motion in a related case.

On August 26, 2004, a complaint entitled “Tilley Apothecaries, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint names the Company and 12 other defendants. The Company was served with the complaint on August 30, 2004. The complaint alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a First Amended Complaint, making various modifications to the original complaint. A status conference is scheduled for November 10, 2004.

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

The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the term of these indemnification provisions generally survives the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

9.       Earnings Per Share

          The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	Sept. 24,	Sept. 26,	Sept. 24,	Sept. 26,
(in millions, except per share amounts)	2004	2003	2004	2003
Basic net earnings	$92.0	$76.0	$264.6	$38.3
Interest expense from convertible subordinated notes, net of tax	—	0.2	—	—

Diluted net earnings	$92.0	$76.2	$264.6	$38.3

Weighted average number of shares issued	131.5	130.5	131.3	130.2
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	0.7	2.1	1.7	1.9
Dilutive effect of assumed conversion of convertible subordinated notes outstanding	—	0.4	—	—

Diluted shares	132.2	133.0	133.0	132.1

Earnings per share:
Basic	$0.70	$0.58	$2.02	$0.29

Diluted	$0.70	$0.57	$1.99	$0.29

For the three and nine month periods ended September 24, 2004, options to purchase 5.5 million and 2.2 million shares of common stock at exercise prices ranging from $76.51 to $127.51, and $83.79 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the average market price of common shares and, therefore, the effect would be anti-dilutive. For the three and nine month periods ended September 26, 2003, options to purchase 3.7 million and 3.8 million shares of common stock, respectively, at exercise prices ranging from $80.00 to $127.51, and $73.17 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

The effect of approximately 1.6 million and 1.7 million shares of common stock for the three and nine month periods ended September 24, 2004, respectively, and 1.7 million shares of common stock for the three and nine month periods ended September 26, 2003 related to the assumed conversion of the $641.5 million aggregate principal amount convertible senior notes due 2022 (Senior Notes), has been excluded from the calculation of diluted earnings per share because none of the conditions that would permit conversion of the Senior Notes were satisfied during those periods. On July 28, 2004, the Company, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict the Company’s ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, the Company is now required to pay the entire redemption amount in cash. In addition, upon any conversion, the Company will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. The dilutive effects indicated above were calculated using the amended terms of the Senior Notes whereby the accreted value is settled in cash and assumes the closing price of the Company’s common stock achieved the minimum price allowed for conversion during the periods.

For the nine month period ended September 26, 2003, the effect of approximately 0.4 million shares of common stock related to the zero coupon convertible subordinated notes due 2020 was not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10.      Comprehensive Income

          The following tables summarize components of comprehensive income for the three and nine month periods ended September 24, 2004, and September 26, 2003:

	Three months ended
(in millions)	September 24, 2004			September 26, 2003
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$3.8	$—	$3.8	$(0.8)	$—	$(0.8)
Unrealized holding gains/(losses) arising during period	0.2	—	0.2	0.5	(0.1)	0.4

Other comprehensive earnings (loss)	$4.0	$—	4.0	$(0.3)	$(0.1)	(0.4)

Net earnings			92.0			76.0

Total comprehensive income			$96.0			$75.6

	Nine months ended
(in millions)	September 24, 2004			September 26, 2003
		Tax		Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(0.7)	$—	$(0.7)	$9.1	$—	$9.1
Unrealized holding gains/(losses) arising during period	(0.1)	0.1	—	3.2	(1.1)	2.1

Other comprehensive earnings (loss)	$(0.8)	$0.1	(0.7)	$12.3	$(1.1)	11.2

Net earnings			264.6			38.3

Total comprehensive income			$263.9			$49.5

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 69.2% and 69.3% of the Company’s total consolidated product net sales for the quarters ended September 24, 2004 and September 26, 2003, respectively, and 69.4% and 70.7% of the Company’s total consolidated product net sales for the nine month periods ended September 24, 2004 and September 26, 2003, respectively.

Sales to McKesson Drug Company for the three month periods ended September 24, 2004 and September 26, 2003 were 13.9% and 12.7%, respectively, of the Company’s total consolidated product net sales and 13.7% and 14.0% of the Company’s total consolidated product net sales for the nine month periods ended September 24, 2004 and September 26, 2003, respectively. Sales to Cardinal Healthcare for the three month periods ended September 24, 2004 and September 26, 2003 were 13.9% and 14.3%, respectively, of the Company’s total consolidated product net sales and 13.6% and 14.0% of the Company’s total consolidated product net sales for the nine month periods ended September 24, 2004 and September 26, 2003, respectively. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to Advanced Medical Optics, Inc. (AMO) pursuant to the manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Net Sales by Product Line
(in millions)	Three months ended		Nine months ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$285.4	$252.8	$835.1	$727.1
Botox®/Neuromodulators	174.6	139.9	502.2	406.1
Skin Care	24.8	29.2	73.9	79.8

	484.8	421.9	1,411.2	1,213.0
Other	26.0	21.4	78.2	63.0

Net sales	$510.8	$443.3	$1,489.4	$1,276.0

Geographic Information

Net Sales
(in millions)	Three months ended		Nine months ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
United States	$328.8	$287.2	$960.6	$843.8
Europe	82.9	69.7	240.6	196.5
Latin America	25.5	25.0	72.7	62.9
Asia Pacific	31.7	27.2	90.9	71.5
Other	17.4	14.1	51.1	42.5

	486.3	423.2	1,415.9	1,217.2
Manufacturing operations	24.5	20.1	73.5	58.8

Net sales	$510.8	$443.3	$1,489.4	$1,276.0

Long-Lived Assets
(in millions)	September 24,	December 31,
	2004	2003
United States	$160.7	$168.5
Europe	35.3	34.8
Latin America	20.5	32.8
Asia Pacific	4.7	5.5
Other	0.9	0.9

	222.1	242.5
Manufacturing operations	250.4	240.4
General corporate	389.5	343.8

Total	$862.0	$826.7

12.      Sales Tax Contingency

          In accordance with the Company’s interpretation of current law, the Company generally does not collect sales tax on sales of Botox® or Botox® Cosmetic in the Unites States. However, the Company believes that one or more states may seek to impose sales tax collection obligations on the Company’s sales of Botox® or Botox® Cosmetic to physicians and other

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

customers. If it is determined that the Company should collect sales tax in one or more states, the imposition and collection of sales tax on Botox® or Botox® Cosmetic could result in a substantial tax liability, and potential penalties and interest, for prior taxable periods. The imposition of sales tax on Botox® or Botox® Cosmetic could also adversely affect our sales or our product margins on Botox® or Botox® Cosmetic due to the increased cost associated with those products.

The Company is not currently aware of any asserted claims for sales tax liabilities for prior taxable periods. The Company intends to work with state taxing authorities in the normal course of business to ensure the proper interpretation and administration of sales tax regulations on sales of Botox® and Botox® Cosmetic. The Company has not recorded any accrued costs for potential unasserted claims for unpaid sales tax. The Company does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

13.      Subsequent Events

          Effective October 27, 2004, the Company’s board of directors approved certain restructuring activities related to the scheduled termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, Inc.(AMO). Under the manufacturing and supply agreement, which was entered into in connection with the June 2002 spin-off of AMO, the Company agreed to manufacture certain contact lens care products and VITRAX for AMO for a period of up to three years ending on June 30, 2005. As part of the termination of the manufacturing and supply agreement, the Company will eliminate certain manufacturing positions at its Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.

The Company anticipates that the additional pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement, which are expected to total between $24 million and $28 million, will be recorded beginning in the fourth quarter of 2004 and continue up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the additional restructuring charges are expected to be cash charges. The additional restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in the Company’s workforce by approximately 450 individuals. The workforce reduction will impact personnel in Europe, the United States and Latin America. The workforce reduction will begin in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter 2005. The additional restructuring costs are also expected to include approximately $4 million to $6 million associated with asset write-offs and other costs associated with the termination of the manufacturing and supply agreement. Certain restructuring charges related to asset disposal will be recorded through the fourth quarter of 2005.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On September 27, 2004, the Company entered into an agreement with Ista Pharmaceuticals, Inc. (Ista) to replace their previous Vitrase® product collaboration. As part of the new agreement, Ista reacquired all rights to market and sell Vitrase® for all uses in the United States and many other markets worldwide. The Company retained an option to commercialize Vitrase® for the posterior segment of the eye in Europe. Under the new agreement, Ista will pay the Company $10.0 million, of which $6.5 million was paid in October 2004, with the remainder payable subject to Ista’s completion of qualified financing. Ista will also make certain royalty payments to the Company on Ista’s U.S. sales of Vitrase® for use in the posterior segment of the eye.

ALLERGAN, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004

This financial review presents our operating results for the three and nine month periods ended September 24, 2004 and September 26, 2003, and our financial condition at September 24, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 24, 2004.

CRITICAL ACCOUNTING POLICIES

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates we use in applying our critical accounting policies.

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at September 24, 2004 and December 31, 2003 were $1.5 million and $1.2 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at September 24, 2004 and December 31, 2003 were $5.4 million and $6.3 million, respectively. Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The accruals for sales rebates and other incentive programs are based on estimates of the proportion of sales that are subject to such rebates and incentive programs. The amounts accrued for sales rebates and other

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

incentive programs at September 24, 2004 and December 31, 2003 were $60.0 million and $49.5 million, respectively. The increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at September 24, 2004 compared to December 31, 2003 and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, subject to such rebates and incentive programs.

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

The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2003 and our net periodic benefit costs for 2004 is 6.10%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2004 U.S. pre-tax pension benefit costs by approximately $1.4 million and increase our U.S. pension plans’

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

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

Valuation allowances against our deferred tax assets were $52.7 million at September 24, 2004 and $62.6 million at December 31, 2003. The decrease in the amount of valuation allowances at September 24, 2004 compared to December 31, 2003 is primarily due to a change in the estimated amount of R&D tax credits that we believe will be realized during the current year. The reduction in the valuation allowances recorded in the first nine months of 2004 is a component of the estimated annual effective tax rate. This change in estimate occurred due to improved clarity regarding the calculation of these credits provided by the completion of recent statutory audits and our improved domestic profitability, which we expect will allow a greater amount of R&D tax credits to be realized than previously estimated. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have reinvested or expect to reinvest these earnings permanently in such operations. At December 31, 2003, we had approximately $712 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. In particular, we are evaluating the law’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. We currently have no plans to change our policy regarding permanent reinvestment of unremitted earnings in our foreign operations. We are also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

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

During 2003, we acquired Oculex Pharmaceuticals, Inc., or Oculex, and Bardeen Sciences Company, LLC, or Bardeen, for aggregate purchase prices of approximately $223.8 million and $264.6 million, respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. The Oculex transaction was determined to be a business combination, while the Bardeen transaction was considered to be an asset acquisition and not a business combination.

We determined that the assets acquired from Oculex and Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and research and development personnel, our review of long-range product plans and our review of a valuation report prepared by an independent valuation specialist. The valuation specialist’s report reached a conclusion with regard to the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

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

OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,060 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

The following tables compare 2004 and 2003 net sales by product line and certain selected products for the three and nine month periods ended September 24, 2004 and September 26, 2003:

	Three months ended		Change in Net Sales			Percent Change in Net Sales
	Sept. 24,	Sept. 26,
(in millions)	2004	2003	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$285.4	$252.8	$32.6	$27.5	$5.1	12.9%	10.9%	2.0%
Botox/Neuromodulator	174.6	139.9	34.7	31.8	2.9	24.8%	22.7%	2.1%
Skin Care	24.8	29.2	(4.4)	(4.4)	—	(15.1)%	(15.1)%	—%

Total	484.8	421.9	62.9	54.9	8.0	14.9%	13.0%	1.9%
Other*	26.0	21.4	4.6	4.6	—	21.5%	21.5%	—%

Total net sales	$510.8	$443.3	$67.5	$59.5	$8.0	15.2%	13.4%	1.8%

Domestic	69.2%	69.3%
International	30.8%	30.7%

Selected Product Sales:
Alphagan P and Alphagan	$73.0	$71.4	$1.6	$0.4	$1.2	2.2%	0.6%	1.6%
Lumigan	60.3	46.8	13.5	12.3	1.2	28.8%	26.3%	2.5%
Other Glaucoma	4.6	5.5	(0.9)	(1.1)	0.2	(16.4)%	(20.0)%	3.6%
Restasis	24.1	10.7	13.4	13.5	(0.1)	125.2%	126.2%	(1.0)%
Tazorac, Zorac and Avage	18.8	22.3	(3.5)	(3.6)	0.1	(15.7)%	(16.1)%	0.4%

	Nine months ended		Change in Net Sales			Percent Change in Net Sales
	Sept. 24,	Sept. 26,
(in millions)	2004	2003	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$835.1	$727.1	$108.0	$87.7	$20.3	14.9%	12.1%	2.8%
Botox/Neuromodulator	502.2	406.1	96.1	85.1	11.0	23.7%	21.0%	2.7%
Skin Care	73.9	79.8	(5.9)	(6.0)	0.1	(7.4)%	(7.5)%	0.1%

Total	1,411.2	1,213.0	198.2	166.8	31.4	16.3%	13.8%	2.5%
Other*	78.2	63.0	15.2	15.0	0.2	24.1%	23.8%	0.3%

Total net sales	$1,489.4	$1,276.0	$213.4	$181.8	$31.6	16.7%	14.2%	2.5%

Domestic	69.4%	70.7%
International	30.6%	29.3%

Selected Product Sales:
Alphagan P and Alphagan	$204.7	$213.6	$(8.9)	$(13.3)	$4.4	(4.2)%	(6.2)%	2.0%
Lumigan	171.1	129.6	41.5	37.1	4.4	32.0%	28.6%	3.4%
Other Glaucoma	14.8	16.7	(1.9)	(2.8)	0.9	(11.4)%	(16.8)%	5.4%
Restasis	65.5	22.5	43.0	43.0	—	191.1%	191.1%	—
Tazorac, Zorac and Avage	53.9	58.9	(5.0)	(5.0)	—	(8.5)%	(8.5)%	—

* Other sales primarily consist of sales to Advanced Medical Optics, Inc. pursuant to a manufacturing and supply agreement entered into as part of the spin-off of Advanced Medical Optics, Inc. in June 2002.

The $8.0 million increase in net sales from the impact of foreign currency changes for the three month period ended September 24, 2004 was due

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound and Canadian dollar compared to the U.S. dollar. The $31.6 million increase in net sales from the impact of foreign currency changes for the first nine months of 2004 was due primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound, Canadian dollar and Brazilian real compared to the U.S. dollar.

The $67.5 million increase in net sales in the third quarter of 2004 compared to the third quarter of 2003 was primarily the result of increases in sales of our Botox® and eye care pharmaceuticals product lines and an increase in other non-pharmaceutical sales, partially offset by a decrease in sales of skin care products. Eye care pharmaceuticals sales increased in the third quarter of 2004 compared to the third quarter of 2003 primarily because of strong growth in sales of our glaucoma drug Lumigan®, growth in sales of Restasis®, our drug for the treatment of therapeutic dry eye disease, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer generation anti-infective, new product sales generated from Elestat™, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS™, our newer generation non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the U.S., and Acular®, our older generation anti-inflammatory. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from zero to nine percent, effective January 10, 2004. We increased the published U.S. list price for Lumigan® by five percent, and we left the price of Restasis® unchanged as of the same effective date. On May 29, 2004, we increased the published U.S. list price for Restasis® by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. The change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one and two months of our net sales.

Botox® sales increased in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of strong growth in demand in the United States and international markets for both therapeutic and cosmetic uses. During the second quarter of 2004, we launched Vistabel® in Spain and certain Scandinavian countries and Vistabex™ in Italy. Vistabel® and Vistabex™ are the trade names for Botox® Cosmetic in Europe and Italy, respectively. Effective December 22, 2003, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

seven percent, which we believe had a corresponding positive effect on our U.S. sales growth in 2004. We believe our worldwide market share for neuromodulators, including Botox®, is over 85%.

Skin care sales decreased in the third quarter of 2004 compared to the third quarter of 2003 primarily due to lower sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne. We increased the published U.S. list price for Tazorac® by nine percent effective January 10, 2004 and by an additional five percent effective July 31, 2004.

The $213.4 million increase in net sales in the first nine months of 2004 compared to the same 2003 period was primarily the result of an increase in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a decline in sales of skin care products. Eye care pharmaceuticals and Botox® sales increased primarily for the same reasons discussed in the analysis of the third quarter 2004 increase in net sales. For the first nine months of 2004, our Alphagan® franchise sales also decreased due to a general decline in U.S. wholesaler demand for Alphagan® P, market share erosion from generic Alphagan® competition and an increase in the ratio of Alphagan® P sales subject to Medicaid rebates in the United States. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. Botox® sales also benefited from strong sales growth in Europe, especially in France, Spain and Italy, as a result of the March 2003 launch in France of Vistabel® and the second quarter 2004 launches of Vistabel® and Vistabex™ in certain European countries, as well as an increase in sales of Botox® in smaller distributor markets serviced by our European export sales group. Skin care sales declined in the first nine months of 2004 compared to the first nine months of 2003 primarily due to lower sales of Avage®, which we launched in the U.S. in the first quarter of 2003, and a decrease in sales of Tazorac® in the United States.

The decrease in the percentage of U.S. sales as a percentage of total product net sales during the first nine months of 2004 compared to the same period in 2003 was primarily attributable to an increase in international eye care pharmaceuticals and Botox® sales, principally in Europe and Asia Pacific, as a percentage of total product net sales.

Our gross margin percentage for the third quarter of 2004 was 80.6% of net sales, which represents a 0.7 percentage point decrease from our gross margin percentage of 81.3% for the third quarter of 2003. The gross margin percentage for the nine months ended September 24, 2004 was 81.0% of net sales, which represents a 0.9 percentage point decrease from the 81.9% rate reported for the first nine months of 2003. Our gross margin percentage decreased in the third quarter of 2004 compared to the third quarter of

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

2003 primarily as a result of a decrease in gross margin percentage for eye care pharmaceuticals, the Botox® product line and skin care products, partially offset by an increase in gross margin percentage for contract manufacturing sales to Advanced Medical Optics, Inc. and an increase in the mix of Botox® sales. Net sales of Botox®, which generally have a higher gross margin percentage than our other pharmaceutical product lines, represented a greater percentage of third quarter 2004 sales compared to the third quarter of 2003. The gross margin percentage for eye care pharmaceuticals declined in the third quarter of 2004 compared to the third quarter of 2003 due to a higher ratio of U.S. sales subject to Medicaid rebates and other incentive programs and products with higher royalty rates payable to third parties, partially offset by a decrease in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for our Botox® product line experienced a decline in the third quarter of 2004 compared to the same period in 2003 due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for contract manufacturing sales improved primarily due to an increase in U.S. dollar denominated pricing allowed under the manufacturing and supply agreement with Advanced Medical Optics, Inc. at the beginning of our 2004 fiscal year. Gross margin in dollars increased in the third quarter of 2004 compared to the third quarter of 2003 by $51.2 million, or 14.2%, as a result of the 15.2% increase in net sales, partially offset by the 0.7 percentage point decrease in gross margin percentage.

Our gross margin percentage decreased in the first nine months of 2004 compared to the nine months ended September 26, 2003, primarily for the same reasons discussed in the analysis of the third quarter 2004 decrease in gross margin percentage, except that the gross margin percentage for eye care pharmaceuticals sales in the first nine months of 2004 compared to the first nine months of 2003 was also negatively impacted by an increase in the percentage of net sales derived from international sales, which generally have a lower gross margin percentage than U.S. sales. During the first nine months of 2004, the decrease in our gross margin percentage was also partially offset by certain annual contract manufacturing cost recoveries allowed under the manufacturing and supply agreement with Advanced Medical Optics, Inc.

We have historically recognized research service revenues and costs associated with various contract research and developmental arrangements. Research service revenues and costs have declined in 2004 compared to 2003 as a result of our acquisition of Bardeen Sciences Company, LLC, or Bardeen, in 2003. Prior to the Bardeen acquisition, we performed research and development services on compounds owned by Bardeen pursuant to a research and development services agreement between us and Bardeen. Since May 16, 2003, we have not been a party to any contract research and development arrangements similar to those previously reported.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative, or SG&A, expenses were $195.5 million, or 38.3% of net sales, in the third quarter of 2004 compared to $171.1 million, or 38.6% of net sales, in the third quarter of 2003. SG&A expenses for the first nine months of 2004 were $572.8 million, or 38.5% of net sales, compared to $526.2 million, or 41.2% of net sales, in the comparable 2003 period. The increase in SG&A expense dollars in the third quarter of 2004 compared to the third quarter of 2003 was primarily a result of higher selling expenses, principally personnel costs, and promotion expenses supporting the increase in consolidated sales, especially for Lumigan®, Restasis®, Zymar® and Botox® sales in the United States and Lumigan®, Botox®, Vistabel® and Vistabex™ sales in Europe, an increase in promotion costs associated with direct to consumer advertising in the U.S. for Restasis®, an increase in co-promotion costs related to sales of Elestat®, higher general and administrative expenses, primarily Sarbanes-Oxley compliance, corporate insurance, facilities and other finance function related costs, an increase in the loss on disposal of fixed assets, and lower miscellaneous royalty income. These increases were partially offset by a decrease in costs of providing product samples and information services expenses.

The increase in SG&A expense dollars in the first nine months of 2004 compared to the first nine months of 2003 was primarily a result of higher selling and marketing expenses, principally personnel costs, supporting the increase in consolidated sales, especially for Botox®, Restasis®, Lumigan® and Zymar® in the United States and Botox®, Vistabel®, Vistabex™ and Lumigan® sales in Europe, an increase in co-promotion costs related to sales of Elestat®, higher general and administrative expenses, primarily corporate insurance, Sarbanes-Oxley compliance, information services, facilities and legal costs, and an increase in the loss on disposal of fixed assets. These increases were partially offset by a decrease in promotion expenses due to the non-recurrence of costs associated with the product launches in 2003 of Restasis®, Zymar® and Avage® and a favorable $2.4 million settlement during the first quarter of 2004 relating to a patent dispute covering the use of botulinum toxin type B for cervical dystonia.

SG&A expenses in the third quarter and first nine months of 2004 were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe, compared to the same periods in 2003. As a percentage of net sales, SG&A expenses declined in the third quarter of 2004 compared to the third quarter of 2003, due primarily to lower promotion, marketing and general and administrative expenses as a percentage of net sales. As a percentage of net sales, SG&A expenses declined in the first nine months of 2004 compared to the same period in 2003, due primarily to lower promotion, selling and marketing expenses, as a percentage of net sales.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

Research and development expenses were $83.0 million, or 16.2% of net sales, in the third quarter of 2004 compared to $81.0 million, or 18.3% of net sales, in the third quarter of 2003. For the nine months ended September 24, 2004, research and development expenses were $257.6 million compared to $492.6 million for the first nine months of 2003. Research and development expenses for the nine months ended September 26, 2003 included a charge of $278.8 million related to acquired in-process research and development assets associated with the May 2003 purchase of Bardeen Sciences Company, LLC, which we determined were not yet complete and had no alternative uses in their current state. Excluding the effect of the $278.8 million charge in 2003, research and development expenses increased by $43.8 million to $257.6 million, or 17.3% of net sales, in the first nine months of 2004 compared to $213.8 million, or 16.8% of net sales, in the nine months ended September 26, 2003. Research and development spending increased in the third quarter of 2004 compared to the third quarter in 2003 primarily as a result of higher rates of investment in our Botox® product line and new technologies, partially offset by a decline in spending for skin care products. Research and development spending increased in the first nine months of 2004 compared to the same 2003 period, primarily as a result of higher rates of investment in our eye care and Botox® product lines and new technologies, partially offset by a small decline in spending for our skin care product line. Research and development spending in first nine months of 2004 compared to the same period in 2003 increased most significantly in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us which were acquired in 2003 from the acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc.

Operating income in the third quarter of 2004 was $133.2 million compared to operating income of $108.4 million for the third quarter of 2003. The $24.8 million increase in operating income was due primarily to the $51.2 million increase in gross margin, partially offset by the increase in SG&A expenses of $24.4 million and research and development expenses of $2.0 million. Our operating income in the first nine months of 2004 was $376.1 million compared to operating income of $27.4 million for the first nine months of 2003. The $348.7 million increase in operating income was due primarily to the $161.8 million increase in gross margin and the $235.0 million decrease in research and development expenses, partially offset by the increase in SG&A expenses of $46.6 million.

Total net non-operating expenses in the third quarter of 2004 were $0.7 million compared to expenses of $2.0 million in the third quarter of 2003. Interest income in the third quarter of 2004 was $2.6 million, unchanged from interest income of $2.6 million in the third quarter of 2003. During the third quarter of 2004, higher average cash equivalent balances earning interest of approximately $23 million were offset by a decline in average interest rates earned on all cash equivalent balances earning interest of approximately 0.20% in the third quarter of 2004 compared to the same

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

period in 2003. Interest expense increased $2.9 million to $6.8 million in the third quarter of 2004 compared to $3.9 million in the third quarter of 2003, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding zero coupon convertible senior notes, partially offset by lower other statutory interest expense. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our outstanding zero coupon convertible senior notes over the five year period from date of issuance to the first note holder put date in November 2007 instead of over the 20 year life of the notes. As a result, we recorded an adjustment for the cumulative difference in amortized debt issuance costs as of the beginning of the third quarter of 2004 of $3.1 million. The impact of this adjustment is immaterial to our consolidated financial statements for the three and nine month periods ended September 24, 2004 and September 26, 2003, respectively.

We recorded an unrealized loss on derivative instruments of $0.1 million in the third quarter of 2004 compared to an unrealized gain of $0.1 million in the third quarter of 2003. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Gain on investments in the third quarter of 2004 was zero compared to a gain of $0.2 million in the same period last year. Other, net income was $3.6 million in the third quarter of 2004 compared to net expenses of $1.0 million in the third quarter of 2003. In the third quarter of 2004, Other, net includes a gain of $5.0 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia, partially offset by net realized losses from foreign currency transactions of $1.3 million. Other, net in the third quarter of 2003 includes net realized losses from foreign currency transactions of $0.5 million and $0.4 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America.

Total net non-operating expenses in the first nine months of 2004 were $5.0 million compared to expenses of $4.0 million in the first nine months of 2003. Interest income in the first nine months of 2004 was $6.8 million compared to interest income of $10.7 million in the same period last year. The decrease in interest income in the first nine months of 2004 was primarily due to lower average cash equivalent balances earning interest of approximately $144 million in 2004 compared to 2003 and lower average interest rates earned on all cash equivalent balances earning interest of approximately 0.60%. Interest expense increased $2.0 million to $14.2 million in the first nine months of 2004 compared to $12.2 million in the first nine months of 2003, primarily due to an increase in the amortization of deferred debt issuance costs, as discussed in the analysis of the third quarter, partially offset by lower other statutory interest expense.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

During the first nine months of 2004, we recorded a net unrealized gain on derivative instruments of $0.1 million compared to a net unrealized loss of $0.9 million during the first nine months of 2003. Other, net income was $2.3 million for the first nine months of 2004 compared to Other, net expenses of $1.6 million for the nine months ended September 26, 2003. In the first nine months of 2004, Other, net includes net realized losses from foreign currency transactions of $3.3 million, a gain of $5.0 million for the receipt of a technology transfer fee, as discussed in the analysis of the third quarter, and a gain of $0.8 million realized from the settlement of a non-income tax dispute with Advanced Medical Optics, Inc. For the nine months ended September 26, 2003, Other, net includes $1.8 million of expenses related to accruals for the settlement of foreign tax compliance matters in Latin America and Europe, partially offset by net realized gains from foreign currency transactions of $0.9 million.

The effective tax rates for the third quarter and first nine months of 2004 were 30.4% and 28.5%, respectively, compared to the effective tax rates of 28.0% and (69.2)% for the third quarter and first nine months of 2003, respectively. Included in the provision for income taxes in the nine months ended September 24, 2004 is an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. Excluding the impact of the $6.1 million income tax benefit, our adjusted effective tax rate for the first nine months of 2004 was 30.2%. Included in the nine months ended September 26, 2003 is a $278.8 million pre-tax charge for in-process research and development associated with our acquisition of Bardeen Sciences Company. We recorded an income tax benefit for this charge of $100.8 million. Excluding the impact of the $278.8 million in-process research and development charge and related tax benefit of $100.8 million, our adjusted effective tax rate for the nine month period ended September 26, 2003 was 28.0%.

Our adjusted effective tax rate of 30.2% for the first nine months of 2004 increased 1.5 percentage points compared to our full year 2003 adjusted effective tax rate of 28.7%, which excludes the impact of in-process research and development charges of $458.0 million and related tax benefits of $100.8 million in 2003. The increase in our estimated annual effective tax rate in 2004 is primarily due to the expected mid-year 2004 expiration of the U.S. research and development tax credit and the fact that our 2003 rate reflected the benefit of reserves for tax audit settlements, which were released in 2003, partially offset by a positive tax rate effect from expected changes in the mix of our earnings during 2004 compared to 2003. On October 4, 2004, the Working Families Tax Relief Act of 2004 was enacted in the United States. This law extends the U.S. research and development tax credit from July 1, 2004 until December 31,2005.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

RESULTS OF OPERATIONS (Continued)

Because this change in tax law was not enacted until after the close of our 2004 third fiscal quarter, we cannot reflect the related positive impact to our estimated annual effective tax rate in our reported results until our 2004 fourth fiscal quarter. As a sensitivity measure, we believe the effect of this change in law will reduce our full year 2004 effective tax rate by approximately 0.6% on a stand alone basis ignoring the impact of any other changes in estimated tax provision assumptions that may occur during our 2004 fourth fiscal quarter. Our effective tax rate may be subject to fluctuations during the current fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate.

Net earnings in the third quarter of 2004 were $92.0 million compared to net earnings of $76.0 million for the same period last year. The $16.0 million increase in earnings in the third quarter of 2004 compared to the third quarter of 2003 was primarily the result of the increase in operating income of $24.8 million and the decrease in total net non-operating expenses of $1.3 million, partially offset by the increase in the provision for income taxes of $10.5 million.

Net earnings in the first nine months of 2004 were $264.6 million, compared to net earnings of $38.3 million for the same period last year. The $226.3 million increase in earnings in the first nine months of 2004 compared to the first nine months of 2003 was primarily the result of the increase in operating income of $348.7 million, partially offset by the increase in total net non-operating expenses of $1.0 million and an increase in the provision for income taxes of $122.0 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the nine months ended September 24, 2004 was $375.1 million compared to cash provided of $291.8 million for the nine months ended September 26, 2003. The increase in net cash provided by operating activities of $83.3 million was primarily due to the increase in earnings, including the effect of non-cash items, a decrease in interest paid, a decrease in other current assets and an increase in accrued expenses and other liabilities, accounts payable and income taxes payable. These increases in operating cash flow were partially offset by an increase in trade receivables, principally in the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

United States, an increase in inventories, primarily for eye care pharmaceuticals, Botox® and non-pharmaceutical products to be supplied to Advanced Medical Optics, Inc., and higher income taxes paid. In the first nine months of 2004 and 2003, we paid pension contributions of $4.9 million and $6.0 million, respectively, to our U.S. defined benefit pension plan. In 2004, we expect to pay contributions of between $13.6 million and $15.6 million to our U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million to our other postretirement plan.

At December 31, 2003, we disclosed consolidated unrecognized net actuarial losses of $134.8 million, which were included in our reported prepaid benefit cost. The unrecognized actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past three years. Unrecognized net actuarial gains or losses are evaluated annually by our actuaries for each of our pension and postretirement plans based on information at the plans’ annual measurement date. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2003, we expect the amortization of these unrecognized actuarial losses to increase our total pension costs by approximately $3 million in 2004, $5 million in 2005 and $6 million in 2006 compared to the amortization of approximately $3 million of unrecognized actuarial losses included in pension costs expensed in fiscal year 2003. The future amortization of the unrecognized actuarial losses is not expected to materially affect future pension contribution requirements.

Net cash used in investing activities in the first nine months of 2004 was $70.4 million. Net cash used in investing activities in the first nine months of 2003 was $324.7 million. Excluding the $251.8 million in net cash paid in connection with the acquisition of Bardeen Sciences Company, LLC, cash used in investing activities during the first nine months of 2003 would have been $72.9 million. We invested $64.0 million in new facilities and equipment during the nine months ended September 24, 2004 compared to $62.0 million during the same period in 2003. Other, net cash used in investing activities includes $4.9 million and $8.7 million to acquire software during the nine months ended September 24, 2004 and September 26, 2003, respectively. We currently expect to invest between $100 million and $110 million in construction costs for expansion of manufacturing capacity and laboratory facilities, and other property, plant and equipment during 2004. Although our 2005 budget is not final, we expect capital expenditures to be lower in 2005 than the amounts invested in 2004.

Net cash used in financing activities was $33.8 million in the first nine months of 2004 compared to cash used of $26.1 million in the first nine months of 2003. Dividends paid to stockholders were $35.5 million in the first nine months of 2004 compared to $35.2 million for the same period in 2003.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Effective October 27, 2004 our Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on December 9, 2004 to stockholders of record on November 10, 2004. Receipts from the sale of stock to employees were $80.0 million in the first nine months of 2004 compared to $39.9 million in the same period last year. During the first nine months of 2004, we repaid $2.7 million in notes payable compared to net borrowings of $6.6 million in the first nine months of 2003. During the first nine months of 2004, we repaid $10.4 million under our commercial paper arrangements and repurchased $65.2 million of treasury stock. We repurchased $37.4 million of treasury stock in the first nine months of 2003. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of September 24, 2004, we held approximately 3.0 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

As of September 24, 2004, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium-term note program, and an unused debt shelf registration statement that we may use for a new medium-term note program. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to approximately $27 million through 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium-term note program allows us to issue up to an additional $8.7 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants at September 24, 2004. As of September 24, 2004, we had no borrowings under our domestic committed credit facility or commercial paper program, $9.0 million in borrowings outstanding under our committed foreign line of credit, $12.6 million outstanding in borrowings under various foreign bank loans and $56.3 million in borrowings outstanding under the medium-term note program.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured and accrue interest at 1.25% annually, maturing on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels,

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of September 24, 2004, the conversion criteria had not been met. As a sensitivity measure, the dilutive effect from the assumed conversion of the Senior Notes would have been approximately 1.6 million and 1.7 million shares of common stock for the three and nine month periods ended September 24, 2004, respectively, if the closing price of our common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and any amounts above the accreted value were settled in common stock.

Holders of the Senior Notes may require us to purchase the Senior Notes on any one of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Pursuant to the supplemental indenture, we are required to pay cash for any Senior Notes purchased by us on any of these three dates. We may not redeem the Senior Notes before November 6, 2005, and prior to November 6, 2007 we may redeem all or a portion of Senior Notes for cash in an amount equal to their accreted value only if the price of our common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, we may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value.

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

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 24, 2004 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. In particular, we are evaluating the law’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. We currently have no plans to change our policy regarding permanent reinvestment of unremitted earnings in our foreign operations. We are also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

Our manufacturing and supply agreement with Advanced Medical Optics, Inc. is scheduled to terminate on June 28, 2005. We currently estimate that we will incur between $24 million and $28 million of additional restructuring costs associated with the termination of that agreement and related exit activities. We expect to begin incurring these costs in the fourth quarter of 2004 and expect to complete the additional restructuring activities by the end of the fourth quarter of 2005.

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

At September 24, 2004, we had approximately $20.1 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.2 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at September 24, 2004 and December 31, 2003.

	SEPTEMBER 24, 2004
	Maturing in							Fair Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	—	—	—	—	—	$100.0	$100.0
Weighted Average Interest Rate	1.55%	—	—	—	—	—	1.55%
Commercial Paper	531.1	—	—				531.1	531.1
Weighted Average Interest Rate	4.48%	—	—	—	—	—	4.48%
Foreign Time Deposits	51.7	—	—				51.7	51.7
Weighted Average Interest Rate	1.60%	—	—	—	—	—	1.60%
Other Cash Equivalents	27.8	—	—				27.8	27.8
Weighted Average Interest Rate	1.59%	—	—	—	—	—	1.59%
Total Cash Equivalents	$710.6	—	—	—	—	—	$710.6	$710.6
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	$512.0	$31.3	$25.0	$568.3	$676.7
Weighted Average Interest Rate	—	—	—	1.25%	3.56%	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.5	—	—	—	—	—	1.5	1.5
Weighted Average Interest Rate	13.25%	—	—	—	—	—	13.25%
Other Variable Rate (non-US$)	20.1	—	—	—	—	—	20.1	20.1
Weighted Average Interest Rate	1.97%	—	—	—	—	—	1.97%
Total Debt Obligations	$21.6	—	—	$512.0	$31.3	$25.0	$589.9	$698.3
Weighted Average Interest Rate	2.75%	—	—	1.25%	3.56%	7.47%	1.69%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	DECEMBER 31, 2003
	Maturing in							Fair Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.18%	—	—	—	—	—	1.18%
Commercial Paper	252.8	—	—	—	—	—	252.8	252.8
Weighted Average Interest Rate	1.07%	—	—	—	—	—	1.07%
Foreign Time Deposits	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$462.3	—	—	—	—	—	$462.3	$462.3
Weighted Average Interest Rate	1.25%	—	—	—	—	—	1.25%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	$507.3	$30.6	$25.0	$562.9	$674.7
Weighted Average Interest Rate	—	—	—	1.25%	3.56%	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.9	—	—	—	—	—	1.9	1.9
Weighted Average Interest Rate	11.89%	—	—	—	—	—	11.89%
Variable Rate (US$)	—	—	—	10.4	—	—	10.4	10.4
Weighted Average Interest Rate	—	—	—	1.05%	—	—	1.05%
Other Variable Rate (non-US$)	22.5	—	—	—	—	—	22.5	22.5
Weighted Average Interest Rate	2.04%	—	—	—	—	—	2.04%
Total Debt Obligations	$24.4	—	—	$517.7	$30.6	$25.0	$597.7	$709.5
Weighted Average Interest Rate	2.81%	—	—	1.25%	3.56%	7.47%	1.69%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of September 24, 2004 and December 31, 2003. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 24, 2004		December 31, 2003
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$5.8	1.23	$11.9	1.22
U.K. Pound	—	—	0.5	1.73

	$5.8		$12.4

Estimated fair value	$—		$(0.4)

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	September 24, 2004		December 31, 2003
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$4.9	1.34	$16.4	1.36
Mexican Peso	4.0	11.70	10.5	11.54
Australian Dollar	3.1	0.71	10.9	0.67
Brazilian Real	1.9	3.32	5.8	3.36
Euro	2.4	1.21	3.6	1.21
Japanese Yen	2.6	106.56	3.3	106.65

	$18.9		$50.5

Estimated fair value	$0.2		$1.0

Foreign currency sold cash options:
Euro	$—		$5.7	1.18

Estimated fair value	$—		$0.3

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

The pharmaceutical industry is highly competitive. This competitive environment requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively develop, test, and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, reputation, customer service and access to technical information. It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is currently attempting to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product.

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, we believe that Mentor Corporation intends to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Mexico. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, a German company is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin currently expected to be launched in Korea during 2004. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Botox® Cosmetic is a consumer product, trends may change and applicable laws may affect sales or product margins of Botox® or Botox® Cosmetic.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

Because Botox® and Botox® Cosmetic are pharmaceutical products, we generally do not collect or pay sales tax on sales of Botox® or Botox® Cosmetic. We could be required to collect and pay sales tax associated with prior, current or future years on sales of Botox® or Botox® Cosmetic. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay sales tax associated with current or future years on sales of Botox® or Botox® Cosmetic, our sales of, or our product margins on, Botox® or Botox® Cosmetic could be adversely affected due to the increased cost associated with those products.

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

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar® and Botox®, as well as FDA approval of new indications for products such as Botox®, Combigan®, our Lumigan®/Timolol combination, Inspire Pharmaceuticals’ diquafosol tetrasodium product for the treatment of dry eye, and the oral formulation of Tazorac®. We have allocated substantial resources to the development and introduction of new products and indications. New products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. For example, an FDA advisory panel recently voted against approval for the oral formulation of Tazorac®, and we subsequently received a non-approvable letter from the FDA for that product. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

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

Patent protection is generally important in the pharmaceutical industry. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

technology, we cannot assure you that others will not commercialize products substantially identical to those products. Generic drug manufacturers are currently challenging the patents covering certain of our products and we expect that they will continue to do so in the future. Our business also relies on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with third parties, including our partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, post-marketing clinical studies mandated by the FDA, adverse event reporting, labeling, advertising, marketing and promotion. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and criminal prosecution. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical or biologic products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation

     The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2004.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in our favor, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in our favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The parties have submitted their appeal briefs to the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal is scheduled for November 1, 2004. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit has been scheduled for December 20, 2004 and a settlement conference has been scheduled for April 6, 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against us of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial

Allergan, Inc.

Litigation (Continued)

in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of us and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against us and Dr. Klein.

On May 17, 2004, a complaint entitled “Utility Consumers Action Network v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of San Diego. The complaint names us and several other defendants. We were served with the complaint on July 15, 2004. The complaint alleges unfair business practices and untrue or misleading advertising in violation of the California Business and Professions Code.

On July 13, 2004, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application (NDA) under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim.

On August 4, 2004, a complaint entitled “The City of New York v. Allergan, Inc., et al.” was filed in the United States District Court for the Southern District of New York. The complaint names us and 43 other defendants. We were served with the complaint on August 26, 2004. The complaint alleges that the defendants inflated the average wholesale price of pharmaceuticals and reported false pricing information, which increased the cost of the city’s Medicaid program. The case is currently stayed pending a ruling on a motion in a related case.

On August 26, 2004, a complaint entitled “Tilley Apothecaries, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint names us and 12 other defendants. We were served with the complaint on August 30, 2004. The complaint alleges unfair business practices based upon a price fixing

Allergan, Inc.

Litigation (Continued)

conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a First Amended Complaint, making various modifications to the original complaint. A status conference is scheduled for November 10, 2004.

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

Allergan, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table discloses the purchases of our equity securities during the third fiscal quarter of 2004.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of	Shares that May
	Total Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
June 26, 2004 to July 31, 2004	25,000	$89.44	25,000	6,611,298
August 1, 2004 to August 31, 2004	470,700	$73.31	470,700	6,219,371
September 1, 2004 to September 24, 2004	0	N/A	0	6,219,371
Total	495,700	$74.12	495,700	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of September 24, 2004, the Company held approximately 3.0 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 5.	Other Information.

Other Information

          Effective October 27, 2004, our board of directors approved certain restructuring activities related to the scheduled termination of our manufacturing and supply agreement with Advanced Medical Optics, Inc.(AMO). Under the manufacturing and supply agreement, which was entered into in connection with the June 2002 spin-off of AMO, we agreed to manufacture certain contact lens care products and VITRAX for AMO for a period of up to three years ending on June 30, 2005. As part of the termination of the manufacturing and supply agreement, we will eliminate certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.

We anticipate that the additional pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement, which are expected to total between $24 million and $28 million, will be recorded beginning in the fourth quarter of 2004 and continue up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the additional restructuring charges are expected to be cash charges. The additional restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in our workforce by approximately

Allergan, Inc.

Other Information (Continued)

450 individuals. The workforce reduction will impact personnel in Europe, the United States and Latin America. The workforce reduction will begin in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter 2005. The additional restructuring costs are also expected to include approximately $4 million to $6 million associated with asset write-offs and other costs associated with the termination of the manufacturing and supply agreement. Certain restructuring charges related to asset disposal will be recorded through the fourth quarter of 2005.

Item 6.     Exhibits

–	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.11	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2004	ALLERGAN, INC.
/s/ Eric K. Brandt
Eric K. Brandt
Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibits

4.11	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350