Form 10-K
period 2004-12-31
ALLERGAN INC
filed 2005-03-09
CIK 850693

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2004
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
Yes ☑          No ☐.
      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $11,819 million on June 25, 2004, based upon the closing price on the New York Stock Exchange on such date.
      Common Stock outstanding as of February 25, 2005 — 134,254,772 shares (including 2,649,633 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

i

PART I

Item 1.	Business
General Development of Our Business
      Allergan, Inc. is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we develop and market aesthetic-related pharmaceuticals and over-the-counter products. Within these areas, we are an innovative leader in therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We are also focusing research and development efforts on new therapeutic areas, including gastroenterology, neuropathic pain and genitourinary diseases.
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
      In June 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business and our contact lens care products business. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc., or AMO, and issuing a dividend of AMO’s common stock to our stockholders. Our consolidated financial statements and related notes reflect the financial position, results of operations and cash flows of the optical medical device business as a discontinued operation.
      In October 2004, our board of directors approved certain restructuring activities related to the scheduled termination of our manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain products for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we will eliminate certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities. We anticipate that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between $24 million and $28 million and that there will be a reduction in our workforce of approximately 350 individuals.
      In January 2005, our board of directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development and commercial activities. Specifically, the restructuring anticipates moving key European research and development and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining our European commercial back office functions. Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/ labor organizations and local authorities. The restructuring steps to be implemented and their ultimate cost will depend in part on the outcome of such consultations and negotiations. We anticipate incurring restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. We currently estimate that the pre-tax charges and capital expenditures resulting from the restructuring will be between $50 million and $60 million. We also estimate that the restructuring will yield annual operating cost reductions of between $6 million and $9 million.
Our Business
      The following table sets forth, for the periods indicated, net sales from continuing operations for each of our specialty pharmaceutical product lines, earnings (loss) from continuing operations, domestic and international sales as a percentage of total net sales and domestic and international long-lived assets:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Net Sales by Product Line
Eye Care Pharmaceuticals	$1,137.1	$999.5	$827.3
Botox®/ Neuromodulator	705.1	563.9	439.7
Skin Care Products	103.4	109.3	90.2
Other(1)	100.0	82.7	27.8

Total	$2,045.6	$1,755.4	$1,385.0

Earnings (loss) from continuing operations	$377.1	$(52.5)	$64.0

Sales
Domestic	69.1%	70.4%	70.6%
International	30.9%	29.6%	29.4%
Long-Lived Assets
Domestic	$593.9	$573.8	$381.2
International	$287.1	$252.9	$225.2

(1)	Other sales primarily consist of sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that is scheduled to terminate in June 2005.
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
      Glaucoma. The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Inc., an independent research firm, our products for the treatment of glaucoma, including Alphagan®, Alphagan® P and Lumigan®, captured approximately 17% of the worldwide glaucoma market for the first nine months of 2004.
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
      Alphagan® and Alphagan® P combined were the third best selling glaucoma products in the world for the first nine months of 2004, according to IMS Health Inc. Combined sales of Alphagan® and Alphagan® P represented approximately 13% of our total consolidated sales in 2004, 16% of our total consolidated sales in 2003 and 18% of our total consolidated sales in 2002. In July 2002, based on the acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. In May 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., under which Kyorin agreed to be responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan’s ophthalmic specialty area. Kyorin agreed to incur associated costs and provided us with an up-front payment. Kyorin also agreed to make development and commercialization milestone payments to us, as well as royalty-based payments on product sales. We agreed to work collaboratively with Kyorin on overall product strategy and management. Kyorin subsequently sub-licensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. The marketing exclusivity period for Alphagan® P expired in the U.S. in September 2004, although we have a number of patents covering the Alphagan® P technology that extend to 2021 in the U.S. and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the first generic form of Alphagan® was approved by the U.S. Food and Drug Administration, or FDA. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information regarding litigation involving Alphagan®. Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is attempting to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. In May 2004, we filed a New Drug Application with the FDA for a new formulation of Alphagan® P. This New Drug Application remains pending.
      Lumigan® (bimatoprost ophthalmic solution) 0.03% is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. Sales of Lumigan® represented approximately 11% of our total consolidated sales in 2004, 10% of our total consolidated sales in 2003 and 9% of our total consolidated sales in 2002. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. We currently sell Lumigan® in over 40 countries worldwide. In May 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., under which Senju is responsible for the development and commercialization of Lumigan® in Japan’s ophthalmic specialty area. Senju will incur associated costs and provided us with an up-front payment. Senju will also make development and commercialization milestone payments to us, as well as royalty-based payments on product sales. We will work collaboratively with Senju on overall product strategy and management.
      In September 2001, we filed a New Drug Application with the FDA for a brimonidine and timolol combination designed to treat glaucoma. This New Drug Application remains pending. During the fourth quarter of 2003, we received approval from Health Canada for our brimonidine and timolol combination, which is marketed as Combigantm. In December 2004, we received our first European approval of Combigantm in Switzerland. In November 2003, we filed a New Drug Application with the FDA for a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. In August 2004, we announced that the FDA issued an approvable letter regarding the Lumigan® and timolol combination, setting out the conditions, including additional clinical investigation, that we must meet in order to obtain final FDA approval.
      Ocular Surface Disease. In December 2002, the FDA approved Restasis® (cyclosporine ophthalmic emulsion) 0.05%, the first and currently the only prescription therapy for the treatment of chronic dry eye disease. We launched Restasis® in the United States in April 2003. Dry eye disease is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of dry eye disease increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of dry eye disease. In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc. under which we obtained an exclusive license to develop and commercialize Inspire’s INS365 Ophthalmic in exchange for royalty payments to Inspire on sales of both Restasis® and, ultimately, INS365. INS365 completed Phase III clinical trials investigating its ability to relieve the signs and symptoms of dry eye disease by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production. In December 2003, the FDA issued an approvable letter for INS365 and also requested additional clinical data. In February 2005, Inspire announced that INS365 failed to demonstrate statistically significant improvement as compared to a placebo for the primary endpoint of the incidence of corneal clearing. Inspire also announced that INS365 achieved improvement compared to a placebo for a number of secondary endpoints, and that Inspire intends to file a New Drug Application amendment with the FDA by the end of the second quarter of 2005.
      Ophthalmic Inflammation. Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF® was the first, and currently remains the only, unit-dose, preservative-free topical non-steroidal anti-inflammatory drug in the United States. Acular PF® is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Acular® is the number one prescribed non-steroidal anti-inflammatory in the United States. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information regarding our successful patent infringement lawsuit against Apotex, Inc., et al. confirming the validity and enforceability of our intellectual property covering Acular®. Apotex, Inc. subsequently appealed that judgment and we are currently awaiting the United States Court of Appeals for the Federal Circuit’s ruling on the appeal.
      In June 2003, we received FDA approval of Acular LS®, a reformulated ketorolac 0.4% concentration, for the reduction of ocular pain, burning and stinging following corneal refractive surgery. We launched Acular LS® in the United States in August 2003.
      Our product Pred Forte® remains a leading topical steroid worldwide based on 2004 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.
      Ophthalmic Infection. A leading product in the ophthalmic anti-infective market is our Ocuflox®/ Oflox®/ Exocin® ophthalmic solution. Ocuflox® has no patent protection or marketing exclusivity and faces generic competition.
      In March 2003, we received FDA approval of Zymar® (gatifloxacin ophthalmic solution) 0.3%. Zymar® is the first fourth-generation fluoroquinilone to enter the market for the treatment of bacterial conjunctivitis. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. We launched Zymar® in the United States in April 2003. According to Verispan, an independent research firm, Zymar® was the number one ocular anti-infective prescribed by ophthalmologists in the United States in 2004.
      Allergy. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. Additionally, in October 2003, we received FDA approval of Elestattm (epinastine ophthalmic solution) 0.05%, for the prevention of itching associated with allergic conjunctivitis. In December 2003, we announced the execution of an agreement with Inspire Pharmaceuticals for the co-promotion of Elestattm in the United States within the ophthalmic specialty area and to allergists. Under the terms of the agreement, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestattm net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestattm. We have retained all international marketing and selling rights. We launched Elestattm in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestattm in the United States during 2004.
Neuromodulator
      Our neuromodulator product, Botox® (Botulinum Toxin Type A), is used for a wide variety of treatments which continue to expand. Botox® is accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to cosmetic facial aesthetics. There are currently in excess of 100 therapeutic and cosmetic uses for Botox® reported in medical literature. The versatility of Botox® is based on its localized treatment effect and approximately 16 years of safety experience in large patient groups. Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in over 70 countries for a broad range of indications. Sales of Botox® represented approximately 34%, 32% and 32% of our total consolidated sales in 2004, 2003 and 2002, respectively.
      Botox®. Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States are as follows:

•	blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over;

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck in adults, along with the associated pain; and

•	severe primary axillary hyperhidrosis (underarm sweating) that is inadequately managed with topical agents.
      In many countries outside of the United States and Japan, Botox® is also approved for treating blepharospasm, strabismus, cervical dystonia, hemifacial spasm, pediatric cerebral palsy, hyperhidrosis and post-stroke focal spasticity. We are currently pursuing new indication approvals for Botox® in the United States, Japan and Europe, including headache, post-stroke focal spasticity and overactive bladder.
      Botox® Cosmetic. The FDA approved Botox® in April 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Health Canada approved Botox® Cosmetic for similar use in Canada in April 2001. In 2004, we continued our previously launched direct-to-consumer marketing campaigns in Canada and the United States. These campaigns included television commercials and print advertising aimed at consumers and aesthetic specialty physicians. Currently, over 30 countries have approved the glabellar line indication for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, including Australia, Brazil, Canada, Denmark, France, Israel, Italy, Mexico, Norway, Poland, Portugal, Spain, Sweden, and Switzerland. In January 2005, we received a positive opinion from the European Union by way of the Mutual Recognition Process for Vistabel®. The positive opinion was received in all twelve concerned member states in which we filed, including, among others, Austria, Hungary, Greece, Belgium and Finland. We now sponsor training of aesthetic specialty physicians in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®.

Skin Care Product Line
      Our skin care product line focuses on the high growth, high margin segments of the acne and psoriasis markets, particularly in the United States and Canada.
      Tazarotene Products. We market Tazorac® gel in the United States for the treatment of plaque psoriasis, a chronic skin disease characterized by dry red patches, and acne. We also market the cream formulation of Tazorac® in the United States for the treatment of psoriasis and the topical treatment of acne. Under a co-promotion agreement for Tazorac® in the United States, PediaMed Pharmaceuticals, Inc. markets Tazorac® to the pediatric medical community and Proctor & Gamble markets Tazorac® to general practitioners. We market Tazorac® to dermatologists with our in-house sales force. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® in certain parts of Europe, the Middle East and Africa.
      In October 2002, we received FDA approval of Avage®. Avage® is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in January 2003.
      In November 2003, we filed a New Drug Application with the FDA for oral tazarotene for the treatment of moderate to very severe psoriasis. In July 2004, the FDA Joint Dermatologic & Opthalmic Drugs and Drug Safety & Risk Management Advisory Committee recommended against approval of this New Drug Application, and in September 2004, the FDA issued a non-approvable letter. The FDA listed three non-approvability issues for oral tazarotene for the treatment of moderate to very severe psoriasis: (1) the development of an acceptable risk management program; (2) completion of a non-inferiority study in severe psoriasis; and (3) satisfaction of an FDA deficiency letter regarding the manufacture of the oral tazarotene capsules. We intend to continue working with the FDA toward our goal of bringing oral tazarotene to patients suffering from psoriasis.
      In May 2004, we transferred certain rights to our pre-clinical programs and broad research portfolio in retinoid and rexinoid nuclear receptor compounds to Concurrent Pharmaceuticals, Inc., a privately held biopharmaceutical company. The clinical assets and compounds subject to the transaction included near-clinical compounds and were primarily derived from our retinoid program. The transaction was designed to provide Concurrent with a portfolio of development compounds and near-clinical candidates that would comprise a discovery engine with the potential to create a pipeline of product leads and follow-on programs. Under the terms of the transaction, we received equity in Concurrent, the right to designate one person to serve on Concurrent’s board of directors, as well as the right to receive future milestone and royalty payments. As part of the transaction, our retinoid receptor research team joined Concurrent.
      In January 2005, we launched Prevagetm antioxidant cream, the first and only clinically tested antioxidant that not only reduces the appearance of fine lines and wrinkles, but also provides protection against environmental factors including sun damage, air pollution and cigarette smoke. Representing the next generation of antioxidants, Prevagetm is a novel cosmeceutical containing 1% idebenone — a revolutionary, potent and effective new antioxidant. Prevagetm is marketed to physicians.
      Azelex®. Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne vulgaris. We market Azelex® cream primarily in the United States.
      M.D. Forte®. We also develop and market glycolic acid-based skin care products. Our M.D. Forte® line of alpha hydroxy acid products are marketed to physicians.
      Finacea®. In 2003 we entered into a collaboration with Intendis, Inc. (formerly known as Berlex, Inc.) to jointly promote Intendis’ topical rosacea treatment, Finacea® (azelaic acid gel 15%). Finacea® is the first new therapeutic class option to be approved by the FDA for the treatment of rosacea in more than a decade and has rapidly gained a leading position in the market.

Employee Relations
      At December 31, 2004, we employed approximately 5,030 persons throughout the world, including approximately 2,490 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.
International Operations
      Our international sales of specialty pharmaceutical products have represented 30.9%, 29.6% and 29.4% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
Sales and Marketing
      We maintain a global marketing team, as well as regional sales and marketing organizations. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, plastic surgeons and dermatologists who use, prescribe and recommend our products. We advertise in professional journals and have an extensive direct mail program of descriptive product literature and scientific information that we provide to specialists in the ophthalmic, dermatological and movement disorder fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2004, we also utilized direct-to-consumer advertising for our Botox® Cosmetic and Restasis® products.
      Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, pediatricians and plastic surgeons. As of December 31, 2004, we employed approximately 1,400 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.
      U.S. sales, including manufacturing operations, represented 69.1%, 70.4% and 70.6% of our consolidated product net sales in 2004, 2003 and 2002, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2004, 2003 and 2002 were 14.1%, 14.0% and 14.8%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2004, 2003 and 2002 were 13.0%, 14.2% and 13.3%, respectively, of our total consolidated product net sales. No other country, or single customer, generates over 10% of our total product net sales.
Research and Development
      Our global research and development efforts currently focus on eye care, skin care, neuromodulators, and neurology. We also have development programs in genitourinary diseases and gastroenterology. We have a fully integrated pharmaceutical research and development organization with in-house discovery programs, including medicinal chemistry, high throughput screening, and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.
      As of December 31, 2004, we had approximately 1,030 employees involved in our research and development efforts. Our research and development expenditures for 2004, 2003 and 2002 were approximately $345.6 million, $763.5 million and $233.1 million, respectively, including expenditures on in-process research and development in connection with our 2003 acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. Excluding in-process research and development expenditures, we have increased our annual investment in research and development by over $200 million in the past five years, dedicating approximately 20% of our investment in research and development to the discovery of new compounds. In 2004, we completed construction of a new $75 million research and development facility in Irvine, California, which will provide us with approximately 175,000 square feet of additional laboratory space. In 2004, we began construction on a new biologics facility on our Irvine, California campus. We expect that this facility will be completed in 2005 at an aggregate cost of approximately $50 million.
      Our strategy is to develop innovative products to address unmet medical needs. Our top priorities include furthering our leadership in the field of neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and macular edema, and developing novel therapies for pain, gastroenterology, and genitourinary diseases. We plan to continue to build on our strong market positions in therapeutic dry eye products and dermatology products for acne and psoriasis, and to explore new therapeutic areas that are consistent with our specialty pharmaceutical focus.
      Eye Care Research and Development. Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma, and dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel drug delivery technology for use with compounds to treat diseases, including macular edema and age-related macular degeneration. We have subsequently begun Phase III studies for macular edema associated with diabetes and retinal vein occlusion. In April 2004, we announced that we were also selected as a partner to supply our novel ophthalmic formulation of triamcinolone for two National Eye Institute-sponsored clinical trials on macular edema associated with diabetic retinopathy and retinal vein occlusion. Under the terms of the clinical trial agreement, we are responsible for all costs associated with drug development, manufacturing, pharmacokinetic studies, and regulatory aspects of the trials. In addition, we will pay a fee to the study coordinating centers for the conduct of the trials.
      Neuromodulator Research and Development. We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We are focused on both expanding the approved indications for Botox® and pursuing new neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, headache, brow furrow and urologic conditions including overactive bladder. In collaboration with the United Kingdom’s Health Protection Agency, formerly known as the Centre for Applied Microbiology & Research, we are focused on engineering neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing.
      Skin Care Research and Development. Our research and development team for our skin care business is working on expanding indications and formulations for tazarotene. As mentioned above, we filed a New Drug Application with the FDA in November 2003 for oral tazarotene for the treatment of moderate to very severe psoriasis. In July 2004, the FDA Joint Dermatologic & Opthalmic Drugs and Drug Safety & Risk Management Advisory Committee recommended against approval of this New Drug Application, and in September 2004, the FDA issued a non-approvable letter. The FDA listed three non-approvability issues for oral tazarotene for the treatment of moderate to very severe psoriasis: (1) the development of an acceptable risk management program; (2) completion of a non-inferiority study in severe psoriasis; and (3) satisfaction of an FDA deficiency letter regarding the manufacture of the oral tazarotene capsules. We intend to continue working with the FDA toward our goal of bringing oral tazarotene to patients suffering from psoriasis.
      In November 2002, we entered into a research collaboration and license agreement with Peplin Biotech Ltd. for the right to develop and commercialize PEP005 for the topical treatment of non-melanoma skin cancer and actinic keratosis. In June 2004, we filed Investigational New Drug Applications with the FDA for a topical formulation of PEP005 for the treatment of actinic keratosis, a pre-cancerous skin condition, and for basal cell carcinoma, the most common form of non-melanoma skin cancer. In October 2004, we mutually agreed with Peplin to discontinue our collaboration.
      Other Areas of Research and Development. We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as the use of alpha agonists for the treatment of neuropathic pain. Additionally, we are developing a novel proton pump inhibitor designed to reduce excess stomach acid secretion. In support of these two programs, we filed Investigational New Drug Applications with the FDA for a proton pump inhibitor pro drug for the treatment of gastrointestinal disease in June 2004 and for an alpha adrenergic agonist for the treatment of neuropathic pain in September 2004. These Investigational New Drug Applications remain pending.

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
Competition
      We face significant competition in all of our markets worldwide. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture. Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Pfizer, Novartis Ophthalmics and Merck & Co., Inc. These competitors have equivalent or, in most cases, greater resources than us. This enables them, among other things, to spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory agencies. Our skin care business competes against a number of companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, a joint venture between Nestle and L’Oreal, Medicis, Bristol-Myers Squibb, Schering-Plough Corporation and Johnson & Johnson, most of which have greater resources than us. With respect to neuromodulators, until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuti-

cals and now marketed by Solstice Neurosciences Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation has announced its intention to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current good manufacturing practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin that received exportation approval from Korean authorities in early 2005 and that is expected to be launched in Korea during 2005.
      In addition, competition from generic drug manufacturers is a major challenge in the United States and is growing internationally. In marketing our products to health care professionals, pharmacy benefits management companies, health care maintenance organizations, and various other national and regional health care providers and managed care entities, we compete primarily on the basis of product quality, product technology, price, reputation and access to technical information. We believe that we compete favorably in our product markets.
Government Regulation
      Cosmetics, drugs and biologics are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act with respect to drugs and the Public Health Services Act with respect to biologics, and by comparable agencies in a number of foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.
      The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application, which must become effective before clinical trials may begin; and performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and regulations for informed consent. Approval by the FDA of a New Drug Application, or NDA, is required prior to marketing a new drug, and approval of a Biologics License Application, or BLA, is required before a biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and effectiveness of the product based on results of product development, preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s current good manufacturing practices, or cGMPs, prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

      Once approved, the FDA may withdraw product approval if compliance with pre- and post-market regulatory standards is not maintained or if safety problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing clinical studies and surveillance programs to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies and programs. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, any modifications to the drug or biologic, including changes in indications, labeling, or manufacturing processes or facilities, may require the submission of a new or supplemental NDA or BLA, which may require that we develop additional data or conduct additional preclinical studies and clinical trials.
      Any products manufactured or distributed by us or our collaborators pursuant to FDA approvals are also subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Failure to comply with the statutory and legal requirements can subject a manufacturer to possible legal or regulatory action, including fines and civil penalties, suspension or delay in the issuance of approvals, seizure or recall of products, and withdrawal of approvals, any one or more of which could have a material adverse effect upon us.
      The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. A manufacturer can make only those claims relating to safety and efficacy that are approved by the FDA. The FDA has very broad enforcement authority under the Federal Food, Drug, and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Physicians may prescribe legally available drugs and biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.
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
      Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products were amended in May 2004 and are due to be implemented by October 2005. The new procedures are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.
      Among other countries, we currently sell Botox® in Japan, where the regulatory process is at least as equally complex as in the U.S. Pre-marketing approval and clinical studies are required, as is negotiated governmental pricing for pharmaceuticals. The regulatory regime for pharmaceuticals in Japan has historically been lengthy and costly, primarily because Japan required the repetition of all relevant clinical studies in Japan. Japan is in the process of implementing changes to comply with the International Conference on Harmonization, an agreement among Japan, the United States and the European Union to facilitate the registration of drugs utilizing data collected outside of the country. The timeline for completion of these changes and the rules during this transitional period are not certain. During this transitional period, registration of pharmaceutical products will remain unpredictable.
      The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Medicare Prescription Drug Modernization Act of 2003 imposed certain reimbursement restrictions on our products in the United States. These reimbursement restrictions or other price reductions or controls could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain and the United Kingdom. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.
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
Patents, Trademarks and Licenses
      We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents relating to Lumigan®, Acular® and Alphagan® P, no one patent or license is currently of material importance in relation to our overall sales. The U.S. compound and ophthalmic use patents covering Lumigan® currently expire in 2012. An application is pending with the U.S. Patent and Trademark Office for a patent term extension for Lumigan®. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in 2009; and in 2008 in Europe. The U.S. patents covering the commercial formulation of Alphagan® P expire in 2012 and 2021; and in 2009 in Europe, with corresponding patents pending.
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
      We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current intellectual property litigation.
      We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products.
Environmental Matters
      We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.
Seasonality
      Our business, taken as a whole, is not materially affected by seasonal factors, although we have noticed an historical trend with respect to sales of our Botox® product. Specifically, sales of Botox® have tended to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter have tended to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive additional cosmetic treatments prior to the holiday season.
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
      Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation has announced its intention to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin that received exportation approval from Korean authorities in early 2005 and that is expected to be launched in Korea during 2005. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Botox® Cosmetic is a consumer product; trends may change and applicable laws may affect sales or product margins of Botox® or Botox® Cosmetic.
      Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports and entertainment regarding the efficacy, safety or side effects of

Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted by these reports and other reasons, including the use of unapproved botulinum toxins that result in injury, which may cause demand to decline.
      Demand for Botox® Cosmetic may be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for Botox® Cosmetic could be adversely affected.
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
      Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar® and Botox®, as well as FDA approval of new indications for Botox®, and new products such as Combigantm, our Lumigan®/Timolol combination, Posurdex® and the oral formulation of tazarotene. We have allocated substantial resources to the development and introduction of new products and indications. For our business model to be successful, new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. For example, in July 2004 an FDA advisory panel voted against approval for the oral formulation of tazarotene, and in September 2004 we received a non-approvable letter from the FDA for that product. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

•	a determination that the new indication or product candidate is not safe and effective;
•	the FDA may interpret our preclinical and clinical data in different ways than we do;
•	the FDA may not approve our manufacturing processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.
      In connection with our 2003 acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc., we acquired the right to continue researching and developing certain compounds and products, respectively, for commercialization. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be able to be commercialized on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer and our stock price to decrease. We cannot assure you that new products or indications will be successfully developed, will receive regulatory approval or will achieve market acceptance. Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed.

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
      We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. If we experience difficulties acquiring sufficient quantities of these materials from our existing suppliers, or if our suppliers are found to be non-compliant with the cGMPs, obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply products, which could cause our sales and profitability to decline.

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
      In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The former Secretary of Health and Human Services did not make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation recently conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not yet announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some already have implemented such plans.
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
      The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims and lawsuits. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not experience material losses due to product liability claims, lawsuits, product recalls or corrections.
      Additionally, our products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

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
      Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

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

      Any of these factors, or any other international factors, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we can successfully manage these risks or avoid their effects.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses and losses or prevent us from selling our products.
      Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In the event we discover that we may be infringing third party patents, licenses from those third parties may not be available on commercially attractive terms or at all. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current intellectual property litigation.

The consolidation of drug wholesalers could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.
      We sell our pharmaceutical products primarily through wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through the implementation of fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

We may acquire companies in the future and these acquisitions could disrupt our business.
      As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.
      Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including

Allergan, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s cGMP regulations. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs and other FDA regulations. We also need to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.
      The process for obtaining governmental approval to manufacture pharmaceutical products is rigorous, typically takes many years and is costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. We may fail to obtain approval from FDA or other governmental authorities for our product candidates, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy rigorous efficacy, safety and manufacturing quality standards. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.
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

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
      Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare,

Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.
      Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For example, we and several other pharmaceutical companies are currently subject to suits by governmental entities in several jurisdictions, including Massachusetts, New York and Alabama alleging that we and these other companies, through promotional, discounting, and pricing practices reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report best prices as required by federal and state rebate statutes, resulting in the plaintiffs overpaying for certain medications.

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
      Outside of the United States, we own and operate two facilities for manufacturing and warehousing. One such facility is located in Brazil and the other facility is located in Ireland. Other material facilities include leased facilities for administration, warehousing and research and development in Japan; leased facilities for administration in Australia, Brazil, Canada, Germany, Hong Kong, Ireland, Italy, Spain and the United Kingdom; and owned facilities for administration and research and development in France.

Item 3.	Legal Proceedings
      We are involved in various lawsuits and claims arising in the ordinary course of business.
      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in our favor, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in our favor. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the

Federal Circuit. Oral argument on the appeal took place on November 1, 2004 and we are currently awaiting the Court of Appeals’ ruling on that appeal. If the court reversed the judgment in our favor, Acular® could face immediate generic competition. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference has been scheduled for April 6, 2005.
      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against us of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of us and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against us and Dr. Klein. On November 29, 2004, Irena Medavoy filed a Motion for New Trial. On December 16, 2004, the court denied Irena Medavoy’s Motion for a New Trial. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles.
      On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United Stated District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against us for declaratory relief, intentional interference with contractual and economic relations, unfair competition under federal and Utah law, and injunctive relief, based on allegations that we interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, we filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, declaratory relief, and trademark infringement and dilution, and alleging that Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” are false and misleading. On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain us from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part our motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss our claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. Trial is scheduled for August 1, 2005.
      On October 31, 2003, we filed a complaint entitled “Allergan, Inc. v. Mark B. McClellan, et al.” in the United States District Court for the District of Columbia. The complaint for declaratory judgment and injunctive relief alleges that the FDA improperly classified our drug Restasis® as an antibiotic. On December 29, 2003, we filed a Motion for Summary Judgment. On January 19, 2005, the court issued a Memorandum Opinion dismissing our complaint on the grounds that the FDA properly interpreted and applied the statutory definition of an antibiotic drug in determining that Restasis® is an antibiotic.
      On July 13, 2004, we received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application, or NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim. A claim construction hearing is scheduled for June 7, 2005. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic NDA is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
      On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, which names us and 12 other defendants, alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a first amended complaint, making various modifications to the original complaint. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. The hearing on the demurrer was held on January 27, 2005. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants demurrer and granting plaintiffs leave to further amend the first amended complaint.
      We are involved in various other lawsuits and claims arising in the ordinary course of business, including suits we have previously reported, such as “Utility Consumers Action Network v. Allergan, Inc., et al.”, “William Fisk Bothwell v. Allergan, Inc., et al.” and “The City of New York v. Allergan, Inc., et al.” These and other matters are, in the opinion of our management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.
      Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which we are a party or the impact on us of an adverse ruling in such matters.

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

	2004			2003

Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$75.65	$90.21	$0.09	$56.60	$71.53	$0.09
Second	83.13	92.61	0.09	66.81	81.55	0.09
Third	69.05	90.36	0.09	75.82	81.80	0.09
Fourth	66.78	82.10	0.09	71.65	81.48	0.09
      Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”
      The approximate number of stockholders of record was 6,200 as of February 8, 2005.

      On January 25, 2005, our board of directors declared a cash dividend of $0.10 per share, payable March 10, 2005 to stockholders of record on February 14, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information included under Item 12 of Part III of this report is hereby incorporated by reference into this Item 5 of Part II of this report.
Issuer Purchases of Equity Securities
      The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2004.

				Total Number of	Maximum Number (or
				Shares Purchased	Approximate Dollar
	Total Number			as Part of Publicly	Value) of Shares that may
	of Shares	Average Price		Announced Plans	yet be Purchased Under
Period	Purchased(1)	Paid per Share		or Programs	the Plans or Programs(2)

September 25, 2004 to October 31, 2004	0	$	N/A	0	6,239,993
November 1, 2004 to November 30, 2004	0	$	N/A	0	6,301,659
December 1, 2004 to December 31, 2004	0	$	N/A	0	6,362,495
Total	0	$	N/A	0	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2004, the Company held approximately 2.8 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in millions, except per share data)
Summary of Operations
Product net sales	$2,045.6	$1,755.4	$1,385.0	$1,142.1	$992.1
Research service revenues (primarily from a related party through April 16, 2001)	—	16.0	40.3	60.3	62.9
Operating costs and expenses:
Cost of product sales	386.7	320.3	221.7	198.1	197.7
Cost of research services	—	14.5	36.6	56.1	59.4
Selling, general and administrative	778.9	697.2	623.8	481.0	410.3
Research and development	345.6	763.5	233.1	227.5	165.7
Technology fees from related party	—	—	—	(0.7)	(3.1)
Legal settlement	—	—	118.7	—	—
Restructuring charge (reversal) and asset write-offs, net	7.0	(0.4)	62.4	(1.7)	0.2

Operating income (loss)	527.4	(23.7)	129.0	242.1	224.8
Non-operating income (loss)	4.7	(5.8)	(39.2)	18.2	10.8

Earnings (loss) from continuing operations before income taxes and minority interest	532.1	(29.5)	89.8	260.3	235.6
Earnings (loss) from continuing operations	377.1	(52.5)	64.0	171.2	165.9
Earnings from discontinued operations	—	—	11.2	54.9	49.2
Net earnings (loss)	$377.1	$(52.5)	$75.2	$224.9	$215.1
Basic earnings (loss) per share:
Continuing operations	$2.87	$(0.40)	$0.49	$1.30	$1.27
Discontinued operations	—	—	0.09	0.42	0.38
Diluted earnings (loss) per share:
Continuing operations	$2.82	$(0.40)	$0.49	$1.29	$1.24
Discontinued operations	—	—	0.08	0.40	0.37

Cash dividends per share	$0.36	$0.36	$0.36	$0.36	$0.32

Financial Position
Current assets	$1,376.0	$928.2	$1,200.2	$1,114.8	$1,097.4
Working capital	916.4	544.8	796.6	710.4	752.1
Total assets	2,257.0	1,754.9	1,806.6	2,046.2	1,971.0
Long-term debt	570.1	573.3	526.4	444.8	484.3
Total stockholders’ equity	1,116.2	718.6	808.3	977.4	873.8
      The financial data above has been recast to reflect the results of operations and financial positions of our ophthalmic surgical and contact lens care businesses as a discontinued operation. The results of operations for our discontinued operations include allocations of certain Allergan expenses to those operations. These amounts have been allocated on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This financial review presents our operating results for each of the three years in the period ended December 31, 2004, and our financial condition at December 31, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 1 of Part I of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.
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

Revenue Recognition
      We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.3 million and $1.2 million at December 31, 2004 and 2003, respectively. Provisions for cash discounts deducted from consolidated sales in 2004, 2003 and 2002, were $22.5 million, $20.0 million and $16.8 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at December 31, 2004 and 2003 were $5.8 million and $6.5 million, respectively. Provisions for sales returns deducted from consolidated sales were $25.4 million, $28.2 million and $18.9 million in 2004, 2003 and 2002, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
      Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebates and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at December 31, 2004 and 2003 were $61.4 million and $51.6 million, respectively. The $9.8 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at December 31, 2004 compared to December 31, 2003 and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, subject to such rebates and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $144.7 million, $123.5 million and $105.4 million in 2004, 2003 and 2002, respectively. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $2 million to $3 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
      We recognize as other income, license fees based upon the facts and circumstances of each licensing agreement. In general, we recognize income upon the signing of a license agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after granting the license. We defer income under license agreements when we have further obligations that indicate that a separate earnings process has not culminated.

Pensions
      We sponsor various pension plans in the U.S. and abroad in accordance with local laws and regulations. Our pension plans in the U.S. account for a large majority of our pension plans’ net periodic benefit costs and projected benefit obligations. In connection with these plans, we use certain actuarial assumptions to determine the plans’ net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.
      Our assumption for the expected long-term rate of return on assets in our U.S. pension plan to determine the net periodic benefit cost is 8.25% for 2004, which is the same rate used for 2003 and 1.25 percentage points lower than our 2002 expected rate of return of 9.50%. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the return on assets assumption would increase our expected 2005 U.S. pre-tax pension benefit cost by approximately $0.7 million.
      The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2004 is 5.95%, which represents a 0.15 percentage point decline from our December 31, 2003 rate of 6.10%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2005 U.S. pre-tax pension benefit costs by approximately $1.6 million and increase our U.S. pension plans’ projected benefit obligations at December 31, 2004 by approximately $13.1 million.

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
      Valuation allowances against our deferred tax assets were $51.9 million and $74.1 million at December 31, 2004 and 2003, respectively. The decrease in the amount of valuation allowances at December 31, 2004 compared to December 31, 2003 is primarily due to a change in the estimated amount of R&D tax credit carryforwards that we believe will be realized during the current year. This change in estimate occurred due to improved clarity regarding the calculation of these credits provided by the completion of recent statutory audits and our improved domestic profitability, which we expect will allow a greater amount of R&D tax credit carryforwards to be realized than previously estimated. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.
      We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings permanently in such operations. At December 31, 2004, we had approximately $1,011 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.
      On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was enacted in the United States. We are currently evaluating the impact of the Act on our operations and our effective tax rate. In particular, we are evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. At this time, we have not completed our evaluation. We expect to complete our evaluation by the end of our third fiscal quarter 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation is currently between zero and $674 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. We are also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, we are unable to determine the effect of this new deduction on our future provision for income taxes, but we do not believe that it will have a material effect on our 2005 consolidated financial statements.

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
      During 2003, we acquired Oculex Pharmaceuticals, Inc., or Oculex, and Bardeen Sciences Company, LLC, or Bardeen, for aggregate purchase prices of approximately $223.8 million and $264.6 million, respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the respective transaction dates. The Oculex transaction was determined to be a business combination, while the Bardeen transaction was considered to be an asset acquisition and not a business combination. Accordingly, we have provided pro forma financial information in our financial statements to reflect the effect of the Oculex transaction on our historical operating results, but have not done so for the Bardeen transaction. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.
      We determined that the assets acquired from Oculex and Bardeen consisted principally of incomplete in-process research and development and that these projects had no alternative future uses in their current state. We reached this conclusion based on discussions with our business development and research and develop-

ment personnel, our review of long-range product plans and our review of a valuation report prepared by an independent valuation specialist. The valuation specialist’s report reached a conclusion with regard to the fair value of the in-process research and development assets in a manner consistent with principles prescribed in the AICPA practice aid, Assets Acquired in a Business Combination to Be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries. In connection with the acquisition of Oculex, we determined that the assets acquired also included a proprietary technology drug delivery platform which was separately valued and capitalized as core technology. We reached this conclusion based on our determination that the acquired technology had alternative future uses in its current state. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
Discontinued Operations
      In June 2002, we completed the spin-off of our optical medical device business to our stockholders. The optical medical device business consisted of two businesses: our ophthalmic surgical products business and our contact lens care product business. The spin-off was effected by contributing our optical medical device business to a newly formed subsidiary, AMO, and issuing a dividend of AMO’s common stock to our stockholders. Our consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.
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
      The following table sets forth selected financial data of our discontinued operations.
Selected Financial Data for Discontinued Operations

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Net sales	$—	$—	$251.7
Earnings from discontinued operations, net of tax	—	—	11.2
      Through the end of 2002, actual costs incurred by us related to the AMO spin-off, including restructuring and duplicate operating expenses, were approximately $104.7 million, including $4.4 million of costs incurred prior to 2002. This amount excludes $14.3 million in costs incurred in 2002 that were allocated to discontinued operations. During 2004 and 2003, we reversed approximately $0.1 million and $0.4 million, respectively, of our restructuring charge related to the AMO spin-off due to adjustments to certain estimated amounts and also paid $18.7 million for various taxes, net of amounts associated with a tax sharing agreement with AMO, related to intercompany purchases of assets by AMO prior to the spin-off that were deferred and charged to retained earnings as part of the dividend of AMO stock to our stockholders.
      Additionally, we believe we have incurred approximately $15 million to $20 million of additional annual net costs associated with dissynergies, contract manufacturing arrangements and changes to cost and debt capital structure as a result of the separation of AMO from us. We began to incur these additional costs during the second half of 2002, and they are not reflected in our results of continuing operations for the first half of 2002.
      Our manufacturing and supply agreement with AMO is scheduled to terminate in June 2005. We currently estimate that we will incur between $24 million and $28 million of additional restructuring costs associated with the termination of that agreement and related exit activities. We began to incur these costs in the fourth quarter of 2004, and we recorded a restructuring charge of $7.1 million in 2004. We expect to complete the additional restructuring activities associated with the AMO spin-off by the end of the fourth quarter of 2005. See Note 3, “Restructuring Charges and Asset Write-offs and Duplicate Operating Expenses,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of the termination of the manufacturing and supply agreement with AMO.
Continuing Operations
      Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,030 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
Results of Continuing Operations
      We operate our business on the basis of a single reportable segment — specialty pharmaceuticals. We currently produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers. The following discussion reflects our results of continuing operations, unless otherwise indicated.
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

      The following tables compare net sales by product line and certain selected products for the years ended December 31, 2004, 2003 and 2002:

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2004	2003	Total	Performance	Currency	Total	Performance	Currency

	(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$1,137.1	$999.5	$137.6	$111.1	$26.5	13.8%	11.1%	2.7%
Botox/ Neuromodulator	705.1	563.9	141.2	126.2	15.0	25.0%	22.4%	2.7%
Skin Care	103.4	109.3	(5.9)	(6.0)	0.1	(5.4)%	(5.5)%	0.1%

Total	1,945.6	1,672.7	272.9	231.3	41.6	16.3%	13.8%	2.5%
Other*	100.0	82.7	17.3	17.0	0.3	20.9%	20.6%	0.4%

Total net sales	$2,045.6	$1,755.4	$290.2	$248.3	$41.9	16.5%	14.1%	2.4%

Domestic	69.1%	70.4%
International	30.9%	29.6%
Selected Product Sales:
Alphagan P, Alphagan and Combigan	$268.9	$286.8	$(17.9)	$(23.2)	$5.3	(6.2)%	(8.1)%	1.8%
Lumigan	232.9	181.3	51.6	45.7	5.9	28.5%	25.2%	3.3%
Other Glaucoma	19.1	22.7	(3.6)	(4.8)	1.2	(15.9)%	(21.1)%	5.3%
Restasis	99.8	38.3	61.5	61.5	—	160.6%	160.6%	n/a
Tazorac, Zorac and Avage	75.1	80.3	(5.2)	(5.3)	0.1	(6.5)%	(6.6)%	0.1%

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2003	2002	Total	Performance	Currency	Total	Performance	Currency

	(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$999.5	$827.3	$172.2	$142.1	$30.1	20.8%	17.2%	3.6%
Botox/ Neuromodulator	563.9	439.7	124.2	108.8	15.4	28.2%	24.7%	3.5%
Skin Care	109.3	90.2	19.1	18.8	0.3	21.2%	20.8%	0.4%

Total	1,672.7	1,357.2	315.5	269.7	45.8	23.2%	19.9%	3.3%
Other*	82.7	27.8	54.9	54.8	0.1	197.5%	197.1%	0.4%

Total net sales	$1,755.4	$1,385.0	$370.4	$324.5	$45.9	26.7%	23.4%	3.3%

Domestic	70.4%	70.6%
International	29.6%	29.4%
Selected Product Sales:
Alphagan P, Alphagan and Combigan	$286.8	$248.5	$38.3	$30.4	$7.9	15.4%	12.2%	3.2%
Lumigan	181.3	123.0	58.3	51.8	6.5	47.4%	42.1%	5.3%
Other Glaucoma	22.7	24.6	(1.9)	(3.6)	1.7	(7.7)%	(14.6)%	6.9%
Restasis	38.3	—	38.3	38.3	—	n/a	n/a	n/a
Tazorac, Zorac and Avage	80.3	62.1	18.2	18.1	0.1	29.3%	29.1%	0.2%

*	Other sales primarily consist of sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that is scheduled to terminate in June 2005.
      The $41.9 million increase in net sales from the impact of foreign currency changes in 2004 compared to 2003 was due primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound, Canadian dollar and Brazilian real compared to the U.S. dollar. The $45.9 million increase in net sales from the impact of foreign currency changes in 2003 compared to 2002 was due primarily to the strengthening of the euro, Canadian dollar, Australian dollar and Japanese yen, partially offset by weakness in the Brazilian real and other Latin American currencies compared to the U.S. dollar.
      The $290.2 million increase in net sales in 2004 compared to 2003 was primarily the result of an increase in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a decline in sales of our skin care products. Eye care pharmaceuticals sales increased in 2004 compared to 2003 primarily because of strong growth in sales of our glaucoma drug, Lumigan®, especially in the U.S. and Europe, growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer anti-infective, new product sales generated from Elestattm, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS®, our newer generation non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, and Acular®, our older generation anti-inflammatory. Our Alphagan® franchise sales also decreased in 2004 compared to 2003 due to a general decline in U.S. wholesaler demand for Alphagan® P, market share erosion from generic Alphagan® competition and an increase in the ratio of Alphagan® P sales subject to Medicaid rebates in the United States. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. The first generic formulation of Alphagan® was approved by the FDA in the second quarter of 2003 and the second generic formulation of Alphagan® was approved by the FDA in the third quarter of 2003. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from zero to nine percent, effective January 10, 2004. We increased the published U.S. list price for Lumigan® by five percent, and we left the price of Restasis® unchanged as of the same effective date. On May 29, 2004, we increased the published U.S. list price for Restasis® by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. At December 31, 2004, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was below our stated policy levels. We expect the wholesaler inventory levels of our products to return to our normal policy levels during the first six months of 2005, which may create above average U.S. wholesaler demand for our products in the first six months of 2005 compared to demand experienced in the first six months of 2004.
      Botox® sales increased in 2004 compared to 2003 primarily as a result of strong growth in demand in the United States and international markets for both therapeutic and cosmetic uses. Based on internal information, we estimate that in 2004 Botox® therapeutic sales accounted for approximately 58% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 42% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales grew approximately 20% and 30%, respectively, in 2004 compared to 2003. Effective December 22, 2003, we increased the published list price for Botox® and Botox® Cosmetic in the United States by approximately seven percent, which we believe had a corresponding positive effect on our U.S. sales growth in 2004. International Botox® sales also benefited from strong sales growth in Europe, especially in France, Spain and Italy, as a result of the March 2003 launch in France of Vistabel® and the second quarter 2004 launches of Vistabel® in Spain and certain Scandinavian countries and Vistabextm in Italy, as well as an increase in sales of Botox® in smaller distributor markets serviced by our European export sales group. Vistabel® and Vistabextm are the trade names for Botox® Cosmetic in Europe and Italy, respectively. We believe our worldwide market share for neuromodulators, including Botox®, is over 85%.
      Skin care sales declined in 2004 compared to 2003 primarily due to a decrease in sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne, and lower sales of Avage®, which we launched in the U.S. in the first quarter of 2003. Tazorac® sales declined primarily due to excess in-channel inventory at the end of 2003, which we believe was principally at the retail pharmacy level. This type of excess in-channel inventory is difficult to detect from all sources of available market data. We increased the published U.S. list price for Tazorac® and Avage® by nine percent effective January 10, 2004 and by an additional five percent effective July 31, 2004.
      The $370.4 million increase in net sales in 2003 compared to 2002 was the result of increases in sales in all three product lines, and an increase in other non-pharmaceutical product sales, which consist primarily of contract manufacturing sales to AMO. Eye care pharmaceutical net sales increased in 2003 compared to net sales in 2002 primarily because of strong growth in sales of our glaucoma drug Lumigan®, our Alphagan® ophthalmic solutions product line for glaucoma, which includes both Alphagan® P and Alphagan®, new product sales of $38.3 million generated from the second quarter 2003 initial launch of Restasis®, growth in sales of eye drop products, primarily Refresh®, and a net increase in sales of other eye care pharmaceutical products. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published prices for certain of our eye care pharmaceutical products in the U.S. effective April 5, 2003. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. During 2003, U.S. sales of Ocuflox®, an older anti-infective, began to decline in the third quarter as sales of Zymar®, a newer anti-infective, grew substantially. In future periods, we expect sales of Ocuflox® to continue to decline as sales of Zymar® continue to increase and as generic competition increases for Ocuflox® in the United States.
      Botox® sales increased in 2003 compared to 2002 as a result of strong growth in both the United States and international markets. In 2003, therapeutic sales accounted for approximately 60% of total Botox® net sales, and cosmetic sales accounted for approximately 40% of total Botox® net sales. Both therapeutic and cosmetic net sales grew approximately 25% in constant currency in 2003 compared to 2002. International Botox® sales growth in 2003 compared to 2002 benefited from the March 2003 launch in France of Vistabel®, the European trade name for Botox® Cosmetic. Effective December 1, 2002, we increased the published list price for Botox® and Botox® Cosmetic in the U.S. by approximately six percent, which had a corresponding positive effect on our U.S. sales growth in 2003. We believe our worldwide market share as of December 31, 2003 was over 85% for neuromodulators, including Botox®.
      Skin care net sales increased in 2003 compared to 2002 primarily due to strong sales of Tazorac® in the United States, where it is FDA approved to treat both psoriasis and acne, and the launch in the first quarter of 2003 of Avage®.
      The percentage of U.S. sales in 2004 as a percentage of total product net sales declined 1.3 percentage points to 69.1% compared to U.S. sales of 70.4% in 2003, due primarily to an increase in international eye care pharmaceuticals, principally in Europe and Asia Pacific, as a percentage of total product net sales, and a decrease in U.S. sales of skin care products, partially offset by an increase in U.S. sales of Botox® as a percentage of total product net sales. The percentage of U.S. sales in 2003 as a percentage of total product net sales declined 0.2 percentage points to 70.4% compared to U.S. sales of 70.6% in 2002, due primarily to a decrease in U.S. eye care pharmaceutical sales as a percentage of total product net sales in 2003 compared to 2002 resulting from strong sales growth rates in Europe, partially offset by an increase in the percentage of U.S. other contract manufacturing sales due to the growth in sales to AMO.

Income and Expenses
      The following table sets forth the relationship to sales of various income statement items:

	Year Ended December 31,

	2004	2003	2002

Product net sales	100.0%	100.0%	100.0%
Cost of sales	18.9	18.2	16.0

Product gross margin	81.1	81.8	84.0
Research services margin	—	0.1	0.3
Other operating costs and expenses:
Selling, general and administrative	38.1	39.7	45.1
Research and development	16.9	43.5	16.8
Legal settlement	—	—	8.6
Restructuring charge (reversal) and asset write-offs, net	0.3	—	4.5

Operating income (loss)	25.8	(1.3)	9.3
Gain (loss) on investments, net	—	—	(2.2)
Unrealized loss on derivative instruments, net	—	—	(0.1)
Other, net	0.2	(0.4)	(0.5)

Earnings (loss) from continuing operations before income taxes and minority interest	26.0%	(1.7)%	6.5%

Earnings (loss) from continuing operations	18.4%	(3.0)%	4.6%

Gross Margin
      Our gross margin percentage decreased by 0.7 percentage points from 81.8% in 2003 to 81.1% in 2004 and decreased by 2.2 percentage points to 81.8% in 2003 from 84.0% in 2002. Our gross margin percentage decreased in 2004 compared to 2003 primarily as a result of a decrease in gross margin percentage for eye care pharmaceuticals, the Botox® product line and skin care products, partially offset by an increase in gross margin percentage for contract manufacturing sales to AMO and an increase in the mix of Botox® sales. Net sales of Botox®, which generally have a higher gross margin percentage than our other pharmaceutical product lines, represented a greater percentage of 2004 net sales compared to 2003. The gross margin percentage for eye care pharmaceuticals declined in 2004 compared to 2003 due to an increase in the percentage of net sales derived from international sales, which generally have a lower gross margin percentage than U.S. sales, a higher ratio of U.S. sales subject to sales rebates and other incentive programs, especially Medicaid, and products with higher royalty rates payable to third parties. The gross margin percentage for our Botox® product line experienced a small decline in 2004 compared to 2003 due primarily to lower gross margins in Latin America resulting from less favorable foreign exchange transactions that affected cost of sales in 2004 compared to 2003. The gross margin percentage for contract manufacturing sales improved primarily due to an increase in U.S. dollar denominated pricing allowed under the manufacturing and supply agreement with AMO at the beginning of our 2004 fiscal year and certain annual contract manufacturing cost recoveries allowed under the manufacturing and supply agreement with AMO.
      Our gross margin percentage decreased in 2003 compared to 2002 primarily as a result of the higher amount of low margin contract manufacturing sales to AMO, which had a negative impact on our total product mix, and a decrease in gross margin percentage for eye care pharmaceuticals, partially offset by a small increase in gross margin percentage for the Botox® product line and skin care products. The gross margin percentage for eye care pharmaceuticals declined in 2003 compared to 2002 due to an increase in the mix of international sales and products with higher royalty rates payable to third parties. Gross margin in dollars increased in 2004 compared to 2003 by $223.8 million, or 15.6%, as a result of the 16.5% increase in net sales, partially offset by the 0.7 percentage point decrease in gross margin percentage. Gross margin in dollars increased in 2003 compared to 2002 by $271.8 million, or 23.4%, as a result of the 26.7% increase in net sales, partially offset by the 2.2 percentage point decrease in gross margin percentage.

Research Services Margin
      We have historically recognized research service revenues and costs associated with various contract research and development arrangements. Research service revenues and costs declined in 2004 compared to 2003 and 2002 as a result of our acquisition of Bardeen in 2003. Prior to the Bardeen acquisition, we performed research and development services on compounds owned by Bardeen pursuant to a research and development services agreement between us and Bardeen. Since May 16, 2003, we have not been a party to any contract research and development arrangements similar to those previously reported. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further disclosure regarding research service revenues and related research costs associated with our research and development services agreements with Bardeen.

Selling, General and Administrative
      Selling, general and administrative, or SG&A, expenses increased 11.7% in 2004 to $778.9 million, or 38.1% of net sales, compared to $697.2 million, or 39.7% of net sales, in 2003 and by 11.8% in 2003 to $697.2 million, or 39.7% of net sales, compared to $623.8 million, or 45.1% of net sales, in 2002. SG&A expenses increased $81.7 million in 2004 compared to 2003, but declined as a percentage of net sales in 2004 to 38.1% compared to 39.7% in 2003. The increase in SG&A expenses in dollars in 2004 compared to 2003 was primarily a result of higher selling and marketing expenses, principally personnel costs, supporting the increase in consolidated sales, especially for Botox®, Restasis®, Lumigan® and Zymar® in the United States and Botox®, Vistabel®, Vistabextm and Lumigan® sales in Europe, an increase in promotion costs primarily associated with direct-to-consumer advertising for Restasis® in the United States, an increase in co-promotion costs related to sales of Elestattm, and higher general and administrative expenses, primarily corporate insurance, Sarbanes-Oxley compliance, personnel and facilities costs. These increases were partially offset by a favorable $2.4 million settlement during the first quarter of 2004 relating to a patent dispute covering the use of botulinum toxin type B for cervical dystonia and higher miscellaneous co-promotion and royalty income. SG&A expenses in 2004 were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe, compared to the same periods in 2003.
      Included in SG&A expenses in 2002 were approximately $39.2 million of duplicate operating expenses associated with the AMO spin-off. No duplicate operating expenses were incurred in 2004 and 2003. Duplicate operating expenses included advisory fees, product and regulatory transition costs, and salary and recruiting costs associated with the AMO spin-off. Excluding duplicate operating expenses in 2002, SG&A expenses increased $112.6 million in 2003 compared to 2002, but declined as a percentage of net sales in 2003 to 39.7% compared to 42.2% in 2002. The increase in SG&A expenses in dollars in 2003 compared to 2002, excluding duplicate operating expenses, was a result of higher promotion, selling and marketing expenses supporting the corresponding increase in sales, especially for Lumigan®, Alphagan® P and Botox® in the United States and Lumigan®, Botox® and Refresh® in Europe, and higher selling and marketing expenses supporting the product launches of Vistabel®, Restasis®, Zymar® and Avage®.
      As a percentage of net sales, SG&A expenses declined in 2004 compared to 2003, due primarily to lower promotion, product samples and marketing expenses, as a percentage of net sales, despite the aggregate increase in expense dollars. General and administrative expenses and selling expenses as a percentage of net sales were approximately the same in 2004 compared to 2003. Excluding duplicate operating expenses in 2002, the decline in SG&A expenses as a percentage of net sales in 2003 compared to 2002 was primarily the result of a decrease in promotion, selling, marketing and general and administrative expenses as a percentage of net sales. This decrease resulted primarily from the relatively high amount of expenses incurred in 2002 for promotion, selling and marketing activities related to the promotion of Alphagan® P in the United States and to the product launch of Lumigan® in Europe and other international markets. The decrease also resulted from cost reduction efforts in 2003 affecting European administrative functions.

Research and Development
      Research and development expenses decreased in 2004 by $417.9 million to $345.6 million, or 16.9% of net sales, compared to $763.5 million, or 43.5% of net sales, in 2003. Research and development expenses increased in 2003 by $530.4 million to $763.5 million, or 43.5% of net sales, compared to $233.1 million, or 16.8% of net sales, in 2002. Research and development expenses do not include research and development spending performed under contract with Bardeen in 2003 and 2002. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Research and development expenses in 2003 include charges totaling $458.0 million related to acquired in-process research and development assets associated with the 2003 purchases of Bardeen and Oculex, which we determined were not yet complete and had no alternative future uses in their current state. A further discussion of the acquisitions of Bardeen and Oculex is provided under Liquidity and Capital Resources — Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. and Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Research and development expenses in 2002 included $0.7 million of duplicate operating expenses, primarily salaries and records duplication costs, related to the AMO spin-off. Excluding the effect of the $458.0 million in-process research and development charges in 2003 and the $0.7 million of duplicate operating expenses in 2002, research and development spending increased in 2004 by $40.1 million to $345.6 million, or 16.9% of net sales, compared to $305.5 million, or 17.4% of net sales, in 2003, and by $73.1 million in 2003 compared to $232.4 million, or 16.8% of net sales, in 2002. Research and development spending increased in 2004 compared to 2003, primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines and new technologies, partially offset by a decline in spending for our skin care product line. Research and development spending in 2004 compared to 2003 increased most significantly in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us, including technologies acquired in 2003 from the acquisitions of Oculex and Bardeen. Research and development spending, excluding the effect of the in-process research and development charges in 2003, increased in 2003 compared to 2002 primarily as a result of higher rates of investment across all pharmaceutical product lines, especially in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us which were acquired in the Bardeen acquisition, and to a lesser degree, the Oculex acquisition.

Settlement; Restructuring Charges and Asset Write-offs; Duplicate Operating Expenses
      In October 2004, our board of directors approved certain restructuring activities related to the scheduled termination of our manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we plan to eliminate certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
      We anticipate that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement, which are expected to total between $24 million and $28 million, will be recorded beginning in the fourth quarter of 2004 and continue up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The additional restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in our workforce of approximately 350 individuals. The workforce reduction will impact personnel in Europe, the United States and Latin America. The workforce reduction began in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter 2005. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
      During the fourth quarter of 2004, we recorded pre-tax restructuring charges of $7.1 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits.

      The following table presents the cumulative restructuring activities through December 31, 2004 resulting from the scheduled termination of the manufacturing and supply agreement in June 2005:

Charges for Employees
Involuntarily and
Voluntarily Terminated

(in millions)
Net charge during 2004	$7.1
Spending	(0.1)

Balance at December 31, 2004	$7.0

      The remaining balance at December 31, 2004 is comprised of accrued statutory severance and one-time termination benefits of $10.2 million, less expected employment program tax credits of $3.2 million.
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
      We recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002, associated with the AMO spin-off, as more fully described in Note 2, “Discontinued Operations,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The assets written-off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. Included in other costs within the net charge during 2002 is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations. During 2004 and 2003, we adjusted our restructuring charge estimates, resulting in certain reclassifications between restructuring activities and a net restructuring charge reversal of $0.1 million in 2004 and $0.4 million in 2003.
      The AMO restructuring and spin-off activities included a workforce reduction of 263 positions, consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of December 31, 2004, severance payments totaling $12.6 million have been made to 237 terminated employees since January 2002. A total of 18 and 8 manufacturing positions during the year ended December 31, 2002 and 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas.

      The following table presents the cumulative restructuring activities through December 31, 2004 resulting from the 2002 restructuring charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other
	Terminated	Costs	Write-offs	Costs	Total

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.8)	(0.8)	—	1.2	(0.4)
Assets written off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.5)	(0.8)	—	(4.4)	(17.7)

Balances as of December 31, 2003	0.2	—	—	2.9	3.1
Adjustments to net charge during 2004	(0.2)	—	—	0.1	(0.1)

Balances as of December 31, 2004	$—	$—	$—	$3.0	$3.0

      The remaining balance at December 31, 2004 for other costs of $3.0 million is comprised of accrued expenses for present obligations related to exit liabilities associated with the scheduled termination of the manufacturing and supply agreement with AMO, which we expect to settle in 2005.
      During 2002, we incurred $42.5 million of duplicate operating expenses associated with the AMO spin-off. Duplicate operating expenses included advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the consolidated statements of operations.

Operating Income
      Our operating income was $527.4 million, or 25.8% of product net sales in 2004, compared to an operating loss of $23.7 million, or (1.3)% of product net sales in 2003, and operating income of $129.0 million, or 9.3% of product net sales in 2002. The $551.1 million increase in operating income in 2004 compared to 2003 was due primarily to the $223.8 million increase in gross margin and the $417.9 million decrease in research and development expenses, partially offset by the increase in SG&A expenses of $81.7 million and an increase in restructuring charges of $7.4 million. The decrease in operating income of $152.7 million in 2003 compared to 2002 was primarily due to the increase in research and development expenses of $530.4 million, which includes $458.0 million of pre-tax charges for in-process research and development associated with the acquisitions in 2003 of Bardeen and Oculex. The decrease in operating income also resulted from the increase in SG&A expenses of $73.4 million, partially offset by the $271.8 million increase in gross margin, the absence of the Lumigan® legal settlement charge of $118.7 million in 2002 and a decrease in the restructuring charge and asset write-offs of $62.8 million.

Non-Operating Income and Expenses
      Total net non-operating income in 2004 was $4.7 million compared to net non-operating expenses of $5.8 million in 2003 and net non-operating expenses of $39.2 million in 2002. Interest income in 2004 was $14.1 million compared to interest income of $13.0 million in 2003. Interest income in 2003 was $13.0 million, a decrease of $2.8 million compared to interest income of $15.8 million in 2002. The increase in interest income in 2004 was primarily due to higher average cash equivalent balances earning interest of approximately $246 million in 2004 compared to 2003, partially offset by lower average interest rates earned on all cash equivalent balances earning interest of approximately 0.42%. Interest income also increased in 2004 compared to 2003 due to statutory interest income accrued in 2004 related to a refund claim for previously paid state income taxes. The decline in interest income in 2003 compared to 2002 was due to a decline in average interest rates earned on all cash equivalent balances earning interest, of approximately 0.2%, partially offset by higher average cash equivalent balances of approximately $18 million in 2003 compared to 2002. Interest expense increased $2.5 million to $18.1 million in 2004 compared to $15.6 million in 2003, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding zero coupon convertible senior notes due 2022, or Senior Notes, partially offset by lower other statutory interest expense. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our Senior Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007 instead of over the 20 year life of the Senior Notes. As a result, we recorded an adjustment for the cumulative difference in amortized debt issuance costs as of the beginning of the third quarter of 2004 of $3.1 million. The impact of this adjustment is immaterial to our consolidated financial statements for the year ended December 31, 2004. Interest expense declined $1.8 million to $15.6 million in 2003 compared to $17.4 million in 2002, primarily due to lower interest expense related to the net effect of the November 2002 issuance of our Senior Notes at an annual effective rate of 1.25% combined with the December 2002 redemption of a substantial portion of our zero coupon convertible subordinated notes due 2020, which accrued interest at 2.5% annually, partially offset by an increase in other statutory interest expense. Loss on investments in 2002 were $30.2 million, representing the other than temporary impairment of certain third party investments and related collaborations. At December 31, 2004, we had a carrying amount of $9.0 million (with a cost basis of $5.8 million) in third party equity investments with public and privately held companies. These investments are subject to review for other than temporary declines in fair value on a quarterly basis.
      During 2004, we recorded net unrealized losses on derivative instruments of $0.4 million compared to net unrealized losses of $0.3 million during 2003 and net unrealized losses of $1.7 million in 2002. Other net income was $8.8 million in 2004 compared to other net expenses of $2.9 million in 2003 and other net expenses of $5.7 million in 2002. In 2004, Other, net includes a realized gain of $6.5 million related to an agreement with ISTA Pharmaceuticals, Inc. to revise their previous Vitrase® product collaboration agreement and a realized gain of $5.0 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia. In 2003, Other, net primarily includes $1.8 million of expenses related to accruals for the settlement of non-income foreign tax compliance matters in Latin America and Europe, and $0.9 million of expenses related to the write-off of unamortized debt origination fees associated with the retirement of the remaining balance of our zero coupon convertible subordinated notes due 2020 in the fourth quarter of 2003, which were not previously redeemed in December 2002. Other, net in 2002 primarily includes expenses of $11.7 million related to the early redemption in December 2002 of a substantial portion of our zero coupon convertible subordinated notes due 2020, offset by a $5.0 million benefit resulting from the settlement of a collaboration relationship.

Income Taxes
      Our effective tax rate in 2004 was 28.9% compared to the effective tax rate of 75.3% in 2003. Included in our operating income in 2004 are pre-tax restructuring charges of $7.0 million primarily associated with the scheduled termination of our manufacturing and supply agreement with AMO. We recorded an income tax benefit of $0.8 million related to these pre-tax restructuring charges. Included in our provision for income taxes in 2004 is an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. Excluding the impact of the $7.0 million pre-tax restructuring charges and related tax benefit of $0.8 million, and the $6.1 million income tax benefit from the state court decision, our adjusted effective tax rate for 2004 was 29.8%. Included in our operating loss in 2003 are pre-tax charges of $278.8 million and $179.2 million for in-process research and development associated with our acquisitions of Bardeen and Oculex, respectively. We recorded an income tax benefit of $100.8 million related to the Bardeen charge because the acquisition was considered to be an asset acquisition for tax purposes whereas no income tax benefit was recorded for the Oculex charge because the acquisition was considered to be an acquisition of stock for tax purposes. Excluding the impact of the total $458.0 million of in-process research and development charges and related tax benefit of $100.8 million, our adjusted effective tax rate for 2003 was 28.7%. The increase in the adjusted effective tax rate to 29.8% in 2004 compared to the adjusted effective tax rate in 2003 of 28.7% was primarily attributable to the fact that our 2003 rate reflected the benefit of reserves for tax audit settlements, which were released in 2003, partially offset by a positive tax rate effect from changes in the mix of our earnings during 2004 compared to 2003.
      Our effective tax rate in 2003 was 75.3% compared to the effective tax rate of 28.0% in 2002. Included in our operating loss in 2003 are pre-tax charges of $278.8 million and $179.2 million for in-process research and development associated with our acquisitions of Bardeen and Oculex, respectively. We recorded an income tax benefit of $100.8 million related to the Bardeen charge because the acquisition was considered to be an asset acquisition for tax purposes whereas no income tax benefit was recorded for the Oculex charge because the acquisition was considered to be an acquisition of stock for tax purposes. Excluding the impact of the total $458.0 million of in-process research and development charges and related tax benefit of $100.8 million, our adjusted effective tax rate for 2003 was 28.7%. The increase in the adjusted effective tax rate to 28.7% in 2003 compared to the effective tax rate of 28.0% in 2002 was primarily attributable to the change in mix of pre-tax earnings in the various tax jurisdictions in which we operate and an increase in the U.S. tax effect on foreign earnings and foreign dividends, partially offset by decreases in the valuation allowance against our deferred tax assets of $7.5 million and estimated reserves for tax audit settlements of $4.1 million and an increase in the benefit from research and development tax credits.

Net Earnings
      Earnings from continuing operations were $377.1 million in 2004 compared to a loss from continuing operations of $52.5 million in 2003. The increase of $429.6 million in earnings from continuing operations was primarily the result of the $551.1 million increase in operating income and a $10.5 million increase in total net non-operating income, partially offset by an increase in the provision for income taxes of $131.8 million.
      Our loss from continuing operations in 2003 was $52.5 million compared to earnings from continuing operations of $64.0 million in 2002. The $116.5 million decrease in earnings from continuing operations was primarily the result of the $152.7 million decrease in operating income, partially offset by a decrease in total net non-operating expenses of $33.4 million and a decrease in the provision for income taxes of $2.9 million.
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
      Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by continuing operations was $548.5 million in 2004 compared to $435.3 million in 2003 and $47.6 million in 2002. Operating cash flow from continuing operations increased in 2004 compared to 2003, primarily as a result of the increase in earnings from continuing operations, including the effect of adjusting for non-cash items, an increase in other accrued expenses, other liabilities and income taxes payable, partially offset by an increase in cash required to fund trade receivables, principally in North America, and growth in inventories, primarily finished goods for eye care pharmaceuticals and Botox®, and higher income taxes paid. We paid pension contributions of $16.9 million in 2004 compared to $14.7 million in 2003. In 2005, we expect to pay pension contributions of between approximately $14.3 million and $16.3 million.
      At December 31, 2004, we disclosed consolidated unrecognized net actuarial losses of $166.3 million which were included in our reported net prepaid benefit cost. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past four years. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2004, we expect the amortization of these unrecognized net actuarial losses to increase our total pension costs by approximately $3.0 million in 2005 compared to the amortization of approximately $6.7 million of unrecognized net actuarial losses included in pension costs expensed in 2004. The amortization of unrecognized net actuarial losses included in pension costs in 2003 and 2002 was $3.1 million and $0.8 million, respectively. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements.
      Operating cash flow from continuing operations increased in 2003 compared to 2002, primarily as a result of the increase in earnings from continuing operations, including the effect of adjusting for non-cash items, which were positively affected by the absence in 2003 of the Lumigan® legal settlement charge and duplicate operating expenses related to the AMO spin-off, both of which were incurred in 2002, a decrease in cash required to fund trade receivables and inventory growth, an increase in accrued expenses and other liabilities, a decrease in income taxes paid, and a decrease in pension contributions which primarily affected the prepaid benefit cost for pensions included in other non-current assets, partially offset by an increase in other non-current assets, including intangibles. We paid pension contributions of $14.7 million in 2003 compared to $86.7 million in 2002. The higher amount of pension contributions in 2002 compared to 2003 was due to our desire to maintain the fair value of certain pension plans’ assets at an amount greater than their respective accumulated benefit obligations.
      Net cash used in investing activities was $106.8 million in 2004, compared to $594.9 million in 2003 and $79.6 million in 2002. Excluding net cash paid of $469.5 million for the acquisitions of Bardeen and Oculex in 2003, cash used in investing activities would have been $125.4 million in 2003. We invested $96.4 million in new facilities and equipment during 2004 compared to $109.6 million in 2003 and $78.8 million in 2002. During 2004, the additions to property, plant and equipment included costs to construct an expansion of Botox® manufacturing facilities in Ireland and a new biologics facility in Irvine, California, which we expect to complete in 2005. During 2003 and 2002, the additions to property, plant and equipment included costs to construct a new research and development facility in Irvine, California, which we completed in 2004. Capital expenditures in 2003 also included initial construction costs for expansion of Botox® manufacturing facilities in Ireland. Net cash used in investing activities includes $10.4 million, $12.3 million and $6.7 million to acquire software in 2004, 2003 and 2002, respectively. We expect to invest approximately $55 million to $60 million in expenditures for manufacturing and laboratory facilities and other property, plant and equipment in 2005.
      Net cash used in financing activities was $51.9 million in 2004, composed primarily of $65.2 million for purchases of treasury stock, $47.3 million for payment of dividends and $23.0 million for net repayments of debt, partially offset by $83.6 million of cash provided by the sale of stock to employees. On January 25, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 10, 2005 to stockholders of record on February 14, 2005. Net cash used in financing activities was $116.8 million in 2003, composed primarily of $90.6 million for purchases of treasury stock, $46.9 million for payment of dividends and $46.7 million for repayments of convertible borrowings and long-term debt. Cash was provided by the sale of stock to employees of $47.0 million and an increase in notes payable and commercial paper borrowings of $20.4 million. Net cash used in financing activities was $129.1 million in 2002, composed primarily of repayments of convertible borrowings of $376.5 million, $46.7 million for payments of dividends, $180.8 million for purchases of treasury stock, $37.4 million in net repayments of notes payable and long-term debt and $12.1 million for the payment of debt issuance costs related to the issuance of convertible borrowings. Cash was provided by proceeds from the issuance of zero coupon convertible senior notes of $500.0 million and $24.4 million from the sale of stock to employees. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2004, we held approximately 2.8 million treasury shares under this program. We are uncertain as to the level of stock repurchases, if any, to be made in the future.
      Net cash provided by discontinued operations was $172.0 million in 2002. The 2002 amount includes one-time cash receipts from AMO resulting from the sale of certain assets to AMO in connection with its formation and restructuring and a capital distribution received by us just prior to the spin-off of AMO.
      At December 31, 2004, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion Japanese yen (approximately $29.2 million) through 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $8.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants at December 31, 2004 and had approximately $549.7 million available for dividends at December 31, 2004. As of December 31, 2004, we had no borrowings under our domestic committed credit facility or commercial paper program, $6.9 million in borrowings outstanding under our committed foreign line of credit, $6.2 million in borrowings under various foreign bank loans and $56.5 million in borrowings outstanding under the medium term note program.
      On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of December 31, 2004, the conversion criteria had not been met. See Note 8, “Convertible Notes,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of the conversion features. As a sensitivity measure, the incremental dilutive effect to be used in the computation of diluted earnings per share from the assumed conversion of the Senior Notes would have been an increase of approximately 0.6 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the year ended December 31, 2004, if the closing price of our common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and any amounts above the accreted value were settled in common stock.
      Holders of the Senior Notes may require us to purchase the Senior Notes on any of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Pursuant to the supplemental indenture, we are required to pay cash for any Senior Notes purchased by us on any of these three dates. We may not redeem the Senior Notes before November 6, 2005, and prior to November 6, 2007 we may redeem all or a portion of Senior Notes for cash in an amount equal to their accreted value only if the price of our common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, we may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value.
      A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholdings of U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings permanently in such operations. As of December 31, 2004, we had approximately $1,011 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.
      On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was enacted in the United States. We are currently evaluating the impact of the Act on our operations and our effective tax rate. In particular, we are evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. At this time, we have not completed our evaluation. We expect to complete our evaluation by the end of our third fiscal quarter 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation is currently between zero and $674 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. We are also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, we are unable to determine the effect of this new deduction on our future provision for income taxes, but we do not believe that it will have a material effect on our 2005 consolidated financial statements.
      Our manufacturing and supply agreement with AMO is scheduled to terminate in June 2005. We currently estimate that we will incur between $24 million and $28 million of total restructuring costs associated with the termination of that agreement and related exit activities. We expect approximately $24 million of the restructuring charges to be cash charges. We recorded $7.1 million of restructuring charges in the fourth quarter of 2004 and expect to complete the additional restructuring activities by the end of the fourth quarter of 2005.
      In January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development, or R&D, and commercial activities. Specifically, the restructuring anticipates moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining our European commercial back office functions.
      Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/ labor organizations and local authorities. The restructuring steps to be implemented and their ultimate cost will depend in part on the outcome of such consultations and negotiations.
      We anticipate incurring restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. We currently estimate that the pre-tax charges and capital expenditures resulting from the restructuring will be between $50 million and $60 million. This amount is expected to be incurred beginning in the first quarter of 2005 and continuing up through and including the second quarter of 2006. Of this amount, approximately $50 million to $58 million are expected to be cash expenditures. We also estimate that the restructuring will yield annual operating cost reductions of between $6 million and $9 million.
      The foregoing estimates are based on assumptions relating to, among other things, a reduction of R&D and general and administrative positions in the affected European locations and charges associated with the reduction. These workforce reduction activities are currently expected to begin in the second quarter of 2005 and to be completed by the close of the second quarter of 2006. Charges associated with the workforce reduction are currently expected to be recorded beginning in the first quarter of 2005 and to be completed by the close of the second quarter of 2006. As set forth above, the number of positions impacted and the final costs incurred will depend in part on the outcome of the above-referenced consultations and negotiations and certain employees’ decisions with respect to transfer opportunities. We are unable at this time to estimate the ultimate cost of the workforce reduction.

      Estimated restructuring charges also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the second quarter of 2005 and are expected to be completed by the close of the second quarter of 2006.
      Estimated implementation and transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. These costs are currently expected to total approximately $9 million to $11 million, and are expected to be recorded beginning in the first quarter of 2005 and continuing up through and including the second quarter of 2006. We also expect to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. These duplicate operating expenses are currently expected to total between $1 million and $2 million, and are expected to be recorded beginning in the second quarter of 2005 and continuing up through and including the first quarter of 2006.
      We also expect to incur additional capital expenditures for leasehold improvements (primarily at our High Wycombe, U.K. facility or a new facility in the U.K. to accommodate increased headcount). These capital expenditures are currently estimated to be between $5 million and $7 million, and are expected to be recorded beginning in the second quarter of 2005 and continuing up through and including the fourth quarter of 2005.
      We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Inflation
      Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations
      Approximately 30.9% of our revenues in 2004 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as appropriate. The net impact of foreign currency fluctuations on our sales was as follows: a $41.9 million increase in 2004, a $45.9 million increase in 2003, and a $6.5 million decrease in 2002. The 2004 sales increase included $23.9 million related to the euro, $4.5 million related to the British pound, $4.2 million related to the Canadian dollar, $4.0 million related to the Australian dollar, $2.0 million related to the Japanese yen and $1.8 million related to the Brazilian real. The 2003 sales increase included increases of $38.7 million related to the euro, $5.4 million related to the Canadian dollar, $4.6 million related to the Australian dollar and $2.1 million related to the Japanese yen, partially offset by decreases of $3.1 million related to the Mexican peso, $1.7 million related to the Brazilian real and $1.5 million related to other Latin American currencies. The 2002 sales decrease included decreases of $8.0 million related to the Brazilian real and $9.6 million related to other Latin American currencies, partially offset by an $11.3 million increase related to the euro. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of our accounting policy on foreign currency translation.

Oculex Pharmaceuticals, Inc.
      On November 20, 2003, we purchased all of the outstanding equity interests of Oculex Pharmaceuticals, Inc., or Oculex, a privately owned company, for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets related to Oculex. The acquisition was accounted for by the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Oculex beginning November 20, 2003. In conjunction with the acquisition, we recorded a charge to research and development for in-process research and development expense of $179.2 million during 2003 for an acquired in-process research and development asset which we determined was not yet complete and had no alternative future uses in its current state. This asset is Oculex’s lead investigational product, Posurdex®, which is a proprietary, bioerodable, sustained release implant that delivers dexamethasone to the targeted disease site at the back of the eye. We have begun Phase 3 clinical trials for macular edema associated with diabetes and vein occlusions. Additionally, we determined that the assets acquired also included a proprietary technology drug delivery platform which had alternative future uses in its current state, which we separately valued and capitalized as core technology. The core technology is a versatile bioerodable polymer drug delivery technology which can be used for sustained local delivery of compounds to the eye. See Note 4, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of the acquisition of Oculex.
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

$223.8

      During 2004, we adjusted the fair value of certain net assets acquired by $0.6 million, which resulted in a decrease in the amount of capitalized core technology and in-process research and development of $0.1 million and $0.5 million, respectively. The $0.5 million decrease in in-process research and development was included in research and development expenses in 2004.

Bardeen Sciences Company, LLC
      On May 16, 2003, we completed an acquisition of all of the outstanding equity interests of Bardeen Sciences Company, LLC, or Bardeen, from Farallon Pharma Investors, LLC, or Farallon, for an aggregate purchase price of approximately $264.6 million, including transaction costs of $1.1 million and $12.8 million in certain intangible contract-based product marketing and other rights, net of cash acquired. We acquired all of Bardeen’s assets, which consisted of the rights to certain pharmaceutical compounds under development and research projects, including memantine, androgen tears, tazarotene in oral form for the treatment of acne, AGN 195795, AGN 196923, AGN 197075, a hypotensive lipid/timolol combination, a photodynamic therapy project, tyrosine kinase inhibitors for the treatment of ocular neovascularization, a vision-sparing project and a retinal disease project.
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

$264.6

      From the time of Bardeen’s formation until the acquisition date, we performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between us and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, we recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying consolidated statements of operations. For the years ended December 31, 2003 and 2002, we recognized $16.0 million and $40.3 million in research revenues, respectively, and $14.5 million and $36.6 million in research costs, respectively, under the research and development services agreement with Bardeen.

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
      However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot assure you that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. We have recorded current changes in the fair value of open foreign currency option contracts as “Unrealized losses on derivative instruments, net,” and we have recorded the gains and losses realized from settled option contracts in “Other, net” in the accompanying consolidated statements of operations. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying consolidated statements of operations.

Interest Rate Risk
      Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

      At December 31, 2004, we had $11.7 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.
      The table below presents information about certain of our investment portfolio and our debt obligations at December 31, 2004 and 2003:

	December 31, 2004

	Maturing in							Fair
								Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	—	—	—	—	—	$100.0	$100.0
Weighted Average Interest Rate	2.37%	—	—	—	—	—	2.37%
Commercial Paper	648.9	—	—	—	—	—	648.9	648.9
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Foreign Time Deposits	26.0	—	—	—	—	—	26.0	26.0
Weighted Average Interest Rate	2.47%	—	—	—	—	—	2.47%
Other Cash Equivalents	54.9	—	—	—	—	—	54.9	54.9
Weighted Average Interest Rate	2.18%	—	—	—	—	—	2.18%
Total Cash Equivalents	$829.8	—	—	—	—	—	$829.8	$829.8
Weighted Average Interest Rate	2.25%	—	—	—	—	—	2.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	$513.6	$31.5	—	$25.0	$570.1	$690.7
Weighted Average Interest Rate	—	—	1.25%	3.56%	—	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.4	—	—	—	—	—	1.4	1.4
Weighted Average Interest Rate	13.32%	—	—	—	—	—	13.32%
Other Variable Rate (non-US$)	11.7	—	—	—	—	—	11.7	11.7
Weighted Average Interest Rate	1.46%	—	—	—	—	—	1.46%
Total Debt Obligations	$13.1	—	$513.6	$31.5	—	$25.0	$583.2	$703.8
Weighted Average Interest Rate	2.73%	—	1.25%	3.56%	—	7.47%	1.67%

	December 31, 2003

	Maturing in							Fair
								Market
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$150.0	—	—	—	—	—	$150.0	$150.0
Weighted Average Interest Rate	1.18%	—	—	—	—	—	1.18%
Commercial Paper	252.8	—	—	—	—	—	252.8	252.8
Weighted Average Interest Rate	1.07%	—	—	—	—	—	1.07%
Foreign Time Deposits	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Total Cash Equivalents	$462.3	—	—	—	—	—	$462.3	$462.3
Weighted Average Interest Rate	1.25%	—	—	—	—	—	1.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	—	—	$30.6	$532.3	$562.9	$674.7
Weighted Average Interest Rate	—	—	—	—	3.56%	1.54%	1.65%
Other Fixed Rate (non-US$)	$1.9	—	—	—	—	—	1.9	1.9
Weighted Average Interest Rate	11.89%	—	—	—	—	—	11.89%
Variable Rate (US$)	—	—	—	$10.4	—	—	10.4	10.4
Weighted Average Interest Rate	—	—	—	1.05%	—	—	1.05%
Other Variable Rate (non-US$)	22.5	—	—	—	—	—	22.5	22.5
Weighted Average Interest Rate	2.04%	—	—	—	—	—	2.04%
Total Debt Obligations	$24.4	—	—	$10.4	$30.6	$532.3	$597.7	$709.5
Weighted Average Interest Rate	2.81%	—	—	1.05%	3.56%	1.54%	1.69%

Contractual Obligations and Commitments
      The table below presents information about our contractual obligations and commitments at December 31, 2004:

	Payments Due by Period

	Less than			More than
	One Year	1-3 Years	3-5 Years	Five Years	Total

	(in millions)
Long-term debt obligations	$13.1	$513.6	$31.5	$25.0	$583.2
Operating lease obligations	23.2	24.2	6.3	12.2	65.9
Purchase obligations	78.1	20.0	9.9	2.8	110.8
Other long-term liabilities reflected on our balance sheet under GAAP	—	7.3	7.2	94.1	108.6

Total	$114.4	$565.1	$54.9	$134.1	$868.5

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
      All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and the Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized losses on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
      The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2004 and 2003. The information is provided in U.S. dollars, as presented in our consolidated financial statements.

	2004		2003

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euro	$13.2	1.32	$11.9	1.22
U.K. Pound	3.4	1.90	0.5	1.73

	$16.6		$12.4

Estimated fair value	$(0.5)		$(0.4)

	2004		2003

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$22.0	1.22	$16.4	1.36
Mexican Peso	10.1	11.75	10.5	11.54
Australian Dollar	11.0	0.74	10.9	0.67
Brazilian Real	6.6	3.06	5.8	3.36
Euro	22.4	1.32	3.6	1.21
Japanese Yen	7.4	102.21	3.3	106.65
U.K. Pound	2.9	1.90	—	—

	$82.4		$50.5

Estimated fair value	$1.6		$1.0

Foreign currency sold call options:
U.K. Pound	$1.0	1.92	$—	—
Euro	—	—	5.7	1.18

	$1.0		$5.7

Estimated fair value	$—		$0.3

Recently Adopted Accounting Standards
      In December 2004, Financial Accounting Standards Board Position 109-2, or FASB Staff Position 109-2, was issued and is effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004, or the Act. The Financial Accounting Standards Board, or FASB, staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We currently have no plans to change our policy regarding permanent reinvestment of unremitted earnings in our foreign operations. However, we are evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. At this time, we have not completed our evaluation. We expect to complete our evaluation by the end of our third fiscal quarter 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation is currently between zero and $674 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time.
      In December 2004, Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29, or SFAS No. 153, was issued and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. We adopted the provisions of SFAS No. 153 in our fourth fiscal quarter of 2004. The adoption did not have a material effect on our consolidated financial statements.

      In November 2004, Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, or SFAS No. 151, was issued and is effective for fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current-period charges, and the allocation of fixed production overheads to the costs of conversion to be based on the normal capacity of the production facilities. We adopted the provisions of SFAS No. 151 in our fourth fiscal quarter of 2004. The adoption did not have a material effect on our consolidated financial statements.
      In October 2004, FASB ratified the consensuses reached by the Emerging Issues Task Force, or EITF, in EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (EITF 04-8), which became effective for reporting periods ending after December 15, 2004. EITF No. 04-8 requires all instruments that have embedded conversion features, including contingently convertible debt, that are contingent on market conditions indexed to an issuer’s share price to be included in diluted earnings per share computations, if dilutive, regardless of whether the market conditions have been met. We adopted the provisions of EITF No. 04-8 in our fourth fiscal quarter of 2004 and restated all prior period diluted earnings per share amounts to conform to the guidance in EITF No. 04-8.
      In May 2004, the Financial Accounting Standards Board released Financial Accounting Standards Board Position 106-2 (FASB Staff Position 106-2) to supercede FASB Staff Position 106-1 and to provide guidance on accounting and disclosure requirements related to the Medicare Act. FASB Staff Position 106-2 was effective for financial reporting periods beginning after June 15, 2004. We adopted FASB Staff Position 106-2 effective the beginning of our second fiscal quarter 2004 on a “retroactive application to date of enactment” basis as allowed by FASB Staff Position 106-2. In conjunction with the implementation of FASB Staff Position 106-2, we will receive the direct subsidy from the government. As a result of the adoption of FASB Staff Position 106-2, our net periodic benefit cost was reduced by $0.2 million for the year ended December 31, 2004 and our accumulated projected benefit obligation was reduced by $2.3 million. The reduction in accumulated benefit obligation will be accounted for as an actuarial experience gain as required by FASB Staff Position 106-2.
      In April 2004, Financial Accounting Standards Board Position 129-1, or FASB Staff Position 129-1, was issued and was effective upon issuance. FASB Staff Position 129-1 requires us to provide certain quantitative and qualitative disclosures regarding the conversion features of contingently convertible securities, which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. We adopted the provisions of FASB Staff Position 129-1 in our second fiscal quarter of 2004.
      In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits, or SFAS No. 132 Revised, which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 Revised are effective for financial statements with fiscal years ended after December 15, 2003, with the exception of disclosure information regarding foreign pension plans and estimated future benefit payments which provisions are effective for fiscal years ended after June 15, 2004.
      As required by SFAS No. 132 Revised, we have provided the additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of our U.S. pension plans and other postretirement benefit plan as of our fiscal year ended December 31, 2003, and elected early adoption and implemented the provisions regarding the disclosure information for our foreign pension plans as of our fiscal year ended

December 31, 2003. As required by SFAS No. 132 Revised, we began to provide disclosure information regarding estimated future benefit payments effective with our fiscal year ended December 31, 2004.

New Accounting Standards Not Yet Adopted
      In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, was issued and is effective for entities that do not file as small business issuers as of the beginning of the first interim reporting period that begins after June 15, 2005, which is our third fiscal quarter of 2005. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS No. 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because we historically accounted for share-based payment arrangements under the intrinsic value method of accounting, we will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted.
      In December 2004, Financial Accounting Standards Board Position 109-1, or FASB Staff Position 109-1, was issued and is effective upon issuance. FASB Staff Position 109-1 requires us to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to United States production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. At this time, we are unable to determine the effect of this new deduction on our future provision for income taxes, but we do not believe that it will have a material effect on our 2005 consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Allergan have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
      We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
      Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.
      Our management report on internal control over financial reporting and the attestation report on management’s assessment of our internal control over financial reporting are contained in Item 15(a)(1) of Part IV of this report.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Allergan, Inc.
      Our executive officers and their ages as of March 1, 2005 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	51	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	49	Executive Vice President and President, Pharmaceuticals
James F. Barlow	46	Vice President, Corporate Controller (Principal Accounting Officer)
Eric K. Brandt	42	Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)
Douglas S. Ingram, Esq.	42	Executive Vice President, General Counsel and Secretary
Jacqueline Schiavo	56	Executive Vice President, Global Technical Operations
Scott M. Whitcup, M.D.	45	Executive Vice President, Research & Development
Roy J. Wilson	49	Executive Vice President, Human Resources
Officers are appointed by and hold office at the pleasure of the Board of Directors.

      Mr. Pyott was appointed Chairman of the Board in April 2001, and has been the Company’s President and Chief Executive Officer since January 1998. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG from 1995 until December 1997. From 1992 to 1995 Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota and General Manager of Sandoz Nutrition, Barcelona, Spain from 1990 to 1992. Prior to that Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is a member of the Board of Directors of Avery Dennison Corporation, Edwards Lifesciences Corporation, Pacific Life Mutual Holding Company, the ultimate parent company of Pacific Life, and Pacific LifeCorp, the parent stockholding company of Pacific Life. Mr. Pyott serves on the Board of Directors and the Executive Committee of the California Healthcare Institute and the Directors’ Board of the University of California (Irvine) Graduate School of Management.
      Mr. Ball has been Executive Vice President and President, Pharmaceuticals since October 2003. Prior to that, Mr. Ball was Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined the Company in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories. Mr. Ball serves on the Board of Directors of SimpleTech, Inc.
      Mr. Barlow joined the Company in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a division of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn’s International, Inc. from July 1990 to September 2000. Before working for Wynn’s International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for Deloitte, Haskins and Sells.
      Mr. Brandt has been Executive Vice President, Finance, Strategy and Corporate Development since October 2003. Prior to that, Mr. Brandt was Corporate Vice President and Chief Financial Officer since May 1999 and from January 2001 to January 2002, he also assumed the duties of President, Global Consumer Eye Care Business. Prior to joining the Company, Mr. Brandt held various positions with the Boston Consulting Group, or BCG, from 1989, culminating in Vice President and Partner. Prior to his departure from BCG, Mr. Brandt led BCG’s operations practice in North America and was a senior member of the BCG health care practice. While at BCG, Mr. Brandt also led significant manufacturing and supply chain assignments for several major pharmaceutical companies and was involved in high level consulting engagements with top global pharmaceutical, managed care and medical device companies, focusing on corporate finance, shareholder value and post-merger integration. In connection with Ms. Schiavo’s April 2005 retirement from the Company, the Company’s Global Technical Operations function will report to Mr. Brandt. Mr. Brandt joined Allergan in 1999. Mr. Brandt serves on the Board of Directors of Vertex Pharmaceuticals Incorporated and Dentsply International Inc., and is a Trustee of the Pegasus School.
      Mr. Ingram has been Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2003 and currently manages the Global Legal Affairs organization, the Regulatory Affairs organization, Compliance and Internal Audit, Corporate Communications and Global Trade Compliance. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Company’s Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel of the Company since January 2001, and its Assistant Secretary since November 1998. Prior to that, Mr. Ingram was the Company’s Associate General Counsel from August 1998, its Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined us. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher. Mr. Ingram is a member of the Board of Directors of ECC Capital Corporation, the parent company of Encore Credit Corporation.
      Ms. Schiavo has been Executive Vice President, Global Technical Operations, since October 2003. Prior to that, Ms. Schiavo was Corporate Vice President, Worldwide Operations since 1992. She was Senior Vice

President, Operations from 1991 and Vice President, Operations from 1989. On March 1, 2005, Ms. Schiavo formally announced that she has chosen to retire from the Company, effective as of April 29, 2005. Ms. Schiavo joined Allergan in 1980.
      Dr. Whitcup has been Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. Dr. Whitcup was instrumental in obtaining approval of both Lumigan® and Restasis®, two of Allergan’s leading ophthalmology products. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute, or the NEI. At the NEI, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/ David Geffen School of Medicine at UCLA.
      Mr. Wilson joined the Company in April 2004 as Executive Vice President Human Resources. Prior to joining Allergan, Mr. Wilson held positions with Texas Instruments, Schlumberger Ltd. and Pearle Vision, where he served as the Senior Vice President and Chief Administrative Officer, Compaq Computer, as Vice President of Human Resources and Senior Vice President of Human Resources and Administration at BMC Software. Over the past three years, Mr. Wilson has successfully managed a human capital consulting firm centered on executive compensation and organization effectiveness. Mr. Wilson has strong knowledge of human resources issues in the United States, Europe and Asia as well as many post-acquisition merger experiences. Mr. Wilson previously served on the Boards of Texas A&M University — Mays Business School, TEXCHANGE, University of Houston, ReservationSource.com, Pearle Vision and Voyagen.com.
      The information in the sections entitled “Election of Directors” and “Information Regarding the Board of Directors” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2004 (the “Proxy Statement”) is incorporated herein by reference.
      The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
      The information in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.
      The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2004, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      On May 3, 2004, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
      The information to be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      (a) 3.     Exhibits:
INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

Exhibit
Number	Description

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (‘Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.10	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan, Inc. change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*
10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated, November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.7	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000)
10.8	Form of Certificate of Restricted Stock Award under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000)
10.9	Form of Restricted Stock Units Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000)

Exhibit
Number	Description

10.10	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.11	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.13	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003)
10.14	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.15	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.16	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.17	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.18	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.19	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.20	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003)
10.21	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.22	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.23	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.24	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.25	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.26	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.27	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.28	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.29	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.30	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

Exhibit
Number	Description

10.31	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.32	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.33	Allergan, Inc. 2005 Management Bonus Plan*
10.34	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.35	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*
10.36	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.37	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.38	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.39	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.40	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.41	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.42	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.43	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.44	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.45	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit
Number	Description

10.46	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.47	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.48	LLC Interest Assignment Agreement dated as of March 16, 2003 among Farallon Pharma Investors, LLC, Bardeen Sciences Company, LLC and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2003)
10.49	Agreement and Plan of Merger by and among Allergan, Inc., Wilson Acquisition, Inc. and Oculex Pharmaceuticals, Inc. dated as of October 13, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2003)
10.50	Transition and General Release Agreement, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the Quarter ended March 26, 2004)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP, independent registered public accounting firm, to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219, 333-102425, 333-117935, 333-117936, 333-117937, and 333-117939
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

(b)	Item 601 Exhibits

Reference is hereby made to the Index of Exhibits under Item 15(a)(3) of Part IV of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allergan, Inc.

By	/s/ David E.I. Pyott

David E.I. Pyott
Chairman of the Board,
President and Chief Executive Officer
Date: March 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 1, 2005	By /s/ David E.I. Pyott David E.I. Pyott Chairman of the Board, President and Chief Executive Officer

Date: March 1, 2005	By /s/ Eric K. Brandt Eric K. Brandt Executive Vice President, Finance, Strategy and Corporate Development (Principal Financial Officer)

Date: March 1, 2005	By /s/ James F. Barlow James F. Barlow Vice President, Corporate Controller (Principal Accounting Officer)

Date: March 1, 2005	By /s/ Herbert W. Boyer Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: March 1, 2005	By /s/ Handel E. Evans Handel E. Evans, Director

Date: March 1, 2005	By /s/ Michael R. Gallagher Michael R. Gallagher, Director

Date: March 1, 2005	By /s/ Gavin S. Herbert Gavin S. Herbert, Director and Chairman Emeritus

Date: March 1, 2005	By /s/ Robert A. Ingram Robert A. Ingram, Director

Date: March 1, 2005	By /s/ Trevor M. Jones Trevor M. Jones, Director

Date: March 1, 2005	By /s/ Karen R. Osar Karen R. Osar, Director

Date: March 1, 2005	By /s/ Russell T. Ray Russell T. Ray, Director

Date: March 1, 2005	By /s/ Louis T. Rosso Louis T. Rosso, Director

Date: March 1, 2005	By /s/ Stephen J. Ryan Stephen J. Ryan, M.D., Director

Date: March 1, 2005	By /s/ Leonard D. Schaeffer Leonard D. Schaeffer, Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Internal control over financial reporting refers to the process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.
David E.I. Pyott
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Eric K. Brandt
Executive Vice President, Finance, Strategy and
Corporate Development
(Principal Financial Officer)
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Allergan, Inc.:
      We have audited management’s assessment, included in the accompanying Assessment of the Effectiveness of Internal Control over Financial Reporting as of December 31, 2004, that Allergan, Inc. (Allergan or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allergan’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Allergan maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Allergan maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Allergan, Inc.:
      We have audited the accompanying consolidated balance sheets of Allergan, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allergan, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force (EITF) No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fiscal fourth quarter of 2004 and restated all prior period diluted earnings per share amounts. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

ALLERGAN, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

	(in millions, except
	share data)
ASSETS
Current assets
Cash and equivalents	$894.8	$507.6
Trade receivables, net	243.5	220.1
Inventories	89.9	76.3
Other current assets	147.8	124.2

Total current assets	1,376.0	928.2
Investments and other assets	230.0	210.9
Deferred tax assets	115.7	118.6
Property, plant and equipment, net	468.5	422.5
Goodwill	8.7	8.4
Intangibles, net	58.1	66.3

Total assets	$2,257.0	$1,754.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$13.1	$24.4
Accounts payable	97.9	87.2
Accrued compensation	77.1	67.8
Other accrued expenses	178.5	157.5
Income taxes	93.0	46.5

Total current liabilities	459.6	383.4
Long-term debt	56.5	66.0
Long-term convertible notes, net of discount	513.6	507.3
Other liabilities	108.6	77.1
Commitments and contingencies
Minority interest	2.5	2.5
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	387.1	360.5
Accumulated other comprehensive loss	(45.7)	(54.9)
Retained earnings	982.5	695.7

	1,325.2	1,002.6
Less treasury stock, at cost (2,838,000 and 4,112,000 shares)	(209.0)	(284.0)

Total stockholders’ equity	1,116.2	718.6

Total liabilities and stockholders’ equity	$2,257.0	$1,754.9

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(in millions, except per share
	data)
Product sales
Net sales	$2,045.6	$1,755.4	$1,385.0
Cost of sales	386.7	320.3	221.7

Product gross margin	1,658.9	1,435.1	1,163.3

Research services
Research service revenues	—	16.0	40.3
Cost of research services	—	14.5	36.6

Research services margin	—	1.5	3.7

Selling, general and administrative	778.9	697.2	623.8
Research and development	345.6	763.5	233.1
Legal settlement	—	—	118.7
Restructuring charge (reversal) and asset write-offs, net	7.0	(0.4)	62.4

Operating income (loss)	527.4	(23.7)	129.0
Interest income	14.1	13.0	15.8
Interest expense	(18.1)	(15.6)	(17.4)
Gain (loss) on investments, net	0.3	—	(30.2)
Unrealized loss on derivative instruments, net	(0.4)	(0.3)	(1.7)
Other, net	8.8	(2.9)	(5.7)

Earnings (loss) from continuing operations before income taxes and minority interest	532.1	(29.5)	89.8
Provision for income taxes	154.0	22.2	25.1
Minority interest	1.0	0.8	0.7

Earnings (loss) from continuing operations	377.1	(52.5)	64.0
Earnings from discontinued operations, net of applicable income tax expense of $7.0 million	—	—	11.2

Net earnings (loss)	$377.1	$(52.5)	$75.2

Basic:
Continuing operations	$2.87	$(0.40)	$0.49
Discontinued operations	—	—	0.09

Net basic earnings (loss) per share	$2.87	$(0.40)	$0.58

Diluted:
Continuing operations	$2.82	$(0.40)	$0.49
Discontinued operations	—	—	0.08

Net diluted earnings (loss) per share	$2.82	$(0.40)	$0.57

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock			Comprehensive
			Paid-in	Unearned	Comprehensive	Retained				Income
	Shares	Par Value	Capital	Compensation	Loss	Earnings	Shares	Amount	Total	(Loss)

	(in millions, except per share data)
Balance December 31, 2001	134.3	$1.3	$325.0	$(3.4)	$(61.6)	$928.4	(3.0)	$(212.3)	$977.4
Comprehensive income
Net earnings						75.2			75.2	$75.2
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment										5.9
Foreign currency translation adjustments										(17.6)
Unrealized loss on investments										(0.1)

Other comprehensive loss					(11.8)				(11.8)	(11.8)

Comprehensive income										$63.4

Distribution of Advanced Medical Optics, Inc. common stock to stockholders						(53.2)			(53.2)
Dividends ($0.36 per share)						(46.7)			(46.7)
Stock options exercised			12.4			(32.4)	0.9	56.3	36.3
Activity under other stock plans				(5.4)		0.4		9.2	4.2
Purchase of treasury stock							(2.7)	(180.8)	(180.8)
Expense of compensation plans				7.7					7.7

Balance December 31, 2002	134.3	1.3	337.4	(1.1)	(73.4)	871.7	(4.8)	(327.6)	808.3
Comprehensive income (loss)
Net loss						(52.5)			(52.5)	$(52.5)
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(0.8)
Foreign currency translation adjustments										17.4
Unrealized gain on investments										1.9

Other comprehensive income					18.5				18.5	18.5

Comprehensive loss										$(34.0)

Adjustment to distribution of Advanced Medical Optics, Inc. common stock to shareholders						0.3			0.3
Dividends ($0.36 per share)						(46.9)			(46.9)
Stock options exercised			26.1			(75.5)	1.7	122.9	73.5
Activity under other stock plans				(3.9)		(1.4)	0.2	11.3	6.0
Purchase of treasury stock							(1.2)	(90.6)	(90.6)
Expense of compensation plans				2.0					2.0

Balance December 31, 2003	134.3	1.3	363.5	(3.0)	(54.9)	695.7	(4.1)	(284.0)	718.6
Comprehensive income
Net earnings						377.1			377.1	$377.1
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(1.1)
Foreign currency translation adjustments										9.9
Unrealized gain on investments										0.4

Other comprehensive income					9.2				9.2	9.2

Comprehensive income										$386.3

Dividends ($0.36 per share)						(47.3)			(47.3)
Stock options exercised			28.2			(45.8)	1.9	129.4	111.8
Activity under other stock plans				(3.9)		2.8	0.2	10.8	9.7
Purchase of treasury stock							(0.8)	(65.2)	(65.2)
Expense of compensation plans				2.3					2.3

Balance December 31, 2004	134.3	$1.3	$391.7	$(4.6)	$(45.7)	$982.5	(2.8)	$(209.0)	$1,116.2

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Cash flows provided by operating activities
Earnings (loss) from continuing operations	$377.1	$(52.5)	$64.0
Non-cash items included in earnings (loss) from continuing operations:
In-process research and development	—	458.0	—
Depreciation and amortization	68.3	57.9	40.7
Amortization of original issue discount and debt issuance costs	11.8	8.6	15.3
Write-off of deferred convertible debt issuance costs	—	0.9	8.0
Deferred income tax benefit	(34.5)	(61.6)	(13.8)
(Gain) loss on investments	(0.3)	—	30.2
Loss (gain) on sale/abandonment of assets	4.1	3.7	(5.7)
Unrealized loss on derivative instruments, net	0.4	0.3	1.7
Expense of compensation plans	11.5	10.3	10.3
Minority interest	1.0	0.8	0.7
Restructuring charge (reversal) and asset write-offs, net	7.0	(0.4)	62.4
Changes in assets and liabilities:
Trade receivables	(15.8)	12.5	(49.5)
Inventories	(11.8)	(3.3)	(16.7)
Other current assets	14.7	(7.6)	9.1
Accounts payable	9.2	(4.4)	4.1
Accrued expenses and other liabilities	59.5	46.0	13.6
Income taxes	72.3	15.3	(43.7)
Other non-current assets	(26.0)	(49.2)	(83.1)

Net cash provided by continuing operations	548.5	435.3	47.6

Cash flows from investing activities
Additions to property, plant and equipment	(96.4)	(109.6)	(78.8)
Proceeds from sale of property, plant and equipment	—	—	6.9
Acquisitions, net of cash acquired	—	(469.5)	—
Other, net	(10.4)	(15.8)	(7.7)

Net cash used in investing activities	(106.8)	(594.9)	(79.6)

Cash flows from financing activities
Dividends to stockholders	(47.3)	(46.9)	(46.7)
(Decrease) increase in notes payable	(12.6)	10.0	(11.8)
Sale of stock to employees	83.6	47.0	24.4
Net (repayments) borrowings under commercial paper obligations	(10.4)	10.4	—
Proceeds from convertible borrowings	—	—	500.0
Repayments of convertible borrowings	—	(46.2)	(376.5)
Debt issuance costs	—	—	(12.1)
Repayments of long-term debt	—	(0.5)	(25.6)
Payments to acquire treasury stock	(65.2)	(90.6)	(180.8)

Net cash used in financing activities	(51.9)	(116.8)	(129.1)
Cash flow from discontinued operations	—	—	172.0
Effect of exchange rates on cash and equivalents	(2.6)	10.0	(11.8)

Net increase (decrease) in cash and equivalents	387.2	(266.4)	(0.9)
Cash and equivalents at beginning of year	507.6	774.0	774.9

Cash and equivalents at end of year	$894.8	$507.6	$774.0

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$13.5	$15.7	$14.8

Income taxes, net of refunds	$110.0	$72.3	$85.6

     For 2003, non-cash activities included the allocation of $6.1 million of other assets and $12.8 million in certain intangible contract-based product marketing and other rights to the purchase price for the acquisitions of Oculex Pharmaceuticals, Inc. and Bardeen Sciences Company, LLC, respectively. Additionally, the Company recorded a dividend (dividend adjustment) in the amount of $(0.3) million and $53.2 million in 2003 and 2002, respectively, related to the distribution of Advanced Medical Optics, Inc.’s common stock to the Company’s stockholders.
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

Foreign Currency Translation
      The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any year presented. (See Note 12, Financial Instruments.)

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

Goodwill and Intangible Assets
      Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from four to 15 years, and a foreign business license with an indefinite useful life that is not amortized, but instead tested for impairment annually.

Treasury Stock
      Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2004, the Company held approximately 2.8 million treasury shares under this program.

Revenue Recognition
      The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.3 million and $1.2 million at December 31, 2004 and 2003, respectively. The Company permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal channels of distribution. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon an analysis of the Company’s historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at December 31, 2004 and 2003 were $5.8 million and $6.5 million, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
      Additionally, the Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebates and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies and group purchasing organizations. Sales rebate and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at December 31, 2004 and 2003 were $61.4 million and $51.6 million, respectively. Procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors including, but not limited to, current marketplace dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regulations and product pricing. Quantitatively, the Company uses historical sales, product utilization and rebate data and applies forecasting techniques in order to estimate the Company’s liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. Additionally, there is a significant time lag between the date the Company determines the estimated liability and when the Company actually pays the liability. Due to this time lag, the Company records adjustments to its estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue the Company recognizes from product sales if the actual amount of rebates and incentives differs materially from amounts estimated by management.
      Research service revenue is recognized and related costs are recorded as services are performed under research service agreements. At such time, the research service customers are obligated to pay, and such obligation is not refundable.
      The Company recognizes as other income, license fees based upon the facts and circumstances of each licensing agreement. In general, the Company recognizes income upon the signing of a license agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license. The Company defers income under license agreements when it has further obligations that indicate that a separate earnings process has not culminated.

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

	2004	2003	2002

	(in millions, except
	per share data)
Net earnings (loss), as reported	$377.1	$(52.5)	$75.2
Add stock-based compensation expense included in reported net earnings (loss), net of tax	7.6	7.2	7.8
Deduct stock-based compensation expense determined under fair value based method, net of tax	(45.4)	(43.6)	(41.4)

Pro forma net earnings (loss)	$339.3	$(88.9)	$41.6

Earnings (loss) per share:
As reported basic	$2.87	$(0.40)	$0.58
As reported diluted	$2.82	$(0.40)	$0.57
Pro forma basic	$2.58	$(0.68)	$0.32
Pro forma diluted	$2.53	$(0.68)	$0.32

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years. (See New Accounting Standards Not Yet Adopted below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.)

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
      Valuation allowances against the Company’s deferred tax assets were $51.9 million and $74.1 million at December 31, 2004 and 2003, respectively. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.
      The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. At December 31, 2004, the Company had approximately $1,011 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted in the United States. The Company is currently evaluating the impact of the Act on its operations and effective tax rate. In particular, the Company is evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by the Company’s board of directors before executing any repatriation activities. At this time, the Company has not completed its evaluation. The Company expects to complete its evaluation by the end of the Company’s third fiscal quarter 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation is currently between zero and $674 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Company is also evaluating allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effect of this new deduction on the Company’s provision for income taxes, but the Company does not believe that it will have a material effect on the Company’s 2005 consolidated financial statements.

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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, the Company acquired Oculex Pharmaceuticals, Inc. (Oculex) and Bardeen Sciences Company, LLC (Bardeen) for aggregate purchase prices of approximately $223.8 million and $264.6 million, respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. The Oculex transaction was determined to be a business combination, while the Bardeen transaction was considered to be an asset acquisition and not a business combination.
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

Recently Adopted Accounting Standards
      In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and is effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company currently has no plans to change its policy regarding permanent reinvestment of unremitted earnings in the Company’s foreign operations. However, the Company is evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by the Company’s board of directors before executing any repatriation activities. At this time, the Company has not completed its evaluation. The Company expects to complete its evaluation by the end of the Company’s third fiscal quarter

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation is currently between zero and $674 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time.
      In December 2004, Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (SFAS No. 153), was issued and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Company adopted the provisions of SFAS No. 153 in its fourth fiscal quarter of 2004. The adoption did not have a material effect on the Company’s consolidated financial statements.
      In November 2004, Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), was issued and is effective for fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current-period charges, and the allocation of fixed production overheads to the costs of conversion to be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 in its fourth fiscal quarter of 2004. The adoption did not have a material effect on the Company’s consolidated financial statements.
      In October 2004, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (EITF 04-8), which became effective for reporting periods ending after December 15, 2004. EITF No. 04-8 requires all instruments that have embedded conversion features, including contingently convertible debt, that are contingent on market conditions indexed to an issuer’s share price to be included in diluted earnings per share computations, if dilutive, regardless of whether the market conditions have been met. The Company adopted the provisions of EITF No. 04-8 in its fourth fiscal quarter of 2004 and restated all prior period diluted earnings per share amounts to conform to the guidance in EITF No. 04-8.
      In May 2004, the Financial Accounting Standards Board released Financial Accounting Standards Board Position 106-2 (FASB Staff Position 106-2) to supercede FASB Staff Position 106-1 and to provide guidance on accounting and disclosure requirements related to the Medicare Act. FASB Staff Position 106-2 was effective for financial reporting periods beginning after June 15, 2004. The Company adopted FASB Staff Position 106-2 effective the beginning of its second fiscal quarter 2004 on a “retroactive application to date of enactment” basis as allowed by FASB Staff Position 106-2. In conjunction with the implementation of FASB Staff Position 106-2, the Company will receive the direct subsidy from the government. As a result of the adoption of FASB Staff Position 106-2, the Company’s net periodic benefit cost was reduced by $0.2 million for the year ended December 31, 2004 and its accumulated projected benefit obligation was reduced by $2.3 million. The reduction in accumulated benefit obligation will be accounted for as an actuarial experience gain as required by FASB Staff Position 106-2.
      In April 2004, Financial Accounting Standards Board Position 129-1 (FASB Staff Position 129-1) was issued and was effective upon issuance. FASB Staff Position 129-1 requires the Company to provide certain quantitative and qualitative disclosures regarding the conversion features of contingently convertible securities, which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. The Company adopted the provisions of FASB Staff Position 129-1 in its second fiscal quarter of 2004.
      In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132 Revised), which revised employers’ disclosures about pension plans and other postretirement

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit plans. SFAS No. 132 Revised does not change the measurement or recognition of those plans required by Financial Accounting Standards Board Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 132 Revised retains the disclosure requirements contained in Financial Accounting Standards Board Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132 Revised requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 Revised are effective for financial statements with fiscal years ended after December 15, 2003, with the exception of disclosure information regarding foreign pension plans and estimated future benefit payments which provisions are effective for fiscal years ended after June 15, 2004.
      As required by SFAS No. 132 Revised, the Company has provided the additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of its U.S. pension plans and other postretirement benefit plan for its fiscal year ended December 31, 2003, and elected early adoption and implemented the provisions regarding the disclosure information for its foreign pension plans for its fiscal year ended December 31, 2003. As required by SFAS No. 132 Revised, the Company began to provide disclosure information regarding estimated future benefit payments effective with its fiscal year ended December 31, 2004. (See Note 10, Employee Retirement and Other Benefit Plans.)

New Accounting Standards Not Yet Adopted
      In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued and is effective for entities that do not file as small business issuers as of the beginning of the first interim reporting period that begins after June 15, 2005, which is the Company’s third fiscal quarter of 2005. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS No. 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. Upon adoption of SFAS No. 123R, the Company will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for the Company’s stock options been recognized based upon the fair value for awards granted.
      In December 2004, Financial Accounting Standards Board Position 109-1 (FASB Staff Position 109-1) was issued and is effective upon issuance. FASB Staff Position 109-1 requires the Company to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to United States production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. At this time, the Company is unable to determine the effect of this new deduction on its future provision for income taxes,

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
but the Company does not believe that it will have a material effect on the Company’s 2005 consolidated financial statements.

Note 2:	Discontinued Operations
      In June 2002, the Company completed the spin-off of its optical medical device business to its stockholders. The optical medical device business consisted of two businesses: the ophthalmic surgical products business and the contact lens care products business. The spin-off was effected by contributing the optical medical device business to a newly formed subsidiary, Advanced Medical Optics, Inc. (AMO), and issuing a dividend of AMO’s common stock to the Company’s stockholders. The Company’s consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of AMO as a discontinued operation.
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
      The following table sets forth selected financial data of the Company’s discontinued operations.
Selected Financial Data for Discontinued Operations

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Net sales	$—	$—	$251.7
Earnings from discontinued operations, net of tax	—	—	11.2
      Through the end of 2002, actual costs incurred by the Company related to the AMO spin-off, including restructuring and duplicate operating expenses, were approximately $104.7 million, including $4.4 million of costs incurred in 2001. This amount excludes $14.3 million in costs incurred in 2002 that were allocated to discontinued operations. During 2004 and 2003, the Company reversed approximately $0.1 million and $0.4 million, respectively, of its restructuring charges related to the AMO spin-off due to adjustments to certain estimated amounts. During 2003, the Company also paid $18.7 million for various taxes, net of amounts associated with a tax sharing agreement with AMO, related to intercompany purchases of assets by AMO prior to the spin-off that were deferred and charged to retained earnings as part of the dividend of AMO’s stock to the Company’s stockholders.
      As part of the AMO spin-off, Allergan and AMO entered into a tax sharing agreement, employee matters agreement, limited transitional services agreement (such as general and administrative support, transitional facilities subleases, research and development services, and retail channel support) and a manufacturing and supply agreement. The transitional services agreement sets forth charges generally intended to allow Allergan to fully recover the allocated costs of providing the services, plus all out-of-pocket costs and expenses. AMO recovers costs from Allergan in a similar manner for services provided by AMO. As of December 31, 2004, all transitional services have terminated.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the manufacturing and supply agreement, Allergan agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for a period of up to three years from the date of the distribution. Under the manufacturing and supply agreement, AMO may purchase these products at a price equal to Allergan’s fully allocated costs plus 10%. The manufacturing and supply agreement is scheduled to terminate in June 2005. (See Note 3, Restructuring Charges and Asset Write-offs and Duplicate Operating Expenses, for a discussion of the termination of the manufacturing and supply agreement with AMO.)
      The tax sharing agreement governs Allergan’s and AMO’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending before, on or after the distribution. Generally, Allergan agreed to be liable for all pre-distribution taxes attributable to its business, and AMO agreed to indemnify Allergan for all pre-distribution taxes attributable to AMO’s business for the 2002 taxable year. In addition, the tax sharing agreement provides that Allergan is generally liable for taxes that are incurred as a result of restructuring activities undertaken to effect the distribution.
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

Note 3:	Restructuring Charges and Asset Write-offs and Duplicate Operating Expenses

Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
      In October 2004, the Company’s board of directors approved certain restructuring activities related to the scheduled termination of the Company’s manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the June 2002 spin-off of AMO, the Company agreed to manufacture certain contact lens care products and VITRAX for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company plans to eliminate certain manufacturing positions at its Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
      The Company anticipates that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement, which are expected to total between $24 million and $28 million, will be recorded beginning in the fourth quarter of 2004 and continue up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in the Company’s workforce of approximately 350 individuals. The workforce reduction is expected to impact personnel in Europe, the United States and Latin America. The workforce reduction began in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter 2005. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
      During the fourth quarter of 2004, the Company recorded pre-tax restructuring charges of $7.1 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the cumulative restructuring activities through December 31, 2004 resulting from the scheduled termination of the manufacturing and supply agreement:

Charges for Employees
Involuntarily and
Voluntarily Terminated

(in millions)
Net charge during 2004	$7.1
Spending	(0.1)

Balance at December 31, 2004	$7.0

      The remaining balance at December 31, 2004 is comprised of accrued statutory severance and one-time termination benefits of $10.2 million, less expected employment program tax credits of $3.2 million.

Spin-off of Advanced Medical Optics
      The Company recorded a $63.5 million pre-tax charge for restructuring costs and asset write-offs for the year ended December 31, 2002, associated with the AMO spin-off, as more fully described in Note 2, Discontinued Operations. This restructuring charge consisted primarily of employee severance, facility closure and consolidation costs, asset write-offs and other costs, all substantially related to the AMO spin-off. The assets written-off consisted primarily of manufacturing machinery and equipment, a building and various building improvements that were impaired or demolished in connection with the AMO spin-off. The full year 2002 restructuring charge also included asset write-offs of $1.9 million unrelated to the AMO spin-off. Included in other costs within the net charge during 2002 is $1.1 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations. During 2004 and 2003, the Company adjusted its restructuring charge estimates, resulting in certain reclassifications between restructuring activities and a net restructuring charge reversal of $0.1 million in 2004 and $0.4 million in 2003, respectively.
      The AMO restructuring and spin-off activities included a workforce reduction of 263 positions, consisting of 106 manufacturing, 17 research and development, and 140 selling, general and administrative positions over a one year period. As of December 31, 2004, severance payments totaling $12.6 million have been made to 237 terminated employees since January 2002. A total of 18 and 8 manufacturing positions for the year ended December 31, 2002 and 2003, respectively, included in the original 263 position reduction did not require severance payments as certain employees terminated their employment prior to the date they would have qualified for severance or transferred to unfilled positions in other areas.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the cumulative restructuring activities through December 31, 2004 resulting from the 2002 restructuring charge and asset write-offs:

	Charges for	Facility
	Employees	Closure and
	Involuntarily	Consolidation	Asset	Other
	Terminated	Costs	Write-offs	Costs	Total

	(in millions)
Net charge during 2002	$13.5	$3.5	$40.4	$6.1	$63.5
Adjustments to net charge during 2003	(0.8)	(0.8)	—	1.2	(0.4)
Assets written off	—	(1.9)	(40.4)	—	(42.3)
Spending	(12.5)	(0.8)	—	(4.4)	(17.7)

Balances as of December 31, 2003	0.2	—	—	2.9	3.1
Adjustments to net charge during 2004	(0.2)	—	—	0.1	(0.1)

Balances as of December 31, 2004	$—	$—	$—	$3.0	$3.0

      The remaining balance at December 31, 2004 for other costs of $3.0 million is comprised of accrued expenses for present obligations related to exit liabilities associated with the scheduled termination of the manufacturing and supply agreement with AMO, which the Company expects to settle in 2005.
      During 2002, the Company incurred $42.5 million of duplicate operating expenses associated with the AMO spin-off. Duplicate operating expenses included advisory fees, salary and recruiting costs, product and regulatory transition costs, equipment and personnel relocation costs and other business transition expenses. Duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the consolidated statements of operations.

Note 4:	Acquisitions

Oculex Pharmaceuticals, Inc.
      On November 20, 2003, the Company purchased all of the outstanding equity interests of Oculex Pharmaceuticals, Inc. (Oculex), a privately held company, for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets, comprised principally of notes receivable, an equity investment and certain deferred tax assets related to Oculex. The acquisition was accounted for by the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Oculex beginning November 20, 2003. In conjunction with the acquisition, the Company recorded a charge to in-process research and development expense of $179.2 million during 2003 for an acquired in-process research and development asset which the Company determined was not yet complete and had no alternative future uses in its current state. This asset is Oculex’s lead investigational product, Posurdex®, which is a proprietary, bioerodable, sustained release implant that delivers dexamethasone to the targeted disease site at the back of the eye. Phase 2 clinical trials for Posurdex® have already been completed, and the Company has initiated Phase 3 clinical trials for macular edema associated with diabetes and vein occlusions. Additionally, the Company determined that the assets acquired also included a proprietary technology drug delivery platform which had alternative future uses in its current state, which the Company separately valued and capitalized as core technology. The core technology is a versatile bioerodable polymer drug delivery technology which can be used for sustained local delivery of compounds to the eye.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The pro forma loss from continuing operations and net loss in 2003 exclude pre-acquisition expenses recorded by Oculex related to actions taken to complete the sale of Oculex to the Company, including severance costs and transaction advisory fees. The Company estimates the pro forma effect of these pre-acquisition expenses to be approximately $3.3 million after tax.
      During 2004, the Company adjusted the fair value of certain net assets acquired by $0.6 million, which resulted in a decrease in the amount of capitalized core technology and in-process research and development of $0.1 million and $0.5 million, respectively. The $0.5 million decrease in in-process research and development was included in research and development expenses in 2004.

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

$264.6

      From the time of Bardeen’s formation until the acquisition date, the Company performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between the Company and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, the Company recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying consolidated statements of operations. For the years ended December 31, 2003 and 2002, the Company recognized $16.0 million and $40.3 million in research revenues, respectively, and $14.5 million and $36.6 million in research costs, respectively, under the research and development services agreement with Bardeen.

Note 5:	Composition of Certain Financial Statement Captions

	December 31,

	2004	2003

	(in millions)
Trade receivables, net
Trade receivables	$249.2	$225.4
Less allowance for doubtful accounts	5.7	5.3

	$243.5	$220.1

Inventories
Finished products	$50.5	$38.3
Work in process	23.2	22.3
Raw materials	16.2	15.7

	$89.9	$76.3

Other current assets
Prepaid expenses	$50.0	$60.7
Deferred taxes	72.0	40.9
Other	25.8	22.6

	$147.8	$124.2

Investments and other assets
Prepaid pensions	$110.9	$105.3
Investments in corporate-owned life insurance contracts used to fund deferred executive compensation	34.3	27.6
Capitalized software	22.6	21.6
Equity investments	9.0	7.1
Other	53.2	49.3

	$230.0	$210.9

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(in millions)
Property, plant and equipment, net
Land	$6.6	$6.0
Buildings	487.1	425.3
Machinery and equipment	310.2	290.4

	803.9	721.7
Less accumulated depreciation	335.4	299.2

	$468.5	$422.5

Other accrued expenses
Sales rebates and other incentive programs	$61.4	$51.6
Accrued restructuring charges	13.2	3.1
Royalties	27.3	19.4
Sales returns	5.8	6.5
Other	70.8	76.9

	$178.5	$157.5

Other liabilities
Postretirement benefit plan	$24.5	$22.5
Non-qualified benefit plan	29.2	17.5
Deferred executive compensation	37.5	30.0
Deferred income	10.4	—
Other	7.0	7.1

	$108.6	$77.1

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(44.7)	$(54.6)
Minimum pension liability adjustments, net of taxes of $1.9 million and $1.2 million for 2004 and 2003, respectively	(3.2)	(2.1)
Unrealized gain on investments, net of taxes of $0.9 million and $0.7 million for 2004 and 2003, respectively	2.2	1.8

	$(45.7)	$(54.9)

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Intangibles and Goodwill
      At December 31, 2004 and 2003, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2004			December 31, 2003

			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)

	(in millions)			(in millions)
Amortizable Intangible Assets:
Licensing	$38.5	$(10.6)	7.9	$38.5	$(4.9)	7.9
Trademarks	3.5	(1.9)	15.0	3.5	(1.6)	15.0
Core technology	29.6	(2.2)	15.0	29.6	(0.2)	15.0
Other	1.0	(0.7)	5.0	1.0	(0.5)	5.0

	72.6	(15.4)	11.1	72.6	(7.2)	11.1
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.5	$(15.4)		$73.5	$(7.2)

      Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The core technology consists of a drug delivery technology acquired in connection with the 2003 acquisition of Oculex. (See Note 4, Acquisitions.)
      Aggregate amortization expense for amortizable intangible assets was $8.2 million, $5.0 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Estimated amortization expense is $8.2 million for 2005, $7.9 million for 2006, $6.8 million for 2007, $4.9 million for 2008 and $4.3 million for 2009.
     Goodwill

	December 31,

	2004	2003

	(in millions)
Goodwill:
United States	$4.6	$4.6
Latin America	3.2	3.0
Europe and other	0.9	0.8

	$8.7	$8.4

      There was no activity related to goodwill during the year ended December 31, 2004. The changes in goodwill balances are the result of foreign currency translation.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7:     Notes Payable and Long-Term Debt

	2004		2003
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2004	Rate	2003

		(in millions)		(in millions)
Bank loans	2.73%	$13.1	2.77%	$23.9
Medium term notes 3.56% - 7.47% 2008 - 2012	5.29%	56.5	5.32%	55.6
Commercial paper		—	1.05%	10.4
Capitalized leases		—		0.5

		69.6		90.4
Less current maturities		13.1		24.4

Total long-term debt		$56.5		$66.0

      As of December 31, 2004, the Company had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium-term note program, an unused debt shelf registration statement that the Company may use for a new medium-term note program and other issuances of debt securities, and various foreign bank facilities. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion Japanese yen (approximately $29.2 million) through 2006. The commercial paper program also provides for up to $300 million in borrowings. The commitment fees under the domestic and foreign credit facilities are minimal. The Company does not currently intend to have combined borrowings under its committed credit facilities and its commercial paper program that would exceed $300 million in the aggregate. The current medium-term note program allows the Company to issue up to an additional $8.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. The Company was in compliance with these covenants and has approximately $549.7 million available for dividends at December 31, 2004. As of December 31, 2004, the Company had no borrowings under its domestic committed credit facility or commercial paper program, $6.9 million in borrowings outstanding under its committed foreign line of credit, $6.2 million outstanding in borrowings under various foreign bank loans and $56.5 million in borrowings outstanding under the medium-term note program.
      The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $13.1 million in 2005; zero in 2006 and 2007; $31.5 million in 2008; zero in 2009 and $25.0 million thereafter. Interest incurred of $1.4 million in 2004, $1.1 million in 2003 and $0.9 million in 2002 has been capitalized and included in property, plant and equipment.

Note 8:	Convertible Notes
      On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (Senior Notes) in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity if the closing price of Allergan’s common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or the Company calls the Senior Notes for redemption, makes specified distributions to its stockholders or becomes a party to

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain consolidation, merger or binding share exchange agreements. On July 28, 2004, the Company, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict the Company’s ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, the Company is now required to pay the entire redemption amount in cash. In addition, upon any conversion, the Company will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of December 31, 2004, the conversion criteria had not been met.
      As a sensitivity measure, the incremental dilutive effect to be used in the computation of diluted earnings per share from the assumed conversion of the Senior Notes would have been an increase of approximately 0.6 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the year ended December 31, 2004, if the closing price of the Company’s common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and any amounts above the accreted value were settled in common stock.
      Holders of the Senior Notes may surrender their Senior Notes, in multiples of $1,000 principal amount at maturity, for conversion into shares of the Company’s common stock in a fiscal quarter (and only during such fiscal quarter) if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than an amount equal to the accreted conversion price per share of the Company’s common stock on the last day of the preceding fiscal quarter multiplied by the applicable percentage (as set forth below); provided, however, that in no event shall such amount be less than $90 per share (subject to adjustment). The initial applicable percentage of the accreted conversion price shall be 125% and shall decline 0.25% every six-month period thereafter to 115% on November 6, 2022. The accreted conversion price per share as of any day will equal the quotient of (i) the accreted value to such day, divided by (ii) the number of shares of the Company’s common stock issuable upon the conversion of $1,000 principal amount at maturity of Senior Notes on such day. As of December 31, 2004, the conversion criteria had not been met.
      Holders of the Senior Notes may require the Company to purchase the Senior Notes on any one of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Pursuant to the supplemental indenture, the Company is required to pay cash for any Senior Notes purchased by the Company on any of these three dates. The Company may not redeem the Senior Notes before November 6, 2005, and prior to November 6, 2007 the Company may redeem all or a portion of Senior Notes for cash in an amount equal to their accreted value only if the price of the Company’s common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, the Company may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value.
      Interest expense of approximately $6.4 million, $6.3 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, was recognized representing the amortization of discount on the Senior Notes. The discount is amortized using the effective interest method over the stated term of 20 years. At December 31, 2004, approximately $127.9 million of unamortized discount remains as a component of the Senior Notes. The Company amortizes deferred debt issuance costs associated with the Senior Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Income Taxes
      The components of earnings (loss) from continuing operations before income taxes and minority interest were:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
U.S.	$343.9	$(168.8)	$12.3
Non-U.S.	188.2	139.3	77.5

Total — continuing operations	$532.1	$(29.5)	$89.8

      The provision for income taxes consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(in millions)
Current
U.S. federal	$151.8	$77.4	$(10.9)
Non-U.S.	26.4	6.8	23.9
U.S. state	10.3	(0.4)	3.4

Total current	188.5	83.8	16.4

Deferred
U.S. federal	(10.7)	(78.3)	0.1
Non-U.S.	(5.4)	19.4	8.3
U.S. state	(18.4)	(2.7)	0.3

Total deferred	(34.5)	(61.6)	8.7

Total — continuing operations	$154.0	$22.2	$25.1

      Current tax expense does not reflect benefit of $28.2 million, $26.1 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated statements of stockholders’ equity.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2004	2003	2002

Statutory rate of tax expense (benefit)	35.0%	(35.0)%	35.0%
State taxes, net of U.S. tax benefit	1.7	(2.7)	0.1
Tax differential on foreign earnings	(9.0)	(76.5)	(5.0)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	3.3	15.3	0.9
Other credits (R&D)	(1.5)	(17.0)	(8.3)
In-process R&D	—	228.6	—
Intangible write-off	(0.5)	(0.7)	(2.5)
Transaction costs	—	—	5.6
Tax audit settlements/adjustments	2.4	(13.8)	—
Change in valuation allowance	(4.1)	(25.6)	12.8
Capital loss carryforward	—	—	(12.8)
Other	1.6	2.7	2.2

Effective tax rate	28.9%	75.3%	28.0%

      Withholding and U.S. taxes have not been provided on approximately $1,011 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations, or such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted in the United States. The Company is evaluating the impact of the Act on its operations and effective tax rate. In particular, the Company has recently begun its evaluation of the Act’s provisions relating to incentives to repatriate foreign earnings to the United States. The Company expects to complete its evaluation of the effects of the foreign earnings repatriation provisions during the third quarter of 2005.
      The Act’s repatriation provisions allow the Company to elect to deduct 85% of certain cash dividends received from its foreign corporations during calendar year 2005. In order for the Company to be eligible for the 85% deduction, the cash dividends must meet a number of criteria including (but not limited to) reinvestment in the United States pursuant to a domestic reinvestment plan approved by the Company’s board of directors. In addition, the provisions require that certain foreign tax credits and other deductions associated with the dividend payments be reduced commensurate with the level of tax benefit received by the Company from the 85% deduction. The Company presently estimates that the range of possible amounts of repatriated dividends is between zero and $674 million (the maximum amount the Company could repatriate under the Act). The Company is currently unable to reasonably estimate the related range of income tax effects of the potential repatriation.
      The Company is also evaluating the Act’s provisions regarding new allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effect of this new provision and will continue to analyze its potential impact as guidance is made available.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2004, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $33.7 million.
      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$10.4	$12.1	$7.8
Accrued expenses	21.4	18.7	16.2
Capitalized expenses	9.7	9.2	10.6
Deferred compensation	15.1	12.8	10.3
Medicaid rebates	14.9	11.8	9.3
Postretirement medical benefits	9.7	9.3	8.6
Capitalized intangible assets	123.1	131.8	55.4
Other credit carryforwards	1.0	—	11.1
Employee benefits	9.0	7.5	6.7
Total inventories	11.9	9.0	5.3
Research credit carryforwards	10.6	21.6	15.2
Capital loss carryforward	11.5	11.5	11.5
All other	34.6	14.0	36.4

	282.9	269.3	204.4
Less: valuation allowance	(51.9)	(74.1)	(85.4)

Total deferred tax assets	231.0	195.2	119.0

Deferred tax liabilities
Pension	21.2	21.5	19.7
Depreciation	13.1	10.3	9.4
All other	9.0	3.9	1.4

Total deferred tax liabilities	43.3	35.7	30.5

Net deferred tax assets	$187.7	$159.5	$88.5

      The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2004 were $72.0 million and $115.7 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2003 were $40.9 million and $118.6 million, respectively. Net current deferred tax assets are included in “Other current assets” in the consolidated balance sheets. The net change in the amount of the valuation allowance at December 31, 2004 compared to December 31, 2003 consists primarily of a reduction in the valuation allowance against research and development tax credit carryforwards (due to a change in the estimated usage that the Company believes will be realized). The decrease in the amount of the valuation allowance at December 31, 2003 compared to December 31, 2002 is

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily related to a reversal of a portion of the valuation allowance related to the 2001 acquisition of Allergan Specialty Therapeutics, Inc. (ASTI). Such valuation allowance was no longer necessary and the related tax benefit was realized through the reduction of all remaining capitalized ASTI core technology and through a reduction in the effective tax rate. Approximately $3.5 million of the total valuation allowance relates to deferred tax assets associated with the 2003 acquisition of Oculex Pharmaceuticals, Inc., the realization of which will cause the reversal of the valuation allowance to be allocated to reduce acquired core technology intangible assets.
      Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2004. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

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
      The funded status of the pension and postretirement plans presented herein were measured as of September 30, 2004 and 2003, respectively.
      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) expands Medicare, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Medicare Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Financial Accounting Standards Board Position 106-1 (FASB Staff Position 106-1) allows the Company to begin recognizing any potential impact of the Medicare Act in its first quarter 2004 consolidated financial statements or to defer recognizing the potential impact until more definitive accounting guidance was provided. The Company chose to defer the implementation of FASB Staff Position 106-1 until more definitive accounting guidance was provided.
      In May 2004, the Financial Accounting Standards Board released Financial Accounting Standards Board Position 106-2 (FASB Staff Position 106-2) to supercede FASB Staff Position 106-1 and to provide guidance on accounting and disclosure requirements related to the Medicare Act. FASB Staff Position 106-2 was

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for financial reporting periods beginning after June 15, 2004. The Company adopted FASB Staff Position 106-2 effective the beginning of its second quarter 2004 on a “retroactive application to date of enactment” basis as allowed by FASB Staff Position 106-2. In conjunction with the implementation of FASB Staff Position 106-2, the Company will receive the direct subsidy from the government. As a result of the adoption of FASB Staff Position 106-2, the Company’s net periodic benefit cost was reduced by $0.2 million for the year ended December 31, 2004 and its accumulated projected benefit obligation was reduced by $2.3 million. The reduction in accumulated benefit obligation will be accounted for as an actuarial experience gain as required by FASB Staff Position 106-2.
      Components of net periodic benefit cost, benefit obligation, change in plan assets, asset allocation, funded status and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

Net Periodic Benefit Cost
      Components of net periodic benefit cost and the weighted-average assumptions used to determine net periodic cost for the years ended 2004, 2003, and 2002 were as follows:
          Net Periodic Benefit Cost

				Other
				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

	(in millions)
Service cost	$14.7	$12.6	$13.3	$1.3	$1.4	$1.4
Interest cost	21.6	19.7	18.0	1.2	1.2	1.3
Expected return on plan assets	(25.4)	(23.6)	(20.9)	—	—	—
Amortization of transition amount	—	—	(0.5)	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	(0.2)	(0.1)	(0.1)
Recognized net actuarial loss	6.7	3.1	0.8	—	—	—
Curtailment loss	—	—	0.1	—	—	—

Net periodic benefit cost	$17.7	$11.9	$11.0	$2.3	$2.5	$2.6

          Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

				Other
				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

U.S. Pension Plans:
Discount rate	6.10%	6.75%	7.50%	6.10%	6.75%	7.50%
Expected return on plan assets	8.25%	8.25%	9.50%	—	—	—
Rate of compensation increase	3.50%	4.14%	4.89%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.20%	5.38%	5.01%
Expected return on plan assets	6.88%	6.64%	6.61%
Rate of compensation increase	3.91%	3.78%	3.60%

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the pension plans, net periodic benefit costs of $9.5 million were recorded to continuing operations and $1.5 million to discontinued operations in 2002. For the retiree health plan, net period benefit costs of $2.2 million were recorded to continuing operations and $0.4 million to discontinued operations in 2002.
      In 2004, for the U.S. qualified pension plan the Company determined the expected rate of return on plan assets to be 8.25%. This expected rate of return was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined.
      In 2004, for non-U.S. funded pension plans the Company determined the expected rate of return on plan assets to be 6.88%. This expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities.

Benefit Obligation
      The tables below present components of the change in projected benefit obligation and the weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003.
          Change in Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)
Projected benefit obligation, beginning of period	$354.7	$293.4	$23.7	$19.9
Service cost	14.7	12.6	1.3	1.4
Interest cost	21.6	19.7	1.2	1.2
Participant contributions	1.2	0.7	—	—
Actuarial loss	41.6	25.3	1.7	1.8
Benefits paid	(7.8)	(4.4)	(0.6)	(0.6)
Special termination benefits	0.2	—	—	—
Impact of foreign currency translation	7.6	7.4	—	—
Plan amendment	—	—	(2.3)	—

Projected benefit obligation, end of period	$433.8	$354.7	$25.0	$23.7

      The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $374.9 million and $320.5 million at December 31, 2004 and 2003, respectively. For the retiree health plan the accumulated benefit obligation was $20.0 million and $18.7 million at December 31, 2004 and 2003, respectively.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Weighted Average Assumptions Used to Determine Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

U.S. Pension Plans:
Discount rate used	5.95%	6.10%	5.95%	6.10%
Rate of compensation increase	3.75%	3.50%	—	—
Non-U.S. Pension Plans:
Discount rate used	5.05%	5.20%
Rate of compensation increase	4.40%	3.91%
      Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(in millions)
Effect on total service and interest cost components	$0.8	$(0.6)
Effect on postretirement benefit obligation	5.6	(4.8)
      The assumed annual health care cost trend rate for the retiree health plans was 11.0% for 2005, gradually decreasing to 5.0% in 2011 and remaining at that level thereafter.

Plan Assets
      The table below presents components of the change in plan assets at December 31, 2004 and 2003.

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)
Fair value of plan assets, beginning of period	$298.4	$242.4	$—	$—
Actual return on plan assets	32.3	38.0	—	—
Company contributions	16.9	14.7	0.6	0.6
Participant contributions	1.2	0.7	—	—
Benefits paid	(7.8)	(8.0)	(0.6)	(0.6)
Impact of foreign currency translation	5.7	10.6	—	—

Fair value of plan assets, end of period	$346.7	$298.4	$—	$—

      The Company’s funding policy for its U.S. qualified pension plan is to provide currently for accumulated benefits, subject to federal regulations. Plan benefits for the nonqualified plans are paid as they come due. Employer contributions include $1.2 million of benefits paid directly from the Company’s assets in both 2004 and 2003 under the Company’s U.S. and major non-U.S. pension plans. Employer contributions and benefits paid under the retiree health plan include $0.6 million paid from the Company’s assets in both 2004 and 2003, respectively.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset allocation for the Company’s U.S. and non-U.S. funded pension plans follows:

		Percent of
	2005	Plan Assets
	Target
	Allocation	2004	2003

U.S. Pension Plans:
Equity securities	60.0%	59.7%	57.8%
Debt securities	35.0	39.3	41.1
Real estate	5.0	—	—
Cash equivalents	—	1.0	1.1

Total	100%	100%	100%

Non-U.S. Pension Plans:
Equity securities	60.0%	58.2%	59.1%
Debt securities	40.0	39.5	40.9
Real estate	—	—	—
Cash equivalents	—	2.3	—

Total	100%	100%	100%

      The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities, real estate investment trusts and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2005 is 8.25% for its U.S. pension plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks, and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies, and quarterly investment portfolio reviews.
      The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2005 is 6.88% for its non-U.S. funded pension plans.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Funded Status
      The table below presents components of the funded status at December 31, 2004 and 2003.

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

		(in millions)
Fair value of plan assets	$346.7	$298.4	$—	$—
Benefit obligation	433.8	354.7	25.0	23.7

Funded status of plans	(87.1)	(56.3)	(25.0)	(23.7)
Amounts not yet recognized:
Unrecognized net actuarial loss	166.3	134.8	2.7	0.7
Unrecognized prior service cost	—	0.1	(3.1)	(1.0)
Unrecognized net transition obligation	—	(0.1)	—	—
Fourth quarter contributions	1.8	1.4	—	—

Prepaid (accrued) benefit costs, net	$81.0	$79.9	$(25.4)	$(24.0)

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

		(in millions)
Prepaid benefit cost	$111.3	$107.2	$—	$—
Accrued benefit cost	(30.3)	(27.3)	(25.4)	(24.0)
Minimum pension liability	(5.1)	(3.3)	—	—
Deferred tax asset	1.9	1.2	—	—
Accumulated other comprehensive income	3.2	2.1	—	—

Net amount recognized	$81.0	$79.9	$(25.4)	$(24.0)

      The projected benefit obligation, accumulated benefit obligation, and fair values of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003 were as follows:

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the Fair
	the Fair Value of		Value of
	Plan Assets		Plan Assets

	2004	2003	2004	2003

		(in millions)
Projected benefit obligation	$433.9	$334.1	$44.5	$34.4
Accumulated benefit obligation	374.9	301.3	35.9	30.5
Fair value of plan assets	346.7	277.7	1.6	1.4
      In 2005, the Company expects to pay contributions of between $14.3 million and $16.3 million for its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million for its other postretirement plan (unaudited).

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Estimated Future Benefit Payments
      Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

	(in millions)
2005	$9.1	$0.6
2006	9.9	0.8
2007	11.1	0.8
2008	12.5	0.9
2009	14.1	1.0
2010 - 2014	102.5	5.9

	$159.2	$10.0

     Savings and Investment Plan
      The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 4% of compensation, qualify for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan for continuing operations was $7.3 million in 2004, $6.4 million in 2003 and $3.5 million in 2002.
      In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan (effective January 1, 2003) which provides all employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $3.7 million and $2.6 million in 2004 and 2003, respectively.

Note 11:	Employee Stock Ownership Plan and Stock Plans
     Employee Stock Ownership Plan
      The Company has an Employee Stock Ownership Plan (ESOP) for U.S. employees. The ESOP trust purchased 2,670,000 shares from the Company using the proceeds from a related loan guaranteed by the Company as to payment of principal and interest, which was paid in full in 2002. As of December 31, 2003, all shares have been allocated to ESOP participants and are considered outstanding for purposes of calculating earnings per share. Participants received an allocation of shares held in the plan based on the amortization schedule of the loan borrowed by the ESOP to purchase the shares, and generally become vested over five years of Company service. Allocated shares were divided among participants based on relative compensation. While the ESOP remains an active plan, the Company does not currently intend to allocate any additional shares in the near future. Dividends received on allocated shares held by the ESOP are allocated directly to participants’ accounts. Compensation expense is recognized based on the amortization of the related loan. Compensation expense was zero in 2004 and 2003 and $4.0 million in 2002.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Premium Priced Stock Option Plan
      The Company has a premium priced stock option plan which provides for the granting of non-qualified premium priced stock options to officers and key employees. The premium priced options were granted during 2001 in three tranches; the first tranche was assigned an exercise price equal to 120% of the fair market value of a share of common stock on the date of option grant, the second tranche was assigned an exercise price equal to 120% of the option exercise price of the first tranche, and the third tranche was assigned an exercise price equal to 120% of the option exercise price of the second tranche. These options vest and become exercisable upon the earlier of the date in which the fair value of the Company stock equals or exceeds the option exercise price or five years from the date of grant. Options expire six years after their original date of grant. During 2001, the Company granted 2.5 million premium priced stock options with a weighted average exercise price of $107.44 per share and a weighted average fair value of $17.02 per share. During 2004, 0.7 million premium priced stock options with a weighted average exercise price per share of $88.57 vested as a result of the fair value of the Company’s common stock exceeding the exercise price of the options. At December 31, 2004, approximately 525,100 of stock options are available for future grant under the premium priced stock option plan.
     Incentive Compensation Plan
      The Company has an incentive compensation plan which provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock awards and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock which the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at December 31, 2004.
      Restricted stock awards under the incentive compensation plan are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. The Company granted approximately 33,000 and 42,500 shares of restricted stock under the plan in 2004 and 2003, respectively, with a weighted average value per share of $81.23 and $60.25, respectively. The Company did not grant any restricted stock related to this plan in 2002. Grants of restricted stock awards are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized as an expense over the vesting period. At December 31, 2004, there were 67,900 restricted shares issued and outstanding. Compensation expense recognized for the restricted stock awards under the incentive compensation plan was $1.0 million in 2004, $0.7 million in 2003 and $1.0 million in 2002.
      At December 31, 2004, approximately 2,428,000 of aggregate stock options and shares of restricted stock are available for future grant under the incentive compensation plan.
     Non-employee Director Equity Incentive Plan
      The Company has a non-employee director equity incentive plan which provides for the issuance of restricted stock and non-qualified stock options to non-employee directors. Under the terms of the non-employee director equity incentive plan, each eligible non-employee director receives an initial grant of non-qualified stock options and restricted stock awards and will receive additional grants of stock options on the date of each regular annual meeting of the Company and additional grants of restricted stock upon re-election to the Board.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-qualified stock options are granted at an exercise price equal to the fair market value at the date of grant, become fully vested and exercisable one year from the date of grant and expire 10 years after the date of grant.
      Restrictions on restricted stock awards generally expire when the awards vest. Vesting occurs at the rate of 33 1/3% per year beginning twelve months after the date of grant. The Company granted 21,600, 18,136 and 18,000 shares of restricted stock under the plan in 2004, 2003 and 2002, respectively, at a weighted average value per share of $91.17, $70.88, and $64.71, respectively. Grants of restricted stock awards are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized as an expense over the vesting period. At December 31, 2004 there were 34,200 restricted shares issued and outstanding. Compensation expense recognized under this plan was $1.3 million in 2004, $1.3 million in 2003 and $1.1 million in 2002.
      At December 31, 2004, approximately 246,800 of aggregate stock options and shares of restricted stock are available for future grant under the non-employee director equity incentive plan.
      Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and the non-employee director equity incentive plan is summarized below:

	2004			2003			2002

			Weighted			Weighted			Weighted
	Number		Average	Number		Average	Number		Average
	of		Exercise	of		Exercise	of		Exercise
	Shares		Price	Shares		Price	Shares		Price

			(in thousands, except option price data)
Outstanding, beginning of year	11,874		$64.64	11,745		$60.63	10,793		$58.47
Options granted	2,103		82.92	2,210		60.81	2,448		64.47
Options exercised	(1,919)		43.56	(1,698)		27.86	(898)		26.62
Options cancelled	(308)		78.84	(383)		82.69	(598)		88.58

Outstanding, end of year	11,750		70.98	11,874		64.64	11,745		60.63

Exercisable, end of year	5,578		60.11	4,890		47.54	4,687		37.10

Weighted average fair value of options granted during the year		$26.53			$19.27			$22.33

      The fair value of each option granted during 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.50% in 2004, 2003 and 2002; expected volatility of 33.4% for 2004, 31.6% for 2003 and 32.0% for 2002; risk-free interest rate of 3.1% in 2004, 3.0% in 2003 and 4.5% in 2002; and expected life of five years for 2004, 2003 and 2002 grants.
      The following table summarizes stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/04	Life	Price	at 12/31/04	Price

$ 13.01 - $ 16.92	454	2.6	$15.59	454	$15.59
$ 33.39 - $ 44.86	983	4.2	36.42	983	36.42
$ 52.05 - $ 76.51	4,881	7.0	60.76	2,296	58.93
$ 79.41 - $106.26	4,780	6.2	86.07	1,798	84.03
$127.51	652	2.5	127.51	47	127.51

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:	Financial Instruments
      In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to hedge these exposures. The Company does not enter into financial instruments for trading or speculative purposes.
      The Company enters into derivative financial instruments with major, high credit quality financial institutions. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk, and management believes that such risk is remote.
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
      The Company uses foreign currency option contracts, which provide for the sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen and the U.K. Pound.
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
      All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen and U.K. Pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized losses on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
      At December 31, 2004 and 2003, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2004		2003

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Forward exchange contracts	$16.6	$(0.5)	$12.4	$(0.4)
Foreign currency options purchased	82.4	1.6	50.5	1.0
Foreign currency options sold	—	—	5.7	0.3
      The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2004 and 2003. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from continuing operations resulted in net realized losses of $1.5 million in 2004, $1.0 million in 2003, and $2.3 million in 2002, which are included in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
      At December 31, 2004 and 2003, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.
      The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 were as follows (in millions):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$894.8	$894.8	$507.6	$507.6
Non-current investments:
Marketable equity	8.8	8.8	3.7	3.7
Non-marketable equity	0.2	0.2	2.9	3.4
Notes receivable	—	—	2.4	2.4
Notes payable	13.1	13.1	24.4	24.4
Long-term debt	56.5	63.6	66.0	74.0
Long-term convertible notes, net of discount	513.6	627.1	507.3	611.1
      Marketable equity amounts include an unrealized holding gain net of tax of $2.2 million and $1.8 million at December 31, 2004 and 2003, respectively. An impairment charge of $30.2 million was recorded in 2002

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to the other than temporary decline in value of certain investments and related collaborations. There were no similar impairment charges in 2004 or 2003.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2004, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 13:	Commitments and Contingencies

Operating Lease Obligations
      The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $25.5 million in 2004, $23.1 million in 2003 and $21.0 million in 2002.
      Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2004 are as follows: $23.2 million in 2005, $14.6 million in 2006, $9.6 million in 2007, $4.0 million in 2008, $2.3 million in 2009 and $12.2 million thereafter.

Legal Proceedings
      The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standard No. 5 Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated.
      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. On December 29, 2003, after a trial in June 2003, the court entered Findings of Fact and Conclusions of Law in favor of the Company, thereby holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On January 27, 2004, the court entered final judgment in favor of the Company. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal took place on November 1, 2004 and the Company is currently awaiting the Court of Appeals’ ruling on that appeal. If the court reversed the judgment in Allergan’s favor, Acular® could face immediate generic competition. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference has been scheduled for April 6, 2005.
      On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against the Company of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of the Company and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against the Company and Dr. Klein. On November 29, 2004, Irena Medavoy filed a Motion for New Trial. On December 16, 2004, the court denied Irena Medavoy’s Motion for a New Trial. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles.
      On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United Stated District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for declaratory relief, intentional interference with contractual and economic relations, unfair competition under federal and Utah law, and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, declaratory relief, and trademark infringement and dilution, and alleging that Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” are false and misleading. On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain the Company from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. Trial is scheduled for August 1, 2005.
      On October 31, 2003, the Company filed a complaint entitled “Allergan, Inc. v. Mark B. McClellan, et al.” in the United States District Court for the District of Columbia. The complaint for declaratory judgment and injunctive relief alleges that the FDA improperly classified the Company’s drug Restasis® as an antibiotic. On December 29, 2003, the Company filed a Motion for Summary Judgment. On January 19, 2005, the court issued a Memorandum Opinion dismissing the Company’s complaint on the grounds that the FDA properly interpreted and applied the statutory definition of an antibiotic drug in determining that Restasis® is an antibiotic.
      On July 13, 2004, the Company received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application (NDA) under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or its wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim. A claim construction hearing is scheduled for June 7, 2005.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s NDA is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
      On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, which names the Company and 12 other defendants, alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a first amended complaint, making various modifications to the original complaint. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. The hearing on the demurrer was held on January 27, 2005. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants demurrer and granting plaintiffs leave to further amend the first amended complaint.
      The Company is involved in various other lawsuits and claims arising in the ordinary course of business, including suits the Company has previously reported, such as “Utility Consumers Action Network v. Allergan, Inc., et al.”, “William Fisk Bothwell v. Allergan, Inc., et al.” and “The City of New York v. Allergan, Inc., et al.” These and other matters are, in the opinion of the Company’s management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.
      Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Sales Tax Contingency
      In accordance with the Company’s interpretation of current law, the Company generally does not collect sales tax on sales of Botox® or Botox® Cosmetic in the United States. However, the Company believes that one or more states may seek to impose sales tax collection obligations on the Company’s sales of Botox® or Botox® Cosmetic to physicians and other customers. If it is determined that the Company should collect sales tax in one or more states, the imposition and collection of sales tax on Botox® or Botox® Cosmetic could result in a substantial tax liability, and potential penalties and interest, for prior taxable periods. The imposition of sales tax on Botox® or Botox® Cosmetic could also adversely affect the Company’s sales or its product margins on Botox® or Botox® Cosmetic due to the increased cost associated with those products.
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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
      Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 69.1%, 70.4% and 70.6% of total Company consolidated product net sales in 2004, 2003 and 2002, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2004, 2003 and 2002 were 14.1%, 14.0%, and 14.8%, respectively, of total Company consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2004, 2003 and 2002 were 13.0%, 14.2% and 13.3%, respectively, of total Company consolidated product net sales. No other country or single customer generates over 10% of total Company consolidated product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.
      Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $594 million, $574 million and $381 million as of December 31, 2004, 2003 and 2002, respectively.
Net Sales by Product Line

	2004	2003	2002

	(in millions)
Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$1,137.1	$999.5	$827.3
Botox®/ Neuromodulators	705.1	563.9	439.7
Skin Care	103.4	109.3	90.2

	1,945.6	1,672.7	1,357.2
Other	100.0	82.7	27.8

Net sales	$2,045.6	$1,755.4	$1,385.0

Geographic Information

	Net Sales

	2004	2003	2002

	(in millions)
United States	$1,332.2	$1,157.7	$949.1
Europe	334.6	272.5	202.8
Latin America	102.1	89.0	78.7
Asia Pacific	122.4	99.7	79.5
Other	60.9	59.2	45.5

	1,952.2	1,678.1	1,355.6
Manufacturing operations	93.4	77.3	29.4

Net sales	$2,045.6	$1,755.4	$1,385.0

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures

	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(in millions)
United States	$162.6	$168.5	$151.7	$28.9	$26.7	$17.9	$15.2	$17.5	$22.1
Europe	37.2	34.8	28.8	3.2	3.3	2.8	0.7	1.8	6.2
Latin America	22.1	32.8	26.5	3.6	2.8	4.1	2.8	1.5	2.6
Asia Pacific	17.3	5.5	13.8	1.4	1.6	1.1	0.6	0.5	0.3
Other	0.7	0.9	0.4	—	—	0.4	—	0.5	0.1

	239.9	242.5	221.2	37.1	34.4	26.3	19.3	21.8	31.3
Manufacturing operations	266.0	240.4	219.7	16.4	17.4	13.2	36.0	34.4	12.3
General corporate	375.1	343.8	165.5	14.8	6.1	1.2	41.1	53.4	35.2

Total	$881.0	$826.7	$606.4	$68.3	$57.9	$40.7	$96.4	$109.6	$78.8

      The increase in general corporate long-lived assets at December 31, 2003 compared to December 31, 2002 primarily relates to an increase in deferred tax assets, property plant and equipment, intangibles and other non-current assets.
Note 16:     Earnings Per Share
      The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2004	2003	2002

	(in millions, except per share amounts)
Net earnings (loss):
Earnings (loss) from continuing operations	$377.1	$(52.5)	$64.0
Earnings from discontinued operations	—	—	11.2

Net earnings (loss)	$377.1	$(52.5)	$75.2

Weighted average number of shares issued	131.3	130.2	129.6
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1.6	—	1.5
Dilutive effect of assumed conversion of convertible notes outstanding	1.0	—	—

Diluted shares	133.9	130.2	131.1

Basic earnings (loss) per share:
Continuing operations	$2.87	$(0.40)	$0.49
Discontinued operations	—	—	0.09

Net basic earnings (loss) per share	$2.87	$(0.40)	$0.58

Diluted earnings (loss) per share:
Continuing operations	$2.82	$(0.40)	$0.49
Discontinued operations	—	—	0.08

Net diluted earnings (loss) per share	$2.82	$(0.40)	$0.57

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004 and 2002, outstanding options to purchase 4.0 million and 6.3 million shares of common stock at exercise prices ranging from $82.48 to $127.51, and $62.25 to $127.51, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during these years and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2003, outstanding options to purchase 11.9 million shares of common stock at exercise prices ranging from $10.41 to $127.51 were not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, therefore, the effect would be anti-dilutive.
Note 17:     Comprehensive Income (Loss)
      The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2004			2003			2002

	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount

	(in millions)
Foreign currency translation adjustments	$9.9	$—	$9.9	$17.4	$—	$17.4	$(17.6)	$—	$(17.6)
Minimum pension liability adjustment	(1.8)	0.7	(1.1)	(1.2)	0.4	(0.8)	6.8	(0.9)	5.9
Unrealized gains (losses) on investments	0.6	(0.2)	0.4	2.6	(0.7)	1.9	(0.1)	—	(0.1)

Other comprehensive income (loss)	$8.7	$0.5	9.2	$18.8	$(0.3)	18.5	$(10.9)	$(0.9)	(11.8)

Net earnings (loss)			377.1			(52.5)			75.2

Total comprehensive income (loss)			$386.3			$(34.0)			$63.4

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions, except per share data)
2004(a)
Product net sales	$472.4	$506.2	$510.8	$556.2	$2,045.6
Product gross margin	384.8	410.0	411.7	452.4	1,658.9
Operating income	118.1	124.8	133.2	151.3	527.4
Earnings before income taxes and minority interest(c)	116.2	122.4	132.5	161.0	532.1
Net earnings	80.8	91.8 (d)	92.0	112.5	377.1 (d)
Basic earnings per share	0.62	0.70	0.70	0.86	2.87
Diluted earnings per share	0.60	0.68	0.69	0.85	2.82

2003(b)
Product net sales	$391.2	$441.5	$443.3	$479.4	$1,755.4
Product gross margin	322.8	361.4	360.5	390.4	1,435.1
Research service revenues	9.8	6.2	—	—	16.0
Research services margin	0.9	0.6	—	—	1.5
Operating income (loss)	97.8	(178.8)	108.4	(51.1)	(23.7)
Earnings (loss) before income taxes and minority interest(e)	97.9	(180.9)	106.4	(52.9)	(29.5)
Net earnings (loss)	70.2	(107.9)	76.0	(90.8)	(52.5)
Basic earnings (loss) per share	0.54	(0.83)	0.58	(0.70)	(0.40)
Diluted earnings (loss) per share	0.53	(0.83)	0.57	(0.70)	(0.40)

(a)	Fiscal quarters in 2004 ended on March 26, June 25, September 24 and December 31.

(b)	Fiscal quarters in 2003 ended on March 28, June 27, September 26 and December 31.

(c)	Includes 2004 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
Patent infringement settlement	$(2.4)	$—	$—	$—	$(2.4)
Technology transfer fee	—	—	(5.0)	—	(5.0)
Collaboration amendment	—	—	—	(6.5)	(6.5)
Restructuring charge, net	—	—	—	7.0	7.0

(d)	Includes after-tax benefit of $6.1 million for state income tax recovery recorded in the second quarter of 2004.

(e)	Includes 2003 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
In process research and development	$—	$278.8	$—	$179.2	$458.0
Early extinguishment of debt	—	—	—	0.9	0.9
Restructuring charge (reversal), net	—	—	—	(0.4)	(0.4)

SCHEDULE II
ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

	Balance at			Balance
Allowance for Doubtful Accounts	Beginning			at End
Deducted from Trade Receivables	of Year	Additions(a)	Deductions(b)	of Year

	(in millions)
2004	$5.3	$1.2	$(0.8)	$5.7
2003	4.8	1.0	(0.5)	5.3
2002	2.8	3.5	(1.5)	4.8

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)
4.5	Indenture between the Company and BankAmerica National Trust Company (incorporated by reference to Exhibit 4 filed with the Company’s Registration Statement 33-69746)
4.6	Indenture, dated as of November 1, 2000, between the Company and U.S. Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.7	Registration Rights Agreement, dated November 1, 2000, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 1, 2000)
4.8	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)
4.9	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.10	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)
10.2	Form of Allergan, Inc. change in control severance agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

Exhibit
Number	Description

10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*
10.4	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*
10.5	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated, November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.6	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.7	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000)
10.8	Form of Certificate of Restricted Stock Award under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000)
10.9	Form of Restricted Stock Units Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000)
10.10	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.11	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.13	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003)
10.14	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.15	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.16	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.17	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003)
10.18	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.19	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.20	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003)
10.21	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.22	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.23	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.24	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*

Exhibit
Number	Description

10.25	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.26	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.27	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.28	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.29	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.30	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.31	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*
10.32	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*
10.33	Allergan, Inc. 2005 Management Bonus Plan*
10.34	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.35	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*
10.36	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*
10.37	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.38	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.39	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.40	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.41	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

Exhibit
Number	Description

10.42	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.43	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.44	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.45	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.46	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.47	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.48	LLC Interest Assignment Agreement dated as of March 16, 2003 among Farallon Pharma Investors, LLC, Bardeen Sciences Company, LLC and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2003)
10.49	Agreement and Plan of Merger by and among Allergan, Inc., Wilson Acquisition, Inc. and Oculex Pharmaceuticals, Inc. dated as of October 13, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2003)
10.50	Transition and General Release Agreement, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the Quarter ended March 26, 2004)
21	List of Subsidiaries of Allergan, Inc.
23	Report on schedule and consent of KPMG LLP, independent registered public accounting firm, to the incorporation of their reports herein to Registration Statements Nos. 33-29527, 33-29528, 33-44770, 33-48908, 33-66874, 333-09091, 333-04859, 333-25891, 33-55061, 33-69746, 333-64559, 333-70407, 333-94155, 333-94157, 333-43580, 333-43584, 333-50524, 333-65176, 333-99219, 333-102425, 333-117935, 333-117936, 333-117937, and 333-117939
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.