Form 10-Q
period 2005-03-25
ALLERGAN INC
filed 2005-04-28
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2005

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

As of April 20, 2005 there were 134,254,772 shares of common stock outstanding (including 3,822,742 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months ended
	March 25,	March 26,
	2005	2004
Product Sales
Net sales	$527.2	$472.4
Cost of sales	94.1	87.6

Product gross margin	433.1	384.8

Operating costs and expenses
Selling, general and administrative	210.3	180.6
Research and development	82.0	86.1
Restructuring charge	27.4	—

Operating income	113.4	118.1

Non-operating income (expense)
Interest income	5.5	2.0
Interest expense	(4.5)	(3.7)
Unrealized gain (loss) on derivative instruments, net	0.1	(0.1)
Other, net	4.5	(0.1)

	5.6	(1.9)

Earnings before income taxes and minority interest	119.0	116.2

Provision for income taxes	39.2	35.1
Minority interest (income) expense	(0.1)	0.3

Net earnings	$79.9	$80.8

Earnings per share:

Basic	$0.61	$0.62

Diluted	$0.60	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 25,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$864.5	$894.8
Trade receivables, net	267.5	243.5
Inventories	98.2	89.9
Other current assets	144.5	147.8

Total current assets	1,374.7	1,376.0
Investments and other assets	236.7	230.0
Deferred tax assets	113.9	115.7
Property, plant and equipment, net	458.7	468.5
Goodwill	8.5	8.7
Intangibles, net	56.1	58.1

Total assets	$2,248.6	$2,257.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8.1	$13.1
Accounts payable	111.1	97.9
Accrued expenses	272.7	255.6
Income taxes	71.8	93.0

Total current liabilities	463.7	459.6
Long-term debt	56.8	56.5
Long-term convertible notes, net of discount	515.2	513.6
Other liabilities	115.4	108.6
Commitments and contingencies
Minority interest	2.4	2.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	385.1	387.1
Accumulated other comprehensive loss	(49.2)	(45.7)
Retained earnings	1,045.1	982.5

	1,382.3	1,325.2
Less — treasury stock, at cost
(3,847,000 and 2,838,000 shares)	(287.2)	(209.0)

Total stockholders’ equity	1,095.1	1,116.2

Total liabilities and stockholders’ equity	$2,248.6	$2,257.0

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three months ended
	March 25,	March 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$79.9	$80.8
Non-cash items included in earnings:
Depreciation and amortization	17.0	16.7
Amortization of original issue discount and debt issuance costs	2.4	1.8
Deferred income taxes	1.6	—
Loss on investments and disposal of fixed assets	—	0.6
Unrealized (gain) loss on derivative instruments	(0.1)	0.1
Expense of compensation plans	3.7	3.2
Minority interest (income) expense	(0.1)	0.3
Restructuring charge	27.4	—
Changes in assets and liabilities:
Trade receivables	(27.3)	(61.5)
Inventories	(9.0)	(6.6)
Other current assets	2.9	(0.4)
Accounts payable	14.0	(7.2)
Accrued expenses	(9.2)	8.3
Other liabilities	6.9	8.0
Income taxes	(19.1)	10.2
Other non-current assets	(0.1)	(6.4)

Net cash provided by operating activities	90.9	47.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11.5)	(15.1)
Proceeds from sale of property, plant and equipment	0.9	—
Additions to capitalized software	(3.3)	(3.0)

Net cash used in investing activities	(13.9)	(18.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(13.1)	(11.8)
Net repayments under commercial paper obligations	—	(10.4)
Net (repayments) borrowings of notes payable	(4.6)	4.0
Sale of stock to employees	3.9	49.8
Payments to acquire treasury stock	(94.3)	(1.7)

Net cash (used in) provided by financing activities	(108.1)	29.9

Effect of exchange rate changes on cash and equivalents	0.8	1.0

Net (decrease) increase in cash and equivalents	(30.3)	60.7

Cash and equivalents at beginning of period	894.8	507.6

Cash and equivalents at end of period	$864.5	$568.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$3.1	$1.3

Income taxes, net of refunds	$55.3	$26.5

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 25, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plans are measured at market price at the date of contribution. Restricted stock awards, including restricted stock units, are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the contributions of common stock to the Company’s savings and investment plans and the restricted stock awards under both the incentive compensation plan and the non-employee director equity incentive plan. Had compensation expense for the Company’s stock options under the incentive compensation plan and the non-employee director equity incentive plan been recognized based upon the fair value of awards granted, the Company’s net earnings would have been reduced to the following pro forma amounts:

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 25,	March 26,
(in millions, except per share amounts)	2005	2004

Net earnings, as reported	$79.9	$80.8
Add stock-based compensation expense included in reported net earnings, net of tax	2.2	2.0
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.5)	(10.9)

Pro forma net earnings	$71.6	$71.9

Earnings per share:
As reported basic	$0.61	$0.62
As reported diluted	$0.60	$0.60
Pro forma basic	$0.55	$0.55
Pro forma diluted	$0.54	$0.54

These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years. (See New Accounting Standards Not Yet Adopted in Note 2 below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment).

2.           Recently Adopted Accounting Standards

              In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and is effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company currently has no plans to change its policy regarding indefinite reinvestment of unremitted earnings in the Company’s foreign operations. However, the Company is evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by the Company’s board of directors before executing any repatriation activities. At this time, the Company has not completed its evaluation. The Company expects to complete its evaluation by the end of the Company’s third fiscal quarter of 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation under the provisions of the Act is currently between zero and $674 million. The

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

related range of estimated income tax effects on such repatriation is currently between zero and $60 million.

In October 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (EITF 04-8), which became effective for reporting periods ending after December 15, 2004. EITF No. 04-8 requires all instruments that have embedded conversion features, including contingently convertible debt, that are contingent on market conditions indexed to an issuer’s share price to be included in diluted earnings per share computations, if dilutive, regardless of whether the market conditions have been met. The Company adopted the provisions of EITF No. 04-8 in its fourth fiscal quarter of 2004. All prior period diluted earnings per share amounts have been restated to conform to the guidance in EITF No. 04-8.

In December 2004, Financial Accounting Standards Board Position 109-1, or FASB Staff Position 109-1, was issued and is effective upon issuance. FASB Staff Position 109-1 requires the Company to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to United States production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. The Company adopted the provisions of FASB Staff Position 109-1 in its first fiscal quarter of 2005. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued. SFAS No. 123R is effective for entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005, which is the Company’s first fiscal quarter of 2006. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS No. 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity- and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. Upon adoption of SFAS No. 123R, the Company will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for the Company’s stock options been recognized based upon the fair value for awards granted.

3.           Restructuring Charges and Transition/Duplicate Operating Expenses

              Restructuring and Streamlining of European Operations

Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European research and development (R&D) and commercial activities. Specifically, the restructuring anticipates moving key European R&D and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group.

Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities. The restructuring steps to be implemented and their ultimate cost will depend in part on the outcome of such consultations and negotiations.

The Company anticipates incurring restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. The Company began to incur these amounts beginning in the first quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 160 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $28 million to $33 million. The Company began to incur these charges in the first quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Certain severance costs included in the estimates totaling approximately $3 million to $4 million for a limited number of personnel are dependent upon the employees’ future decision to continue employment after specific contractual work assignments end between 2006 and 2007. These contingent contractual severance costs will be recorded in the period when the Company determines that they become probable.

Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the second quarter of 2005 and to be completed by the close of the second quarter of 2006.

Estimated implementation and transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. These costs are currently expected to total approximately $9 million to $11 million, began to be recorded in the first quarter of 2005 and are expected to continue up through and including the second quarter of 2006. The Company also expects to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. These duplicate operating expenses are currently expected to total between $1 million and $2 million, began to be recorded in the first quarter of 2005 and are expected to continue up through and including the first quarter of 2006.

The Company also expects to incur additional capital expenditures for leasehold improvements (primarily at the Company’s High Wycombe, U.K. facility or a new facility in the U.K. to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million, and are currently expected to be recorded beginning in the second quarter of 2005 and continuing up through and including the first quarter of 2006.

During the first quarter of 2005, the Company recorded pre-tax restructuring charges of $20.7 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee severance, employee relocation and other costs. The following

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

table presents the cumulative restructuring activities through March 25, 2005:

	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$20.5	$0.2	$20.7
Spending	(0.8)	(0.2)	(1.0)

Balance at March 25, 2005	$19.7	$—	$19.7

Employee severance in the preceding table relates to 153 employees, of which five were severed as of March 25, 2005. Employee severance charges were based on social plans in France and Italy, and the Company’s severance practices for employees in the other affected European countries. During the first quarter of 2005, the Company also recorded $0.3 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications and consulting costs. Transition/duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the unaudited condensed consolidated statements of earnings.

              Termination of Manufacturing and Supply Agreement with Advanced Medical Optics

In October 2004, the Company’s board of directors approved certain restructuring activities related to the scheduled termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, Inc. (AMO) a former subsidiary that was spun-off from the Company in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company plans to eliminate certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.

The Company currently anticipates that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $24 million and $28 million. The Company began recording these charges in the fourth quarter of 2004 and expects to continue recording them up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in the Company’s workforce of approximately 350 individuals. The workforce reduction will impact personnel in Europe, the United States and Latin America. The workforce reduction began in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter of 2005.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.

As of March 25, 2005, the Company recorded cumulative pre-tax restructuring charges of $13.8 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits.

The following table presents the cumulative restructuring activities through March 25, 2005 resulting from the scheduled termination of the manufacturing and supply agreement in June 2005:

Charges for Employees
Involuntarily and
Voluntarily Terminated
(in millions)
Net charge during 2004	$7.1
Spending	(0.1)

Balance at December 31, 2004	7.0

Net charge during 2005	6.7
Spending	(1.2)

Balance at March 25, 2005	$12.5

The remaining balance at March 25, 2005 is comprised of accrued statutory severance and one-time termination benefits of $15.5 million, less expected employment program tax credits of $3.0 million.

4.           Intangibles and Goodwill

              At March 25, 2005 and December 31, 2004, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	March 25, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible Assets:
Licensing	$38.5	$(12.0)	7.9	$38.5	$(10.6)	7.9
Trademarks	3.6	(2.1)	15.0	3.5	(1.9)	15.0
Core Technology	29.6	(2.7)	15.0	29.6	(2.2)	15.0
Other	1.0	(0.7)	5.0	1.0	(0.7)	5.0

	72.7	(17.5)	11.1	72.6	(15.4)	11.1
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$73.6	$(17.5)		$73.5	$(15.4)

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Aggregate amortization expense for amortizable intangible assets was $2.0 million for each of the quarters ended March 25, 2005 and March 26, 2004.

Estimated amortization expense is $8.2 million for 2005, $7.9 million for 2006, $6.8 million for 2007, $5.0 million for 2008, $4.4 million for 2009 and $4.3 million for 2010.

Goodwill

(in millions)	March 25,	December 31,
	2005	2004

Goodwill:
United States	$4.6	$4.6
Latin America	3.1	3.2
Europe and Other	0.8	0.9

	$8.5	$8.7

There was no activity related to goodwill during the quarter ended March 25, 2005. The changes in goodwill balances are the result of foreign currency translation.

5.           Inventories

              Components of inventories were:

	March 25,	December 31,
(in millions)	2005	2004

Finished goods	$56.7	$50.5
Work in process	21.8	23.2
Raw materials	19.7	16.2

Total	$98.2	$89.9

6.           Income Taxes

              Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate,

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Valuation allowances against the Company’s deferred tax assets were $51.9 million at both March 25, 2005 and December 31, 2004. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings permanently in such operations. At December 31, 2004, the Company had approximately $1,011 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on the total amount of such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted in the United States. The Company is currently evaluating the impact of the Act on its operations and effective tax rate. In particular, the Company is evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by the Company’s board of directors before executing any repatriation activities. At this time, the Company has not completed its evaluation. The Company expects to complete its evaluation by the end of the Company’s third fiscal quarter of 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation under the provisions of the Act is currently between zero and $674 million. The related range of estimated income tax effects on such repatriation is currently between zero and $60 million.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7.           Employee Retirement and Other Benefit Plans

              The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering United States retirees and dependents.

Components of net periodic benefit cost for the three month periods ended March 25, 2005 and March 26, 2004, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits

	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004

Service cost	$4.5	$3.6	$0.5	$0.6
Interest cost	6.3	5.0	0.3	0.3
Expected return on plan assets	(6.9)	(6.0)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	2.4	1.4	—	—

Net periodic benefit cost	$6.3	$4.0	$0.7	$0.8

In 2005, the Company currently expects to pay contributions of between $14.3 million and $16.3 million to its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million to its other postretirement plan.

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

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Court of Appeals for the Federal Circuit. Oral argument on the appeal took place on November 1, 2004 and the Company is currently awaiting the Court of Appeals’ ruling. If the Court of Appeals reverses the prior judgment in the Company’s favor, Acular® could face immediate generic competition. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 has been continued to summer 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against the Company of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of the Company and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against the Company and Dr. Klein. On November 29, 2004, Irena Medavoy filed a Motion for New Trial. On December 16, 2004, the court denied Irena Medavoy’s Motion for a New Trial. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles and her opening appellate brief is due on May 31, 2005.

On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United Stated District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for declaratory relief, intentional interference with contractual and economic relations, unfair competition under federal and Utah law, and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, declaratory relief, and trademark infringement and dilution, and alleging that Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” are false and misleading. On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain the Company from, among other things,

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. The court has not set a hearing date for either motion. Trial is scheduled for August 1, 2005.

On July 13, 2004, the Company received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or its wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim. A claim construction hearing is scheduled for June 7, 2005. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.

On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, which names the Company and 12 other defendants, alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a first amended complaint, making various modifications to the original complaint. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the defendants again filed a demurrer. The hearing on the demurrer to the second amended complaint was held on April 8, 2005 and the court took the matter under submission.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

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

9.           Guarantees

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10.           Earnings Per Share

                The table below presents the computation of basic and diluted earnings per share:

	Three months ended
	March 25,	March 26,
(in millions, except per share amounts)	2005	2004

Net earnings	$79.9	$80.8

Weighted average number of shares issued	131.1	130.8
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.0	2.2

Dilutive effect of assumed conversion of convertible notes outstanding	0.5	1.3

Diluted shares	132.6	134.3

Earnings per share:
Basic	$0.61	$0.62

Diluted	$0.60	$0.60

For the three month period ended March 25, 2005, options to purchase 5.4 million shares of common stock at exercise prices ranging from $76.15 to $127.51 were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. For the three month period ended March 26, 2004, options to purchase 2.0 million shares of common stock at exercise prices ranging from $88.55 to $127.51 were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11.           Comprehensive Income

                The following table summarizes components of comprehensive income for the three month periods ended March 25, 2005, and March 26, 2004:

	Three months ended
(in millions)	March 25, 2005			March 26, 2004
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount

Foreign currency translation adjustments	$(3.3)	$—	$(3.3)	$(1.5)	$—	$(1.5)

Unrealized holding gains/(losses) arising during period	(0.3)	0.1	(0.2)	0.2	(0.1)	0.1

Other comprehensive earnings (loss)	$(3.6)	$0.1	(3.5)	$(1.3)	$(0.1)	(1.4)

Net earnings			79.9			80.8

Total comprehensive income			$76.4			$79.4

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 66.9% and 70.5% of the Company’s total consolidated product net sales for the quarters ended March 25, 2005 and March 26, 2004, respectively.

Sales to McKesson Drug Company for the three month periods ended March 25, 2005 and March 26, 2004 were 14.4% and 14.0%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Healthcare for the three month periods ended March 25, 2005 and March 26,

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2004 were 13.4% and 16.7%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the 2002 AMO spin-off. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region also include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Net Sales by Product Line
(in millions)	Three months ended
	March 25,	March 26,
	2005	2004

Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$298.0	$272.1
Botox®/Neuromodulators	176.3	150.7
Skin Care	29.8	24.7

	504.1	447.5
Other	23.1	24.9

Net sales	$527.2	$472.4

Geographic Information

Net Sales
(in millions)	Three months ended
	March 25,	March 26,
	2005	2004

United States	$331.7	$309.8
Europe	96.9	73.2
Latin America	26.2	21.7
Asia Pacific	32.6	28.7
Other	18.8	15.9

	506.2	449.3
Manufacturing operations	21.0	23.1

Net sales	$527.2	$472.4

Long-Lived Assets
(in millions)	March 25,	December 31,
	2005	2004

United States	$160.3	$162.6
Europe	34.9	37.2
Latin America	20.8	22.1
Asia Pacific	15.5	17.3
Other	0.7	0.7

	232.2	239.9
Manufacturing operations	263.4	266.0
General corporate	378.3	375.1

Total	$873.9	$881.0

Allergan, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13.           Sales Tax Contingency

                In accordance with the Company’s interpretation of current law, the Company generally does not collect or pay sales or other tax on sales of Botox® or Botox® Cosmetic in the United States. However, the Company believes that one or more states may seek to impose sales or other tax collection or payment obligations on the Company’s sales of Botox® or Botox® Cosmetic to physicians and other customers. If it is determined that the Company should collect or pay sales or other tax in one or more states, the imposition and collection of sales or other tax on Botox® or Botox® Cosmetic could result in a substantial tax liability, and potential penalties and interest, for prior taxable periods. The imposition and collection of sales or other tax on Botox® or Botox® Cosmetic could also adversely affect the Company’s sales or its product margins on Botox® or Botox® Cosmetic due to the increased cost associated with those products.

The Company is not currently aware of any asserted claims for sales or other tax liabilities for prior taxable periods. The Company intends to work with state taxing authorities in the normal course of business to ensure the proper interpretation and administration of sales and other tax regulations on sales of Botox® and Botox® Cosmetic. The Company has not recorded any accrued costs for potential unasserted claims for unpaid sales or other tax. The Company does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

14.           Subsequent Event

                Effective April 19, 2005, the Company entered into a royalty buy-out agreement with Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively, “Novartis”). Under the royalty buy-out agreement, Novartis will assign to the Company all of its rights and obligations worldwide, excluding Japan, associated with an exclusive license agreement between Novartis and the University of Georgia Research Foundation for technology, patents and products relating to the topical ophthalmic use of cyclosporine A. Cyclosporine A is the active ingredient in Restasis®, the Company’s drug for the treatment of chronic dry eye disease. The Company and Novartis also agreed to terminate their exclusive sublicense agreement related to the same technology, patents and products such that the Company will no longer be required to make royalty payments to Novartis in connection with the Company’s sales of Restasis®. In full consideration of the assignment and termination, the Company agreed to pay to Novartis $110.0 million.

ALLERGAN, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005

This financial review presents our operating results for the three month periods ended March 25, 2005 and March 26, 2004, and our financial condition at March 25, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 3 below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 25, 2005.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at March 25, 2005 and December 31, 2004 were $1.6 million and $1.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2005 and first quarter of 2004 were $5.9 million and $5.5 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated. The amount of allowances for sales returns reserved at March 25, 2005 and December 31, 2004 were $5.1 million and $5.8 million, respectively. Provisions for sales returns deducted from consolidated sales were $5.0 million and $6.7 million in the first quarter of 2005 and first quarter of 2004, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebates and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at March 25, 2005 and December 31, 2004 were $72.8 million and $61.4 million, respectively. The $11.4 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at March 25, 2005 compared to December 31, 2004 and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, subject to such rebates and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $46.2 million and $38.2 million in the first quarter of 2005 and first quarter of 2004, respectively. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $2 million to $3 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

We recognize certain license fees as other income based upon the facts and circumstances of each licensing agreement. In general, we recognize income upon the signing of a license agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after granting the license. We defer income under license agreements when we have further obligations that indicate that a separate earnings process has not culminated.

Pensions

We sponsor various pension plans in the United States and abroad in accordance with local laws and regulations. Our pension plans in the United States account for a large majority of our pension plans’ net periodic benefit costs and projected benefit obligations. In connection with these plans, we use certain actuarial assumptions to determine the plans’ net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.

Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost for 2005 is 8.25%, which is the same as our 2004 expected rate of return. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the rate of return on assets assumption would increase our expected 2005 U.S. pre-tax pension benefit cost by approximately $0.7 million.

The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2004 and our net periodic benefit costs for 2005 is 5.95%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2005 U.S. pre-tax pension benefit costs by approximately $1.6 million and increase our U.S. pension plans’ projected benefit obligations at December 31, 2004 by approximately $13.1 million.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

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

Valuation allowances against our deferred tax assets were $51.9 million at both March 25, 2005 and December 31, 2004. Changes in the valuation allowances are a component of the estimated annual effective tax rate. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested or expect to reinvest these earnings permanently in such operations. At December 31, 2004, we had approximately $1,011 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on the total amount of such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was enacted in the United States. We are currently evaluating the impact of the Act on our operations and effective tax rate. In particular, we are evaluating the Act’s provisions relating to incentives to reinvest foreign

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. At this time, we have not completed our evaluation. We expect to complete our evaluation by the end of our third fiscal quarter of 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation under the provisions of the Act is currently between zero and $674 million. The related range of estimated income tax effects on such repatriation is currently between zero and $60 million.

OPERATIONS

Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,100 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

Management evaluates its various global product portfolios on a revenue basis, which is presented below. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported amounts, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported amounts. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

The following table compares 2005 and 2004 net sales by product line and certain selected products for the three month periods ended March 25, 2005 and March 26, 2004:

	Three months ended
	March 25,	March 26,	Change in Net Sales			Percent Change in Net Sales
(in millions)	2005	2004	Total	Performance	Currency	Total	Performance	Currency

Net Sales by Product Line:
Eye Care Pharmaceuticals	$298.0	$272.1	$25.9	$21.7	$4.2	9.5%	8.0%	1.5%
Botox/Neuromodulator	176.3	150.7	25.6	23.2	2.4	17.0%	15.4%	1.6%
Skin Care	29.8	24.7	5.1	5.1	—	20.6%	20.6%	—%

Total	504.1	447.5	56.6	50.0	6.6	12.6%	11.2%	1.5%
Other*	23.1	24.9	(1.8)	(1.9)	0.1	(7.2)%	(7.6)%	0.4%
Total net sales	$527.2	$472.4	$54.8	$48.1	$6.7	11.6%	10.2%	1.4%

Domestic	66.9%	70.5%
International	33.1%	29.5%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$66.7	$69.3	$(2.6)	$(3.5)	$0.9	(3.8)%	(5.1)%	1.3%
Lumigan	62.0	53.5	8.5	7.6	0.9	16.0%	14.3%	1.7%
Other Glaucoma	4.6	4.9	(0.3)	(0.4)	0.1	(6.0)%	(9.2)%	3.2%
Restasis	37.3	21.3	16.0	16.0	—	75.4%	75.4%	n/a

* Other sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that is scheduled to terminate in June 2005.

The $6.7 million increase in net sales from the impact of foreign currency changes for the three month period ended March 25, 2005 was due primarily to the strengthening of the euro, Canadian dollar and Brazilian real compared to the U.S. dollar.

The $54.8 million increase in net sales in the first quarter of 2005 compared to the first quarter of 2004 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales. Eye care pharmaceuticals sales increased in the first quarter of 2005 compared to the first quarter of 2004 primarily because of strong growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer anti-infective, an increase in sales of Elestat™, our topical antihistamine

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS™, our newer non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, and Acular®, our older generation anti-inflammatory. Our Alphagan® franchise sales also decreased in the first quarter of 2005 compared to the first quarter of 2004 due to a general decline in U.S. wholesaler demand for Alphagan® P and the negative impact from generic Alphagan® competition. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from three and one-half percent to nine percent, effective February 5, 2005. We increased the published U.S. list price for Lumigan® by seven percent, Restasis® by three and one-half percent and Alphagan® P by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. At March 25, 2005, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was below our stated policy levels. We currently expect the wholesaler inventory levels of our products to return to our normal policy levels during the next six months of 2005, which may create above average U.S. wholesaler demand for our products during our second and third fiscal quarters of 2005 compared to demand experienced during the same periods in 2004.

Botox® sales increased in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of strong growth in demand in international markets and in the United States for both therapeutic and cosmetic uses. Effective January 4, 2005, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2005. International Botox® sales also benefited from strong sales growth in Europe, especially in Germany, the U.K., Spain and Italy, as well as an increase in sales of Botox® in smaller distribution markets serviced by our European export sales group. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

Skin care sales increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher sales of Tazorac®, Zorac®, Avage® and new product sales generated from Prevage™ antioxidant cream, which we launched in January 2005. Net sales of Tazorac®, Zorac® and Avage® increased $1.8 million, or 9.9%, to $19.8 million in the first quarter of 2005 compared to $18.0 million in the first quarter of 2004. We increased the published U.S. list price for Tazorac® by nine percent effective February 5, 2005.

The decrease in the percentage of U.S. sales as a percentage of total product net sales during the first three months of 2005 compared to the same period in 2004 was primarily attributable to an increase in international eye care pharmaceuticals and Botox® sales, principally in Europe and Latin America, as a percentage of total product net sales.

Our gross margin percentage for the first quarter of 2005 was 82.2% of net sales, which represents a 0.7 percentage point increase from our gross margin percentage of 81.5% for the first quarter of 2004. Our gross margin percentage increased in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of an increase in gross margin percentage for the Botox® product line and contract manufacturing sales to AMO, partially offset by a decrease in gross margin percentage for eye care pharmaceuticals. Our gross margin percentage also increased due to an increase in the mix of Botox® sales, which generally have a higher gross margin percentage than our other pharmaceutical product lines. The gross margin percentage for eye care pharmaceuticals declined in the first quarter of 2005 compared to the first quarter of 2004 due to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales, an increase in sales from products with higher royalty rates payable to third parties and a higher ratio of U.S. sales subject to rebates and other incentive programs. The gross margin percentage for our Botox® product line experienced an increase in the first quarter of 2005 compared to the first quarter of 2004 due primarily to a price increase for Botox® and Botox® Cosmetic in the United States, partially offset by an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for contract manufacturing sales improved primarily due to an increase in U.S. dollar denominated pricing allowed under the manufacturing and supply agreement with AMO at the beginning of our 2005 fiscal year. Gross margin in dollars increased in the first quarter of 2005 compared to the first quarter of 2004 by $48.3 million, or 12.6%, as a result of the 11.6% increase in net sales and by the 0.7 percentage point increase in gross margin percentage.

Selling, general and administrative, or SG&A, expenses were $210.3 million, or 39.9% of net sales, in the first quarter of 2005 compared to $180.6 million, or 38.2% of net sales, in the first quarter of 2004. The increase in SG&A expense dollars in the first quarter of 2005 compared to the first

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

quarter of 2004 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Botox® Cosmetic and Restasis®, and an increase in selling expenses, principally personnel costs, and marketing expenses supporting the increase in consolidated sales, especially for Restasis®, Lumigan®, Botox® and Botox® Cosmetic. SG&A expenses also increased due to an increase in co-promotion costs related to sales of Elestat®, higher general and administrative expenses, principally headcount related costs and consulting fees, and the non-recurrence of a favorable settlement of a patent dispute amounting to $2.4 million in the first quarter of 2004. SG&A expenses were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe and Latin America. As a percentage of net sales, SG&A expenses increased in the first quarter of 2005 compared to the first quarter of 2004, due primarily to higher promotion and marketing expenses as a percentage of net sales and lower miscellaneous royalty income earned in the first quarter of 2005 compared to the first quarter of 2004, partially offset by lower selling and general and administrative expenses as a percentage of net sales.

Research and development expenses were $82.0 million, or 15.6% of net sales, in the first quarter of 2005 compared to $86.1 million, or 18.2% of net sales, in the first quarter of 2004. Research and development spending decreased $4.1 million in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of lower rates of investment in our skin care and Botox® product lines, partially offset by an increase in spending for eye care pharmaceuticals. Our expected spending for research and development activities in the first quarter of 2005 was also negatively impacted by the timing of patient enrollments in clinical trials. We expect research and development expenses to increase in fiscal year 2005 compared to 2004 as we continue to increase our investments in eye care pharmaceuticals and increase spending for our Botox® product lines and new technologies during the remainder of 2005.

Restructuring Charges and Transition/Duplicate Operating Expenses

Restructuring and Streamlining of European Operations

Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development, or R&D, and commercial activities. Specifically, the restructuring anticipates moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in our European management services group.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities. The restructuring steps to be implemented and their ultimate cost will depend in part on the outcome of such consultations and negotiations.

We anticipate incurring restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. We began to incur these amounts beginning in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 160 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $28 million to $33 million. We began to incur these charges in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Certain severance costs included in the estimates totaling approximately $3 million to $4 million for a limited number of personnel are dependent upon the employees’ future decision to continue employment after specific contractual work assignments end between 2006 and 2007. These contingent contractual severance costs will be recorded in the period when we determine that they become probable.

Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the second quarter of 2005 and to be completed by the close of the second quarter of 2006.

Estimated implementation and transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. These costs are currently expected to total approximately $9 million to $11 million, began to be recorded in the

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

first quarter of 2005 and are expected to continue up through and including the second quarter of 2006. We also expect to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. These duplicate operating expenses are currently expected to total between $1 million and $2 million, began to be recorded in the first quarter of 2005 and are expected to continue up through and including the first quarter of 2006.

We also expect to incur additional capital expenditures for leasehold improvements (primarily at our High Wycombe, U.K. facility or a new facility in the U.K. to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million, and are currently expected to be recorded beginning in the second quarter of 2005 and continuing up through and including the first quarter of 2006.

During the first quarter of 2005, we recorded pre-tax restructuring charges of $20.7 million and transition/duplicate operating expenses of $0.3 million related to the restructuring of our European operations. The restructuring charges primarily consist of employee severance, employee relocation and other costs. The following table presents the cumulative restructuring activities through March 25, 2005:

	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$20.5	$0.2	$20.7
Spending	(0.8)	(0.2)	(1.0)

Balance at March 25, 2005	$19.7	$—	$19.7

Employee severance in the preceding table relates to 153 employees, of which five were severed as of March 25, 2005. Employee severance charges were based on social plans in France and Italy, and our severance practices for employees in the other affected European countries. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications and consulting costs. Transition/duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the unaudited condensed consolidated statements of earnings.

Termination of Manufacturing and Supply Agreement with Advanced Medical Optics

In October 2004, our board of directors approved certain restructuring activities related to the scheduled termination of our manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we plan to eliminate certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.

We currently anticipate that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $24 million and $28 million. We began recording these charges in the fourth quarter of 2004 and expect to continue recording them up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in our workforce of approximately 350 individuals. The workforce reduction will impact personnel in Europe, the United States and Latin America. The workforce reduction began in the fourth quarter of 2004 and is expected to be completed by the end of the second quarter of 2005. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.

As of March 25, 2005, we recorded cumulative pre-tax restructuring charges of $13.8 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits.

The following table presents the cumulative restructuring activities through March 25, 2005 resulting from the scheduled termination of the manufacturing and supply agreement in June 2005:

Charges for Employees
Involuntarily and
Voluntarily Terminated
(in millions)
Net charge during 2004	$7.1
Spending	(0.1)

Balance at December 31, 2004	7.0

Net charge during 2005	6.7
Spending	(1.2)

Balance at March 25, 2005	$12.5

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

The remaining balance at March 25, 2005 is comprised of accrued statutory severance and one-time termination benefits of $15.5 million, less expected employment program tax credits of $3.0 million.

Operating income in the first quarter of 2005 was $113.4 million compared to operating income of $118.1 million for the first quarter of 2004. The $4.7 million decrease in operating income was due primarily to the $27.4 million restructuring charge and increase in SG&A expenses of $29.7 million, partially offset by the $48.3 million increase in gross margin and $4.1 million decrease in research and development expenses.

Total net non-operating income in the first quarter of 2005 was $5.6 million compared to net non-operating expenses of $1.9 million in the first quarter of 2004. Interest income in the first quarter of 2005 was $5.5 million compared to interest income of $2.0 million in the first quarter of 2004. This increase in interest income in the first quarter of 2005 was primarily due to higher average cash equivalent balances earning interest of approximately $354 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.18% in the first quarter of 2005 compared to the same period in 2004. Interest expense increased $0.8 million to $4.5 million in the first quarter of 2005 compared to $3.7 million in the first quarter of 2004, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding zero coupon convertible senior notes due 2022, or Senior Notes, and higher other statutory interest expense. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our Senior Notes over the five year period from date of issuance in November 2002 to the first note holder put date in November 2007 instead of over the 20 year life of the Senior Notes.

We recorded a net unrealized gain on derivative instruments of $0.1 million in the first quarter of 2005 compared to a net unrealized loss of $0.1 million in the first quarter of 2004. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net income was $4.5 million in the first quarter of 2005 compared to net expenses of $0.1 million in the first quarter of 2004. In the first quarter of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia, and net realized gains from foreign currency transactions of $0.3 million. Other, net in the first quarter of 2004 includes net realized losses from foreign currency transactions of $1.0 million and a gain of $0.8 million realized from the settlement of a non-income tax dispute with AMO.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

Our effective tax rate for the first quarter of 2005 was 32.9% compared to the effective tax rate of 30.2% for the first quarter of 2004, and our full year 2004 adjusted effective tax rate of 29.8%. Our full year 2004 adjusted effective tax rate excludes the impact of restructuring charges of $7.0 million and related tax benefit of $0.8 million and an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. Included in our operating income in the first quarter of 2005 are pre-tax restructuring charges of $27.4 million associated with the scheduled termination of our manufacturing and supply agreement with AMO and the restructuring of our European operations. We recorded an income tax benefit of $2.9 million related to these pre-tax restructuring charges. Excluding the impact of the $27.4 million pre-tax restructuring charges and related tax benefit of $2.9 million, our adjusted effective tax rate for the first quarter of 2005 was 28.8%. The decrease in our adjusted effective tax rate in the first quarter of 2005 compared to our full year 2004 adjusted effective tax rate is primarily due to a reduction in the estimated amount of repatriation of current year foreign earnings and a tax rate benefit from expected changes in the mix of our earnings included in our estimated annual effective tax rate for fiscal year 2005 compared to 2004. Included in the provision for income taxes in the first quarter of 2005 is an additional amount for state income taxes paid related to the California income tax amnesty program.

Net earnings in the first quarter of 2005 were $79.9 million compared to net earnings of $80.8 million for the same period last year. The $0.9 million decrease in earnings in the first quarter of 2005 compared to the first quarter of 2004 was primarily the result of the decrease in operating income of $4.7 million and the increase in the provision for income taxes of $4.1 million, partially offset by the increase in total net non-operating income of $7.5 million.

Acceleration of Vesting of Premium Priced Stock Options

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R, which is effective for us beginning January 1, 2006, will require us to recognize in our financial statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Currently, we account for our stock-based compensation using the intrinsic-value-based method allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which does not require the recognition of stock-based compensation cost in the income statement of the financial statements if stock options are granted to employees at market price at the date of grant.

On July 30, 2001, we granted non-qualified stock options to purchase up to 2,500,000 shares of our common stock to participants, including our executive officers under the Allergan, Inc. 2001 Premium Priced Stock Option Plan. Each option was issued with three tranches:

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

RESULTS OF OPERATIONS (Continued)

•	the first tranche has an exercise price equal to $88.55;

•	the second tranche has an exercise price equal to $106.26; and

•	the third tranche has an exercise price equal to $127.51.

Each tranche of an option vests and becomes exercisable upon the earlier of the date on which the fair value of a share of our common stock equals or exceeds the applicable exercise price or five years from the grant date of the option (July 30, 2006). The options expire six years from the grant date of the option (July 30, 2007). The first tranche of the options vested and became exercisable on March 1, 2004 as a result of the fair value of our common stock exceeding $88.55.

In response to FAS 123R, on April 25, 2005, the organization and compensation committee of our board of directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by our current employees, including our executive officers, and certain former employees who received grants while employees prior to the June 2002 spin-off of Advanced Medical Optics (“AMO”). The former employees are current employees of AMO. As a result of the acceleration, the second tranche and third tranche of each such option will become immediately vested and exercisable effective as of May 10, 2005, subject to the consent of the option holder. Unlike typical stock options that vest over a predetermined period, the options automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they vest according to their terms. Therefore, early vesting does not provide any immediate benefit to participants, including our executive officers.

The acceleration of the options eliminates future compensation expense that we would otherwise recognize in our income statement with respect to the vesting of these options following the effectiveness of FAS 123R. Assuming that no holders of the options elect to decline the acceleration, the maximum future expense that is eliminated is approximately $1.6 million (of which approximately $0.2 million is attributable to options held by executive officers). This amount will instead be reflected in pro forma footnote disclosure to the 2005 financial statements. This footnote treatment is permitted under the transition guidance provided by FAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are:
funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; funds required for acquisitions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the three months ended March 25, 2005 was $90.9 million compared to cash provided of $47.9 million for the three months ended March 26, 2004. The increase in net cash provided by operating activities of $43.0 million was primarily due to an increase in earnings, including the effect of non-cash items, a decrease in cash required to fund growth in trade receivables, an increase in accounts payable and a decrease in other non-current assets. These increases in operating cash flow were partially offset by a decrease in income taxes payable, principally due to an increase in income taxes paid, a decrease in accrued expenses, an increase in inventories, primarily for eye care pharmaceuticals and Botox®, and higher interest paid. In the first three months of 2005 and 2004, we paid pension contributions of $1.5 million and $2.0 million, respectively, to our U.S. defined benefit pension plan. In 2005, we currently expect to pay contributions of between $14.3 million and $16.3 million for our U.S. and non-U.S. pension plans.

At December 31, 2004, we disclosed consolidated unrecognized net actuarial losses of $166.3 million, which were included in our reported net prepaid benefit cost. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past four years. Unrecognized net actuarial gains or losses are evaluated annually by our actuaries for each of our pension and postretirement plans based on information at the plans’ annual measurement date. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2004, we expect the amortization of these unrecognized net actuarial losses to increase our total pension costs by approximately $3.0 million in 2005 compared to the amortization of approximately $6.7 million of unrecognized net actuarial losses included in pension costs expensed in fiscal year 2004. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements.

Net cash used in investing activities in the first three months of 2005 was $13.9 million. Net cash used in investing activities in the first three months of 2004 was $18.1 million. We invested $11.5 million in new facilities and equipment during the three months ended March 25, 2005 compared to $15.1 million during the same period in 2004. Net cash used in investing activities also includes $3.3 million and $3.0 million to acquire software during the three months ended March 25, 2005 and March 26, 2004, respectively. We currently expect to invest between $55 million to $60 million in expenditures for manufacturing and laboratory facilities and other property, plant and equipment during 2005. As discussed in Note 14, Subsequent Event, in our unaudited condensed consolidated financial statements, we expect to pay $110.0 million in April 2005 in connection with a certain royalty buy-out agreement. We expect to fund this payment from existing cash and equivalents.

Net cash used in financing activities was $108.1 million in the first three months of 2005 compared to net cash provided by financing activities of $29.9 million in the first three months of 2004. Dividends paid to stockholders

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

were $13.1 million in the first three months of 2005 compared to $11.8 million for the same period in 2004. Effective April 26, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on June 8, 2005 to stockholders of record on May 13, 2005. Receipts from the sale of stock to employees were $3.9 million in the first three months of 2005 compared to $49.8 million in the same period last year. During the first three months of 2005, we repaid $4.6 million in notes payable compared to net borrowings of $4.0 million in the first three months of 2004. During the first three months of 2005, we repurchased $94.3 million of treasury stock. During the first three months of 2004, we repurchased $1.7 million of treasury stock and repaid $10.4 million under our commercial paper arrangements. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of March 25, 2005, we held approximately 3.8 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.

As of March 25, 2005, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion yen (approximately $28.2 million) through July 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $8.3 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants at March 25, 2005. As of March 25, 2005, we had no borrowings under our domestic committed credit facility or commercial paper program, $4.1 million in borrowings outstanding under our committed foreign line of credit, $4.0 million outstanding in borrowings under various foreign bank loans and $56.8 million in borrowings outstanding under the medium term note program.

On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25%

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of March 25, 2005, the conversion criteria had not been met. As a sensitivity measure, the incremental dilutive effect to be used in the computation of diluted earnings per share from the assumed conversion of the Senior Notes would have been an increase of approximately 1.1 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the three month period ended March 25, 2005, if the closing price of our common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and any amounts above the accreted value were settled in common stock.

Holders of the Senior Notes may require us to purchase the Senior Notes on any one of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Pursuant to the supplemental indenture, we are required to pay cash for any Senior Notes purchased by us on any of these three dates. We may not redeem the Senior Notes before November 6, 2005, and prior to November 6, 2007 we may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value only if the price of our common stock reaches certain thresholds for a specified period of time. On or after November 6, 2007, we may redeem all or a portion of the Senior Notes for cash in an amount equal to their accreted value.

A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested or expect to reinvest these earnings permanently in such operations. As of December 31, 2004, we had approximately $1,011 million in unremitted earnings outside the United

Allergan, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 25, 2005 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

States for which withholding and U.S. taxes have not been provided. Tax costs would be incurred if these funds were remitted to the United States.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was enacted in the United States. We are currently evaluating the impact of the Act on our operations and effective tax rate. In particular, we are evaluating the Act’s provisions relating to incentives to reinvest foreign earnings in the United States, which require a domestic reinvestment plan to be created and approved by our board of directors before executing any repatriation activities. At this time, we have not completed our evaluation. We expect to complete our evaluation by the end of our third fiscal quarter of 2005. The range of reasonably possible amounts of unremitted foreign earnings that may be considered for repatriation under the provisions of the Act is currently between zero and $674 million. The related range of estimated income tax effects on such repatriation is currently between zero and $60 million.

Our manufacturing and supply agreement with AMO is scheduled to terminate in June 2005. We currently estimate that we will incur between $24 million and $28 million of total restructuring costs associated with the termination of that agreement and related exit activities. We expect approximately $24 million of the restructuring charges to be cash charges. As of March 25, 2005, we recorded cumulative pre-tax restructuring charges of $13.8 million beginning in the fourth quarter of 2004 up through and including the first quarter of 2005 and expect to complete the additional restructuring activities by the end of the fourth quarter of 2005.

Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. These amounts are expected to be incurred beginning in the first quarter of 2005 and continuing up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures. During the first quarter of 2005, we recorded pre-tax restructuring charges of $20.7 million and transition/duplicate operating expenses of $0.3 million related to the implementation of this restructuring of our European operations. We expect to complete the additional restructuring activities by the end of the second quarter of 2006.

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

We record current changes in the fair value of open foreign currency option contracts as “Unrealized gain (loss) on derivative instruments, net” and record the gains and losses realized from settled option contracts in “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and are amortized to “Other, net” over the life of the options. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.

At March 25, 2005, we had approximately $7.3 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The tables below present information about certain of our investment portfolio and our debt obligations at March 25, 2005 and December 31, 2004.

	MARCH 25, 2005
								Fair
	Maturing in							Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	–	–	–	–	–	$50.0	$50.0
Weighted Average Interest Rate	3.02%	–	–	–	–	–	3.02%
Commercial Paper	695.4	–	–				695.4	695.4
Weighted Average Interest Rate	2.73%	–	–	–	–	–	2.73%
Foreign Time Deposits	31.2	–	–				31.2	31.2
Weighted Average Interest Rate	3.13%	–	–	–	–	–	3.13%
Other Cash Equivalents	73.2	–	–				73.2	73.2
Weighted Average Interest Rate	2.60%	–	–	–	–	–	2.60%
Total Cash Equivalents	$849.8	–	–	–	–	–	$849.8	$849.8
Weighted Average Interest Rate	2.75%	–	–	–	–	–	2.75%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	–	–	$515.2	$31.8	–	$25.0	$572.0	$623.6
Weighted Average Interest Rate	–	–	1.25%	3.56%	–	7.47%	1.65%
Other Fixed Rate (non-US$)	$0.8	–	–	–	–	–	0.8	0.8
Weighted Average Interest Rate	13.40%	–	–	–	–	–	13.40%
Other Variable Rate (non-US$)	7.3	–	–	–	–	–	7.3	7.3
Weighted Average Interest Rate	2.48%	–	–	–	–	–	2.48%
Total Debt Obligations	$8.1	–	$515.2	$31.8	–	$25.0	$580.1	$631.7
Weighted Average Interest Rate	3.60%	–	1.25%	3.56%	–	7.47%	1.68%

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	DECEMBER 31, 2004
								Fair
	Maturing in							Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	–	–	–	–	–	$100.0	$100.0
Weighted Average Interest Rate	2.37%	–	–	–	–	–	2.37%
Commercial Paper	648.9	–	–	–	–	–	648.9	648.9
Weighted Average Interest Rate	2.23%	–	–	–	–	–	2.23%
Foreign Time Deposits	26.0	–	–	–	–	–	26.0	26.0
Weighted Average Interest Rate	2.47%	–	–	–	–	–	2.47%
Other Cash Equivalents	54.9	–	–	–	–	–	54.9	54.9
Weighted Average Interest Rate	2.18%	–	–	–	–	–	2.18%
Total Cash Equivalents	$829.8	–	–	–	–	–	$829.8	$829.8
Weighted Average Interest Rate	2.25%	–	–	–	–	–	2.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	–	–	$513.6	$31.5	–	$25.0	$570.1	$690.7
Weighted Average Interest Rate	–	–	1.25%	3.56%	–	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.4	–	–	–	–	–	1.4	1.4
Weighted Average Interest Rate	13.32%	–	–	–	–	–	13.32%
Other Variable Rate (non-US$)	11.7	–	–	–	–	–	11.7	11.7
Weighted Average Interest Rate	1.46%	–	–	–	–	–	1.46%
Total Debt Obligations	$13.1	–	$513.6	$31.5	–	$25.0	$583.2	$703.8
Weighted Average Interest Rate	2.73%	–	1.25%	3.56%	–	7.47%	1.67%

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

The following tables provide information about our foreign currency derivative financial instruments outstanding as of March 25, 2005 and December 31, 2004. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 25, 2005		December 31, 2004
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay
Foreign Currency)

Euros	$3.1	1.34	$13.2	1.32
U.K. Pound	–	–	3.4	1.90
Japanese Yen	3.4	103.32	–	–

	$6.5		$16.6

Estimated fair value	$0.2		$(0.5)

Allergan, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

	March 25, 2005		December 31, 2004
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$17.8	1.22	$22.0	1.22
Mexican Peso	8.3	11.82	10.1	11.75
Australian Dollar	9.0	0.74	11.0	0.74
Brazilian Real	6.0	3.09	6.6	3.06
Euro	21.8	1.33	22.4	1.32
Japanese Yen	6.5	102.02	7.4	102.21
U.K. Pound	2.8	1.90	2.9	1.90

	$72.2		$82.4

Estimated fair value	$1.6		$1.6

Foreign currency sold call options:
U.K. Pound	$–	–	$1.0	1.92

Estimated fair value	$–		$–

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments that express our opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product.

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation has announced its intention to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals is seeking German regulatory approval for a botulinum toxin currently expected to be launched during the second half of 2005, and a Korean company is developing a botulinum toxin that received exportation approval from Korean authorities in early 2005 and that is expected to be launched in Korea during 2005. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for Botox® Cosmetic could be adversely affected.

Because Botox® and Botox® Cosmetic are pharmaceutical products, we generally do not collect or pay sales or other tax on sales of Botox® or Botox® Cosmetic. We could be required to collect and pay sales or other tax associated with prior, current or future years on sales of Botox® or Botox® Cosmetic. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay sales or other tax associated with current or future years on sales of Botox® or Botox® Cosmetic, our sales of, or our product margins on, Botox® or Botox® Cosmetic could be adversely affected due to the increased cost associated with those products.

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

Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Restasis®, Zymar® and Botox®, as well as FDA approval of new indications for Botox®, and new products such as Combigan™, our Lumigan®/Timolol combination, Posurdex® and the oral formulation of tazarotene. We have allocated substantial resources to the development and introduction of new products and indications. For our business model to be successful, new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. For example, in July 2004 an FDA advisory panel voted against approval for the oral formulation of tazarotene, and in September 2004 we received a non-approvable letter from the FDA for that product. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The former Secretary of Health and Human Services did not make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation recently conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not yet announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some already have implemented such plans.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, which could result in lower prices and/or a reduction in demand for our products. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States.

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

Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In the event we discover that we may be infringing third party patents, licenses from those third parties may not be available on commercially attractive terms or at all. We may have to defend, and have recently defended, against charges that we

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 1 of Part II of this report, “Legal Proceedings” and Note 8, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report for information concerning our current intellectual property litigation.

The consolidation of drug wholesalers and other wholesaler actions could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

ALLERGAN, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 25, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Allergan, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

     The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Syntex, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in our favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal took place on November 1, 2004 and we are currently awaiting the Court of Appeals’ ruling. If the Court of Appeals reverses the prior judgment in our favor, Acular® could face immediate generic competition. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 has been continued to summer 2005.

On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against us of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of us and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against us and Dr. Klein. On November 29, 2004, Irena Medavoy filed a Motion for New Trial. On December 16, 2004, the court denied Irena Medavoy’s Motion for a New Trial. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles and her opening appellate brief is due on May 31, 2005.

Allergan, Inc.

Litigation (Continued)

On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United Stated District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against us for declaratory relief, intentional interference with contractual and economic relations, unfair competition under federal and Utah law, and injunctive relief, based on allegations that we interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, we filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, declaratory relief, and trademark infringement and dilution, and alleging that Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” are false and misleading. On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain us from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part our motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss our claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. The court has not set a hearing date for either motion. Trial is scheduled for August 1, 2005.

On July 13, 2004, we received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim. A claim construction hearing is scheduled for June 7, 2005. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.

On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, which names us and 12 other defendants, alleges unfair business practices based upon a price fixing

Allergan, Inc.

Litigation (Continued)

conspiracy in connection with the reimportation of pharmaceuticals from Canada. On September 3, 2004, the plaintiffs filed a first amended complaint, making various modifications to the original complaint. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the defendants again filed a demurrer. The hearing on the demurrer to the second amended complaint was held on April 8, 2005 and the court took the matter under submission.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

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

Allergan, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table discloses the purchases of our equity securities during the first fiscal quarter of 2005.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
January 1, 2005 to January 31, 2005	0	$ N/A	0	6,373,362
February 1, 2005 to February 28, 2005	0	$ N/A	0	6,550,367
March 1, 2005 to March 25, 2005	1,256,600	$75.00	1,256,600	5,352,684
Total	1,256,600	$75.00	1,256,600	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of March 25, 2005, the Company held approximately 3.8 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 5. Other Information.

Other Information

None.

Allergan, Inc.

Item 6. Exhibits

- Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10.57	Acceleration of Vesting of Premium Priced Stock Options

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2005	ALLERGAN, INC.
/s/ Eric K. Brandt
Eric K. Brandt
Executive Vice President, Finance and Technical Operations, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.57	Acceleration of Vesting of Premium Priced Stock Options

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C Section 1350