Form 10-Q
period 2005-06-24
ALLERGAN INC
filed 2005-07-28
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-10269
ALLERGAN, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-1622442
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2525 DUPONT DRIVE, IRVINE, CALIFORNIA	92612
(Address of Principal Executive Offices)	(Zip Code)
(714) 246-4500
(Registrant’s Telephone Number,
Including Area Code)
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 22, 2005 there were 134,254,772 shares of common stock outstanding (including 3,470,413 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 24, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Product Sales
Net sales	$591.0	$506.2	$1,118.2	$978.6
Cost of sales	111.7	96.2	205.8	183.8

Product gross margin	479.3	410.0	912.4	794.8

Operating costs and expenses
Selling, general and administrative	241.5	196.7	451.8	377.3
Research and development	91.3	88.5	173.3	174.6
Restructuring charge	10.3	—	37.7	—

Operating income	136.2	124.8	249.6	242.9

Non-operating income (expense)
Interest income	6.1	2.2	11.6	4.2
Interest expense	(4.6)	(3.7)	(9.1)	(7.4)
Unrealized gain on derivative instruments, net	1.1	0.3	1.2	0.2
Other, net	(0.7)	(1.2)	3.8	(1.3)

	1.9	(2.4)	7.5	(4.3)

Earnings before income taxes and minority interest	138.1	122.4	257.1	238.6

Provision for income taxes	104.1	30.4	143.3	65.5
Minority interest expense	0.6	0.2	0.5	0.5

Net earnings	$33.4	$91.8	$113.3	$172.6

Earnings per share:
Basic	$0.26	$0.70	$0.87	$1.32

Diluted	$0.25	$0.68	$0.86	$1.28

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 24,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and equivalents	$873.1	$894.8
Trade receivables, net	281.0	243.5
Inventories	88.7	89.9
Other current assets	154.8	147.8

Total current assets	1,397.6	1,376.0
Investments and other assets	226.5	230.0
Deferred tax assets	116.3	115.7
Property, plant and equipment, net	461.9	468.5
Goodwill	9.0	8.7
Intangibles, net	150.1	58.1

Total assets	$2,361.4	$2,257.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$4.1	$13.1
Accounts payable	118.2	97.9
Accrued expenses	266.4	255.6
Income taxes	146.4	93.0

Total current liabilities	535.1	459.6
Long-term debt	57.0	56.5
Long-term convertible notes, net of discount	516.8	513.6
Other liabilities	115.6	108.6
Commitments and contingencies
Minority interest	2.8	2.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	387.1	387.1
Accumulated other comprehensive loss	(49.6)	(45.7)
Retained earnings	1,062.4	982.5

	1,401.2	1,325.2
Less — treasury stock, at cost (3,533,000 and 2,838,000 shares)	(267.1)	(209.0)

Total stockholders’ equity	1,134.1	1,116.2

Total liabilities and stockholders’equity	$2,361.4	$2,257.0

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six months ended
	June 24,	June 25,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$113.3	$172.6
Non-cash items included in earnings:
Depreciation and amortization	37.5	32.1
Amortization of original issue discount and debt issuance costs	4.9	3.6
Deferred income taxes	1.0	(9.9)
Loss on disposal of fixed assets	—	0.8
Unrealized gain on derivative instruments	(1.2)	(0.2)
Expense of compensation plans	7.1	5.9
Minority interest expense	0.3	0.5
Restructuring charge	37.7	—
Changes in assets and liabilities:
Trade receivables	(43.8)	(64.4)
Inventories	1.9	(8.0)
Other current assets	(6.6)	(10.8)
Accounts payable	21.4	3.9
Accrued expenses	(26.3)	(4.1)
Other liabilities	7.1	27.1
Income taxes	57.7	10.7
Other non-current assets	3.5	(8.7)

Net cash provided by operating activities	215.5	151.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(20.4)	(35.9)
Proceeds from sale of property, plant and equipment	1.3	—
Additions to capitalized software	(6.9)	(3.4)
Additions to intangible assets	(99.3)	—
Other, net	0.2	(0.3)

Net cash used in investing activities	(125.1)	(39.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(26.1)	(23.7)
Net repayments under commercial paper obligations	—	(10.4)
Net (repayments) borrowings of notes payable	(8.6)	12.0
Sale of stock to employees	16.0	78.7
Payments to acquire treasury stock	(94.3)	(28.5)

Net cash (used in) provided by financing activities	(113.0)	28.1

Effect of exchange rate changes on cash and equivalents	0.9	3.4

Net (decrease) increase in cash and equivalents	(21.7)	143.0

Cash and equivalents at beginning of period	894.8	507.6

Cash and equivalents at end of period	$873.1	$650.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$5.1	$5.3

Income taxes, net of refunds	$86.1	$60.8

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six months ended June 24, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s).
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

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
(in millions, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$33.4	$91.8	$113.3	$172.6
Add stock-based compensation expense included in reported net earnings, net of tax	2.2	1.7	4.5	4.0
Deduct stock-based compensation expense determined under fair value based method, net of tax	(12.2)	(10.9)	(22.9)	(22.1)

Pro forma net earnings	$23.4	$82.6	$94.9	$154.5

Earnings per share:
As reported basic	$0.26	$0.70	$0.87	$1.32
As reported diluted	$0.25	$0.68	$0.86	$1.28
Pro forma basic	$0.18	$0.63	$0.73	$1.18
Pro forma diluted	$0.18	$0.61	$0.72	$1.15
Pro forma amounts for the three and six months ended June 24, 2005 include a deduction of $1.8 million, net of tax ($0.01 pro forma basic and diluted earnings per share) due to the acceleration of the vesting of 1,159,626 premium priced stock options granted under the Allergan, Inc. 2001 Premium Priced Stock Option Plan. (See Note 3 below for a discussion of the acceleration of vesting of premium priced stock options.) These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years. (See New Accounting

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Standards Not Yet Adopted in Note 2 below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.)
2.	Recently Adopted Accounting Standards
     In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and is effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company determined during its second fiscal quarter 2005 that it had sufficient information to make an informed decision on the impact of the Act on the Company’s repatriation plans. Based on that decision, the Company plans to repatriate approximately $674.0 million in extraordinary dividends, as defined by the Act, during 2005 and, accordingly, has recorded a $32.8 million tax liability as of June 24, 2005.
In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (EITF 04-8), which became effective for reporting periods ending after December 15, 2004. EITF No. 04-8 requires all instruments that have embedded conversion features, including contingently convertible debt, that are contingent on market conditions indexed to an issuer’s share price to be included in diluted earnings per share computations, if dilutive, regardless of whether the market conditions have been met. The Company adopted the provisions of EITF No. 04-8 in its fourth fiscal quarter of 2004. All prior period diluted earnings per share amounts have been restated to conform to the guidance in EITF No. 04-8.
In December 2004, Financial Accounting Standards Board Position 109-1 (FASB Staff Position 109-1) was issued and is effective upon issuance. FASB Staff Position 109-1 requires the Company to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to U.S. production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. The Company adopted the provisions of FASB Staff Position 109-1 in its first fiscal quarter of 2005. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
3.	Acceleration of Vesting of Premium Priced Stock Options
     On July 30, 2001, the Company granted non-qualified stock options to purchase up to 2,500,000 shares of its common stock to participants, including the Company’s executive officers, under the Allergan, Inc. 2001 Premium Priced Stock Option Plan. Each option was issued with three tranches:
•	The first tranche has an exercise price equal to $88.55;
•	The second tranche has an exercise price equal to $106.26; and
•	The third tranche has an exercise price equal to $127.51.
Each tranche of an option vests and becomes exercisable upon the earlier of (i) the date on which the fair value of a share of the Company’s common stock equals or exceeds the applicable exercise price or (ii) five years from the grant date (July 30, 2006). The options expire six years from the grant date (July 30, 2007). The first tranche of the options vested and became exercisable on March 1, 2004 as a result of the fair value of the Company’s common stock exceeding $88.55.
In response to FAS No. 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the June 2002 spin-off of Advanced Medical Optics (AMO). The former employees of the Company are current employees of AMO. As a result of the acceleration, the second tranche and third tranche of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they vest according to their terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.
The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of FAS No. 123R. The future expense that was eliminated is approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, is attributable to options held by executive officers). This amount, plus an additional $0.8 million, net of tax, representing the total pro forma amount for the combined third and fourth fiscal quarters of 2005 that otherwise would have been included in those quarters’ pro forma earnings disclosures, was reflected in the Company’s pro forma footnote disclosure for the three and six months ended June 24, 2005. This treatment is permitted under the transition guidance provided by FAS No. 123R.
4.	Restructuring Charges and Transition/Duplicate Operating Expenses
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
other European locations to the Company’s Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group.
Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities, which the Company completed by the end of its second fiscal quarter 2005.
The Company has incurred and anticipates that it will continue to incur restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. The Company began to incur these amounts beginning in the first quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures.
The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 160 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $28 million to $33 million. The Company began to incur these charges in the first quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Certain severance costs included in the estimates totaling approximately $2 million to $3 million for a limited number of personnel are dependent upon the employees’ future decision to continue employment after specific contractual work assignments end between 2006 and 2007. These contingent contractual severance costs will be recorded in the period when the Company determines that they become probable.
Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the third quarter of 2005 and to be completed by the close of the second quarter of 2006.
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
The Company also expects to incur additional capital expenditures for leasehold improvements (primarily at the Company’s High Wycombe, U.K. facility or a new facility in the U.K. to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million, and are currently expected to be recorded beginning in the third quarter of 2005 and continuing up through and including the second quarter of 2006.
During the first six months of 2005, the Company recorded pre-tax restructuring charges of $23.7 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee severance, employee relocation and other costs. The following table presents the cumulative restructuring activities through June 24, 2005:

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in millions)	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$22.8	$0.9	$23.7
Spending	(3.4)	(0.9)	(4.3)

Balance at June 24, 2005 (included in accrued expenses)	$19.4	$—	$19.4

Employee severance in the preceding table relates to 159 employees, of which 18 were severed as of June 24, 2005. Employee severance charges were based on social plans in France and Italy, and the Company’s severance practices for employees in the other affected European countries. During the first six months of 2005, the Company also recorded $1.6 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications and consulting costs. Transition/duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the unaudited condensed consolidated statements of earnings.
     Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
In October 2004, the Company’s Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of the Company’s manufacturing and supply agreement with Advanced Medical Optics, Inc. (AMO), a former subsidiary that was spun-off from the Company in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company plans to eliminate certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
The Company currently anticipates that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $24 million and $28 million. The Company began recording these charges in the fourth quarter of 2004 and expects to continue recording them up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in the Company’s workforce of approximately 350 individuals. The workforce reduction, which began in the fourth quarter of 2004 and was substantially completed in the second quarter of 2005 impacted personnel in Europe, the United States and Latin America. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
As of June 24, 2005, the Company recorded cumulative pre-tax restructuring charges of $21.4 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits. Cumulative charges for employees involuntarily and voluntarily terminated in the table below relate to 341 employees, of which 278 were severed as of June 24, 2005. Included in other costs within the table below is $0.3 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the unaudited condensed consolidated statements of earnings.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the cumulative restructuring activities through June 24, 2005 resulting from the scheduled termination of the manufacturing and supply agreement in June 2005:

	Charges for Employees
(in millions)	Involuntarily and	Other
	Voluntarily Terminated	Costs	Total
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	12.2	2.1	14.3
Assets written off	—	(0.3)	(0.3)
Spending	(16.3)	(1.8)	(18.1)

Balance at June 24, 2005	$2.9	$—	$2.9

The remaining balance at June 24, 2005 is comprised of accrued statutory severance and one-time termination benefits of $5.7 million (included in accrued expenses), less expected employment program tax credits receivable of $2.8 million (included in other current assets).
5.	Intangibles and Goodwill
     At June 24, 2005 and December 31, 2004, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	June 24, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible
Assets:
Licensing	$137.8	$(16.6)	8.0	$38.5	$(10.6)	7.9
Trademarks	3.6	(2.2)	15.0	3.5	(1.9)	15.0
Core Technology	29.4	(3.1)	15.0	29.6	(2.2)	15.0
Other	1.1	(0.8)	5.0	1.0	(0.7)	5.0

	171.9	(22.7)	9.3	72.6	(15.4)	11.1
Unamortizable Intangible
Assets:
Foreign business license.	0.9	—		0.9	—

	$172.8	$(22.7)		$73.5	$(15.4)

Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The increase in licensing assets at June 24, 2005 compared to December 31, 2004 primarily relates to an up-front payment associated with a royalty buy-out agreement relating to Restasis®, the Company’s drug for the treatment of chronic dry eye disease. Core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex Pharmaceuticals, Inc. in 2003.
Aggregate amortization expense for amortizable intangible assets was $5.2 million and $2.0 million for the quarters ended June 24, 2005 and June 25, 2004, respectively, and $7.2 million and $4.1 million for the six months ended

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
June 24, 2005 and June 25, 2004, respectively. Amortization expense related to licensing assets and core technology is primarily included in cost of sales and research and development expenses, respectively.
Estimated amortization expense is $17.5 million for 2005, $20.3 million for 2006, $19.2 million for 2007, $17.4 million for 2008, $16.8 million for 2009 and $16.7 million for 2010.
Goodwill

(in millions)	June 24,	December 31,
	2005	2004
Goodwill:
United States	$4.6	$4.6
Latin America	3.6	3.2
Europe and Other	0.8	0.9

	$9.0	$8.7

The changes in goodwill balances are the result of foreign currency translation.
6.	Inventories
     Components of inventories were:

(in millions)	June 24,	December 31,
	2005	2004
Finished goods	$53.5	$50.5
Work in process	19.7	23.2
Raw materials	15.5	16.2

Total	$88.7	$89.9

7.	Income Taxes
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
Valuation allowances against the Company’s deferred tax assets were $55.9 million and $51.9 million at June 24, 2005 and December 31, 2004, respectively. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.
The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings indefinitely in such operations. In connection with the American Jobs Creation Act of 2004 (the Act), the Company determined during its second fiscal quarter of 2005 that it had sufficient information to make an informed decision regarding the repatriation of certain foreign earnings that were previously considered to be permanently reinvested. Based on that decision, the Company recorded a $32.8 million tax liability associated with the Company’s decision to repatriate $674.0 million in extraordinary dividends, as defined by the Act, from unremitted foreign earnings that were

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
previously considered permanently reinvested by certain non-U.S. subsidiaries. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on the Company’s historical repatriation levels, as defined by the Act. The tax effect of the base amount of dividends is included in the Company’s estimated annual effective tax rate. The Company also decided to repatriate approximately $85.4 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $27.6 million.
8.	Employee Retirement and Other Benefit Plans
     The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering United States retirees and dependents.
Components of net periodic benefit cost for the three and six month periods ended June 24, 2005 and June 25, 2004, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Service cost	$4.6	$3.8	$0.3	$0.2
Interest cost	6.3	5.8	0.4	0.3
Expected return on plan assets	(7.0)	(6.7)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	2.5	1.9	—	—

Net periodic benefit cost	$6.4	$4.8	$0.7	$0.5

	Six months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Service cost	$9.1	$7.3	$0.8	$0.8
Interest cost	12.6	10.8	0.7	0.6
Expected return on plan assets	(14.0)	(12.7)	—	—
Amortization of prior service cost	—	0.1	(0.1)	(0.1)
Recognized net actuarial loss	4.9	3.3	—	—

Net periodic benefit cost	$12.6	$8.8	$1.4	$1.3

In 2005, the Company currently expects to pay contributions in the range of $33.4 million and $35.4 million to its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million to its other postretirement plan.
9.	Litigation
     The Company is involved in various lawsuits and claims arising in the ordinary course of business. The Company follows the provisions of Statement of Financial Accounting Standards No. 5 Accounting for Contingencies (SFAS No. 5). SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated.
On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal took place on November 1, 2004. On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 has been continued to summer 2005.
On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against the Company of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on the Company a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against the Company were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against the Company of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of the Company and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against the Company and Dr. Klein. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles and her opening appellate brief is due on August 29, 2005.
On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain the Company from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to further amend the first amended complaint. The court has not set a hearing date for either motion. Trial is scheduled

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
for August 1, 2005. The parties have mutually agreed to continue the trial date and the court has indicated that it will grant the continuance.
On July 13, 2004, the Company received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or its wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names the Company and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. A hearing on the demurrer to the second amended complaint took place on April 8, 2005. On April 19, 2005, the court sustained the pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint. On May 27, 2005, the pharmaceutical defendants filed a demurrer. The hearing on the demurrer to the third amended complaint took place on June 30, 2005. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by unilaterally charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial has been set for July 10, 2006.
On May 24, 2005, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular LS® patent, filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the Acular LS® patent is valid, enforceable and infringed by Apotex’s proposed generic drug. On July 25, 2005, Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The responses to Apotex’s counterclaim are due on August 15, 2005.
The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.
11.	Earnings Per Share
     The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
(in millions, except per share amounts)	2005	2004	2005	2004
Net earnings	$33.4	$91.8	$113.3	$172.6

Weighted average number of shares issued	130.4	131.6	130.8	131.2
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.3	2.1	1.1	2.1
Dilutive effect of assumed conversion of convertible notes outstanding	0.5	1.5	0.5	1.5

Diluted shares	132.2	135.2	132.4	134.8

Earnings per share:
Basic	$0.26	$0.70	$0.87	$1.32

Diluted	$0.25	$0.68	$0.86	$1.28

For the three and six month periods ended June 24, 2005, options to purchase 5.3 million shares of common stock at exercise prices ranging from $76.15 to $127.51 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the respective periods and, therefore, the effect would be anti-dilutive. For the three and six month periods ended June 25, 2004, options to purchase 2.1 million shares of common stock at exercise prices ranging from $88.55 to $127.51 per share and $86.74 to $127.51 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the respective periods and, therefore, the effect would be anti-dilutive.
12.	Comprehensive Income
     The following table summarizes components of comprehensive income for the three and six month periods ended June 24, 2005, and June 25, 2004:

	Three months ended
(in millions)	June 24, 2005			June 25, 2004
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(0.8)	$—	$(0.8)	$(3.0)	$—	$(3.0)
Unrealized holding gains/(losses) arising during period	0.8	(0.4)	0.4	(0.5)	0.2	(0.3)

Other comprehensive earnings (loss)	$—	$(0.4)	(0.4)	$(3.5)	$0.2	(3.3)

Net earnings			33.4			91.8

Total comprehensive income			$33.0			$88.5

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six months ended
(in millions)	June 24, 2005			June 25, 2004
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(4.1)	$—	$(4.1)	$(4.6)	$—	$(4.6)
Unrealized holding gains/(losses) arising during period	0.5	(0.3)	0.2	(0.3)	0.2	(0.1)

Other comprehensive earnings (loss)	$(3.6)	$(0.3)	(3.9)	$(4.9)	$0.2	(4.7)

Net earnings			113.3			172.6

Total comprehensive income			$109.4			$167.9

13.	Business Segment Information
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
Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company operates globally with principal markets in the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 67.0% and 68.7% of the Company’s total consolidated product net sales for the quarters ended June 24, 2005 and June 25, 2004, respectively, and 67.0% and 69.6% of the Company’s total consolidated product net sales for the six month periods ended June 24, 2005 and June 25, 2004, respectively.
Sales to McKesson Drug Company for the three month periods ended June 24, 2005 and June 25, 2004 were 12.4% and 13.3%, respectively, of the Company’s total consolidated product net sales and 13.4% and 13.6% of the Company’s total consolidated product net sales for the six month periods ended June 24, 2005 and June 25, 2004, respectively. Sales to Cardinal Healthcare for the three month periods ended June 24, 2005 and June 25, 2004 were 14.5% and 10.3%, respectively, of the Company’s total consolidated product net sales and 14.0% and 13.4% of the Company’s total consolidated product net sales for the six month periods ended June 24, 2005 and June 25, 2004, respectively. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the 2002 AMO spin-off that was terminated as scheduled in June 2005. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region also include sales to customers in Australia and New Zealand.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net Sales by Product Line

(in millions)	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$325.0	$277.6	$623.0	$549.7
Botox®/Neuromodulators	212.5	176.9	388.8	327.6
Skin Care	30.4	24.4	60.2	49.1

	567.9	478.9	1,072.0	926.4
Other	23.1	27.3	46.2	52.2

Net sales	$591.0	$506.2	$1,118.2	$978.6

Geographic Information
Net Sales

(in millions)	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
United States	$374.4	$322.0	$706.1	$631.8
Europe	105.1	84.5	202.0	157.7
Latin America	32.5	25.6	58.7	47.3
Asia Pacific	35.2	30.5	67.8	59.2
Other	22.2	17.8	41.0	33.7

	569.4	480.4	1,075.6	929.7
Manufacturing operations	21.6	25.8	42.6	48.9

Net sales	$591.0	$506.2	$1,118.2	$978.6

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.
Long-Lived Assets

(in millions)	June 24,	December 31,
	2005	2004
United States	$172.5	$76.6
Europe	20.8	24.5
Latin America	17.9	17.2
Asia Pacific	2.9	3.3
Other	0.4	0.5

	214.5	122.1
Manufacturing operations	248.3	207.9
General corporate	183.4	227.9

Total	$646.2	$557.9

14.	Sales Tax Contingency
     In accordance with the Company’s interpretation of current law, the Company generally does not collect or pay sales or other tax on sales of Botox® or Botox® Cosmetic in the United States. However, the Company believes that one or more states may seek to impose sales or other tax collection or payment obligations on the Company’s sales of Botox® or Botox® Cosmetic to physicians and other customers. If it is determined that the Company should collect or pay sales or other transaction tax in one or more states, the imposition and collection of sales or other transaction tax on Botox® or Botox® Cosmetic could result in a substantial tax liability, and potential penalties and interest, for prior taxable periods. The imposition and collection of sales or other transaction tax on Botox® or

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Botox® Cosmetic could also adversely affect the Company’s sales or its product margins on Botox® or Botox® Cosmetic due to the increased cost associated with those products.
The Company is not currently aware of any asserted claims for sales or other transaction tax liabilities for prior taxable periods. The Company intends to work with state taxing authorities in the normal course of business to ensure the proper interpretation and administration of sales and other tax regulations on sales of Botox® and Botox® Cosmetic. The Company has not recorded any accrued costs for potential unasserted claims for unpaid sales or other transaction tax. The Company does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005
This financial review presents our operating results for the three and six month periods ended June 24, 2005 and June 25, 2004, and our financial condition at June 24, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 3 below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 24, 2005 and our audited consolidated financial statements and related notes for the year ended December 31, 2004.
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
Revenue Recognition
We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at June 24, 2005 and December 31, 2004 were $1.8 million and $1.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the three month periods ended June 24, 2005 and June 25, 2004 were $6.5 million and $5.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the six month periods ended June 24, 2005 and June 25, 2004 were $12.4 million and $10.8 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at June 24, 2005 and December 31, 2004 were $5.4 million and $5.8 million, respectively. Provisions for sales returns deducted from consolidated sales for the three month periods ended June 24, 2005 and June 25, 2004 were $8.2 million and $5.7 million, respectively. Provisions for sales returns deducted from consolidated sales for the six month periods ended June 24, 2005 and June 25, 2004 were $13.2 million and $12.4 million, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebates and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at June 24, 2005 and December 31, 2004 were $66.9 million and $61.4 million, respectively. The $5.5 million increase in the amount accrued for

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
sales rebates and other incentive programs is primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, subject to such rebates and incentive programs. An increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the three month periods ended June 24, 2005 and June 25, 2004 were $41.7 million and $32.2 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the six month periods ended June 24, 2005 and June 25, 2004 were $87.9 million and $70.4 million, respectively. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $2 million to $3 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost for 2005 is 8.25%, which is the same as our 2004 expected rate of return. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the rate of return on

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
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
Valuation allowances against our deferred tax assets were $55.9 million and $51.9 million at June 24, 2005 and December 31, 2004, respectively. Changes in the valuation allowances are a component of the estimated annual effective tax rate. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.
We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested or expect to reinvest these earnings indefinitely in such operations. In connection with the American Jobs Creation Act of 2004, or the Act, we determined during our second fiscal quarter of 2005 that we had sufficient information to make an informed decision regarding the repatriation of certain foreign earnings that were previously considered to be permanently reinvested. Based on that decision, we recorded a $32.8 million tax liability associated with our decision to repatriate $674.0 million in extraordinary dividends, as defined by the Act, from unremitted foreign earnings that were previously considered permanently reinvested by certain non-U.S. subsidiaries. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on our historical repatriation levels, as defined by the Act. The tax effect of the base amount of dividends is included in our estimated annual effective tax rate. We also decided to repatriate approximately $85.4 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $27.6 million.
OPERATIONS
Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,010 persons around the world. We are an innovative leader in

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
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
The following tables compare net sales by product line and certain selected products for the three and six month periods ended June 24, 2005 and June 25, 2004:

	Three months ended
(in millions)	June 24,	June 25,	Change in Net Sales			Percent Change in Net Sales
	2005	2004	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$325.0	$277.6	$47.4	$40.7	$6.7	17.1%	14.7%	2.4%
Botox/Neuromodulator	212.5	176.9	35.6	31.4	4.2	20.1%	17.8%	2.4%
Skin Care	30.4	24.4	6.0	5.9	0.1	24.6%	24.2%	0.4%

Total	567.9	478.9	89.0	78.0	11.0	18.6%	16.3%	2.3%
Other*	23.1	27.3	(4.2)	(4.3)	0.1	(15.4)%	(15.8)%	0.4%

Total net sales	$591.0	$506.2	$84.8	$73.7	$11.1	16.8%	14.6%	2.2%

Domestic	67.0%	68.7%
International	33.0%	31.3%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$64.3	$62.4	$1.9	$0.7	$1.2	3.1%	1.2%	1.9%
Lumigan	61.5	57.3	4.2	2.9	1.3	7.3%	5.0%	2.3%
Other Glaucoma	4.4	5.3	(0.9)	(1.2)	0.3	(17.6)%	(22.2)%	4.6%
Restasis	46.3	20.1	26.2	26.1	0.1	130.5%	130.2%	0.3%

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)

	Six months ended
(in millions)	June 24,	June 25,	Change in Net Sales			Percent Change in Net Sales
	2005	2004	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$623.0	$549.7	$73.3	$62.4	$10.9	13.3%	11.4%	2.0%
Botox/Neuromodulator	388.8	327.6	61.2	54.6	6.6	18.7%	16.7%	2.0%
Skin Care	60.2	49.1	11.1	11.0	0.1	22.6%	22.4%	0.2%

Total	1,072.0	926.4	145.6	128.0	17.6	15.7%	13.8%	1.9%
Other*	46.2	52.2	(6.0)	(6.2)	0.2	(11.5)%	(11.9)%	0.4%

Total net sales	$1,118.2	$978.6	$139.6	$121.8	$17.8	14.3%	12.4%	1.8%

Domestic	67.0%	69.6%
International	33.0%	30.4%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$131.0	$131.7	$(0.7)	$(2.8)	$2.1	(0.5)%	(2.1)%	1.6%
Lumigan	123.5	110.8	12.7	10.5	2.2	11.5%	9.5%	2.0%
Other Glaucoma	9.0	10.2	(1.2)	(1.6)	0.4	(12.0)%	(15.9)%	3.9%
Restasis	83.6	41.4	42.2	42.2	—	102.1%	102.1%	n/a
* Other sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that terminated as scheduled in June 2005.
The $11.1 million increase in net sales from the impact of foreign currency changes for the three month period ended June 24, 2005 was due primarily to the strengthening of the euro, Brazilian real, Canadian dollar, Australian dollar and other Latin American currencies compared to the U.S. dollar. The $17.8 million increase in net sales from the impact of foreign currency changes for the six month period ended June 24, 2005 was due primarily to the strengthening of the euro, Brazilian real, Canadian dollar, British pound, Australian dollar and other Latin American and Asian currencies compared to the U.S. dollar.
The $84.8 million increase in net sales in the second quarter of 2005 compared to the second quarter of 2004 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales. Eye care pharmaceuticals sales increased in the second quarter of 2005 compared to the second quarter of 2004 primarily because of strong growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of our Alphagan® franchise, primarily from our international operations and new product sales from Combigan™ which is in the launch phase in Canada and Brazil, an increase in sales of eye drop products, primarily Refresh®, growth in sales of Zymar®, a newer anti-infective, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS®, our newer non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, Acular®, our older generation anti-inflammatory, and other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from three and one-half percent to nine percent, effective February 5, 2005. We increased the published U.S. list price for Lumigan® by seven percent, Restasis® by three and one-half percent and Alphagan® P by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. At June 24, 2005, based on

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was within our stated policy levels.
Botox® sales increased in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of strong growth in demand in international markets and in the United States for both therapeutic and cosmetic uses. Effective January 4, 2005, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2005. International Botox® sales also benefited from strong sales growth in Europe, especially in Germany and the U.K., growth in sales in smaller distribution markets serviced by our European export sales group, and an increase in sales in Canada and Japan. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
Skin care sales increased in the second quarter of 2005 compared to the second quarter of 2004 primarily due to higher sales of Tazorac® in the United States and new product sales generated from Prevage™ antioxidant cream, which we launched in January 2005. Net sales of Tazorac®, Zorac® and Avage® increased $4.4 million, or 25.6%, to $21.6 million in the second quarter of 2005 compared to $17.2 million in the second quarter of 2004. We increased the published U.S. list price for Tazorac® by five percent effective July 31, 2004 and by an additional nine percent effective February 5, 2005.
The $139.6 million increase in total product net sales in the first six months of 2005 compared to the same 2004 period was primarily the result of the same reasons discussed in the analysis of the second quarter 2005 increase in net sales. In addition, net sales of Tazorac®, Zorac® and Avage® increased $6.3 million, or 17.9%, to $41.4 million in net sales for the first six months of 2005 compared to $35.1 million in net sales for the first six months of 2004.
The decrease in the percentage of U.S. sales as a percentage of total product net sales during the second quarter and first six months of 2005 compared to the same periods in 2004 was primarily attributable to an increase in international Botox® and eye care pharmaceuticals sales, principally in Europe and Latin America, as a percentage of total product net sales.
Our gross margin percentage for the second quarter of 2005 was 81.1% of net sales, which represents a 0.1 percentage point increase from our gross margin percentage of 81.0% for the second quarter of 2004. The gross margin percentage for the six months ended June 24, 2005 was 81.6% of net sales, which represents a 0.4 percentage point increase from the 81.2% rate reported for the first six months of 2004. Our gross margin percentage increased slightly in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of a decrease in the mix of other non-pharmaceutical sales, primarily contract manufacturing sales, which have a lower gross margin percentage than our pharmaceutical sales, and an increase in the mix of Botox® sales, which generally have a higher gross margin percentage than our other pharmaceutical product lines. Our gross margin percentage also benefited from the April 2005 royalty buy-out agreement with Novartis Pharmaceuticals Corporation and Novartis Pharma AG relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. This increase in gross margin percentage was partially offset by a decline in the gross margin percentage for eye care pharmaceuticals in the second quarter of 2005 compared to the second quarter of 2004 due to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales, an increase in sales from products with higher royalty rates payable to third parties and a higher ratio of U.S. sales subject to rebates and other incentive programs. The gross margin percentage for our Botox® product line experienced an increase in the second quarter of 2005 compared to the second quarter of 2004 due primarily to a price increase for Botox® and Botox® Cosmetic in the United States, partially offset by an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The gross margin percentage for skin care sales also declined in the second quarter of 2005 compared to the second quarter of 2004 primarily due to new product sales of Prevage™, which have a lower gross margin percentage than our other prescription skin care products, and a small increase in inventory reserves associated with a planned product formulation change. Gross margin in dollars

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
increased in the second quarter of 2005 compared to the second quarter of 2004 by $69.3 million, or 16.9%, as a result of the 16.8% increase in net sales and by the 0.1 percentage point increase in gross margin percentage.
Our gross margin percentage increased in the first six months of 2005 compared to the first six months of 2004 primarily due to the same reasons discussed in the analysis of the second quarter 2005 increase in gross margin percentage. In addition, the increase in gross margin percentage for the first six months of 2005 compared to the same 2004 period was positively affected by a relatively greater increase in gross margin percentage and a higher change in the mix of net sales for our Botox® product line compared to the increase in gross margin percentage and change in mix of net sales experienced in our second quarter of 2005 compared to the second quarter of 2004. Gross margin in dollars increased in the first six months of 2005 compared to the first six months of 2004 by $117.6 million, or 14.8%, as a result of the 14.3% increase in net sales and by the 0.4 percentage point increase in gross margin percentage.
Selling, general and administrative, or SG&A, expenses were $241.5 million, or 40.9% of net sales, in the second quarter of 2005 compared to $196.7 million, or 38.9% of net sales, in the second quarter of 2004. SG&A expenses for the first six months of 2005 were $451.8 million, or 40.4% of net sales, compared to $377.3 million, or 38.6% of net sales, in the comparable 2004 period. The increase in SG&A expense dollars in the second quarter of 2005 compared to the second quarter of 2004 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Restasis®, Botox® Cosmetic and the hyperhidrosis indication for Botox® and an increase in selling expenses, principally personnel costs, and marketing expenses supporting the increase in consolidated sales, especially for Restasis®, Botox® and Botox® Cosmetic. SG&A expenses also increased due to an increase in co-promotion costs related to sales of Elestat®, costs associated with expanding our contract and direct sales forces in Europe, and higher general and administrative expenses, principally headcount related costs and consulting fees. SG&A expenses were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe and Latin America. As a percentage of net sales, SG&A expenses increased in the second quarter of 2005 compared to the second quarter of 2004 due primarily to higher promotion and marketing expenses as a percentage of net sales, partially offset by lower selling expenses and general and administrative expenses as a percentage of net sales.
The increase in SG&A expense dollars in the first six months of 2005 compared to the first six months of 2004 was primarily due to the same reasons discussed in the analysis of the second quarter 2005 increase in SG&A expenses. SG&A expenses also increased in the first six months of 2005 compared to the same period in 2004 due to the non-recurrence of a favorable settlement of a patent dispute amounting to $2.4 million in the first quarter of 2004. As a percentage of net sales, SG&A expenses increased in the first six months of 2005 compared to the first six months of 2004 due primarily to higher promotion and marketing expenses as a percentage of net sales and lower miscellaneous royalty income earned, partially offset by lower selling expenses and general and administrative expenses as a percentage of net sales.
Research and development expenses were $91.3 million, or 15.4% of net sales, in the second quarter of 2005 compared to $88.5 million, or 17.5% of net sales, in the second quarter of 2004. For the six months ended June 24, 2005, research and development expenses were $173.3 million, or 15.5% of net sales, compared to $174.6 million, or 17.8% of net sales, in the comparable 2004 period. Research and development spending increased in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of higher rates of investment in our eye care pharmaceuticals and new technologies, partially offset by lower spending for our skin care and Botox® product lines. Research and development spending decreased in the first six months of 2005 compared to the first six months of 2004 primarily as a result of lower rates of investment in our skin care and Botox® product lines, partially offset by an increase in spending for eye care pharmaceuticals and new technologies. In addition, our spending for research and development activities in the first six months of 2005 was less than expected due to the timing of patient enrollments in clinical trials. We expect research and development expenses to increase in absolute dollars in fiscal year 2005 compared to 2004 as we continue to increase our investments in eye care pharmaceuticals and new technologies and initiate major new clinical development programs for Botox®.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
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
Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities, which we completed by the end of our second fiscal quarter 2005.
We have incurred and anticipate that we will continue to incur restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, implementation, transition, capital and other asset-related expenses, duplicate operating expenses and contract termination costs in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. We began to incur these amounts beginning in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures.
The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 160 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $28 million to $33 million. We began to incur these charges in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Certain severance costs included in the estimates totaling approximately $2 million to $3 million for a limited number of personnel are dependent upon the employees’ future decision to continue employment after specific contractual work assignments end between 2006 and 2007. These contingent contractual severance costs will be recorded in the period when we determine that they become probable.
Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the third quarter of 2005 and to be completed by the close of the second quarter of 2006.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
We also expect to incur additional capital expenditures for leasehold improvements (primarily at our High Wycombe, U.K. facility or a new facility in the U.K. to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million, and are currently expected to be recorded beginning in the third quarter of 2005 and continuing up through and including the first quarter of 2006.
During the first six months of 2005, we recorded pre-tax restructuring charges of $23.7 million related to the restructuring of our European operations. The restructuring charges primarily consist of employee severance, employee relocation and other costs. The following table presents the cumulative restructuring activities through June 24, 2005:

(in millions)	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$22.8	$0.9	$23.7
Spending	(3.4)	(0.9)	(4.3)

Balance at June 24, 2005 (included in accrued expenses)	$19.4	$—	$19.4

Employee severance in the preceding table relates to 159 employees, of which 18 were severed as of June 24, 2005. Employee severance charges were based on social plans in France and Italy, and our severance practices for employees in the other affected European countries. During the first six months of 2005, we also recorded $1.6 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications and consulting costs. Transition/duplicate operating expenses have been included in the normal operating expense classifications to which they relate on the unaudited condensed consolidated statements of earnings.
Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
In October 2004, our Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of our manufacturing and supply agreement with AMO, a former subsidiary that was spun-off from us in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we plan to eliminate certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
We currently anticipate that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $24 million and $28 million. We began recording these charges in the fourth quarter of 2004 and expect to continue recording them up through and including the fourth quarter of 2005. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $24 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $20 million to $22 million associated with the reduction in our workforce of approximately 350 individuals. The workforce reduction, which began in the fourth quarter of 2004 and was substantially completed in the second quarter of 2005 impacted personnel in Europe, the United States and Latin America. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
As of June 24, 2005, we recorded cumulative pre-tax restructuring charges of $21.4 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits. Cumulative charges for

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
employees involuntarily and voluntarily terminated in the table below relate to 341 employees, of which 278 were severed as of June 24, 2005. Included in other costs within the table below is $0.3 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the unaudited condensed consolidated statements of earnings.
The following table presents the cumulative restructuring activities through June 24, 2005 resulting from the scheduled termination of the manufacturing and supply agreement in June 2005:

	Charges for Employees
(in millions)	Involuntarily and	Other
	Voluntarily Terminated	Costs	Total
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	12.2	2.1	14.3
Assets written off	—	(0.3)	(0.3)
Spending	(16.3)	(1.8)	(18.1)

Balance at June 24, 2005	$2.9	$—	$2.9

The remaining balance at June 24, 2005 is comprised of accrued statutory severance and one-time termination benefits of $5.7 million (included in accrued expenses), less expected employment program tax credits receivable of $2.8 million (included in other current assets).
Operating income in the second quarter of 2005 was $136.2 million compared to operating income of $124.8 million for the second quarter of 2004. The $11.4 million increase in operating income was due primarily to the $69.3 million increase in gross margin, partially offset by the $44.8 million increase in SG&A expenses, $2.8 million increase in research and development expenses and $10.3 million restructuring charge. Our operating income in the first six months of 2005 was $249.6 million compared to operating income of $242.9 million for the same period in 2004. The $6.7 million increase in operating income was due primarily to the $117.6 million increase in gross margin and $1.3 million decrease in research and development expenses, partially offset by the $74.5 million increase in SG&A expenses and $37.7 million restructuring charge.
Total net non-operating income in the second quarter of 2005 was $1.9 million compared to net non-operating expenses of $2.4 million in the second quarter of 2004. Interest income in the second quarter of 2005 was $6.1 million compared to interest income of $2.2 million in the second quarter of 2004. This increase in interest income in the second quarter of 2005 was primarily due to higher average cash equivalent balances earning interest of approximately $285.1 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.60% in the second quarter of 2005 compared to the same period in 2004. Interest expense increased $0.9 million to $4.6 million in the second quarter of 2005 compared to $3.7 million in the second quarter of 2004, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding zero coupon convertible senior notes due 2022, or Senior Notes, and higher other statutory interest expense. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our Senior Notes over the five year period from date of issuance in November 2002 to the first note holder put date in November 2007 instead of over the 20 year life of the Senior Notes.
We recorded a net unrealized gain on derivative instruments of $1.1 million in the second quarter of 2005 compared to a net unrealized gain of $0.3 million in the second quarter of 2004. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net expense was

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
$0.7 million in the second quarter of 2005 compared to net expenses of $1.2 million in the second quarter of 2004. Other, net includes net realized losses from foreign currency transactions of $0.8 million and $1.1 million for the second quarters of 2005 and 2004, respectively.
Total net non-operating income in the first six months of 2005 was $7.5 million compared to net non-operating expenses of $4.3 million in the first six months of 2004. Interest income in the first six months of 2005 was $11.6 million compared to interest income of $4.2 million in the same period of 2004. This increase in interest income in the first six months of 2005 was primarily due to higher average cash equivalent balances earning interest of approximately $298.6 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.41% compared to 2004. Interest expense increased $1.7 million to $9.1 million in the first six months of 2005 compared to $7.4 million in the same period of 2004, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding Senior Notes, and higher other statutory interest expense.
During the first six months of 2005, we recorded a net unrealized gain on derivative instruments of $1.2 million compared to a net unrealized gain of $0.2 million in the same period of 2004. Other, net income was $3.8 million in the first six months of 2005 compared to net expenses of $1.3 million in the same period of 2004. In the first six months of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia. Other, net in the first six months of 2004 includes net realized losses from foreign currency transactions of $2.0 million and a gain of $0.8 million realized from the settlement of a non-income tax dispute with AMO.
Our effective tax rates for the second quarter and first six months of 2005 were 75.4% and 55.7%, respectively, compared to the effective tax rates of 24.8% and 27.5% for the second quarter and first six months of 2004, respectively, and our full year 2004 adjusted effective tax rate of 29.8%. Our full year 2004 adjusted effective tax rate excludes the impact of restructuring charges of $7.0 million and related tax benefit of $0.8 million and an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. Included in our operating income in the second quarter and first six months of 2005 are pre-tax restructuring charges of $10.6 million and $38.0 million, respectively, associated with the scheduled termination of our manufacturing and supply agreement with AMO and the restructuring of our European operations. We recorded an income tax benefit of $1.2 million and $4.1 million in the second quarter and first six months of 2005, respectively, related to these pre-tax restructuring charges. Included in the provision for income taxes in the second quarter and first six months of 2005 is an estimated $60.4 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends and approximately $85.4 million in additional dividends above the base and extraordinary dividend amounts, as defined by the American Jobs Creation Act of 2004, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Excluding the impact of the pre-tax restructuring charges of $10.6 million and $38.0 million for the second quarter and first six months of 2005, respectively, and the related income tax benefits of $1.2 million and $4.1 million, respectively, and the income tax provision of $60.4 million in the second quarter and first six months of 2005 related to the repatriation of certain foreign earnings that were previously considered indefinitely reinvested, our adjusted effective tax rates for the second quarter and first six months of 2005 were 30.2% and 29.5%, respectively.
Our adjusted effective tax rate of 29.5% for the first six months of 2005 decreased slightly compared to our full year 2004 adjusted effective tax rate of 29.8% primarily due to a tax rate benefit from expected changes in the mix of our earnings included in our estimated annual effective tax rate for fiscal year 2005 compared to 2004, partially offset by a net increase in the income tax provision for discrete items, which includes certain adjustments to contingent income tax liabilities, partially offset by an expected income tax benefit from utilizing available foreign tax credits, in the first six months of 2005 compared to fiscal year 2004.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
The Internal Revenue Service, or IRS, as part of its current audit of our 2000 to 2002 tax years is currently challenging the tax deductibility of certain intangible assets acquired as part of the 2001 acquisition of Allergan Specialty Therapeutics, Inc. Certain tax benefits related to the amortization of these intangible assets have been previously recognized and established as a deferred tax asset. We believe in the appropriateness of the deductions; however, if the IRS challenge is successful, the possible negative income tax provision impact for de-recognizing the deferred tax asset will be approximately $10.6 million.
Net earnings in the second quarter of 2005 were $33.4 million compared to net earnings of $91.8 million for the same period last year. The $58.4 million decrease in earnings in the second quarter of 2005 compared to the second quarter of 2004 was primarily the result of the increase in the provision for income taxes of $73.7 million, partially offset by the increase in operating income of $11.4 million and net non-operating income of $4.3 million.
Net earnings in the first six months of 2005 were $113.3 million compared to net earnings of $172.6 million for the same period last year. The $59.3 million decrease in earnings in the first six months of 2005 compared to the first six months of 2004 was primarily the result of the increase in the provision for income taxes of $77.8 million, partially offset by the increase in operating income of $6.7 million and net non-operating income of $11.8 million.
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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the six months ended June 24, 2005 was $215.5 million compared to cash provided of $151.1 million for the six months ended June 25, 2004. The increase in net cash provided by operating activities of $64.4 million was primarily due to an increase in income taxes payable and a decrease in cash required to fund growth in trade receivables, principally in the United States, partially offset by an increase in income taxes paid and a net increase in cash required to fund changes in other net operating assets and liabilities. The increase in income taxes payable is primarily due to an estimated U.S. income tax liability for the repatriation of certain foreign earnings. In the first six months of 2005 and 2004, we paid pension contributions of $3.5 million and $3.2 million, respectively, to our U.S. defined benefit pension plan. In 2005, we currently expect to pay contributions in the range of $33.4 million and $35.4 million for our U.S. and non-U.S. pension plans, compared to $16.9 million in 2004. The increase in estimated contributions in 2005 compared to 2004 is primarily due to the expected negative impact of lower discount rates on the calculation of our accumulated benefit obligations as of September 30, 2005, the measurement date for our pension plans, and our desire to maintain plan assets in excess of accumulated benefit obligations in our funded pension plans.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
Net cash used in investing activities in the first six months of 2005 was $125.1 million. Net cash used in investing activities in the first six months of 2004 was $39.6 million. We invested $20.4 million in new facilities and equipment during the six months ended June 24, 2005 compared to $35.9 million during the same period in 2004. In the first six months of 2005, we paid $110.0 million in connection with a certain royalty buyout agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations. Net cash used in investing activities also includes $6.9 million and $3.4 million to acquire software during the six months ended June 24, 2005 and June 25, 2004, respectively. We currently expect to invest between $55 million and $65 million in expenditures for manufacturing and laboratory facilities and other property, plant and equipment during 2005.
Net cash used in financing activities was $113.0 million in the first six months of 2005 compared to net cash provided by financing activities of $28.1 million in the first six months of 2004. Dividends paid to stockholders were $26.1 million in the first six months of 2005 compared to $23.7 million for the same period in 2004. Effective July 26, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on September 7, 2005 to stockholders of record on August 12, 2005. Receipts from the sale of stock to employees were $16.0 million in the first six months of 2005 compared to $78.7 million in the same period last year. During the first six months of 2005, we repaid $8.6 million in notes payable compared to net borrowings of $12.0 million in the first six months of 2004. During the first six months of 2005, we repurchased $94.3 million of treasury stock. During the first six months of 2004, we repurchased $28.5 million of treasury stock and repaid $10.4 million under our commercial paper arrangements. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of June 24, 2005, we held approximately 3.5 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.
As of June 24, 2005, we had a committed domestic long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed domestic credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion yen (approximately $27.5 million) through July 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $8.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the domestic credit facility and medium term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We believe we were in compliance with these covenants at June 24, 2005. As of June 24, 2005, we had no borrowings under our domestic committed credit facility, commercial paper program, or committed foreign line of credit, $4.1 million outstanding in borrowings under various foreign bank loans and $57.0 million in borrowings outstanding under the medium term note program.
On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 24, 2005 (Continued)
provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of June 24, 2005, the conversion criteria had not been met. As a sensitivity measure, the incremental dilutive effect to be used in the computation of diluted earnings per share from the assumed conversion of the Senior Notes would have been an increase of approximately 1.1 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the three and six month periods ended June 24, 2005, if the closing price of our common stock during the specified conversion periods averaged $90.01 per share (the minimum price allowed for conversion during the periods) and any amounts above the accreted value were settled in common stock.
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
A substantial portion of our existing cash and equivalents are held by non-U.S. subsidiaries. We plan to repatriate a substantial amount of our non-U.S. cash and equivalents to the United States, primarily in connection with the American Jobs Creation Act of 2004. See Note 7, Income Taxes, in the notes to our unaudited condensed consolidated financial statements, in Item 1(D) of Part I of this report, for a discussion of our plans to repatriate certain unremitted foreign earnings and the estimated income tax costs of such repatriation activities.
Our manufacturing and supply agreement with AMO terminated as scheduled in June 2005. We currently estimate that we will incur between $24 million and $28 million of total restructuring costs associated with the termination of that agreement and related exit activities. We expect approximately $24 million of the restructuring charges to be cash charges. As of June 24, 2005, we recorded cumulative pre-tax restructuring charges of $21.4 million beginning in the fourth quarter of 2004 up through and including the second quarter of 2005 and expect to complete the additional restructuring activities by the end of the fourth quarter of 2005.
Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. These amounts began to be incurred beginning in the first quarter of 2005 and are expected to continue up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures. During the first six months of 2005, we recorded pre-tax restructuring charges of $23.7 million and transition/duplicate operating expenses of $1.6 million related to the implementation of this restructuring of our European operations. We expect to complete the additional restructuring activities by the end of the second quarter of 2006.
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
At June 24, 2005, we had approximately $3.6 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.1 million.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The tables below present information about certain of our investment portfolio and our debt obligations at June 24, 2005 and December 31, 2004.

	JUNE 24, 2005
								Fair
	Maturing in							Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	–	–	–	–	–	$100.0	$100.0
Weighted Average Interest Rate	3.22%	–	–	–	–	–	3.22%
Commercial Paper	629.5	–	–				629.5	629.5
Weighted Average Interest Rate	3.08%	–	–	–	–	–	3.08%
Foreign Time Deposits	68.0	–	–				68.0	68.0
Weighted Average Interest Rate	3.24%	–	–	–	–	–	3.24%
Other Cash Equivalents	30.2	–	–				30.2	30.2
Weighted Average Interest Rate	3.03%	–	–	–	–	–	3.03%
Total Cash Equivalents	$827.7	–	–	–	–	–	$827.7	$827.7
Weighted Average Interest Rate	3.11%	–	–	–	–	–	3.11%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	–	–	$516.8	$32.0	–	$25.0	$573.8	$612.0
Weighted Average Interest Rate	–	–	1.25%	3.56%	–	7.47%	1.65%
Other Fixed Rate (non-US$)	$0.5	–	–	–	–	–	0.5	0.5
Weighted Average Interest Rate	9.00%	–	–	–	–	–	9.00%
Other Variable Rate (non-US$)	3.6	–	–	–	–	–	3.6	3.6
Weighted Average Interest Rate	4.79%	–	–	–	–	–	4.79%
Total Debt Obligations	$4.1	–	$516.8	$32.0	–	$25.0	$577.9	$616.1
Weighted Average Interest Rate	5.36%	–	1.25%	3.56%	–	7.47%	1.68%

	DECEMBER 31, 2004
								Fair
	Maturing in							Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	–	–	–	–	–	$100.0	$100.0
Weighted Average Interest Rate	2.37%	–	–	–	–	–	2.37%
Commercial Paper	648.9	–	–	–	–	–	648.9	648.9
Weighted Average Interest Rate	2.23%	–	–	–	–	–	2.23%
Foreign Time Deposits	26.0	–	–	–	–	–	26.0	26.0
Weighted Average Interest Rate	2.47%	–	–	–	–	–	2.47%
Other Cash Equivalents	54.9	–	–	–	–	–	54.9	54.9
Weighted Average Interest Rate	2.18%	–	–	–	–	–	2.18%
Total Cash Equivalents	$829.8	–	–	–	–	–	$829.8	$829.8
Weighted Average Interest Rate	2.25%	–	–	–	–	–	2.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	–	–	$513.6	$31.5	–	$25.0	$570.1	$690.7
Weighted Average Interest Rate	–	–	1.25%	3.56%	–	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.4	–	–	–	–	–	1.4	1.4
Weighted Average Interest Rate	13.32%	–	–	–	–	–	13.32%
Other Variable Rate (non-US$)	11.7	–	–	–	–	–	11.7	11.7
Weighted Average Interest Rate	1.46%	–	–	–	–	–	1.46%
Total Debt Obligations	$13.1	–	$513.6	$31.5	–	$25.0	$583.2	$703.8
Weighted Average Interest Rate	2.73%	–	1.25%	3.56%	–	7.47%	1.67%
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
The following tables provide information about our foreign currency derivative financial instruments outstanding as of June 24, 2005 and December 31, 2004. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 24, 2005		December 31, 2004
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$–	–	$13.2	1.32
U.K. Pound	–	–	3.4	1.90
Japanese Yen	4.7	108.35	–	–

	$4.7		$16.6

Estimated fair value	$–		$(0.5)

Foreign currency purchased put options:
Canadian Dollar	$12.1	1.22	$22.0	1.22
Mexican Peso	6.2	11.90	10.1	11.75
Australian Dollar	6.8	0.74	11.0	0.74
Brazilian Real	5.7	3.13	6.6	3.06
Euro	16.4	1.33	22.4	1.32
Japanese Yen	4.5	101.71	7.4	102.21
U.K. Pound	2.4	1.90	2.9	1.90

	$54.1		$82.4

Estimated fair value	$2.2		$1.6

Foreign currency sold call options:
U.K. Pound	$–	–	$1.0	1.92

Estimated fair value	$–		$–

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
Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation has announced its intention to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs, the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals received approval from German authorities for a botulinum toxin and launched its product in July 2005, and a Korean company is conducting Phase II clinical trials for a botulinum toxin in Korea. This product received exportation approval from Korean authorities in early 2005. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.
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
Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigan™, Restasis®, Zymar® and Botox®, as well as FDA approval of new indications for Botox®, and new products such as our Lumigan®/Timolol combination, Posurdex® and the oral formulation of tazarotene. We have allocated substantial resources to the development and introduction of new products and indications. For our business model to be successful, new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. For example, in July 2004 an FDA advisory

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
panel voted against approval for the oral formulation of tazarotene, and in September 2004 we received a non-approvable letter from the FDA for that product. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
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
Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing . The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, which could result in lower prices and/or a reduction in demand for our products. In a recent rule establishing a competitive acquisition program, or CAP, beginning January 2006, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid price. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States.

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
Although we have a corporate policy not to infringe the valid and enforceable patents of others, we cannot assure you that our products will not infringe patents held by third parties. In the event we discover that we may be infringing third party patents, licenses from those third parties may not be available on commercially attractive terms or at all. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 1 of Part II of this report, “Legal Proceedings” and Note 9, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report for information concerning our current intellectual property litigation.
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.
Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to adverse event reporting, labeling, advertising, marketing and promotion. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical and biological products. In particular, the FDA has expressed concern regarding the pharmaceutical industry’s compliance with the agency’s regulations governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales for those products to decline. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical or biologic products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 24, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Allergan, Inc.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2005.
On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in our favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal took place on November 1, 2004 . On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 has been continued to summer 2005.
On January 23, 2003, a complaint entitled “Irena Medavoy and Morris Mike Medavoy v. Arnold W. Klein, M.D., et al. and Allergan, Inc.” was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint contained, among other things, allegations against us of negligence, unfair business practices, product liability, intentional misconduct, fraud, negligent misrepresentation, strict liability in tort, improper off-label promotion and loss of consortium. The complaint also contained separate allegations against the other defendants. On April 10, 2003, Morris Mike Medavoy voluntarily served on us a Request for Dismissal Without Prejudice for the only two causes of action he asserted in the complaint. The causes of action asserted by Irena Medavoy against us were not affected by this Request for Dismissal. On July 8, 2003, Irena Medavoy filed a First Amended Complaint, adding allegations against us of false and/or misleading advertising and unjust enrichment, as well as false and/or misleading advertising and unfair competition. A jury trial in the matter began on August 31, 2004. On October 8, 2004, the jury ruled in favor of us and Dr. Klein. Also on October 8, 2004, the court dismissed the unfair business practices claims against us and Dr. Klein. On January 13, 2005, Irena Medavoy filed a Notice of Appeal with the Clerk of Court of the Superior Court of the State of California for the County of Los Angeles and her opening appellate brief is due on August 29, 2005.
On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against us for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that we interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, we filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain us from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part our motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal

Allergan, Inc.
Litigation (Continued)
and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss our claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. The court has not set a hearing date for either motion. Trial is scheduled for August 1, 2005. The parties have mutually agreed to continue the trial date and the court has indicated that it will grant the continuance.
On July 13, 2004, we received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names us and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. A hearing on the demurrer to the second amended complaint took place on April 8, 2005. On April 19, 2005, the court sustained the pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint . On May 27, 2005, the pharmaceutical defendants filed a demurrer. The hearing on the demurrer to the third amended complaint took place on June 30, 2005. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants unilaterally violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial has been set for July 10, 2006.
On May 24, 2005, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular LS®, we and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular LS® patent, filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. In the complaint, we and Roche asked the court to find that the Acular LS® patent is valid, enforceable and infringed by Apotex’s proposed generic drug. On July 25, 2005, Apotex filed an answer to the complaint and a counterclaim against us and Roche. The responses to Apotex’s counterclaim are due on August 15, 2005.

Allergan, Inc.
Litigation (Continued)
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

Allergan, Inc.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table discloses the purchases of our equity securities during the second fiscal quarter of 2005.

					Maximum Number
				Total Number of	(or Approximate Dollar
				Shares Purchased as	Value) of Shares that May
	Total Number			Part of Publicly	Yet Be Purchased
	of Shares	Average Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)	per Share		or Programs	or Programs(2)
March 26, 2005 to April 30, 2005	0	$	N/A	—	5,425,689
May 1, 2005 to May 31, 2005	0	$	N/A	—	5,544,408
June 1, 2005 to June 24, 2005	0	$	N/A	—	5,666,740
Total	0	$	N/A	—	N/A

(1)	We maintain an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of June 24, 2005, we held approximately 3.5 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.
Item 5. Other Information.
On July 25, 2005, our Board of Directors approved the removal of Equiserve Trust Company, N.A. and the appointment of Wells Fargo Shareowner Services as the transfer agent and registrar for our common stock. Our Board of Directors also approved the removal of Equiserve and the appointment of Wells Fargo as the rights agent under our rights agreement, dated as of January 25, 2000, as amended.

Allergan, Inc.
Item 6. Exhibits
     — Exhibits (numbered in accordance with Item 601 of Regulation S-K)

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

Date: July 27, 2005	ALLERGAN, INC.
/s/ Eric K. Brandt
Eric K. Brandt Executive Vice President, Finance and Technical Operations, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350