Form 10-Q/A
period 2005-06-24
ALLERGAN INC
filed 2005-08-24
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-10269
ALLERGAN, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-1622442 (IRS Employer Identification No.)

2525 DUPONT DRIVE, IRVINE, CALIFORNIA (Address of Principal Executive Offices)	92612 (Zip Code)
(714) 246-4500
(Registrant’s Telephone Number,
Including Area Code)
Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of July 22, 2005 there were 134,254,772 shares of common stock outstanding (including 3,470,413 shares held in treasury).

Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits.
SIGNATURE
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q (“Form 10-Q/A”) is being filed for the purpose of adding Item 4 of Part II, “Submission of Matters to a Vote of Security Holders,” to our Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2005. Item 6 of Part II is also being amended to include the certifications of our Principal Executive Officer and Principal Financial Officer required in connection with this Form 10-Q/A. This amendment has not resulted in any changes to our previously reported financial results. Unless otherwise indicated, all information in this Form 10-Q/A is as of June 24, 2005, and does not reflect any subsequent information or events.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on April 26, 2005. At the Annual Meeting, our stockholders elected three directors to our Board of Directors. At our Annual Meeting, there were present in person or by proxy 107,594,058 votes representing 82.02% of the total outstanding eligible votes. The proposal considered at the Annual Meeting was voted on as follows:
     1. The following directors were elected for three-year terms of office expiring in 2008 and received the number of votes set forth opposite their names:

Directors	Affirmative Votes	Withheld
Trevor M. Jones, Ph.D.	105,761,557	1,832,501
Karen R. Osar	100,908,295	6,685,763
Leonard D. Schaeffer	103,254,539	4,339,519
     The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Herbert W. Boyer, Ph.D.	2006
Robert A. Ingram	2006
Russell T. Ray	2006
David E.I. Pyott	2006
Handel E. Evans	2007
Michael R. Gallagher	2007
Gavin S. Herbert	2007
Stephen J. Ryan, M.D.	2007
Louis J. Lavigne, Jr.*	2008
*As announced in the Form 8-K filed by us with the Securities and Exchange Commission on May 19, 2005, Mr. Lavigne was appointed to our Board of Directors effective as of July 25, 2005. Mr. Lavigne will serve as a Class I director and his term will expire at our Annual Meeting of Stockholders in 2008.

Item 6. Exhibits.
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

Date: August 23, 2005	ALLERGAN, INC.
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