Form 10-Q
period 2005-09-30
ALLERGAN INC
filed 2005-11-07
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(714) 246-4500
(Registrant’s Telephone Number,
Including Area Code)
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2005 there were 134,254,772 shares of common stock outstanding (including 2,646,927 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
Product Sales
Net sales	$606.1	$510.8	$1,724.3	$1,489.4
Cost of sales	98.5	99.1	304.3	282.9

Product gross margin	507.6	411.7	1,420.0	1,206.5

Operating costs and expenses
Selling, general and administrative	237.7	195.5	689.5	572.8
Research and development	110.2	83.0	283.5	257.6
Restructuring charge (reversal)	(0.1)	—	37.6	—

Operating income	159.8	133.2	409.4	376.1

Non-operating income (expense)
Interest income	11.4	2.6	23.0	6.8
Interest expense	1.6	(6.8)	(7.5)	(14.2)
Unrealized gain (loss) on derivative instruments, net	(0.2)	(0.1)	1.0	0.1
Gain on investments	0.8	—	0.8	—
Other, net	(0.8)	3.6	3.0	2.3

	12.8	(0.7)	20.3	(5.0)

Earnings before income taxes and minority interest	172.6	132.5	429.7	371.1

Provision for income taxes	19.9	40.3	163.2	105.8
Minority interest expense	2.2	0.2	2.7	0.7

Net earnings	$150.5	$92.0	$263.8	$264.6

Earnings per share:
Basic	$1.15	$0.70	$2.02	$2.02

Diluted	$1.12	$0.69	$1.98	$1.97

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and equivalents	$1,110.6	$894.8
Trade receivables, net	252.3	243.5
Inventories	90.5	89.9
Other current assets	173.3	147.8

Total current assets	1,626.7	1,376.0
Investments and other assets	264.1	230.0
Deferred tax assets	121.6	115.7
Property, plant and equipment, net	466.9	468.5
Goodwill	9.2	8.7
Intangibles, net	144.9	58.1

Total assets	$2,633.4	$2,257.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$126.0	$13.1
Accounts payable	114.4	97.9
Accrued expenses	263.0	255.6
Income taxes	96.0	93.0

Total current liabilities	599.4	459.6
Long-term debt	57.2	56.5
Long-term convertible notes, net of discount	518.4	513.6
Other liabilities	117.8	108.6
Commitments and contingencies
Minority interest	1.0	2.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	395.7	387.1
Accumulated other comprehensive loss	(46.3)	(45.7)
Retained earnings	1,192.7	982.5

	1,543.4	1,325.2
Less — treasury stock, at cost (2,662,000 and 2,838,000 shares, respectively)	(203.8)	(209.0)

Total stockholders’ equity	1,339.6	1,116.2

Total liabilities and stockholders’equity	$2,633.4	$2,257.0

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine months ended
	September 30,	September 24,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$263.8	$264.6
Non-cash items included in earnings:
Depreciation and amortization	58.1	50.5
Amortization of original issue discount and debt issuance costs	7.4	9.4
Deferred income taxes	(8.7)	(9.5)
Gain on sale of investments	(0.8)	—
(Gain) loss on disposal of fixed assets	(5.3)	3.4
Unrealized gain on derivative instruments	(1.0)	(0.1)
Expense of compensation plans	10.0	7.9
Minority interest expense	2.7	0.7
Restructuring charge	37.6	—
Changes in assets and liabilities:
Trade receivables	(14.9)	(43.2)
Inventories	1.3	(8.6)
Other current assets	(26.4)	11.3
Accounts payable	17.7	10.3
Accrued expenses	(22.1)	29.2
Other liabilities	9.4	28.4
Income taxes	14.3	34.7
Other non-current assets	(38.4)	(13.9)

Net cash provided by operating activities	304.7	375.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(36.2)	(64.0)
Proceeds from sale of property, plant and equipment	5.5	—
Proceeds from sale of investments	1.3	—
Additions to capitalized software	(10.8)	(4.9)
Additions to intangible assets	(99.3)	—
Other, net	0.2	(1.5)

Net cash used in investing activities	(139.3)	(70.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(39.1)	(35.5)
Net repayments under commercial paper obligations	—	(10.4)
Net borrowings (repayments) of notes payable	113.3	(2.7)
Sale of stock to employees	70.5	80.0
Payments to acquire treasury stock	(94.3)	(65.2)

Net cash provided by (used in) financing activities	50.4	(33.8)

Effect of exchange rate changes on cash and equivalents	—	0.4

Net increase in cash and equivalents	215.8	271.3

Cash and equivalents at beginning of period	894.8	507.6

Cash and equivalents at end of period	$1,110.6	$778.9

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$12.9	$7.3

Income taxes, net of refunds	$152.1	$79.4

     See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period(s).
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

	Three months ended		Nine months ended
(in millions, except per share amounts)	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
Net earnings, as reported	$150.5	$92.0	$263.8	$264.6
Add stock-based compensation expense included in reported net earnings, net of tax	1.8	1.3	6.4	5.0
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.2)	(10.3)	(33.5)	(32.1)

Pro forma net earnings	$142.1	$83.0	$236.7	$237.5

Earnings per share:
As reported basic	$1.15	$0.70	$2.02	$2.02
As reported diluted	$1.12	$0.69	$1.98	$1.97
Pro forma basic	$1.08	$0.63	$1.81	$1.81
Pro forma diluted	$1.06	$0.63	$1.78	$1.77
See Note 3 below for a discussion of the acceleration of vesting of premium priced stock options. These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years. See New Accounting Standards Not Yet Adopted in Note 2 below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
2.	Recently Adopted Accounting Standards
     In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and was effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company determined during its second fiscal quarter 2005 that it had sufficient information to make an informed decision on the impact of the Act on the Company’s repatriation plans and recorded a $32.8 million tax liability based on a plan to repatriate approximately $674.0 million in extraordinary dividends as defined by the Act.
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
In December 2004, Financial Accounting Standards Board Position 109-1 (FASB Staff Position 109-1) was issued and was effective upon issuance. FASB Staff Position 109-1 requires the Company to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to U.S. production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. The Company adopted the provisions of FASB Staff Position 109-1 in its first fiscal quarter of 2005. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted
In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued. SFAS No. 123R is effective for entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005, which is the Company’s first fiscal quarter of 2006. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. In general, SFAS No. 123R does not express a preference for a type of valuation model for measuring the grant date fair value, generally requires equity-classified and liability-classified awards to be recognized in earnings over the requisite service period, generally the vesting period for service condition awards, allows for a one-time policy election regarding one of two alternatives for recognizing compensation cost for grant awards with graded vesting, and requires the use of the estimated forfeitures method. Upon adoption of SFAS No. 123R, the Company will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for the Company’s stock options been recognized based upon the fair value for awards granted.
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
The 2001 Premium Priced Stock Option Plan provided that each tranche of an option would vest and become exercisable upon the earlier of (i) the date on which the fair value of a share of the Company’s common stock equals or exceeds the applicable exercise price or (ii) five years from the grant date (July 30, 2006). The options expire six years from the grant date (July 30, 2007). The first tranche of the options vested and became exercisable on March 1, 2004 as a result of the fair value of the Company’s common stock exceeding $88.55.
In response to FAS No. 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the June 2002 spin-off of Advanced Medical Optics, Inc. (AMO). The former employees of the Company are current employees of AMO. As a result of the acceleration, the second tranche and third tranche of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options, pursuant to their original terms, automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they would vest according to their original terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.
The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of FAS No. 123R. The future expense that was eliminated is approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, is attributable to options held by executive officers). This amount, plus an additional $0.8 million, net of tax, representing the total pro forma amount for the combined third and fourth fiscal quarters of 2005 that otherwise would have been included in that quarter’s pro forma earnings disclosures, was reflected in the Company’s pro forma footnote disclosure for the three months ended June 24, 2005. This treatment is permitted under the transition guidance provided by FAS No. 123R.
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
Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities, which the Company substantially completed by the end of its second fiscal quarter 2005.
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
Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the fourth quarter of 2005 and to be completed by the close of the second quarter of 2006.
Estimated implementation and transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. These costs are currently expected to total approximately $9 million to $11 million. The Company began to record these costs in the first quarter of 2005 and they are expected to continue up through and including the second quarter of 2006. The Company also expects to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. These duplicate operating expenses are currently expected to total between $1 million and $2 million. The Company began to record these costs in the first quarter of 2005 and they are expected to continue up through and including the first quarter of 2006.
The Company also expects to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million. The Company began to record these costs in the third quarter of 2005 and they are expected to continue up through and including the second quarter of 2006.
During the first nine months of 2005, the Company recorded pre-tax restructuring charges of $24.5 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
severance, employee relocation and other costs. The following table presents the cumulative restructuring activities through September 30, 2005:

(in millions)	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$22.8	$1.7	$24.5
Spending	(7.1)	(1.7)	(8.8)

Balance at September 30, 2005 (included in accrued expenses)	$15.7	$—	$15.7

Employee severance in the preceding table relates to 159 employees, of which 44 were severed as of September 30, 2005. Employee severance charges were based on social plans in France and Italy, and the Company’s severance practices for employees in the other affected European countries. During the first nine months of 2005, the Company also recorded $3.1 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications, recruitment and consulting costs. Transition/duplicate operating expenses of $0.1 million in cost of sales, $2.0 million in selling, general and administrative expenses and $1.0 million in research and development expenses have been included in the unaudited condensed consolidated statements of earnings for the nine months ended September 30, 2005.
     Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
In October 2004, the Company’s Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of the Company’s manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company eliminated certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
The Company currently anticipates that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $22 million and $26 million. The Company began recording these charges in the fourth quarter of 2004 and expects to continue recording them up through and including the third quarter of 2006. Restructuring charges during 2006 primarily relate to the refurbishment of facilities previously used for contract manufacturing. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $21 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $18 million to $20 million associated with the reduction in the Company’s workforce of approximately 350 individuals. The workforce reduction, which began in the fourth quarter of 2004 and was substantially completed in the second quarter of 2005, impacted personnel in Europe, the United States and Latin America. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
As of September 30, 2005, the Company recorded cumulative pre-tax restructuring charges of $22.0 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits. Cumulative charges for employees involuntarily and voluntarily terminated in the table below relate to 343 employees, of which 312 were severed as of September 30, 2005. Included in other costs within the table below is $0.3 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the unaudited condensed consolidated statements of earnings.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the cumulative restructuring activities through September 30, 2005 resulting from the scheduled termination of the Company’s manufacturing and supply agreement with AMO in June 2005:

	Charges for Employees
(in millions)	Involuntarily and	Other
	Voluntarily Terminated	Costs	Total
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	12.3	2.6	14.9
Assets written off	—	(2.3)	(2.3)
Spending (net of employment tax credits received)	(17.7)	(0.3)	(18.0)

Balance at September 30, 2005	$1.6	$—	$1.6

The remaining balance at September 30, 2005 is comprised of accrued statutory severance and one-time termination benefits of $2.3 million (included in accrued expenses), less expected employment program tax credits receivable of $0.7 million (included in other current assets).
During the three months ended September 30, 2005, the Company reduced by $1.5 million the remaining balance of other accrued costs associated with restructuring costs and asset write-offs previously recorded in connection with the spin-off of AMO in 2002. This reduction in other accrued costs was included in the Restructuring charge (reversal) for the three and nine months ended September 30, 2005. At September 30, 2005, the remaining balance for other accrued costs associated with the 2002 spin-off of AMO was $1.3 million.
5.	Intangibles and Goodwill
     At September 30, 2005 and December 31, 2004, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles	September 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible
Assets:
Licensing	$137.8	$(21.1)	8.0	$38.5	$(10.6)	7.9
Trademarks	3.6	(2.3)	15.0	3.5	(1.9)	15.0
Core Technology	29.4	(3.6)	15.0	29.6	(2.2)	15.0
Other	1.1	(0.9)	5.0	1.0	(0.7)	5.0

	171.9	(27.9)	9.3	72.6	(15.4)	11.1
Unamortizable Intangible
Assets:
Foreign business license	0.9	—		0.9	—

	$172.8	$(27.9)		$73.5	$(15.4)

Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The increase in licensing assets at September 30, 2005 compared to December 31, 2004 primarily relates to an up-front payment associated with a royalty buy-out agreement relating to Restasis®, the Company’s drug for the treatment of chronic dry eye disease.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Core technology consists of a drug delivery technology acquired in connection with the acquisition of Oculex Pharmaceuticals, Inc. in 2003.
Aggregate amortization expense for amortizable intangible assets was $5.2 million and $2.1 million for the fiscal quarters ended September 30, 2005 and September 24, 2004, respectively, and $12.3 million and $6.2 million for the nine months ended September 30, 2005 and September 24, 2004, respectively. Amortization expense related to licensing assets and core technology is primarily included in cost of sales and research and development expenses, respectively.
Estimated amortization expense is $17.5 million for 2005, $20.3 million for 2006, $19.2 million for 2007, $17.4 million for 2008, $16.8 million for 2009 and $16.7 million for 2010.
Goodwill

(in millions)	September 30,	December 31,
	2005	2004
Goodwill:
United States	$4.6	$4.6
Latin America	3.8	3.2
Europe and Other	0.8	0.9

	$9.2	$8.7

The changes in goodwill balances are the result of foreign currency translation.
6.	Inventories
     Components of inventories were:

(in millions)	September 30,	December 31,
	2005	2004
Finished goods	$54.3	$50.5
Work in process	22.0	23.2
Raw materials	14.2	16.2

Total	$90.5	$89.9

7.	Income Taxes
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
Valuation allowances against the Company’s deferred tax assets were $55.9 million and $51.9 million at September 30, 2005 and December 31, 2004, respectively. Material differences may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has reinvested or expects to reinvest these earnings indefinitely in such operations. In connection with the American Jobs Creation Act of 2004 (the Act), the Company determined during its second fiscal quarter of 2005 that it had sufficient information to make an informed decision regarding the repatriation of certain foreign earnings that were previously considered to be permanently reinvested. Based on that decision, the Company recorded a $32.8 million tax liability associated with the Company’s decision to repatriate $674.0 million in extraordinary dividends, as defined by the Act, from unremitted foreign earnings that were previously considered permanently reinvested by certain non-U.S. subsidiaries. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on the Company’s historical repatriation levels, as defined by the Act. The tax effect of the base amount of dividends is included in the Company’s estimated annual effective tax rate. The Company also decided to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $27.6 million in the second quarter of 2005. During the three months ended September 30, 2005, the Company repatriated $759.8 million in extraordinary dividends and additional dividends above the base and extraordinary dividend amounts and reduced the estimated income tax liability related to the additional dividends above the base and extraordinary dividend amounts by $6.2 million to $21.4 million. This reduction in the estimated income tax liability related to the additional dividends represents a change in estimate based upon the actual repatriation that occurred during the third quarter of 2005.
During the three months ended September 30, 2005, the Company reduced its reserves for uncertain tax positions and related provision for income taxes by $19.5 million, primarily due to a change in estimate resulting from the resolution of several significant uncertain income tax audit issues, including transfer prices, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Bardeen Sciences Company, LLC, which we acquired in 2003. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
8.	Employee Retirement and Other Benefit Plans
     The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering United States retirees and dependents.
Components of net periodic benefit cost for the three and nine month periods ended September 30, 2005 and September 24, 2004, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
Service cost	$4.3	$3.8	$0.3	$0.2
Interest cost	6.2	5.9	0.3	0.3
Expected return on plan assets	(6.7)	(6.8)	—	—
Amortization of prior service cost	—	—	—	(0.1)
Recognized net actuarial loss	2.4	1.9	—	—

Net periodic benefit cost	$6.2	$4.8	$0.6	$0.4

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
Service cost	$13.4	$8.5	$1.1	$1.0
Interest cost	18.8	11.8	1.0	0.9
Expected return on plan assets	(20.7)	(13.8)	—	—
Amortization of prior service cost	—	0.1	(0.1)	(0.2)
Recognized net actuarial loss	7.3	3.7	—	—

Net periodic benefit cost	$18.8	$10.3	$2.0	$1.7

In 2005, the Company currently expects to pay contributions in the range of $46.4 million and $48.4 million to its U.S. and non-U.S. pension plans and between $0.6 million and $0.7 million to its other postretirement plan.
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
On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On August 13, 2005, Apotex filed a motion to vacate the injunction pending resolution of the remand from the United States Court of Appeals for the Federal Circuit on the obviousness. On October 28, 2005, the court denied Apotex’s motion. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 was originally continued to summer 2005. A new date for the summer 2005 status conference has not been set.
On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
restrain the Company from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. On August 4, 2005, Klein-Becker filed a motion for partial summary judgment. On August 24, 2005, the court granted Klein-Becker’s motion to amend the scheduling order and Klein-Becker’s motion for leave to amend the first amended complaint. On September 16, 2005, Klein-Becker filed its second amended complaint asserting claims for cancellation of registered trademark, false advertising and unfair competition, intentional interference with potential and existing contractual relations, and declaratory relief. On October 7, 2005, the Company filed its response to the second amended complaint and a motion to dismiss certain claims in Klein-Becker’s second amended complaint. On October 25, 2005, the Company filed a motion for partial summary judgment and a motion for preliminary injunction. The hearing on Klein-Becker’s motion for partial summary judgment is set for December 19, 2005. Trial has been set for May 8, 2006.
On July 13, 2004, the Company received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or its wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. On July 26, 2005, the court adopted the Company’s proposed claim construction. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names the Company and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint seeks damages, equitable relief, attorney's fees and costs. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. A hearing on the demurrer to the second amended complaint took place on April 8, 2005. On April 19, 2005, the court sustained the pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint. On May 27, 2005, the pharmaceutical defendants filed a demurrer. The hearing on the demurrer to the third amended complaint took place on June 30, 2005. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial has been set for July 10, 2006.
On May 24, 2005, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular LS® patent, filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the Acular LS® patent is valid, enforceable and infringed by Apotex’s proposed generic drug. On July 25, 2005, Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. On August 26, 2005, the Company filed its response to Apotex’s counterclaim. On August 30, 2005, the court ordered this case related to the action entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” noted above.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
11.	Earnings Per Share
     The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in millions, except per share amounts)	2005	2004	2005	2004
Net earnings	$150.5	$92.0	$263.8	$264.6

Weighted average number of shares issued	131.0	131.5	130.8	131.3
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.1	0.7	1.5	1.7
Dilutive effect of assumed conversion of convertible notes outstanding	1.6	0.6	0.9	1.1

Diluted shares	134.7	132.8	133.2	134.1

Earnings per share:
Basic	$1.15	$0.70	$2.02	$2.02

Diluted	$1.12	$0.69	$1.98	$1.97

For the three and nine month periods ended September 30, 2005, options to purchase 1.3 million and 3.7 million shares of common stock at exercise prices ranging from $90.33 to $127.51 and $82.40 to $127.51 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the respective periods and, therefore, the effect would be anti-dilutive. For the three and nine month periods ended September 24, 2004, options to purchase 5.5 million and 2.2 million shares of common stock at exercise prices ranging from $76.51 to $127.51 per share and $83.79 to $127.51 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the respective periods and, therefore, the effect would be anti-dilutive.
12.	Comprehensive Income
     The following table summarizes components of comprehensive income for the three and nine month periods ended September 30, 2005, and September 24, 2004:

	Three months ended
(in millions)	September 30, 2005			September 24, 2004
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$3.2	$—	$3.2	$3.8	$—	$3.8
Unrealized holding gains/(losses) arising during period	0.5	(0.4)	0.1	0.2	—	0.2

Other comprehensive earnings (loss)	$3.7	$(0.4)	3.3	$4.0	$—	4.0

Net earnings			150.5			92.0

Total comprehensive income			$153.8			$96.0

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine months ended
(in millions)	September 30, 2005			September 24, 2004
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(0.9)	$—	$(0.9)	$(0.7)	$—	$(0.7)
Unrealized holding gains/(losses) arising during period	1.0	(0.7)	0.3	(0.1)	0.1	—

Other comprehensive earnings (loss)	$0.1	$(0.7)	(0.6)	$(0.8)	$0.1	(0.7)

Net earnings			263.8			264.6

Total comprehensive income			$263.2			$263.9

13.	Business Segment Information
     The Company currently operates its business on the basis of a single reportable segment — specialty pharmaceuticals. The Company produces a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company operates globally with principal markets in the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 69.0% and 69.2% of the Company’s total consolidated product net sales for the quarters ended September 30, 2005 and September 24, 2004, respectively, and 67.7% and 69.4% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2005 and September 24, 2004, respectively.
Sales to McKesson Drug Company for the three month periods ended September 30, 2005 and September 24, 2004 were 15.2% and 13.9%, respectively, of the Company’s total consolidated product net sales and 14.1% and 13.7% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2005 and September 24, 2004, respectively. Sales to Cardinal Healthcare for the three month periods ended September 30, 2005 and September 24, 2004 were 15.8% and 13.9%, respectively, of the Company’s total consolidated product net sales and 14.9% and 13.6% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2005 and September 24, 2004, respectively. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the 2002 AMO spin-off that was terminated as scheduled in June 2005. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region also include sales to customers in Australia and New Zealand.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net Sales by Product Line

(in millions)	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$358.1	$285.4	$981.1	$835.1
Botox®/Neuromodulators	214.8	174.6	603.6	502.2
Skin Care	33.0	24.8	93.2	73.9

	605.9	484.8	1,677.9	1,411.2
Other	0.2	26.0	46.4	78.2

Net sales	$606.1	$510.8	$1,724.3	$1,489.4

Geographic Information
Net Sales

(in millions)	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
United States	$417.9	$328.8	$1,124.0	$960.6
Europe	98.6	82.9	300.6	240.6
Latin America	32.5	25.5	91.2	72.7
Asia Pacific	35.1	31.7	102.9	90.9
Other	21.9	17.4	62.9	51.1

	606.0	486.3	1,681.6	1,415.9
Manufacturing operations	0.1	24.5	42.7	73.5

Net sales	$606.1	$510.8	$1,724.3	$1,489.4

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.
Long-Lived Assets

(in millions)	September 30,	December 31,
	2005	2004
United States	$169.2	$76.6
Europe	20.7	24.5
Latin America	18.8	17.2
Asia Pacific	2.6	3.3
Other	0.4	0.5

	211.7	122.1
Manufacturing operations	248.2	207.9
General corporate	188.2	227.9

Total	$648.1	$557.9

14.	Sales Tax Contingency
     In accordance with the Company’s interpretation of current law, the Company generally does not collect or pay sales or other tax on sales of Botox® or Botox® Cosmetic in the United States. However, the Company believes that one or more states may seek to impose sales or other tax collection or payment obligations on the Company’s sales of Botox® or Botox® Cosmetic to physicians and other customers. If it is determined that the Company should collect or pay sales or other transaction tax in one or more states, the imposition and collection of sales or other transaction tax on Botox® or Botox® Cosmetic could result in a substantial tax liability, and potential penalties and

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
interest, for prior taxable periods. The imposition and collection of sales or other transaction tax on Botox® or Botox® Cosmetic could also adversely affect the Company’s sales or its product margins on Botox® or Botox® Cosmetic due to the increased cost associated with those products.
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
15.	Agreement with GlaxoSmithKline and Restructuring and Streamlining of Japan Operations
     On September 30, 2005, the Company entered into a long-term agreement with GlaxoSmithKline plc (GSK) to develop and promote the Company’s Botox® (botulinum toxin type A) in Japan and China and to co-promote GSK’s products IMITREX STATdose System® (sumatriptan succinate) and AMERGE® (naratriptan hydrochloride) in the United States. Under the terms of the agreement, the Company will license to GSK all clinical development and commercial rights to Botox® in Japan and China. The Company will also manufacture Botox® for GSK as part of a long-term supply agreement and will work collaboratively to support GSK on new clinical development for Botox® and strategic marketing in those markets. The Company will receive an up-front payment, payments for research and development and marketing support, and royalties on Japan and China Botox® sales. In connection with the up-front payment, the Company expects to record deferred income and to amortize the deferred income over the expected life of the licensing agreements in Japan and China.
In addition, the Company has obtained the right to co-promote GSK’s products IMITREXSTATdose System® and AMERGE® in the U.S. to neurologists and select related specialty physicians for a five-year period. IMITREXSTATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. AMERGE® Tablets are approved for the acute treatment of migraine attacks with and without an aura in adults. The Company will receive annual fixed and performance payments from GSK.
The Company currently estimates that it will incur pre-tax restructuring costs, consisting primarily of severance, contract termination and other costs of between approximately $6 million and $8 million, associated with a planned restructuring and streamlining of the Company’s ongoing business activities in Japan that are necessary to accommodate the Company’s recent third-party licensing and distribution arrangements.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005
This financial review presents our operating results for the three and nine month periods ended September 30, 2005 and September 24, 2004, and our financial condition at September 30, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Certain Factors and Trends Affecting Allergan and its Businesses” in Item 3 below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2005 and our audited consolidated financial statements and related notes for the year ended December 31, 2004.
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
Revenue Recognition
We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of accounts receivable in the same period the related sale is recorded. The amounts reserved for cash discounts at September 30, 2005 and December 31, 2004 were $1.7 million and $1.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the three month periods ended September 30, 2005 and September 24, 2004 were $7.3 million and $5.6 million, respectively. Provisions for cash discounts deducted from consolidated sales in the nine month periods ended September 30, 2005 and September 24, 2004 were $19.7 million and $16.4 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at September 30, 2005 and December 31, 2004 were $5.6 million and $5.8 million, respectively. Provisions for sales returns deducted from consolidated sales for the three month periods ended September 30, 2005 and September 24, 2004 were $8.5 million and $5.6 million, respectively. Provisions for sales returns deducted from consolidated sales for the nine month periods ended September 30, 2005 and September 24, 2004 were $21.7 million and $17.9 million, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebates and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period the related sale is recorded and are included in “Accrued expenses” in our unaudited condensed consolidated

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
balance sheets. The amounts accrued for sales rebates and other incentive programs at September 30, 2005 and December 31, 2004 were $63.3 million and $61.4 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the three month periods ended September 30, 2005 and September 24, 2004 were $35.5 million and $35.3 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the nine month periods ended September 30, 2005 and September 24, 2004 were $123.4 million and $105.7 million, respectively. The increase in the provision for sales rebates and other incentive programs during the first nine months of 2005 compared to the first nine months of 2004 is primarily due to an increase in the sales of U.S. pharmaceutical products, principally eye care pharmaceutical products, subject to such rebates and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $3 million to $4 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost for 2005 is 8.25%, which is the same as our 2004 expected rate of return. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
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
Valuation allowances against our deferred tax assets were $55.9 million and $51.9 million at September 30, 2005 and December 31, 2004, respectively. Changes in the valuation allowances are a component of the estimated annual effective tax rate. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.
We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested or expect to reinvest these earnings indefinitely in such operations. In connection with the American Jobs Creation Act of 2004, or the Act, we determined during our second fiscal quarter of 2005 that we had sufficient information to make an informed decision regarding the repatriation of certain foreign earnings that were previously considered to be permanently reinvested. Based on that decision, we recorded a $32.8 million tax liability associated with our decision to repatriate $674.0 million in extraordinary dividends, as defined by the Act, from unremitted foreign earnings that were previously considered permanently reinvested by certain non-U.S. subsidiaries. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on our historical repatriation levels, as defined by the Act. The tax effect of the base amount of dividends is included in our estimated annual effective tax rate. We also decided to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding estimated tax liability of $27.6 million in our second fiscal quarter of 2005. During our third fiscal quarter of 2005, we repatriated $759.8 million in extraordinary dividends and dividends above the base and

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
extraordinary dividend amounts and reduced the estimated income tax liability related to the additional dividends above the base and extraordinary dividend amounts by $6.2 million to $21.4 million. This reduction in the estimated income tax liability related to the additional dividends represents a change in estimate based upon the actual repatriation that occurred during the third quarter of 2005.
During the third fiscal quarter of 2005, we reduced our reserves for uncertain tax positions and related provision for income taxes by $19.5 million primarily due to a change in estimate resulting from the resolution of several significant uncertain income tax audit issues, including transfer prices, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Bardeen Sciences Company, LLC, which we acquired in 2003. The change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
OPERATIONS
Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We currently employ approximately 4,985 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
RESULTS OF OPERATIONS
We currently operate our business on the basis of a single reportable segment – specialty pharmaceuticals. We currently produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
The following tables compare net sales by product line and certain selected products for the three and nine month periods ended September 30, 2005 and September 24, 2004:

	Three months ended
(in millions)	September 30,	September 24,	Change in Net Sales			Percent Change in Net Sales
	2005	2004	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$358.1	$285.4	$72.7	$68.7	$4.0	25.5%	24.1%	1.4%
Botox/Neuromodulator	214.8	174.6	40.2	37.7	2.5	23.0%	21.6%	1.4%
Skin Care	33.0	24.8	8.2	8.2	—	33.1%	33.1%	—%

Total	605.9	484.8	121.1	114.6	6.5	25.0%	23.6%	1.4%
Other*	0.2	26.0	(25.8)	(25.8)	—	(99.2)%	(99.2)%	—%

Total net sales	$606.1	$510.8	$95.3	$88.8	$6.5	18.7%	17.4%	1.3%

Domestic	69.0%	69.2%
International	31.0%	30.8%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$75.1	$73.2	$1.9	$1.3	$0.6	2.6%	1.8%	0.8%
Lumigan	72.8	60.3	12.5	11.9	0.6	20.7%	19.8%	0.9%
Other Glaucoma	4.7	4.6	0.1	(0.1)	0.2	2.0%	(1.0)%	3.0%
Restasis	54.0	24.1	29.9	29.8	0.1	123.8%	123.6%	0.2%

	Nine months ended
(in millions)	September 30,	September 24,	Change in Net Sales			Percent Change in Net Sales
	2005	2004	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$981.1	$835.1	$146.0	$131.1	$14.9	17.5%	15.7%	1.8%
Botox/Neuromodulator	603.6	502.2	101.4	92.3	9.1	20.2%	18.4%	1.8%
Skin Care	93.2	73.9	19.3	19.2	0.1	26.1%	26.0%	0.1%

Total	1,677.9	1,411.2	266.7	242.6	24.1	18.9%	17.2%	1.7%
Other*	46.4	78.2	(31.8)	(32.0)	0.2	(40.7)%	(40.9)%	0.2%

Total net sales	$1,724.3	$1,489.4	$234.9	$210.6	$24.3	15.8%	14.1%	1.7%

Domestic	67.7%	69.4%
International	32.3%	30.6%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$206.1	$204.9	$1.2	$(1.5)	$2.7	0.6%	(0.7)%	1.3%
Lumigan	196.3	171.1	25.2	22.4	2.8	14.7%	13.1%	1.6%
Other Glaucoma	13.7	14.8	(1.1)	(1.7)	0.6	(7.7)%	(11.3)%	3.6%
Restasis	137.6	65.5	72.1	72.0	0.1	110.1%	109.9%	0.2%
* Other sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that terminated as scheduled in June 2005.
The $6.5 million increase in net sales from the impact of foreign currency changes for the three month period ended September 30, 2005 was due primarily to the strengthening of the Brazilian real, Canadian dollar, Australian dollar and other Latin American currencies compared to the U.S. dollar. The $24.3 million increase in net sales from the impact of foreign currency changes for the nine month period ended September 30, 2005 was due primarily to the strengthening of the euro, Brazilian real, Canadian dollar, British pound, Australian dollar and other Latin American and Asian currencies compared to the U.S. dollar.
The $95.3 million increase in net sales in the third quarter of 2005 compared to the third quarter of 2004 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales. Eye care pharmaceuticals sales increased in the third

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
quarter of 2005 compared to the third quarter of 2004 primarily because of strong growth in sales in the United States of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of our Alphagan® franchise, primarily from our international operations and new product sales from Combigan™ which is in the launch phase in Canada and Brazil, a strong increase in sales of eye drop products, primarily Refresh®, growth in sales of Zymar®, a newer anti-infective, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS®, our newer non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, Acular®, our older generation anti-inflammatory, and other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from three and one-half percent to nine percent, effective February 5, 2005. We increased the published U.S. list price for Lumigan® by seven percent, Restasis® by three and one-half percent and Alphagan® P by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. At September 30, 2005, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was near the lower end of our stated policy levels.
Botox® sales increased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of strong growth in demand in the United States and in international markets for both therapeutic and cosmetic uses. Effective January 4, 2005, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2005. International Botox® sales also benefited from strong sales growth in Europe, especially in Germany and Spain, growth in sales in smaller distribution markets serviced by our European export sales group, and an increase in sales in Canada, Japan and Australia. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
Skin care sales increased in the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher sales of Tazorac® in the United States and new product sales generated from Prevage™ antioxidant cream, which we launched in January 2005. Net sales of Tazorac®, Zorac® and Avage® increased $7.2 million, or 38.3%, to $26.0 million in the third quarter of 2005 compared to $18.8 million in the third quarter of 2004. We increased the published U.S. list price for Tazorac® by five percent effective July 31, 2004 and by an additional nine percent effective February 5, 2005.
The $234.9 million increase in total product net sales in the first nine months of 2005 compared to the same period in 2004 was primarily the result of the same reasons discussed in the analysis of the third quarter 2005 increase in net sales. In addition, net sales of Botox® benefited from strong sales growth in the United Kingdom and Mexico in the first nine months of 2005 compared to the first nine months of 2004. Net sales of Tazorac®, Zorac® and Avage® increased $13.5 million, or 25.0%, to $67.4 million in net sales for the first nine months of 2005 compared to $53.9 million in net sales for the first nine months of 2004.
The decrease in the percentage of U.S. sales as a percentage of total product net sales during the third quarter of 2005 compared to the third quarter of 2004 was primarily attributable to a decline in U.S. other non-pharmaceutical sales, and an increase in international Botox® sales, principally in Europe, as a percentage of total product net sales. The decrease in the percentage of U.S. sales as a percentage of total product net sales during the first nine months of

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
2005 compared to the same period in 2004 was primarily attributable to a decline in U.S. other non-pharmaceutical sales and an increase in international Botox® and eye care pharmaceutical sales, principally in Europe, as a percentage of total product net sales.
Our gross margin percentage for the third quarter of 2005 was 83.7% of net sales, which represents a 3.1 percentage point increase from our gross margin percentage of 80.6% for the third quarter of 2004. The gross margin percentage for the nine months ended September 30, 2005 was 82.4% of net sales, which represents a 1.4 percentage point increase from the 81.0% rate reported for the first nine months of 2004. Our gross margin percentage increased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of the $25.8 million decrease of other non-pharmaceutical sales, primarily contract manufacturing sales, which have a significantly lower gross margin percentage than our pharmaceutical sales, and a slight increase in the gross margin percentage for our eye care pharmaceuticals. Our gross margin percentage also benefited from our April 2005 royalty buy-out agreement with Novartis Pharmaceuticals Corporation and Novartis Pharma AG relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. This increase in gross margin percentage was partially offset by a small decline in the gross margin percentage for our Botox® product line and an increase in the mix of eye care pharmaceuticals net sales, which, despite the slight increase in the gross margin percentage for eye care pharmaceuticals, continue to generally have a lower gross margin percentage than our Botox® and skin care product lines. The gross margin percentage for our Botox® product line experienced a small decrease in the third quarter of 2005 compared to the third quarter of 2004 due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales, partially offset by the four percent published price increase taken in January 2005 for Botox® and Botox® Cosmetic in the United States. The gross margin percentage for skin care sales also declined in the third quarter of 2005 compared to the third quarter of 2004 primarily due to new product sales of Prevage™, which have a lower gross margin percentage than our other prescription skin care products. Gross margin in dollars increased in the third quarter of 2005 compared to the third quarter of 2004 by $95.9 million, or 23.3%, as a result of the 18.7% increase in net sales and by the 3.1 percentage point increase in gross margin percentage.
Our gross margin percentage increased in the first nine months of 2005 compared to the first nine months of 2004 primarily as a result of the $31.8 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which have a significantly lower gross margin percentage than our pharmaceutical sales, a slight increase in the gross margin percentage of our Botox® product line and a small increase in the mix of Botox® net sales, which generally have a higher gross margin percentage than our other pharmaceutical product lines. The gross margin percentage for our Botox® product line increased in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the published price increase in January 2005 for Botox® and Botox® Cosmetic in the United States, partially offset by an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. Botox® net sales. This increase in gross margin percentage was partially offset by a decline in gross margin percentage for eye care pharmaceuticals and skin care net sales. The gross margin percentage for eye care pharmaceuticals declined in the first nine months of 2005 compared to the same period in 2004 due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales. The decline in gross margin percentage for skin care net sales in the first nine months of 2005 compared to the first nine months of 2004 is primarily due to the same reasons discussed in the analysis of the third quarter 2005 decrease in gross margin percentage for skin care net sales. Gross margin in dollars increased in the first nine months of 2005 compared to the first nine months of 2004 by $213.5 million, or 17.7%, as a result of the 15.8% increase in net sales and by the 1.4 percentage point increase in gross margin percentage.
Selling, general and administrative, or SG&A, expenses were $237.7 million, or 39.2% of net sales, in the third quarter of 2005 compared to $195.5 million, or 38.3% of net sales, in the third quarter of 2004. SG&A expenses for the first nine months of 2005 were $689.5 million, or 40.0% of net sales, compared to $572.8 million, or 38.5% of net sales, in the comparable 2004 period. The increase in SG&A expense dollars in the third quarter of 2005

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
compared to the third quarter of 2004 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Restasis®, Botox® Cosmetic and the hyperhidrosis indication for Botox®, an increase in selling expenses, principally personnel costs, and marketing expenses supporting the increase in consolidated sales, especially for Restasis®, Botox® and Botox® Cosmetic, an increase in costs of providing product samples, and higher general and administrative expenses, primarily incentive compensation, legal costs, information services, corporate development expenses and charitable donations. We made a $2.0 million contribution to the Allergan Foundation in the third quarter of 2005. SG&A expenses also increased due to an increase in co-promotion costs related to sales of Elestat® and costs associated with expanding our contract and direct sales forces in Europe. SG&A expenses were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe and Latin America. This increase in SG&A expenses during the third quarter of 2005 compared to the third quarter of 2004 was partially offset by a $7.9 million pre-tax gain on the sale of our contact lens care and surgical products distribution business in India to a subsidiary of AMO and a $5.8 million pre-tax gain on the sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland. As a percentage of net sales, SG&A expenses increased in the third quarter of 2005 compared to the third quarter of 2004 due primarily to higher promotion and marketing expenses as a percentage of net sales, partially offset by lower selling expenses and the pre-tax gains from the sale of the assets described above.
The increase in SG&A expense dollars in the first nine months of 2005 compared to the first nine months of 2004 was primarily due to the same reasons discussed in the analysis of the third quarter 2005 increase in SG&A expenses. SG&A expenses also increased in the first nine months of 2005 compared to the same period in 2004 due to the non-recurrence of a favorable settlement of a patent dispute amounting to $2.4 million in the first quarter of 2004. As a percentage of net sales, SG&A expenses increased in the first nine months of 2005 compared to the first nine months of 2004 due primarily to higher promotion and marketing expenses as a percentage of net sales and lower miscellaneous royalty income earned, partially offset by lower selling expenses, the pre-tax gains from the sale of assets described in the analysis of the third quarter 2005 SG&A expenses, and general and administrative expenses as a percentage of net sales.
Research and development expenses were $110.2 million, or 18.2% of net sales, in the third quarter of 2005 compared to $83.0 million, or 16.2% of net sales, in the third quarter of 2004. For the nine months ended September 30, 2005, research and development expenses were $283.5 million, or 16.4% of net sales, compared to $257.6 million, or 17.3% of net sales, in the comparable 2004 period. Research and development spending increased in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines and new technologies, partially offset by lower spending for our skin care product line. Included in our spending for research and development in the third quarter of 2005 is approximately $10.4 million consisting of $7.4 million in costs associated with two new third party technology license and development agreements associated with in-process technologies and $3.0 million related to the buy-out of a license agreement with Johns Hopkins University associated with ongoing Botox® research activities. Research and development spending increased in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the same reasons discussed in the analysis of the third quarter 2005 increase in research and development expenses.
Restructuring Charges and Transition/Duplicate Operating Expenses
Restructuring and Streamlining of European Operations
Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
and development, or R&D, and commercial activities. Specifically, the restructuring anticipates moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, United Kingdom and Dublin, Ireland facilities and streamlining functions in our European management services group.
Under applicable law, the proposed restructuring requires consultations and, in certain cases, negotiations with European and national works councils, other management/labor organizations and local authorities, which we substantially completed by the end of our second quarter 2005.
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
Estimated costs also include approximately $2 million to $7 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited). These costs are currently expected to be recorded beginning in the fourth quarter of 2005 and to be completed by the close of the second quarter of 2006.
Estimated implementation and transition related expenses include, among other things, legal, consulting, recruiting and information system implementation costs and taxes. These costs are currently expected to total approximately $9 million to $11 million. We began to record these costs in the first quarter of 2005 and they are expected to continue up through and including the second quarter of 2006. We also expect to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. These duplicate operating expenses are currently expected to total between $1 million and $2 million. We began to record these costs in the first quarter of 2005 and they are expected to continue up through and including the first quarter of 2006.
We also expect to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $5 million and $7 million. We began to record these costs in the third quarter of 2005 and they are expected to continue up through and including the second quarter of 2006.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
During the first nine months of 2005, we recorded pre-tax restructuring charges of $24.5 million related to the restructuring of our European operations. The restructuring charges primarily consist of employee severance, employee relocation and other costs. The following table presents the cumulative restructuring activities through September 30, 2005:

(in millions)	Employee	Other
	Severance	Costs	Total
Net charge during 2005	$22.8	$1.7	$24.5
Spending	(7.1)	(1.7)	(8.8)

Balance at September 30, 2005 (included in accrued expenses)	$15.7	$—	$15.7

Employee severance in the preceding table relates to 159 employees, of which 44 were severed as of September 30, 2005. Employee severance charges were based on social plans in France and Italy, and our severance practices for employees in the other affected European countries. During the first nine months of 2005, we also recorded $3.1 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications, recruitment and consulting costs. Transition/duplicate operating expenses of $0.1 million in cost of sales, $2.0 million in selling, general and administrative expenses and $1.0 million in research and development expenses have been included in the unaudited condensed consolidated statements of earnings for the nine months ended September 30, 2005.
Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
In October 2004, our Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of our manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
We currently anticipate that the pre-tax restructuring charges to be incurred in connection with the termination of the manufacturing and supply agreement will total between approximately $22 million and $26 million. We began recording these charges in the fourth quarter of 2004 and expect to continue recording them up through and including the third quarter of 2006. Restructuring charges during 2006 primarily relate to the refurbishment of facilities previously used for contract manufacturing. The pre-tax charges are net of expected tax credits available under qualifying government-sponsored employment programs. Approximately $21 million of the restructuring charges are expected to be cash charges. The restructuring charges are expected to include approximately $18 million to $20 million associated with the reduction in our workforce of approximately 350 individuals. The workforce reduction, which began in the fourth quarter of 2004 and was substantially completed in the second quarter of 2005, impacted personnel in Europe, the United States and Latin America. The restructuring costs are also expected to include approximately $4 million to $6 million of other costs associated with the termination of the manufacturing and supply agreement.
As of September 30, 2005, we recorded cumulative pre-tax restructuring charges of $22.0 million related to the termination of the manufacturing and supply agreement. These charges primarily include accruals for net statutory severance costs and the ratable recognition of termination benefits to be earned by employees who are required to render service until they are terminated in order to receive the termination benefits. Cumulative charges for employees involuntarily and voluntarily terminated in the table below relate to 343 employees, of which 312 were severed as of September 30, 2005. Included in other costs within the table below is $0.3 million of inventory write-offs

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
that have been recorded as a component of “Cost of sales” in the unaudited condensed consolidated statements of earnings.
The following table presents the cumulative restructuring activities through September 30, 2005 resulting from the scheduled termination of our manufacturing and supply agreement with AMO in June 2005:

	Charges for Employees
(in millions)	Involuntarily and	Other
	Voluntarily Terminated	Costs	Total
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	12.3	2.6	14.9
Assets written off	—	(2.3)	(2.3)
Spending (net of employment tax credits received)	(17.7)	(0.3)	(18.0)

Balance at September 30, 2005	$1.6	$—	$1.6

The remaining balance at September 30, 2005 is comprised of accrued statutory severance and one-time termination benefits of $2.3 million (included in accrued expenses), less expected employment program tax credits receivable of $0.7 million (included in other current assets).
During the three months ended September 30, 2005, we reduced by $1.5 million the remaining balance of other accrued costs associated with restructuring costs and asset write-offs previously recorded in connection with the spin-off of AMO in 2002. This reduction in other accrued costs was included in the Restructuring charge (reversal) for the three and nine months ended September 30, 2005. At September 30, 2005, the remaining balance for other accrued costs associated with the 2002 spin-off of AMO was $1.3 million.
Operating income in the third quarter of 2005 was $159.8 million compared to operating income of $133.2 million for the third quarter of 2004. The $26.6 million increase in operating income was due primarily to the $95.9 million increase in gross margin and $0.1 million net restructuring charge reversal, partially offset by the $42.2 million increase in SG&A expenses and $27.2 million increase in research and development expenses. Our operating income in the first nine months of 2005 was $409.4 million compared to operating income of $376.1 million for the same period in 2004. The $33.3 million increase in operating income was due primarily to the $213.5 million increase in gross margin, partially offset by the $116.7 million increase in SG&A expenses, $25.9 million increase in research and development expenses and $37.6 million net restructuring charge.
Total net non-operating income in the third quarter of 2005 was $12.8 million compared to net non-operating expenses of $0.7 million in the third quarter of 2004. Interest income in the third quarter of 2005 was $11.4 million compared to interest income of $2.6 million in the third quarter of 2004. This increase in interest income in the third quarter of 2005 was primarily due to higher average cash equivalent balances earning interest of approximately $296.8 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.95% in the third quarter of 2005 compared to the same period in 2004. Interest income in the third quarter of 2005 also benefited from the recognition of $2.1 million of statutory interest income related to the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest expense decreased $8.4 million to a negative amount of $1.6 million in the third quarter of 2005 compared to interest expense of $6.8 million in the third quarter of 2004, primarily due to a reversal during the third quarter of 2005 of $6.5 million of previously accrued statutory interest expense associated with a reduction in accrued income taxes payable related to the resolution of several significant uncertain income tax audit issues. This decrease in interest expense was partially offset by an increase in interest expense related to additional foreign borrowings in Ireland required to effectuate the planned repatriation of

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
dividends during the third quarter of 2005. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our outstanding zero coupon convertible senior notes over the five year period from date of issuance to the first note holder put date in November 2007 instead of over the 20 year life of the notes. As a result, we recorded an adjustment to interest expense of $3.1 million for the cumulative difference in amortized debt issuance costs as of the beginning of the third quarter of 2004. The impact of this adjustment is immaterial to our consolidated financial statements for the three and nine month periods ended September 24, 2004, respectively.
We recorded a net unrealized loss on derivative instruments of $0.2 million in the third quarter of 2005 compared to a net unrealized loss of $0.1 million in the third quarter of 2004. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. During the third quarter of 2005, we recorded a $0.8 million gain on the sale of a third party equity investment in a public company. Other, net expense was $0.8 million in the third quarter of 2005 compared to Other, net income of $3.6 million in the third quarter of 2004. In the third quarter of 2004, Other net includes a gain of $5.0 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia. Other, net includes net realized losses from foreign currency transactions of $1.1 million and $1.3 million for the third quarters of 2005 and 2004, respectively.
Total net non-operating income in the first nine months of 2005 was $20.3 million compared to net non-operating expenses of $5.0 million in the first nine months of 2004. Interest income in the first nine months of 2005 was $23.0 million compared to interest income of $6.8 million in the same period of 2004. This increase in interest income in the first nine months of 2005 was primarily due to higher average cash equivalent balances earning interest of approximately $365.7 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.54% in the first nine months of 2005 compared to the same period in 2004. Interest income in the first nine months of 2005 also includes $2.1 million of statutory interest income as discussed in the analysis of the third quarter. Interest expense decreased $6.7 million to $7.5 million in the first nine months of 2005 compared to $14.2 million in the same period of 2004, primarily due to the reversal of statutory interest expense of $6.5 million recorded in the third quarter of 2005.
During the first nine months of 2005, we recorded a net unrealized gain on derivative instruments of $1.0 million compared to a net unrealized gain of $0.1 million in the same period of 2004. Gain on investments was $0.8 million consisting of a gain from the sale of a third party equity investment in a public company. Other, net income was $3.0 million in the first nine months of 2005 compared to Other, net income of $2.3 million in the same period of 2004. In the first nine months of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $1.5 million. Other, net in the first nine months of 2004 includes net realized losses from foreign currency transactions of $3.3 million, a gain of $5.0 million for the receipt of a technology transfer fee, as discussed in the analysis of the third quarter, and a gain of $0.8 million realized from the settlement of a non-income tax dispute with AMO.
Our effective tax rates for the third quarter and first nine months of 2005 were 11.5% and 38.0%, respectively, compared to the effective tax rates of 30.4% and 28.5% for the third quarter and first nine months of 2004, respectively, and our full year 2004 adjusted effective tax rate of 29.8%. Our full year 2004 adjusted effective tax rate excludes the impact of restructuring charges of $7.0 million and related tax benefit of $0.8 million and an estimated $6.1 million income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during the second quarter of 2004. We believe that the use of an adjusted effective tax rate, which excludes the impact of certain discrete items, provides a more meaningful measure of the impact of income taxes on our results of operations. Included in our operating income in the third quarter and

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
first nine months of 2005 are pre-tax restructuring charges (reversals) of $(0.1) million and $37.9 million, respectively, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.8 million on the sale of assets used primarily for contract manufacturing of AMO products. We recorded an income tax benefit of zero and $4.1 million in the third quarter and first nine months of 2005, respectively, related to the pre-tax restructuring charges (reversals). In the third quarter and first nine months of 2005, we recorded a provision for income taxes of $1.7 million and $0.6 million on the gain on sale of the distribution business in India and the gain on sale of assets used primarily for contract manufacturing, respectively. Included in the provision for income taxes in the first nine months of 2005 is an estimated $32.8 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in the third quarter and first nine months of 2005 is an estimated provision (benefit) of $(6.2) million and $21.4 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. During our third fiscal quarter of 2005, we reduced our estimated income tax liability related to these additional dividends by $6.2 million to $21.4 million from the original estimated tax liability of $27.6 million recorded in our second fiscal quarter of 2005. This reduction in the estimated income tax liability related to the additional dividends represents a change in estimate based upon the actual repatriation that occurred during the third quarter of 2005. Included in the provision for income taxes in the third quarter and first nine months of 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $19.5 million reduction in estimated income taxes payable primarily due to the resolution of several significant uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the Internal Revenue Service in the U.S. during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $19.5 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Bardeen Sciences Company, LLC, which we acquired in 2003. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
Excluding the impact of the pre-tax restructuring charges (reversals) and gains from the sale of the distribution business in India and the sale of assets used for contract manufacturing, and the related income tax provision (benefit) associated with these pre-tax amounts, the provision (benefit) for income taxes due to the extraordinary dividends and additional dividends above the base and extraordinary dividend amounts, the decrease in the provision for income taxes resulting from the additional income tax benefit for previously paid state income taxes which became recoverable, and reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues, our adjusted effective tax rates for the third quarter and first nine months of 2005 were 28.1% and 29.0%, respectively. The calculation of our 2005 adjusted effective tax rates is summarized below:

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)

		First
(in millions)	Third Quarter	Nine Months
	2005	2005
Earnings before income taxes and minority interest, as reported	$172.6	$429.7
Restructure charge (reversal)	(0.1)	37.9
Gain on sale of distribution business in India	(7.9)	(7.9)
Gain on sale of assets used for contract manufacturing	(5.8)	(5.8)

	$158.8	$453.9

Provision for income taxes, as reported	$19.9	$163.2
Income tax (provision) benefit for:
Restructure charge (reversal)	—	4.1
Gain on sale of distribution business in India	(1.7)	(1.7)
Gain on sale of assets used for contract manufacturing	(0.6)	(0.6)
Recovery of previously paid state income taxes	1.4	1.4
Resolution of uncertain income tax audit issues	19.5	19.5
Extraordinary dividend of $674.0 million under the American Jobs Creation Act of 2004	—	(32.8)
Additional dividends of $85.8 million above the base and extraordinary dividend amounts	6.2	(21.4)

	$44.7	$131.7

Adjusted effective tax rate	28.1%	29.0%

Our adjusted effective tax rate of 29.0% for the first nine months of 2005 decreased 0.8 percentage points compared to our full year 2004 adjusted effective tax rate of 29.8% primarily due to a tax rate benefit related to an increase in the mix of our earnings generated in non-U.S. jurisdictions with low tax rates included in our estimated annual effective tax rate for fiscal year 2005 compared to 2004.
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
Net earnings in the third quarter of 2005 were $150.5 million compared to net earnings of $92.0 million for the same period last year. The $58.5 million increase in earnings in the third quarter of 2005 compared to the third quarter of 2004 was primarily the result of the increase in operating income of $26.6 million and net non-operating income of $13.5 million and the decrease in the provision for income taxes of $20.4 million, partially offset by an increase in minority interest expense of $2.0 million.
Net earnings in the first nine months of 2005 were $263.8 million compared to net earnings of $264.6 million for the same period last year. The $0.8 million decrease in earnings in the first nine months of 2005 compared to the first nine months of 2004 was primarily the result of the increase in the provision for income taxes of $57.4 million and minority interest expense of $2.0 million, partially offset by the increase in operating income of $33.3 million and net non-operating income of $25.3 million.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the nine months ended September 30, 2005 was $304.7 million compared to cash provided of $375.1 million for the nine months ended September 24, 2004. The decrease in net cash provided by operating activities of $70.4 million was primarily due to an increase in contributions to our pension plans, an increase in income taxes paid and a net increase in cash required to fund changes in other net operating assets and liabilities, partially offset by a decrease in cash required to fund growth in our trade receivables. The increase in income taxes paid is primarily due to payments for the estimated U.S. income tax liability for the repatriation of certain foreign earnings and advance payments in anticipation of income tax audit settlements. In the first nine months of 2005 and 2004, we paid pension contributions of $40.1 million and $4.9 million, respectively, to our U.S. defined benefit pension plan. In 2005, we currently expect to pay contributions in the range of $46.4 million and $48.4 million for our U.S. and non-U.S. pension plans, compared to $16.9 million in 2004. The increase in estimated contributions in 2005 compared to 2004 is primarily due to the negative impact of lower discount rates on the calculation of our accumulated benefit obligations as of September 30, 2005, the measurement date for our pension plans, and our desire to maintain plan assets in excess of accumulated benefit obligations in our funded pension plans.
At December 31, 2004, we disclosed consolidated unrecognized net actuarial losses of $166.3 million for our defined benefit pension plans, which were included in our reported net prepaid benefit cost. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past four years. Unrecognized net actuarial gains or losses are evaluated annually by our actuaries for each of our pension and postretirement plans based on information at the plans’ annual measurement date. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2004, we expect the amortization of these unrecognized net actuarial losses to increase our total pension costs by approximately $3.0 million in 2005 compared to the amortization of approximately $6.7 million of unrecognized net actuarial losses included in pension costs expensed in fiscal year 2004. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements.
Net cash used in investing activities in the first nine months of 2005 was $139.3 million. Net cash used in investing activities in the first nine months of 2004 was $70.4 million. We invested $36.2 million in new facilities and equipment during the nine months ended September 30, 2005 compared to $64.0 million during the same period in 2004. In the first nine months of 2005, we paid $110.0 million in connection with a certain royalty buyout agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations. Net cash used in investing activities also includes $10.8 million and $4.9 million to acquire software during the nine months ended September 30, 2005 and September 24, 2004, respectively. We currently expect to invest between $55 million and $65 million in expenditures for manufacturing and laboratory facilities and other property, plant and equipment during 2005.
Net cash provided by financing activities was $50.4 million in the first nine months of 2005 compared to net cash used in financing activities of $33.8 million in the first nine months of 2004. Dividends paid to stockholders were $39.1 million in the first nine months of 2005 compared to $35.5 million for the same period in 2004. Effective

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
October 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on December 12, 2005 to stockholders of record on November 16, 2005. Receipts from the sale of stock to employees were $70.5 million in the first nine months of 2005 compared to $80.0 million in the same period last year. During the first nine months of 2005, we had net borrowings of $113.3 million in notes payable compared to net repayments of $2.7 million in the first nine months of 2004. During the first nine months of 2005, we repurchased $94.3 million of treasury stock. During the first nine months of 2004, we repurchased $65.2 million of treasury stock and repaid $10.4 million under our commercial paper arrangements. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of September 30, 2005, we held approximately 2.7 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.
As of September 30, 2005, we had a committed long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion yen (approximately $26.4 million) through July 2006. The commercial paper program also provides for up to $300 million in borrowings. We do not currently intend to have combined borrowings under our committed credit facilities and our commercial paper program that would exceed $300 million in the aggregate. The current medium term note program allows us to issue up to an additional $8.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the long-term credit facility and medium term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We believe we were in compliance with these covenants at September 30, 2005. As of September 30, 2005, we had $120.0 million outstanding in borrowings under our committed credit facility, $6.0 million outstanding in borrowings under various foreign bank loans, $57.2 million in borrowings outstanding under the medium term note program and no borrowings under our commercial paper program or committed foreign line of credit.
On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture to the indenture governing the Senior Notes. The supplemental indenture amends the indenture’s redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of September 30, 2005 the conversion criteria had been met and holders may elect to convert the Senior Notes into common stock between October 1, 2005 and December 31, 2005. We do not currently expect any of the holders of our Senior Notes to elect conversion during our fourth fiscal quarter of 2005. Based on the terms of the Senior Notes, an assessment of the conversion criteria is performed each fiscal quarter, the result of which affects the holders’ ability to convert the Senior Notes in the immediately succeeding fiscal quarter. If the conversion criteria are not met in the fiscal quarter ending December 31, 2005, the holders’ ability to convert the Senior Notes will be restricted until the

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Continued)
conversion criteria are again met. We include the dilutive effect from the assumed conversion of the Senior Notes, if any, in our computation of diluted earnings per share, assuming amounts due in excess of the accreted value will be paid in common stock. As a sensitivity measure, a $5.00 increase in the average price of our common stock would have resulted in an increase of approximately 0.3 million and 0.4 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the three and nine month periods ended September 30, 2005, respectively.
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
During our third fiscal quarter of 2005, we repatriated a total of $759.8 million in cash previously held by certain non-U.S. subsidiaries, primarily in connection with the American Jobs Creation Act of 2004. See Note 7, Income Taxes, in the notes to our unaudited condensed consolidated financial statements, in Item 1(D) of Part I of this report, for a discussion of our repatriation of certain unremitted foreign earnings and the estimated income tax costs of such repatriation activities.
Our manufacturing and supply agreement with AMO terminated as scheduled in June 2005. We currently estimate that we will incur between $22 million and $26 million of total restructuring costs associated with the termination of that agreement and related exit activities. We expect approximately $21 million of the restructuring charges to be cash charges. As of September 30, 2005, we recorded cumulative pre-tax restructuring charges of $22.0 million beginning in the fourth quarter of 2004 up through and including the third quarter of 2005 and expect to complete the additional restructuring activities by the end of the third quarter of 2006.
Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $40 million and $53 million and capital expenditures will be between $5 million and $7 million. These amounts began to be incurred beginning in the first quarter of 2005 and are expected to continue up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $45 million to $58 million are expected to be cash expenditures. During the first nine months of 2005, we recorded pre-tax restructuring charges of $24.5 million and transition/duplicate operating expenses of $3.1 million related to the implementation of this restructuring of our European operations. We expect to complete the additional restructuring activities by the end of the second quarter of 2006.
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
At September 30, 2005, we had approximately $126.0 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.3 million.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The tables below present information about certain of our investment portfolio and our debt obligations at September 30, 2005 and December 31, 2004.

	SEPTEMBER 30, 2005
								Fair
	Maturing in							Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	—	—	—	—	—	$100.0	$100.0
Weighted Average Interest Rate	3.83%	—	—	—	—	—	3.83%
Commercial Paper	891.6	—	—				891.6	891.6
Weighted Average Interest Rate	2.36%	—	—	—	—	—	2.36%
Foreign Time Deposits	31.9	—	—				31.9	31.9
Weighted Average Interest Rate	4.78%	—	—	—	—	—	4.78%
Other Cash Equivalents	51.0	—	—				51.0	51.0
Weighted Average Interest Rate	3.52%	—	—	—	—	—	3.52%
Total Cash Equivalents	$1,074.5	—	—	—	—	—	$1,074.5	$1,074.5
Weighted Average Interest Rate	4.96%	—	—	—	—	—	4.96%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	$518.4	$32.2	—	$25.0	$575.6	$739.5
Weighted Average Interest Rate	—	—	1.25%	3.56%	—	7.47%	1.65%
Other Fixed Rate (non-US$)	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Other Variable Rate (non-US$)	$126.0	—	—	—	—	—	126.0	126.0
Weighted Average Interest Rate	3.99%	—	—	—	—	—	3.99%
Total Debt Obligations	$126.0	—	$518.4	$32.2	—	$25.0	$701.6	$865.5
Weighted Average Interest Rate	3.99%	—	1.25%	3.56%	—	7.47%	2.07%

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

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
The following tables provide information about our foreign currency derivative financial instruments outstanding as of September 30, 2005 and December 31, 2004. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 30, 2005		December 31, 2004
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euro	$9.2	1.23	$13.2	1.32
Australian Dollar	1.9	0.77	—	—
Canadian Dollar	8.5	1.18	—	—
New Zealand Dollar	0.3	0.70	—	—
U.K. Pound	17.2	1.81	3.4	1.90
Japanese Yen	8.8	108.77	—	—

	$45.9		$16.6

Estimated fair value	$(0.8)		$(0.5)

Foreign currency purchased put options:
Canadian Dollar	$6.2	1.22	$22.0	1.22
Mexican Peso	3.0	11.99	10.1	11.75
Australian Dollar	3.5	0.74	11.0	0.74
Brazilian Real	2.5	3.18	6.6	3.06
Euro	9.0	1.33	22.4	1.32
Japanese Yen	2.7	101.33	7.4	102.21
U.K. Pound	1.1	1.90	2.9	1.90

	$28.0		$82.4

Estimated fair value	$1.2		$1.6

Foreign currency sold call options:
U.K. Pound	$—	—	$1.0	1.92

Estimated fair value	$—		$—

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
Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and that Beaufour Ipsen’s marketing partner, Inamed Corporation, intends to seek FDA approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation has announced its intention to develop and seek regulatory approval to market a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practices, or cGMPs,

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development, and companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals received approval from German authorities for a botulinum toxin and launched its product in July 2005, and a Korean company is conducting Phase III clinical trials for a botulinum toxin in Korea. This product received exportation approval from Korean authorities in early 2005. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.
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
Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigan™, Restasis®, Acular LS®, Zymar® and Botox®, as well as FDA approval of new indications for Botox®, and new products such as our Lumigan®/Timolol combination, Posurdex® and memantine. We have allocated substantial resources to the development and introduction of new products and indications. For our business model to be successful, new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. For instance, to obtain approval of new indications or products in the United States, we must submit, among other information,

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. If the FDA delays or does not approve of new indications for our products or drug candidates, the price per share of our common stock may be impacted upon the announcement of such delays or non-approvals. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the FDA’s cGMP regulations. Products that we are currently developing or other future product candidates may or may not receive the regulatory approvals necessary for marketing. Furthermore, the development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
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
In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The former Secretary of Health and Human Services did not make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation recently conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not yet announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some already have implemented such plans.

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
Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, which could result in lower prices and/or a reduction in demand for our products. In a recent rule establishing a competitive acquisition program, or CAP, beginning January 2006, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid price. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in the prescription drug and other healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our revenues and profitability.
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

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
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
Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All pharmaceutical companies, including Allergan, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory requirements may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s cGMP regulations. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications

Allergan, Inc.
CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN AND ITS BUSINESSES (Continued)
for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.
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
Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to adverse event reporting, labeling, advertising, marketing and promotion. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical and biological products. In particular, the FDA has expressed concern regarding the pharmaceutical industry’s compliance with the agency’s regulations governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales for those products to decline. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical or biologic products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Allergan, Inc.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     The following supplements and amends the Company’s discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Part II, Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2005.
On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in our favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On August 13, 2005, Apotex filed a motion to vacate the injunction pending resolution of the remand from the United States Court of Appeals for the Federal Circuit on the obviousness. On October 28, 2005, the court denied Apotex’s motion. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 was originally continued to summer 2005. A new date for the summer 2005 status conference has not been set.
On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against us for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that we interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, we filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain us from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part our motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss our claims. From July 2004 through December 2004, the case was voluntarily stayed while the parties explored settlement through mediation. The voluntary stay ended December 29, 2004, without the parties reaching settlement. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. On August 4, 2005, Klein-Becker filed a Motion for Partial Summary Judgment. On August 24, 2005, the court granted Klein-Becker’s motion to amend the scheduling order and Klein-Becker’s motion for leave to amend the first amended complaint. On September 16, 2005, Klein-Becker filed its second amended complaint asserting claims for cancellation of registered trademark, false advertising and unfair competition, intentional interference with potential and existing contractual relations, and declaratory relief. On October 7, 2005, we filed our response to the second amended complaint and a motion to dismiss certain claims in Klein-Becker’s second amended complaint. On October 25, 2005, we filed a

Allergan, Inc.
Litigation (Continued)
motion for partial summary judgment and a motion for preliminary injunction. The hearing on Klein-Becker’s motion for partial summary judgment is set for December 19, 2005. Trial has been set for May 8, 2006.
On July 13, 2004, we received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint, entitled “Allergan, Inc., Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. On July 26, 2005, the court adopted our proposed claim construction. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names us and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint seeks damages, equitable relief, attorney's fees and costs. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. A hearing on the demurrer to the second amended complaint took place on April 8, 2005. On April 19, 2005, the court sustained the pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint. On May 27, 2005, the pharmaceutical defendants filed a demurrer. The hearing on the demurrer to the third amended complaint took place on June 30, 2005. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial has been set for July 10, 2006.
On May 24, 2005, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular LS®, we and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular LS® patent, filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. In the complaint, we and Roche asked the court to find that the Acular LS® patent is valid, enforceable and infringed by Apotex’s proposed generic drug. On July 25, 2005, Apotex filed an answer to the complaint and a counterclaim against us and Roche. On August 26, 2005, we filed our response to Apotex’s counterclaim. On August 30, 2005, the court ordered this case related to the action entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” noted above.

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

Allergan, Inc.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table discloses the purchases of our equity securities during the third fiscal quarter of 2005.

					Maximum Number
				Total Number of	(or Approximate Dollar
				Shares Purchased as	Value) of Shares that May
	Total Number			Part of Publicly	Yet Be Purchased
	of Shares	Average Price Paid		Announced Plans	Under the Plans
Period	Purchased(1)	per Share		or Programs	or Programs(2)
June 25, 2005 to July 31, 2005	0	$	N/A	—	5,932,076
August 1, 2005 to August 31, 2005	0	$	N/A	—	6,460,744
September 1, 2005 to September 30, 2005	0	$	N/A	—	6,538,084
Total	0	$	N/A	—	N/A

(1)	We maintain an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of September 30, 2005, we held approximately 2.7 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.
Item 5. Other Information.
None.

Allergan, Inc.
Item 6. Exhibits
     — Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.11	Third Amendment to Rights Agreement dated as of October 19, 2005 between Allergan, Inc. and Wells Fargo Bank, National Association, as successor Rights Agent

10.51*	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.52*	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.53*	Co-Promotion Agreement, dated as of September 30, 2005, Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline

10.54*	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.55*	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.56*	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited

10.57	Transfer Agent Services Agreement dated as of October 7, 2005, by and between Allergan, Inc. and Wells Fargo Bank, National Association

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
*   Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005	ALLERGAN, INC.
/s/ Jeffrey L. Edwards
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

4.11	Third Amendment to Rights Agreement dated as of October 19, 2005 between Allergan, Inc. and Wells Fargo Bank, National Association, as successor Rights Agent

10.51*	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.52*	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.53*	Co-Promotion Agreement, dated as of September 30, 2005, Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline

10.54*	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.55*	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited

10.56*	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited

10.57	Transfer Agent Services Agreement dated as of October 7, 2005, by and between Allergan, Inc. and Wells Fargo Bank, National Association

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
*   Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.