Form 10-K
period 2005-12-31
ALLERGAN INC
filed 2006-03-06
CIK 850693

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by rule 405 of the Securities Act.     Yes ☑          No ☐.
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $11,170 million on June 24, 2005, based upon the closing price on the New York Stock Exchange on such date.
      Common Stock outstanding as of February 27, 2006 — 134,659,267 shares (including 1,032,189 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 2, 2006, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

i

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
PART I

Item 1.	Business
General Development of Our Business
      Allergan, Inc. is a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, medical aesthetics, medical dermatological and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we develop and market aesthetic-related pharmaceuticals and over-the-counter products. Within these areas, we are an innovative leader in therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We are also focusing research and development efforts on new therapeutic areas, including gastroenterology, neuropathic pain and genitourinary diseases.
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
      Our Internet website address is www.allergan.com. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.
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

      In connection with our spin-off of AMO, we entered into a manufacturing and supply agreement under which we agreed to manufacture certain products for AMO for a period of up to three years ending in June 2005. In October 2004, our board of directors approved certain restructuring activities related to the scheduled termination of our manufacturing and supply agreement. As part of the termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities. As of December 31, 2005, we substantially completed all activities related to the termination of our manufacturing and supply agreement with AMO.
      In January 2005, our board of directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development and commercial activities. Specifically, the restructuring anticipates moving key European research and development and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining our European commercial back office functions. We have incurred and anticipate that we will continue to incur restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, transition and duplicate operating expenses, contract termination costs and capital and other asset-related expenses in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicative operating expenses, will be between $46 million and $51 million, and capital expenditures will be between $3 million and $4 million.
      On December 20, 2005 we entered into a merger agreement with Inamed Corporation and our wholly owned subsidiary, Banner Acquisition, Inc., pursuant to which we intend to acquire Inamed. Inamed is a global healthcare company that develops, manufactures and markets a diverse line of products to enhance the quality of people’s lives, including breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity.
      Consistent with the terms of the merger agreement, we have made an exchange offer for all of the outstanding shares of Inamed common stock on the terms and conditions set forth in the merger agreement and to acquire any shares of Inamed common stock not acquired in the exchange offer in a second step merger. In the exchange offer, Banner Acquisition has offered to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of our common stock, at the election of the holder, subject to proration so that 45% of the aggregate Inamed shares tendered will be exchanged for cash and 55% of the aggregate Inamed shares tendered will be exchanged for shares of our common stock. Upon completion of the exchange offer, Banner Acquisition will be merged with and into Inamed in the second step merger, with Inamed surviving the merger as our wholly-owned subsidiary. The merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code. The merger agreement terminates if the exchange offer is not completed by March 30, 2006.
      Inamed had previously executed a merger agreement under which it would be acquired by Medicis Pharmaceutical Corporation. Following its receipt of our acquisition proposal and prior to executing the merger agreement with us, Inamed terminated its merger agreement with Medicis and, in accordance with the terms of that merger agreement, paid Medicis a $90 million cash termination fee.
      The exchange offer is currently scheduled to be completed on March 10, 2006. However, the exchange offer will be extended if necessary to obtain United States Federal Trade Commission, or FTC, clearance. Obtaining clearance from the FTC is the one remaining material condition to closing the exchange offer.

Our Business
      The following table sets forth, for the periods indicated, net sales for each of our specialty pharmaceutical product lines, net earnings (loss), domestic and international sales as a percentage of total net sales and domestic and international long-lived assets:

	Year Ended December 31,

	2005	2004	2003

	(in millions)
Net Sales by Product Line
Eye Care Pharmaceuticals	$1,321.7	$1,137.1	$999.5
Botox®/ Neuromodulator	830.9	705.1	563.9
Skin Care Products	120.2	103.4	109.3
Other(1)	46.4	100.0	82.7

Total	$2,319.2	$2,045.6	$1,755.4

Net earnings (loss)	$403.9	$377.1	$(52.5)

Sales
Domestic	67.5%	69.1%	70.4%
International	32.5%	30.9%	29.6%
Long-Lived Assets
Domestic	$470.7	$360.7	$343.0
International	$199.3	$197.2	$175.8

(1)	Other sales primarily consist of sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that terminated in June 2005.
      See Note 14, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning our foreign and domestic operations.
Eye Care Pharmaceutical Product Line
      We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, dry eye, inflammation, infection and allergy.
      Glaucoma. The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Inc., an independent research firm, our products for the treatment of glaucoma, including Alphagan®, Alphagan® P and Lumigan®, captured approximately 17% of the worldwide glaucoma market for the first nine months of 2005.
      Our largest selling eye care pharmaceutical products are the ophthalmic solutions Alphagan® (brimonidine tartrate ophthalmic solution) 0.2% and Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, preserved with Purite®. Alphagan® and Alphagan® P lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P is an improved reformulation of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite®. We currently market Alphagan® and Alphagan® P in over 70 countries worldwide. In September 2001, we filed a New Drug Application with the U.S. Food and Drug Administration, or FDA, for a brimonidine and timolol combination designed to treat glaucoma. In March 2005, the FDA issued an approvable letter for our brimonidine and timolol combination. During the fourth quarter of 2003, we received approval from Health Canada for our brimonidine and timolol combination, which is marketed as Combigantm. In December 2004, we received our first European approval of Combigantm in Switzerland, and in April 2005, we received marketing approval for Combigantm in the United Kingdom. In September 2005, we received a positive opinion from the European Union by way of the Mutual Recognition Process for Combigantm. The positive opinion was received in all twenty-one concerned member states in which we filed. During 2004 and 2005, we also received approvals in Brazil, Argentina, Mexico, India, Australia, Taiwan and New Zealand.
      Alphagan® and Alphagan® P combined were the third best selling glaucoma products in the world for the first nine months of 2005, according to IMS Health Inc. Combined sales of Alphagan®, Alphagan® P and Combigantm represented approximately 12% of our total consolidated sales in 2005, 13% of our total consolidated sales in 2004 and 16% of our total consolidated sales in 2003. In July 2002, based on the acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. In May 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan’s ophthalmic specialty area. Kyorin subsequently sub-licensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. Under the licensing agreement, Senju incurs associated costs, makes development and commercialization milestone payments, and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. The marketing exclusivity period for Alphagan® P expired in the United States in September 2004, although we have a number of patents covering the Alphagan® P technology that extend to 2021 in the United States and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the FDA approved the first generic form of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information regarding litigation involving Alphagan®. Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is attempting to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. In August 2005, we received FDA approval to market a new formulation of Alphagan® P (brimonidine tartrate ophthalmic solution) 0.1%, preserved with Purite® and launched the product in January 2006.
      Lumigan® (bimatoprost ophthalmic solution) 0.03% is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. Sales of Lumigan® represented approximately 12% of our total consolidated sales in 2005, 11% of our total consolidated sales in 2004 and 10% of our total consolidated sales in 2003. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. We currently sell Lumigan® in over 40 countries worldwide. In May 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., under which Senju became responsible for the development and commercialization of Lumigan® in Japan’s ophthalmic specialty area. Senju incurs associated costs, makes development and commercialization milestone payments and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. In November 2003, we filed a New Drug Application with the FDA for a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. In August 2004, we announced that the FDA issued an approvable letter regarding the Lumigan® and timolol combination, setting out the conditions, including additional clinical investigation, that we must meet in order to obtain final FDA approval. The Lumigan® and timolol combination has been filed in the European Union and is under evaluation by the European Medicines Evaluation Agency (EMEA).
      Ocular Surface Disease. In December 2002, the FDA approved Restasis® (cyclosporine ophthalmic emulsion) 0.05%, the first and currently the only prescription therapy for the treatment of chronic dry eye disease. We launched Restasis® in the United States in April 2003 under a license from Novartis for the ophthalmic use of cyclosporine. Dry eye disease is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of dry eye disease increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of dry eye disease. Effective April 19, 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis in exchange for Novartis’ worldwide rights and obligations, excluding Japan, for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. Under the royalty buy-out agreement, we will no longer be required to make royalty payments to Novartis in connection with our sales of Restasis®. In October 2005, we entered into an agreement with NPS Pharmaceuticals to promote Restasis® to rheumatologists in the United States. In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc. under which we obtained an exclusive license to develop and commercialize Inspire’s INS365 Ophthalmic, a treatment to relieve the signs of dry eye disease by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production, in exchange for royalty payments to Inspire on sales of both Restasis® and, ultimately, INS365. In December 2003, the FDA issued an approvable letter for INS365 and also requested additional clinical data. In February 2005, Inspire announced that INS365 failed to demonstrate statistically significant improvement as compared to a placebo for the primary endpoint of the incidence of corneal clearing. Inspire also announced that INS365 achieved improvement compared to a placebo for a number of secondary endpoints. Inspire filed a New Drug Application amendment with the FDA in the second quarter of 2005. In December 2005, Inspire announced that it had received a second approvable letter from the FDA in connection with INS365.
      Ophthalmic Inflammation. Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF® was the first, and currently remains the only, unit-dose, preservative-free topical non-steroidal anti-inflammatory drug in the United States. Acular PF® is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information regarding our successful patent infringement lawsuit against Apotex, Inc., et al. confirming the validity and enforceability of our intellectual property covering Acular®. Apotex, Inc. subsequently appealed that judgment and the United States Court of Appeals for the Federal Circuit (the Federal Circuit) left undisturbed the finding of infringement but remanded the matter for re-hearing by the district court on one issue. Subsequently, the Federal Circuit vacated the district court’s permanent injunction barring the sale of the generic product but indicated that we could request a preliminary injunction from the district court, which we obtained in January 2006 and which was extended in February 2006.
      In August 2003, we launched Acular LS® (ketorolac ophthalmic solution 0.4%), which is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery.
      Our product Pred Forte® remains a leading topical steroid worldwide based on 2005 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.
      Ophthalmic Infection. A leading product in the ophthalmic anti-infective market is our Ocuflox®/ Oflox®/ Exocin® ophthalmic solution. Ocuflox® has no patent protection or marketing exclusivity and faces generic competition.
      We launched Zymar® (gatifloxacin ophthalmic solution) 0.3% in the United States in April 2003. Zymar® is a fourth-generation fluoroquinilone for the treatment of bacterial conjunctivitis. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. According to Verispan, an independent research firm, Zymar® was the number one ophthalmic anti-infective prescribed by ophthalmologists in the United States in 2005.

      Allergy. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. We also co-promote Elestat® (epinastine ophthalmic solution) 0.05% in the United States under an agreement with Inspire within the ophthalmic specialty area and to allergists. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. Under the terms of the agreement, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestat® net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestat®. We have retained all international marketing and selling rights. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestat® in the United States during 2004.
Neuromodulator
      Our neuromodulator product, Botox® (Botulinum Toxin Type A), is used for a wide variety of treatments which continue to expand. Botox® is accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to cosmetic facial aesthetics. There are currently in excess of 100 therapeutic and cosmetic uses for Botox® reported in medical literature. The versatility of Botox® is based on its localized treatment effect and approximately 17 years of safety experience in large patient groups. Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in approximately 75 countries for up to 20 unique indications. Sales of Botox® represented approximately 36%, 34% and 32% of our total consolidated sales in 2005, 2004 and 2003, respectively.
      Botox®. Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States are as follows:

•	blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over;

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck in adults, along with associated pain; and

•	severe primary axillary hyperhidrosis (underarm sweating) that is inadequately managed with topical agents.
      In many countries outside of the United States, Botox® is also approved for treating hemifacial spasm, pediatric cerebral palsy, and post-stroke focal spasticity. We are currently pursuing new indication approvals for Botox® in the United States and Europe, including headache, post-stroke focal spasticity, overactive bladder and benign prostatic hypertrophy. In April 2005, we announced plans to move forward with a large Phase III clinical trial program to investigate the safety and efficacy of Botox® as a prophylactic therapy in a subset of migraine patients with chronic daily headache, and in May 2005, we reached agreement with the FDA to enter Phase III clinical trials for Botox® to treat neurogenic overactive bladder and Phase II clinical trials for Botox® to treat idiopathic overactive bladder. In December 2005, we initiated Phase II clinical trials for Botox® to treat benign prostatic hypertrophy.
      Botox® Cosmetic. The FDA approved Botox® in April 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Health Canada approved Botox® Cosmetic for similar use in Canada in April 2001 and for upper facial lines in November 2005. In 2005, we extended our previously launched direct-to-consumer marketing campaigns in Canada and the United States. These campaigns included television commercials and print advertising aimed at consumers and aesthetic specialty physicians. Currently, over 30 countries have approved the glabellar line indication for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, including Australia, Brazil, Canada, Denmark, France, Germany, Israel, Italy, Mexico, Norway, Poland, Portugal, Spain, Sweden, Switzerland and the United Kingdom. We continue to sponsor training of aesthetic specialty physicians in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®.
      In October 2005, we entered into a long-term arrangement with GlaxoSmithKline (GSK) to develop and promote Botox® in Japan and China and to co-promote GSK’s products ImitrexSTATdose System® (sumatriptan succinate) and Amerge® (naratriptan hydrochloride) in the United States. Under the terms of the arrangement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China, markets in which GSK has extensive commercial, regulatory and research and development resources, as well as expertise in neurology. We received an up-front payment and will receive payments for research and development and marketing support, and royalties on Japan and China Botox® sales. We also will manufacture Botox® for GSK as part of a long-term supply agreement and will work collaboratively to support GSK on new clinical development for Botox® and strategic marketing in those markets. In addition, we obtained the right to co-promote GSK’s products ImitrexSTATdose System® and Amerge® in the United States to neurologists for a 5-year period. ImitrexSTATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. Amerge® Tablets are approved for the acute treatment of migraine attacks with and without an aura in adults. We will receive both fixed and performance payments from GSK.
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
      Our product Avage® is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo-and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in January 2003.
      In November 2003, we filed a New Drug Application with the FDA for oral tazarotene for the treatment of moderate to very severe psoriasis. In July 2004, the FDA Joint Dermatologic & Opthalmic Drugs and Drug Safety & Risk Management Advisory Committee recommended against approval of this New Drug Application, and in September 2004, the FDA issued a non-approvable letter. In late 2005, we terminated our clinical program for oral tazarotene for the treatment of moderate to very severe psoriasis based on a cost benefit and net present value analysis.
      In January 2005, we launched Prevagetm cream, containing 1% idebenone, a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors including sun damage, air pollution and cigarette smoke. In May 2005, we entered into an exclusive co-marketing agreement with Elizabeth Arden, Inc. to globally market a new formulation of Prevagetm containing .5% idebenone, to leading department stores and other prestige cosmetic retailers. In September 2005, we began marketing Prevagetm MD, containing 1% idebenone, to physicians.
      Azelex®. Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne vulgaris. We market Azelex® cream primarily in the United States.
      M.D. Forte®. We also develop and market glycolic acid-based skin care products. Our M.D. Forte® line of alpha hydroxy acid products are marketed to physicians.

      Finacea®. Through a collaboration with Intendis, Inc. (formerly known as Berlex, Inc.) we jointly promote Intendis’ topical rosacea treatment, Finacea® (azelaic acid gel 15%). Finacea® is approved by the FDA for the treatment of rosacea and has rapidly gained a leading position in the market.
International Operations
      Our international sales have represented 32.5%, 30.9% and 29.6% of our total consolidated product net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
Sales and Marketing
      We maintain a global marketing team, as well as regional sales and marketing organizations. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, plastic surgeons and dermatologists who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological and movement disorder fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2005, we also utilized direct-to-consumer advertising for our Botox® Cosmetic and Restasis® products.
      Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, pediatricians and plastic surgeons. As of December 31, 2005, we employed approximately 1,500 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.
      U.S. sales, including manufacturing operations, represented 67.5%, 69.1% and 70.4% of our total consolidated product net sales in 2005, 2004 and 2003, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2005, 2004 and 2003 were 14.9%, 14.1% and 14.0%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2005, 2004 and 2003 were 14.2%, 13.0% and 14.2%, respectively, of our total consolidated product net sales. No other country, or single customer, generates over 10% of our total product net sales.
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
      As of December 31, 2005, we had approximately 1,100 employees involved in our research and development efforts. Our research and development expenditures for 2005, 2004 and 2003 were approximately $391.0 million, $345.6 million and $763.5 million, respectively, including expenditures on in-process research and development in connection with our 2003 acquisitions of Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc. Excluding in-process research and development expenditures, we have increased our annual investment in research and development by over $225 million in the past five years, dedicating approximately 20% of our investment in research and development to the discovery of new compounds. In 2004, we completed construction of a new $75 million research and development facility in Irvine, California, which provides us with approximately 175,000 square feet of additional laboratory space. In 2005, we completed construction of a new biologics facility on our Irvine, California campus at an aggregate cost of approximately $50 million.

      Our strategy is to develop innovative products to address unmet medical needs. Our top priorities include furthering our leadership in the field of neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and macular edema, and developing novel therapies for pain, gastroenterology, and genitourinary diseases. We plan to continue to build on our strong market positions in glaucoma and therapeutic dry eye products and dermatology products for acne and psoriasis, and to explore new therapeutic areas that are consistent with our specialty pharmaceutical focus.
      Eye Care Research and Development. Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma, and dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained Posurdex®, a novel drug delivery technology for use with compounds to treat diseases, including macular edema and age-related macular degeneration. We have subsequently begun Phase III studies for Posurdex® for macular edema associated with diabetes and retinal vein occlusion. In March 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd. (Sanwa) to develop and commercialize Posurdex® for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Posurdex® in Japan and associated costs. Sanwa pays us a royalty based on net sales of Posurdex® in Japan, makes development and commercialization milestone payments and reimburses us for certain expenses associated with our continuing Phase III studies outside of Japan. We will work collaboratively with Sanwa on the clinical development of Posurdex®, as well as overall product strategy and management. In September 2005, we entered into a multi-year alliance with Sirna Therapeutics, Inc. to develop Sirna-027, a novel RNAi-based therapeutic currently in clinical trials for age-related macular degeneration, and to discover and develop other novel RNAi-based therapeutics against select gene targets for ophthalmic diseases.
      Neuromodulator Research and Development. We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We are focused on both expanding the approved indications for Botox® and pursuing new neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, headache, brow furrow and urologic conditions including overactive bladder. In collaboration with Syntaxin, a newly formed company, whose technology was contributed by the United Kingdom government’s Health Protection Agency, we are focused on engineering neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing and the next generation of neuromodulator products.
      Skin Care Research and Development. In late 2005, we terminated our clinical program for oral tazarotene for the treatment of moderate to very severe psoriasis based on a comprehensive cost benefit and net present value analysis which demonstrated that research and development resources should be directed to more valuable opportunities in our pipeline.
      Other Areas of Research and Development. We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as our Phase II clinical trials for the use of alpha agonists for the treatment of neuropathic pain. Additionally, we are conducting Phase II clinical trials for a novel proton pump inhibitor designed to reduce excess stomach acid secretion.
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

Manufacturing
      We manufacture the majority of our commercial products in our own plants located in Waco, Texas; Westport, Ireland; and Guarulhos, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us. However, the revenues from these products are not material to our operating results.
      We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other raw materials from qualified domestic and international sources. These raw materials consist of active pharmaceutical ingredients, pharmaceutical excipients, and packaging components. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate sourcing endeavor that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients, we are a niche purchaser of specialty chemicals, which, in certain cases, are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.
Competition
      The pharmaceutical industry is highly competitive and requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
      Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Pfizer, Novartis Ophthalmics and Merck & Co., Inc. For our eye care products to be successful, we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective.
      Our skin care business competes against a number of companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, a joint venture between Nestle and L’Oreal, Medicis, Connetics, Novartis, Schering-Plough Corporation and Johnson & Johnson, most of which have greater resources than us. With respect to neuromodulators, until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. We believe that Beaufour Ipsen Ltd. intends to seek FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and approval of Dysport®/Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals received approval from German authorities for a botulinum toxin and launched its product in July 2005, and a Korean company is conducting Phase III clinical trials for a botulinum toxin in Korea. This product received exportation approval from Korean authorities in early 2005.
      In addition, we also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is currently attempting to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product.
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
      The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application, which must become effective before clinical trials may begin; and performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and regulations for informed consent. Approval by the FDA of a New Drug Application, or NDA, is required prior to marketing a new drug, and approval of a Biologics License Application, or BLA, is required before a biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and effectiveness of the product based on results of product development, preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.
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
      Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products were amended in May 2004 and are now effective. The amended procedures are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.
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
Patents, Trademarks and Licenses
      We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents relating to Lumigan®, Acular® and Alphagan® P, no one patent or license is currently of material importance in relation to our overall sales. The U.S. compound and ophthalmic use patents covering Lumigan® currently expire in 2015. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in 2009 and in 2008 in Europe. The U.S. patents covering the commercial formulation of Alphagan® P expire in 2012 and 2021 and in 2009 in Europe, with corresponding patents pending.
      Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product at lower cost, without having had to incur significant research and development costs in formulating the product. In addition, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. It is impossible to anticipate the breadth or degree of protection that any such patents will afford, or that any such patents will not be successfully challenged in the future. Accordingly, our patents may not prevent other companies from developing substantially identical products. Hence, if our patent applications are not approved or, even if approved, such patents are circumvented, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products, in which case our ability to commercially exploit these products may be diminished.
      Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current intellectual property litigation.
      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See Item 1A. “Risk Factors” of this report.
      We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products. Any failure to adequately protect our rights in our various trademarks and service marks from infringement, could result in a loss of their value to us. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by an infringement. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. These agreements may be breached or become unenforceable, and we may not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors, resulting in increased competition for our products.
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
Employee Relations
      At December 31, 2005, we employed approximately 5,055 persons throughout the world, including approximately 2,789 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers
      Our executive officers and their ages as of March 1, 2006 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	52	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	50	President, Allergan
James F. Barlow	47	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	48	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	45	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Douglas S. Ingram, Esq.	43	Executive Vice President, General Counsel and Secretary
Scott M. Whitcup, M.D.	46	Executive Vice President, Research & Development
Roy J. Wilson	50	Executive Vice President, Human Resources and Information Technology
      Officers are appointed by and hold office at the pleasure of the Board of Directors.
      Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., a predecessor to Novartis, Minneapolis, Minnesota and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery-Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, Edwards Lifesciences Corporation, a publicly traded company focused on products and technologies to treat advanced cardiovascular disease, Pacific Mutual Holding Company, a leading California-based life insurer, the ultimate parent company of Pacific Life and Pacific LifeCorp, the parent stockholding company of Pacific Life. Mr. Pyott is a member of the Directors’ Board of the University of California, Irvine (UCI) The Paul Merage School of Business and is chair of the Chief Executive Roundtable for UCI. Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute, and the Directors’ Board of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, the Cosmetic Surgery Foundation and as a member of the Advisory Board for the Foundation of the American Academy of Ophthalmology.
      Mr. Ball has been President, Allergan since February 2006. Mr. Ball was Executive Vice President and President, Pharmaceuticals from October 2003 until February 2006. Prior to that, Mr. Ball was Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined Allergan in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, a multinational pharmaceutical company, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories. Mr. Ball serves on the board of directors of SimpleTech, Inc., a publicly traded manufacturer and marketer of computer memory and hard drive storage solutions.
      Mr. Barlow has been Senior Vice President, Corporate Controller since February 2005. Mr. Barlow joined Allergan in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a division of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn’s International, Inc., a supplier of automotive and industrial components and specialty chemicals, from July 1990 to September 2000. Before working for Wynn’s International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for the accounting firm Deloitte, Haskins and Sells.
      Mr. Diradoorian has served as Allergan’s Executive Vice President, Global Technical Operations since February 2006. From April 2005 to February 2006, Mr. Diradoorian served as Senior Vice President, Global Technical Operations. From February 2001 to April 2005, Mr. Diradoorian served as Vice President, Global Engineering and Technology. Mr. Diradoorian joined Allergan in July 1981. Prior to joining Allergan, Mr. Diradoorian held positions at American Hospital Supply and with the Los Angeles Dodgers baseball team.
      Mr. Edwards has been Executive Vice President, Finance and Business Development, Chief Financial Officer since September 2005. Prior to that, Mr. Edwards was Corporate Vice President, Corporate Development since March 2003 and previously served as Senior Vice President Treasury, Tax, and Investor Relations. He joined Allergan in 1993. Prior to joining Allergan, Mr. Edwards was with Banque Paribas and Security Pacific National Bank, where he held various senior level positions in the credit and business development functions.
      Mr. Ingram has been Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2003 and currently manages the Global Legal Affairs organization, the Regulatory Affairs organization, Compliance and Internal Audit, Corporate Communications and Global Trade Compliance. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Associate General Counsel from August 1998, Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher. Mr. Ingram serves as a member of the board of directors of Volcom, Inc. a publicly traded designer and distributor of clothing and accessories, and a member of the board of directors of ECC Capital Corporation, the parent company of Encore Credit Corporation, a publicly traded mortgage finance company.
      Dr. Whitcup has been Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/ David Geffen School of Medicine at the University of California at Los Angeles. Dr. Whitcup serves on the board of directors of Avanir Pharmaceuticals, a publicly traded pharmaceutical company.
      Mr. Wilson joined Allergan in April 2004 as Executive Vice President Human Resources, and became Executive Vice President, Human Resources and Information Technology in September 2005. Prior to joining Allergan, Mr. Wilson held positions with Texas Instruments, a publicly traded manufacturer and distributor of semiconductors and electronic equipment, Schlumberger Ltd., a publicly traded oilfield services company, and Pearle Vision, a retail optical products and services company, where he served as Senior Vice President and Chief Administrative Officer, Compaq Computer, a manufacturer and distributor of computers and other electronic equipment, where he served as Vice President of Human Resources, and at BMC Software, a publicly traded software company, where he served as Senior Vice President of Human Resources and Administration. From April 2001 to April 2004, Mr. Wilson managed a human capital consulting firm centered on executive compensation and organization effectiveness. Mr. Wilson previously served on the boards of Texas A&M University — Mays Business School, TEXCHANGE, University of Houston.

Item 1A.	Risk Factors
      We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business.

We operate in a highly competitive business.
      The pharmaceutical industry is highly competitive and requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals.
      Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
      It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to develop products which are more effective. For instance, for our eye care products to be successful, we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. Similarly, if we fail to make sufficient investments in research and development programs, our current and planned products could be surpassed by more effective or advanced products developed by our competitors.
      Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications and approval of Dysport®/Reloxin® for cosmetic indications. While Beaufour Ipsen previously licensed Dysport®/Reloxin® to Inamed for the cosmetic indication in the United States, it will regain its licensed rights from Inamed in connection with our acquisition of Inamed. It is our belief that Beaufour Ipsen will likely relicense its rights to a partner in the United States, which license could include other geographic regions and indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. Also, Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals received approval from German authorities for a botulinum toxin and launched its product in July 2005, and a Korean company is conducting Phase III clinical trials for a botulinum toxin in Korea. This product received exportation approval from Korean authorities in early 2005. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

      If our acquisition of Inamed is consummated, our principal competitor in the United States for breast implants will be Mentor Corporation. Mentor announced that it received an “approvable letter” from the FDA for its silicone breast implants in July 2005. If Mentor receives approval to market and sell silicone breast implants in the United States before we do, their silicone breast implants would be the only approved silicone breast implants in the United States, giving Mentor a competitive advantage over us in the United States breast implant market, at least in the short term. In addition, Medicis Corporation began marketing Restylane®, a dermal filler, in January 2004. Through our purchase of Inamed, we will acquire Juvéderm®, a non-animal, hyaluronic acid-based dermal filler. Juvéderm® is not yet approved by the FDA for sale in the United States. Inamed began a clinical study of Juvéderm® in the United States during in the fourth quarter of 2004 and completed the filing of a premarket approval application with the FDA in December 2005. We cannot assure you that Inamed will receive approval to market Juvéderm® in the United States, or if Juvéderm® is approved, that Juvéderm® will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.
      We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is currently attempting to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan®P product.

Changes in the consumer marketplace and economic conditions may adversely affect sales or product margins of Botox® or Botox® Cosmetic.
      Botox® Cosmetic is a consumer product. If we fail to anticipate, identify or to react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the temporary improvement in the appearance of moderate to severe glabellar lines, we may experience a decline in demand for Botox® Cosmetic. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports and publicity regarding the efficacy, safety or side effects of Botox® Cosmetic. Consumer perceptions of Botox® Cosmetic may be negatively impacted by these reports and for other reasons, including the use of unapproved botulinum toxins that result in injury, which may cause demand to decline.
      Demand for Botox® Cosmetic may also be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for Botox® Cosmetic could be adversely affected.
      Changes in applicable tax laws may adversely affect sales or product margins of Botox® or Botox® Cosmetic. Because Botox® and Botox® Cosmetic are pharmaceutical products, we generally do not collect or pay state sales or other tax on sales of Botox® or Botox® Cosmetic. We could be required to collect and pay state sales or other tax associated with prior, current or future years on sales of Botox® or Botox® Cosmetic. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay state sales or other tax associated with current or future years on sales of Botox® or Botox® Cosmetic, our sales of, or our product margins on, Botox® or Botox® Cosmetic could be adversely affected due to the increased cost associated with those products.

We could experience difficulties obtaining or creating the raw material needed to produce our products and interruptions in the supply of raw materials could disrupt our manufacturing and cause our sales and profitability to decline.
      The loss of a material supplier or the interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. If we experience difficulties acquiring sufficient quantities of these materials from our existing suppliers, or if our suppliers are found to be non-compliant with the cGMPs, obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply products, which could cause our sales and profitability to decline. In addition, the manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.
      If we consummate the Inamed acquisition, we will rely on a single supplier for silicone raw materials used in some of our products. We will also depend on third party manufacturers for silicone molded components and facial aesthetics product lines, with the exclusion of the bovine and human-based collagen products. These third party manufacturers must maintain compliance with FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practice requirements for medical devices. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decease in our revenues.

Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve regulatory approval for commercialization.
      For our business model to be successful, we must continually develop, test and manufacture new products or achieve new indications for the use of our existing products. Prior to marketing, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the United States and abroad. The development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products, including legal actions brought by our competitors. To obtain approval or clearance of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. Even if we believe that the data collected from clinical trials of new indications for our existing products or for our product candidates are promising, the FDA may find such data to be insufficient to support approval of the new indication or product. The FDA can delay, limit or deny approval of a new indication or product candidate for many reasons, including:

•	a determination that the new indication or product candidate is not safe and effective;
•	the FDA may interpret our preclinical and clinical data in different ways than we do;
•	the FDA may not approve our manufacturing processes or facilities;
•	the FDA may require us to perform post-marketing clinical studies; or
•	the FDA may change its approval policies or adopt new regulations.
      Products that we are currently developing, other future product candidates or new indications for our existing products may or may not receive the regulatory approvals necessary for marketing or may receive such approvals only after delay or unanticipated costs. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with cGMPs and QSR.
      Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigantm, Restasis®, Acular LS®, Zymar®, Botox® and, if we consummate our acquisition of Inamed and, if approved by the FDA, Juvéderm® and breast implant products, as well as FDA approval of new indications for Botox®, and new products such as our Lumigan®/timolol combination, Posurdex® and memantine. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be approved by the FDA for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

Our product development efforts may not result in commercial products.
      We intend to continue an aggressive research and development program. Successful product development in the pharmaceutical industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;
•	the product candidate was not effective in treating a specified condition or illness;
•	the product candidate had harmful side effects in humans or animals;
•	the necessary regulatory bodies, such as the FDA, did not approve the product candidate for an intended use;
•	the product candidate was not economical for us to manufacture and commercialize;
•	other companies or people have or may have proprietary rights to the product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all;
•	the product candidate is not cost effective in light of existing therapeutics; and
•	certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities.
      Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, our oral formulation of tazarotene for the treatment of moderate to very severe psoriasis. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

If we are unable to obtain and maintain adequate protection for our intellectual property rights associated with the technologies incorporated into our products, our business and results of operations could suffer.
      Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to those products. Generic drug manufacturers are currently challenging the patents covering certain of our products and we expect that they will continue to do so in the future.
      We believe that the protection of our trademarks and service marks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, their value to us could be lost or diminished. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by an infringement. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.
      Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial and can preclude or delay commercialization of products. Such litigation also could require a substantial commitment of our management’s time. For certain of our product candidates, third parties may have patents or pending patents that they claim prevent us from commercializing certain product candidates in certain territories. Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. For additional information on our material patents see “Patents, Trademarks and Licenses” in Item 1 of Part I of this report, “Business.”

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.
      In the United States, some of our products are subject to competition from lower priced versions of our products and competing products from Canada, Mexico and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. These foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.
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
      The design, development, manufacture and sale of our products involve an inherent risk of product liability or other claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims and lawsuits. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. We cannot assure you that we will not in the future experience material losses due to product liability claims, lawsuits, product recalls or corrections.
      If we consummate our acquisition of Inamed, we will assume Inamed’s product liability risks. Inamed has in the past and continues to be a manufacturer of breast implant products. The manufacture and sale of breast implant products entails risk of product liability claims. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy. Additionally, Inamed is seeking to reintroduce silicone breast implants in the United States. If it obtains FDA approval to market silicone breast implants for breast augmentation, such approval may come with significant restrictions and requirements, including the need for a patient registry, follow up MRI’s, and substantial Phase IV clinical trial commitments. We also face a substantial risk of product liability claims from our current eye care, neuromodulator and skin care products and, upon our acquisition of Inamed, may face similar risks associated with Inamed’s obesity intervention and facial aesthetics products.
      Additionally, our pharmaceutical and aesthetic products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Negative publicity concerning the safety of our products may harm our sales and we may be forced to withdraw products.
      Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, eye care pharmaceuticals, skin care products, and, if we consummate our acquisition of Inamed, breast implants, obesity intervention products and facial dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity — whether accurate or inaccurate — about our products, based on, for example, news about Botox®, breast implant litigation or regulatory activities and developments, whether involving us or a competitor, or new government regulation, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Health care initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.
      Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, which could result in lower prices and/or a reduction in demand for our products. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. The MMA also established a competitive acquisition program, or CAP, in which physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors have been selected based on criteria that include their bid price. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Under a new rule, implementation of the CAP will begin in July 2006.
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
      We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that international, federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Such measures or other health care system reforms that are adopted could have a material adverse effect on our ability to commercialize successfully our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.
      In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our revenues and profitability.

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
      Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	adverse changes in tariff and trade protection measures;
•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	differing labor regulations;
•	changing economic conditions in countries where our products are sold or manufactured or in other countries;
•	differing local product preferences and product requirements;
•	exchange rate risks;
•	restrictions on the repatriation of funds;
•	political unrest and hostilities;
•	differing degrees of protection for intellectual property; and
•	difficulties in coordinating and managing foreign operations.
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
      We cannot assure you that our products will not infringe patents or other intellectual property rights held by third parties. In the event we discover that we may be infringing third party patents or other intellectual property rights, we may not be able to obtain licenses from those third parties on commercially attractive terms or at all. We may have to defend, and have recently defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for information concerning our current intellectual property litigation.

The consolidation of drug wholesalers and other wholesaler actions could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.
      We sell our pharmaceutical products primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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
      Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including Allergan, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the cGMPs and QSR regulations. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.
      The process for obtaining governmental approval to manufacture and to commercialize pharmaceutical and medical device products is rigorous, typically takes many years and is costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and distributing our products. We may fail to obtain approval from the FDA or other governmental authorities for our product candidates, or we may experience delays in obtaining such approvals, due to varying interpretations of data or our failure to satisfy rigorous efficacy, safety and manufacturing quality standards. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.
      Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical and biological products. In particular, the FDA has expressed concern regarding the pharmaceutical industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical, biologic and medical device products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical, biologic or medical device products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.
      From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
      The Federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.
      Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the July 2002 PhRMA Code on Interactions with Healthcare Professionals.
      Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For example, we and several other pharmaceutical companies are currently subject to suits by governmental entities in several jurisdictions, including Massachusetts, New York and Alabama alleging that we and these other companies, through promotional, discounting and pricing practices reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report best prices as required by federal and state rebate statutes, resulting in the plaintiffs overpaying for certain medications. If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.

If our collaborative partners do not perform, we will be unable to develop and market products as anticipated.
      We have entered into collaborative arrangements with third parties to develop and market certain products, including our partnership with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States. We cannot assure you that these collaborations will be successful, lead to significant sales of our products in our partners’ territories or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.
      Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in marketing our products or electing whether or not to pursue any of the planned activities. We cannot fully control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products to the detriment of our collaboration. In addition, our partners may not perform their obligations as expected. Business combinations, significant changes in a collaborative partner’s business strategy, or its access to financial resources may adversely affect a partner’s willingness or ability to complete its obligations. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partners were to terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, we could be materially and adversely affected.

Changes in financial accounting standards to share-based payments are expected to have a significant effect on our reported results.
      The Financial Accounting Standards Board recently issued a revised standard that requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. As a result, our adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility. In addition, although we have historically provided in the notes to our financial statements pro forma earnings information showing what our results would have been had we been recording compensation expense for such awards, the amount of such expense was not reflected in our financial results. Consequently, when we begin recording such compensation expense in 2006, the period over period comparisons will be significantly affected by the inclusion of such expense in 2006 and the absence of such expense from prior periods. If investors do not appropriately consider these changes in accounting rules, the price at which our stock is traded could be adversely affected.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
      We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit), changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

Our merger with Inamed may not be consummated, may not have the benefits we expect or may disrupt our business.
      The impact of our pending acquisition of Inamed, including our ability to obtain governmental approvals for the acquisition on the terms and schedule agreed to in the agreement and plan of merger executed on December 20, 2005 between Inamed and us may result in any or all of the following risks: the businesses will not be integrated successfully; the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected; and disruption from the acquisition, which could harm relationships with our current customers, employees or suppliers and effect our pricing, spending, third-party relationships and revenues.

Antitrust authorities may attempt to delay or prevent our acquisition of Inamed.
      We made a premerger filing under the Hart Scott Rodino Act, or the HSR Act, with the Federal Trade Commission, or FTC, and the Antitrust Division of the Department of Justice, or DOJ, on November 15, 2005. On December 15, 2005, we received a request for additional information and documentary material, referred to as a second request, from the FTC, pursuant to the HSR Act, in connection with the Inamed acquisition. The effect of the second request is to extend the waiting period imposed by the HSR Act until thirty days after we have substantially complied with such request. Until the applicable waiting period under the HSR Act expires or is terminated, we may not purchase any shares of Inamed.
      In order to minimize any potential antitrust issues, we agreed to immediately divest Reloxin®, Inamed’s neuromodulator licensed from Beaufour Ipsen, in connection with the merger. Inamed and Beaufour Ipsen have entered into a termination agreement pursuant to which, subject to the consummation of our acquisition of Inamed and certain other conditions, all rights related to Reloxin® previously granted by Beaufour Ipsen to Inamed would be returned to Beaufour Ipsen, and all worldwide rights in the Reloxin® trademark would be assigned to Beaufour Ipsen. However, we cannot provide any assurance that the necessary approvals will be obtained or that there will not be any adverse consequences to our business or the business of Inamed resulting from conditions that could be imposed in connection with obtaining these approvals, including other divestitures or operating restrictions upon Inamed or on us following consummation of the merger. The merger is conditioned upon the receipt of all required antitrust approvals or clearances for our acquisition of Inamed, without our, Inamed’s or any of our subsidiaries being required to meet any condition or restriction that would be materially adverse to the combined company, other than the divestiture of Reloxin®, and no court or other authority prohibiting the consummation of the merger.

Uncertainties exist in integrating Inamed’s business and operations into our own.
      We intend to integrate certain of Inamed’s functions and operations into our own. Although we believe the integration will be efficiently completed, there can be no assurance that we will be successful. There will be inherent challenges in integrating our operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of Inamed into our own include, among other things:

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;
•	conforming information technology systems;
•	consolidating corporate and administrative infrastructures;
•	consolidating sales and marketing operations;
•	retaining existing customers and attracting new customers;
•	retaining key employees;
•	identifying and eliminating redundant and underperforming operations and assets;
•	minimizing the diversion of management’s attention from ongoing business concerns;
•	coordinating geographically dispersed organizations;
•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
      If we are not able to adequately address these challenges, we may be unable to successfully integrate Inamed’s operations into our own, or to realize the anticipated benefits of the integration of the two companies. Actual cost and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      Outside of the United States, we own and operate two facilities for manufacturing and warehousing. One such facility is located in Brazil and the other facility is located in Ireland. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, Germany, Hong Kong, Ireland, Italy, Japan, Spain and the United Kingdom; and owned facilities for administration and research and development in France.

Item 3.	Legal Proceedings
      We are involved in various lawsuits and claims arising in the ordinary course of business.
      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, we and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in our favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On August 13, 2005, Apotex filed a motion to vacate the injunction pending resolution of the remand from the United States Court of Appeals for the Federal Circuit on the obviousness. On October 28, 2005, the court denied Apotex’s motion. On November 4, 2005, Apotex filed a Notice of Appeal on the court’s ruling regarding the motion to vacate injunction. On November 16, 2005, Apotex filed with the United States Court of Appeals for the Federal Circuit an Emergency Motion for Stay of Plaintiffs’ Injunction Pending Appeal. On December 15, 2005, the United States Court of Appeals for the Federal Circuit granted Apotex’s motion, ruling that the permanent injunction had been vacated by its remand to the district court. Accordingly, on December 16, 2005, we filed a motion for temporary restraining order and preliminary injunction with the United States District Court for the Northern District of California. On December 29, 2005, the court granted our motion for a temporary restraining order. In its order, the court ruled that the defendants are restrained and enjoined, pending the court’s decision as to whether a preliminary injunction should issue, from commercially manufacturing, using, offering to sell, or selling within the United States or importing into the United States, the generic version of Acular®. On February 23, 2006, the court held a hearing on our motion for preliminary injunction and on the defendants’ obviousness challenge to the validity of the patent at issue. The court extended the temporary restraining order currently in place until the court issues its order regarding the defendants’ challenge to the validity of the patent at issue based on obviousness. On June 29, 2001, we filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 was continued to July 21, 2006.
      On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against us for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that we interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, we filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain us from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part our motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss our claims. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. On August 4, 2005, Klein-Becker filed a Motion for Partial Summary Judgment. On August 24, 2005, the court granted Klein-Becker’s motion to amend the scheduling order and Klein-Becker’s motion for leave to amend the first amended complaint. On September 16, 2005, Klein-Becker filed its second amended complaint asserting claims for cancellation of registered trademark, false advertising and unfair competition, intentional interference with potential and existing contractual relations, and seeking declaratory relief. On October 7, 2005, we filed our response to the second amended complaint and a motion to dismiss certain claims in Klein-Becker’s second amended complaint. On October 25, 2005, we filed a Motion for Partial Summary Judgment and a Motion for Preliminary Injunction. In response to our Motion for Partial Summary Judgment, Klein-Becker requested that it be permitted to take additional discovery, which request was granted. The hearing on Klein-Becker’s Motion for Partial Summary Judgment was heard on December 19, 2005 and the court took the motion under submission, but denied our motion for Preliminary Injunction. Subsequently, the court granted our motion to submit additional evidence in response to Klein-Becker’s Motion for Partial Summary Judgment. On February 22, 2006, the court granted our motion to dismiss Klein-Becker’s claims for cancellation of registered trademark and unfair competition under state law. The court denied our motion to dismiss as to Klein-Becker’s federal false advertising and unfair competition claim. The court also denied Klein-Becker’s motion to file a Third Amended Complaint, in which Klein-Becker attempted to add Elizabeth Arden as a party and include a claim against Elizabeth Arden and us regarding the Prevage product. The court granted our motion as to a separate Motion for Partial Summary Judgment that Klein-Becker filed. Trial is scheduled for May 8, 2006, but Klein-Becker has filed a motion to continue the trial date to October 2006.
      On July 13, 2004, we received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to us or our wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, we filed a complaint, entitled “Allergan, Inc. and Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against us. On September 23, 2004, we filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. On July 26, 2005, the court adopted our proposed claim construction. On December 8, 2005, the court denied Alcon’s Motion for Summary Judgment. On January 17, 2006, the court denied Alcon’s motion for leave to amend its answer to the complaint and counterclaim. On January 31, 2006, Alcon filed a motion for reargument or reconsideration of its motion for leave to amend its answer to the complaint and counterclaim. On February 14, 2006, the court denied Alcon’s motion. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
      On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names us and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint seeks damages, equitable relief, attorney’s fees and costs. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. On April 19, 2005, the court sustained the pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint. On May 27, 2005, the pharmaceutical defendants filed a demurrer. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuti-

cals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial is scheduled for September 25, 2006.
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

	2005			2004

Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$69.60	$81.16	$0.10	$75.65	$90.21	$0.09
Second	69.01	86.29	0.10	83.13	92.61	0.09
Third	83.36	95.43	0.10	69.05	90.36	0.09
Fourth	85.90	110.50	0.10	66.78	82.10	0.09
      Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”
      The approximate number of stockholders of record was 5,900 as of February 8, 2006.
      On January 31, 2006, our board of directors declared a cash dividend of $0.10 per share, payable March 14, 2006 to stockholders of record on February 17, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans
      The information included under Item 12 of Part III of this report is hereby incorporated by reference into this Item 5 of Part II of this report.
Issuer Purchases of Equity Securities
      The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2005.

				Total Number of	Maximum Number (or
				Shares Purchased	Approximate Dollar
	Total Number			as Part of Publicly	Value) of Shares that may
	of Shares	Average Price		Announced Plans	yet be Purchased Under
Period	Purchased(1)	Paid per Share		or Programs	the Plans or Programs(2)

October 1, 2005 to October 31, 2005	0	$	N/A	0	6,553,073
November 1, 2005 to November 30, 2005	0	$	N/A	0	7,403,091
December 1, 2005 to December 31, 2005	0	$	N/A	0	7,769,078
Total	0	$	N/A	0	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2005, the Company held approximately 1.4 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in millions, except per share data)
Summary of Operations
Product net sales	$2,319.2	$2,045.6	$1,755.4	$1,385.0	$1,142.1
Research service revenues (primarily from a related party through April 16, 2001)	—	—	16.0	40.3	60.3
Operating costs and expenses:
Cost of product sales	399.6	386.7	320.3	221.7	198.1
Cost of research services	—	—	14.5	36.6	56.1
Selling, general and administrative	913.9	778.9	697.2	623.8	481.0
Research and development	391.0	345.6	763.5	233.1	227.5
Technology fees from related party	—	—	—	—	(0.7)
Legal settlement	—	—	—	118.7	—
Restructuring charge (reversal) and asset write-offs, net	43.8	7.0	(0.4)	62.4	(1.7)

Operating income (loss)	570.9	527.4	(23.7)	129.0	242.1
Non-operating income (loss)	28.3	4.7	(5.8)	(39.2)	18.2

Earnings (loss) from continuing operations before income taxes and minority interest	599.2	532.1	(29.5)	89.8	260.3
Earnings (loss) from continuing operations	403.9	377.1	(52.5)	64.0	171.2
Earnings from discontinued operations	—	—	—	11.2	54.9
Net earnings (loss)	$403.9	$377.1	$(52.5)	$75.2	$224.9
Basic earnings (loss) per share:
Continuing operations	$3.08	$2.87	$(0.40)	$0.49	$1.30
Discontinued operations	—	—	—	0.09	0.42
Diluted earnings (loss) per share:
Continuing operations	$3.01	$2.82	$(0.40)	$0.49	$1.29
Discontinued operations	—	—	—	0.08	0.40

Cash dividends per share	$0.40	$0.36	$0.36	$0.36	$0.36

Financial Position
Current assets	$1,825.6	$1,376.0	$928.2	$1,200.2	$1,114.8
Working capital	781.6	916.4	544.8	796.6	710.4
Total assets	2,850.5	2,257.0	1,754.9	1,806.6	2,046.2
Long-term debt	57.5	570.1	573.3	526.4	444.8
Total stockholders’ equity	1,566.9	1,116.2	718.6	808.3	977.4
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
      This financial review presents our operating results for each of the three years in the period ended December 31, 2005, and our financial condition at December 31, 2005. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A. “Risk Factors” of this report. In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

Revenue Recognition
      We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.8 million and $1.3 million at December 31, 2005 and 2004, respectively. Provisions for cash discounts deducted from consolidated sales in 2005, 2004 and 2003 were $26.6 million, $22.5 million and $20.0 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at December 31, 2005 and 2004 were $5.1 million and $5.8 million, respectively. Provisions for sales returns deducted from consolidated sales were $30.6 million, $25.4 million and $28.2 million in 2005, 2004 and 2003, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
      Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at December 31, 2005 and 2004 were $71.9 million and $61.4 million, respectively. The $10.5 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at December 31, 2005 compared to December 31, 2004 and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $167.4 million, $144.7 million and $123.5 million in 2005, 2004 and 2003, respectively. The increase in the provision for sales rebates and other incentive programs during 2005 and 2004 compared to the corresponding prior year is primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebates and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $3 million to $4 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
      We recognize license fees as other income based on the facts and circumstances of each licensing agreement. In general, we recognize income upon the signing of a license agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after granting the license. We defer income under license agreements when we have further obligations that indicate that a separate earnings process has not culminated.

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
      Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost is 8.25% for 2005, which is the same rate used for 2004 and 2003. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the rate of return on assets assumption would increase our expected 2006 U.S. pre-tax pension benefit cost by approximately $0.8 million.
      The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2005 is 5.60%, which represents a 0.35 percentage point decline from our December 31, 2004 rate of 5.95%. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) and a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2006 U.S. pre-tax pension benefit costs by approximately $1.9 million and increase our U.S. pension plans’ projected benefit obligations at December 31, 2005 by approximately $15.7 million.

Income Taxes
      Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development, or R&D, tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax contingen-

cies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.
      Valuation allowances against our deferred tax assets were $44.1 million and $51.9 million at December 31, 2005 and 2004, respectively. Changes in the valuation allowances are a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at December 31, 2005 compared to December 31, 2004 is primarily due to a decrease in the valuation allowance due to a change in the estimate of the amount of realizable deferred tax assets in Japan stemming from the recent licensing agreement with GlaxoSmithKline, partially offset by an increase in the valuation allowance related to deferred tax assets for certain capitalized intangible assets. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.
      We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in such operations. At December 31, 2005, we had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.
      During 2005, in connection with the American Jobs Creation Act of 2004, or the Act, we repatriated $674.0 million in extraordinary dividends, as defined by the Act, from unremitted foreign earnings that were previously considered permanently reinvested by certain non-U.S. subsidiaries. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on our historical repatriation levels, as defined by the Act. The tax effect of the base amount of dividends is included in our estimated annual effective tax rate. Also during 2005, we decided to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested. Based upon our repatriation activities during 2005, we recorded estimated tax liabilities of $29.9 million and $19.7 million associated with the repatriation of the $674.0 million in extraordinary dividends and the $85.8 million in additional dividends above the base and extraordinary dividend amounts, respectively.
      During 2005, we reduced our reserves for uncertain tax positions and related provision for income taxes by $24.1 million primarily due to a change in estimate resulting from the resolution of several significant uncertain income tax audit issues, including transfer prices, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. The change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.

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
      During 2003, we acquired Oculex Pharmaceuticals, Inc., or Oculex, and Bardeen Sciences Company, LLC, or Bardeen, for aggregate purchase prices of approximately $223.8 million and $264.6 million,

respectively. The prices were allocated to identified assets acquired and liabilities assumed based on their estimated fair values as of the respective transaction dates. The Oculex transaction was determined to be a business combination, while the Bardeen transaction was considered to be an asset acquisition and not a business combination. Accordingly, we have provided pro forma financial information in our financial statements to reflect the effect of the Oculex transaction on our historical operating results, but have not done so for the Bardeen transaction. See Note 3, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report.
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
Operations
      Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical products for the ophthalmic, neurological, dermatological and other specialty markets. We employ approximately 5,055 persons around the world. We are an innovative leader in therapeutic and over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
Results of Operations
      We currently operate our business on the basis of a single reportable segment — specialty pharmaceuticals. We produce a broad range of ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.
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

      The following tables compare net sales by product line and certain selected products for the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2005	2004	Total	Performance	Currency	Total	Performance	Currency

		(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$1,321.7	$1,137.1	$184.6	$170.3	$14.3	16.2%	15.0%	1.2%
Botox/Neuromodulator	830.9	705.1	125.8	118.1	7.7	17.8%	16.7%	1.1%
Skin Care	120.2	103.4	16.8	16.7	0.1	16.2%	16.2%	n/a

Total	2,272.8	1,945.6	327.2	305.1	22.1	16.8%	15.7%	1.1%
Other*	46.4	100.0	(53.6)	(53.8)	0.2	(53.6)%	(53.8)%	0.2%

Total net sales	$2,319.2	$2,045.6	$273.6	$251.3	$22.3	13.4%	12.3%	1.1%

Domestic	67.5%	69.1%
International	32.5%	30.9%
Selected Product Sales:
Alphagan P, Alphagan and Combigan	$277.2	$268.9	$8.3	$6.1	$2.2	3.1%	2.3%	0.8%
Lumigan	267.6	232.9	34.7	32.5	2.2	14.9%	13.9%	1.0%
Other Glaucoma	18.0	19.1	(1.1)	(1.6)	0.5	(5.9)%	(8.5)%	2.6%
Restasis	190.9	99.8	91.1	90.9	0.2	91.2%	91.0%	0.2%

	Year Ended
	December 31,		Change in Net Sales			Percent Change in Net Sales

	2004	2003	Total	Performance	Currency	Total	Performance	Currency

		(in millions)
Net Sales by Product Line:
Eye Care Pharmaceuticals	$1,137.1	$999.5	$137.6	$111.1	$26.5	13.8%	11.1%	2.7%
Botox/Neuromodulator	705.1	563.9	141.2	126.2	15.0	25.0%	22.4%	2.7%
Skin Care	103.4	109.3	(5.9)	(6.0)	0.1	(5.4)%	(5.5)%	0.1%

Total	1,945.6	1,672.7	272.9	231.3	41.6	16.3%	13.8%	2.5%
Other*	100.0	82.7	17.3	17.0	0.3	20.9%	20.6%	0.4%

Total net sales	$2,045.6	$1,755.4	$290.2	$248.3	$41.9	16.5%	14.1%	2.4%

Domestic	69.1%	70.4%
International	30.9%	29.6%
Selected Product Sales:
Alphagan P, Alphagan and Combigan	$268.9	$286.8	$(17.9)	$(23.2)	$5.3	(6.2)%	(8.1)%	1.8%
Lumigan	232.9	181.3	51.6	45.7	5.9	28.5%	25.2%	3.3%
Other Glaucoma	19.1	22.7	(3.6)	(4.8)	1.2	(15.9)%	(21.1)%	5.3%
Restasis	99.8	38.3	61.5	61.5	—	160.6%	160.6%	n/a

*	Other sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that terminated as scheduled in June 2005.
      The $22.3 million increase in net sales from the impact of foreign currency changes in 2005 compared to 2004 was due primarily to the strengthening of the Brazilian real, Canadian dollar, British pound, Australian dollar, Mexican peso, the euro and other Latin American currencies compared to the U.S. dollar. The $41.9 million increase in net sales from the impact of foreign currency changes in 2004 compared to 2003 was due primarily to the strengthening of the euro, Japanese yen, Australian dollar, British pound, Canadian dollar and Brazilian real compared to the U.S. dollar.
      The $273.6 million increase in net sales in 2005 compared to 2004 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales. Eye care pharmaceuticals sales increased in 2005 compared to 2004 primarily because of strong growth in sales in the United States of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of our Alphagan® franchise, primarily from our international operations and new product sales from Combigantm which is in the launch phase in Canada and Brazil, a strong increase in sales of eye drop products, primarily Refresh®, growth in sales of Zymar®, a newer anti-infective, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, and an increase in sales of Acular LS®, our newer non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, Acular®, our older generation anti-inflammatory, and other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from three and one-half percent to nine percent, effective February 5, 2005. We increased the published U.S. list price for Lumigan® by seven percent, Restasis® by three and one-half percent and Alphagan® P by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales during 2005 compared to 2004, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. At December 31, 2005, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was near the lower end of our stated policy levels.
      Botox® sales increased in 2005 compared to 2004 primarily as a result of strong growth in demand in the United States and in international markets for both therapeutic and cosmetic uses. Based on internal information, we estimate that in 2005 Botox® therapeutic sales accounted for approximately 57% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 43% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales grew approximately 16% and 21%, respectively, in 2005 compared to 2004. Effective January 4, 2005, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2005. International Botox® sales also benefited from strong sales growth in Europe, especially in Germany, the United Kingdom, Spain, Italy and the Nordics, growth in sales in smaller distribution markets serviced by our European export sales group, and an increase in sales in Canada, Mexico, Japan and Australia. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
      Skin care sales increased in 2005 compared to 2004 primarily due to higher sales of Tazorac® in the United States and new product sales generated from Prevagetm antioxidant cream, which we launched in January 2005. Net sales of Tazorac®, Zorac® and Avage® increased $11.8 million, or 15.7%, to $86.9 million in 2005 compared to $75.1 million in 2004. We increased the published U.S. list price for Tazorac® by nine percent effective February 5, 2005.
      The $290.2 million increase in net sales in 2004 compared to 2003 was primarily the result of an increase in sales of our eye care pharmaceuticals and Botox® product lines and an increase in other non-pharmaceutical sales, partially offset by a decline in sales of our skin care products. Eye care pharmaceuticals sales increased in 2004 compared to 2003 primarily because of strong growth in sales of our glaucoma drug, Lumigan®, especially in the U.S. and Europe, growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer anti-infective, new product sales generated from Elestattm, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis that was launched in the United States in the first quarter of 2004 by our co-promotion partner, Inspire Pharmaceuticals, Inc., and an increase in sales of Acular LS®, our newer generation non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox® and Acular®. Our Alphagan® franchise sales also decreased in 2004 compared to 2003 due to a general decline in U.S. wholesaler demand for Alphagan® P, market share erosion from generic Alphagan® competition and an increase in the ratio of Alphagan® P sales subject to Medicaid rebates in the United States. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from zero to nine percent, effective January 10, 2004. We increased the published U.S. list price for Lumigan® by five percent, and we left the price of Restasis® unchanged as of the same effective date. On May 29, 2004, we increased the published U.S. list price for Restasis® by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. During 2004, we had a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount between one to two months of our net sales. At December 31, 2004, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was below our stated policy levels.
      Botox® sales increased in 2004 compared to 2003 primarily as a result of strong growth in demand in the United States and international markets for both therapeutic and cosmetic uses. Based on internal information, we estimate that in 2004 Botox® therapeutic sales accounted for approximately 58% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 42% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales grew approximately 20% and 30%, respectively, in 2004 compared to 2003. Effective December 22, 2003, we increased the published list price for Botox® and Botox® Cosmetic in the United States by approximately seven percent, which we believe had a corresponding positive effect on our U.S. sales growth in 2004. International Botox® sales also benefited from strong sales growth in Europe, especially in France, Spain and Italy, as a result of the March 2003 launch in France of Vistabel® and the second quarter 2004 launches of Vistabel® in Spain and certain Scandinavian countries and Vistabextm in Italy, as well as an increase in sales of Botox® in smaller distributor markets serviced by our European export sales group. Vistabel® and Vistabextm are the trade names for Botox® Cosmetic in Europe and Italy, respectively. We believe our worldwide market share as of December 31, 2004 for neuromodulators, including Botox®, was over 85%.
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
      The percentage of U.S. sales in 2005 as a percentage of total product net sales declined 1.6 percentage points to 67.5% compared to U.S. sales of 69.1% in 2004, due primarily to a decrease in U.S. other non-pharmaceutical sales and an increase in international Botox® and eye care pharmaceutical sales, principally in Europe, as a percentage of total product net sales. The percentage of U.S. sales in 2004 as a percentage of total product net sales declined 1.3 percentage points to 69.1% compared to U.S. sales of 70.4% in 2003, due primarily to an increase in international eye care pharmaceutical sales, principally in Europe and Asia Pacific, as a percentage of total product net sales, and a decrease in U.S. sales of skin care products, partially offset by an increase in U.S. sales of Botox® as a percentage of total product net sales.

Income and Expenses
      The following table sets forth the relationship to sales of various income statement items:

	Year Ended December 31,

	2005	2004	2003

Product net sales	100.0%	100.0%	100.0%
Cost of sales	17.2	18.9	18.2

Product gross margin	82.8	81.1	81.8
Research services margin	—	—	0.1
Other operating costs and expenses:
Selling, general and administrative	39.4	38.1	39.7
Research and development	16.9	16.9	43.5
Restructuring charge (reversal), net	1.9	0.3	—

Operating income (loss)	24.6	25.8	(1.3)
Other, net	1.2	0.2	(0.4)

Earnings (loss) before income taxes and minority interest	25.8%	26.0%	(1.7)%

Net earnings (loss)	17.4%	18.4%	(3.0)%

Gross Margin
      Our gross margin percentage increased by 1.7 percentage points to 82.8% in 2005 compared to 81.1% in 2004 and decreased by 0.7 percentage points from 81.8% in 2003 to 81.1% in 2004. Our gross margin percentage increased in 2005 compared to 2004 primarily as a result of the $53.6 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which have a significantly lower gross margin percentage than our pharmaceutical sales. Pharmaceutical sales increased by $327.2 million in 2005 compared to 2004. This included a small increase in the percentage mix of Botox® net sales as a percentage of total net sales, which generally have a higher gross margin percentage than our other pharmaceutical product lines. The increase in gross margin percentage in 2005 was partially offset by a small decrease in the gross margin percentage of our eye care pharmaceuticals, Botox® and skin care product lines. The gross margin percentage for eye care pharmaceuticals declined slightly in 2005 compared to 2004 due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. sales, a higher ratio of U.S. sales subject to sales rebates and other incentive programs and a negative impact from renegotiating our distribution services arrangements with our major U.S. wholesalers during 2005. The small decline in gross margin percentage for our Botox® product line in 2005 compared to 2004 was due primarily to an increase in the mix of international sales, which generally have a lower gross margin percentage than U.S. Botox® net sales, partially offset by the published price increase in January 2005 for Botox® and Botox® Cosmetic in the United States. The decline in gross margin percentage for skin care net sales in 2005 compared to 2004 is primarily due to new product sales of Prevagetm, which have a lower gross margin percentage than our other prescription skin care products. Gross margin in dollars increased in 2005 compared to 2004 by $260.7 million, or 15.7%, as a result of the 13.4% increase in net sales and the 1.7 percentage point increase in gross margin percentage.
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

Research Services Margin
      We have historically recognized research service revenues and costs associated with various contract research and development arrangements. Research service revenues and costs declined in 2004 compared to 2003 as a result of our acquisition of Bardeen in 2003. Prior to the Bardeen acquisition, we performed research and development services on compounds owned by Bardeen pursuant to a research and development services agreement between us and Bardeen. Since May 16, 2003, we have not been a party to any contract research and development arrangements similar to those previously reported. See Note 3, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further disclosure regarding research service revenues and related research costs associated with our research and development services agreements with Bardeen.

Selling, General and Administrative
      Selling, general and administrative, or SG&A, expenses increased 17.3% in 2005 to $913.9 million, or 39.4% of net sales, compared to $778.9 million, or 38.1% of net sales, in 2004 and by 11.7% in 2004 to $778.9 million, or 38.1% of net sales, compared to $697.2 million, or 39.7% of net sales, in 2003. SG&A expenses increased $135.0 million in 2005 compared to 2004. The increase in SG&A expenses in 2005 compared to 2004 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Restasis®, Botox® Cosmetic and to a lesser extent the hyperhidrosis indication for Botox®, an increase in selling expenses, principally personnel costs, and marketing expenses supporting the increase in consolidated sales, especially for Restasis®, Botox® and Botox® Cosmetic, a small increase in costs of providing product samples, and higher general and administrative expenses, primarily incentive compensation, legal costs, information services, corporate development expenses and charitable donations. We made a $2.0 million contribution to the Allergan Foundation in the third fiscal quarter of 2005. SG&A expenses also increased due to an increase in co-promotion costs related to sales of Elestat®, costs associated with expanding our Botox® sales force in Europe and our eye care pharmaceuticals and Botox® sales forces in the United States, and the non-recurrence of a favorable settlement of a patent dispute amounting to $2.4 million in the first quarter of 2004. SG&A expenses were also negatively impacted in 2005 by implementation and transition related expenses and duplicate operating expenses associated with the restructuring and streamlining of our European operations, which totaled $3.8 million, and by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe and Latin America. This increase in SG&A expenses during 2005 compared to 2004 was partially offset by a $7.9 million pre-tax gain on the sale of our contact lens care and surgical products distribution business in India to a subsidiary of AMO, a $5.7 million pre-tax gain on the sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland and $7.6 million of reimbursement income earned from services provided in connection with contractual agreements related to the development of Posurdex® for the ophthalmic specialty market in Japan and the development and promotion of Botox® in Japan and China.
      SG&A expenses increased $81.7 million in 2004 compared to 2003. The increase in SG&A expenses in 2004 compared to 2003 was primarily a result of higher selling and marketing expenses, principally personnel costs, supporting the increase in consolidated sales, especially for Botox®, Restasis®, Lumigan® and Zymar® in the United States and Botox®, Vistabel®, Vistabextm and Lumigan® sales in Europe, an increase in promotion costs primarily associated with direct-to-consumer advertising for Restasis® in the United States, an increase in co-promotion costs related to sales of Elestattm, and higher general and administrative expenses, primarily corporate insurance, Sarbanes-Oxley compliance, personnel and facilities costs. These increases were partially offset by a favorable $2.4 million settlement during the first quarter of 2004 relating to a patent dispute covering the use of botulinum toxin type B for cervical dystonia and higher miscellaneous co-promotion and royalty income. SG&A expenses in 2004 were also negatively impacted by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe, compared to the same periods in 2003.
      As a percentage of net sales, SG&A expenses increased in 2005 compared to 2004 due primarily to higher promotion and marketing expenses, and general and administrative expenses as a percentage of net sales, partially offset by lower selling expenses, higher miscellaneous operating income and the pre-tax gains from the sale of assets as a percentage of net sales. SG&A expenses as a percentage of net sales declined in 2004 compared to 2003, due primarily to lower promotion, product samples and marketing expenses, as a percentage of net sales, despite the aggregate increase in expense dollars. General and administrative expenses and selling expenses as a percentage of net sales were approximately the same in 2004 compared to 2003.
      Based on the achievement of actual 2005 performance metrics as measured against pre-established performance targets specified in our 2005 Management Bonus Plan, approximately 300 of our participating 8E employees and above became eligible to receive grants in February 2006 of service-vested restricted stock and/or restricted stock units of our Company, each generally with two year cliff vesting requirements from the date of grant. On February 2, 2006, we granted a total of 52,599 shares of restricted stock and restricted stock units with a fair value of $5.9 million to the eligible employees. We recognized estimated compensation costs of $1.9 million in 2005 related to these restricted stock and restricted unit grants, and we expect to amortize the remaining fair value of $4.0 million over the requisite future service period.

Research and Development
      Research and development expenses increased in 2005 by $45.4 million to $391.0 million, or 16.9% of net sales, compared to $345.6 million, or 16.9% of net sales, in 2004. Research and development expenses decreased in 2004 by $417.9 million to $345.6 million, or 16.9% of net sales, compared to $763.5 million, or 43.5% of net sales, in 2003. Research and development expenses do not include research and development spending performed under contract with Bardeen in 2003. See Note 3, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Research and development expenses in 2003 include charges totaling $458.0 million related to acquired in-process research and development assets associated with the 2003 purchases of Bardeen and Oculex, which we determined were not yet complete and had no alternative future uses in their current state. A further discussion of the acquisitions of Bardeen and Oculex is provided under “Liquidity and Capital Resources — Bardeen Sciences Company, LLC and Oculex Pharmaceuticals, Inc.” and Note 3, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report. Excluding the effect of the $458.0 million in-process research and development charges in 2003, research and development spending increased in 2004 by $40.1 million to $345.6 million, or 16.9% of net sales, compared to $305.5 million, or 17.4% of net sales, in 2003.
      Research and development spending increased in 2005 compared to 2004 primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines and new technologies, partially offset by lower spending for our skin care product line. Spending increases in 2005 compared to 2004 were primarily driven by an increase in clinical trial costs associated with our Posurdex® technology and certain Botox® indications for overactive bladder and migraine headache. Also included in our spending for research and development in 2005 is $7.4 million in costs associated with two new third party technology license and development agreements associated with in-process technologies and $3.0 million related to the buy-out of a license agreement with Johns Hopkins University associated with ongoing Botox® research activities. Research and development spending increased in 2004 compared to 2003, excluding the effect of the in-process research and development charges in 2003, primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines and new technologies, partially offset by a decline in spending for our skin care product line. Research and development spending in 2004 compared to 2003 increased most significantly in eye care pharmaceuticals due to increased spending for technologies not currently commercialized by us, including technologies acquired in 2003 from the acquisitions of Oculex and Bardeen.
Restructuring Charges and Transition/Duplicate Operating Expenses

Restructuring and Streamlining of Operations in Japan
      On September 30, 2005 we entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote Botox® in Japan and China. Under the terms of this agreement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of entering into this agreement, we initiated a plan in October 2005 to restructure and streamline our operations in Japan. The restructuring seeks to optimize the efficiencies of a third party license and distribution business model and align our operations in Japan with our reduced role in research and development and commercialization activities under the agreement with GSK.
      We have incurred, and anticipate that we will continue to incur, restructuring charges relating to one-time termination benefits, contract termination costs and other asset-related expenses in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring will be between $3.0 million and $5.0 million. We began to incur these amounts in the fourth quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Substantially all of the pre-tax charges are expected to be cash expenditures.
      During the fourth quarter of 2005, we recorded pre-tax restructuring charges of $2.3 million. The restructuring charges primarily consist of one-time termination benefits, contract termination costs and other asset-related expenses. Cumulative charges for employee severance as shown in the table below relate to 65 employees of which 55 were severed as of December 31, 2005.
      The following table presents the cumulative restructuring activities through December 31, 2005:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2005	$2.0	$0.3	$2.3
Spending	(1.3)	(0.2)	(1.5)

Balance at December 31, 2005 (included in Other accrued expenses)	$0.7	$0.1	$0.8

      The remaining balance at December 31, 2005 is comprised of accrued one-time termination benefits and lease termination charges.

Restructuring and Streamlining of European Operations
      Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development (R&D) and commercial activities. Specifically, the restructuring involves moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in our European management services group.
      We have incurred, and anticipate that we will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, transition and duplicate operating expenses, contract termination costs and capital and other asset-related expenses in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures.
      The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 155 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $30 million to $31 million.
      Estimated charges include approximately $11 million to $13 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited) and a loss on the possible sale of our Mougins facility. We began to record these costs in the fourth quarter of 2005 and expect them to continue up through and including the second quarter of 2006.
      Estimated transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. We also expect to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. Transition and duplicate operating expenses are currently estimated to total approximately $5 million to $7 million. We began to record these costs in the first quarter of 2005 and expect them to continue up through and including the second quarter of 2006.
      We expect to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $3 million and $4 million. We began to record these expenditures in the third quarter of 2005 and expect them to continue up through and including the second quarter of 2006.
      During the year ended December 31, 2005, we recorded pre-tax restructuring charges of $28.9 million related to the restructuring of our European operations. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation and other costs. The following table presents the cumulative restructuring activities through December 31, 2005:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005 (included in Other accrued expenses)	$15.2	$—	$15.2

      Employee severance in the preceding table relates to 155 employees, of which 67 were severed as of December 31, 2005. Employee severance charges were based on social plans in France and Italy, and our severance practices for employees in the other affected European countries. During 2005, we also recorded $5.6 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications, recruitment and consulting costs. Transition/duplicate operating expenses of $0.3 million in cost of sales, $3.8 million in selling, general and administrative expenses and $1.5 million in research and development expenses have been included in our consolidated statements of operations for the year ended December 31, 2005.

Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
      In October 2004, our Board of Directors approved certain restructuring activities related to the termination in June 2005 of our manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
      As of December 31, 2005, we recorded cumulative pre-tax restructuring charges of $21.6 million related to the termination of the manufacturing and supply agreement. These charges primarily include statutory severance and one-time termination benefits related to the reduction in our workforce of 323 employees and the write-off of assets previously used for contract manufacturing. The pre-tax charges are net of tax credits received under qualifying government-sponsored employment programs.
      As of December 31, 2005, we had completed substantially all activities related to the termination of the manufacturing and supply agreement. We expect to record an additional $2.0 million to $3.0 million in pre-tax restructuring charges during the first three quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing. Approximately $21.0 million of the total restructuring charges are expected to be cash expenditures.
      The following table presents the cumulative restructuring activities through December 31, 2005 resulting from the scheduled termination of the manufacturing and supply agreement with AMO:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2004	$7.1	—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	11.5	3.0	14.5
Assets written off	—	(2.4)	(2.4)
Spending (net of employment tax credits received)	(18.4)	(0.6)	(19.0)

Balance at December 31, 2005 (included in Other accrued expenses)	$0.1	$—	$0.1

      The remaining balance at December 31, 2005 is comprised of accrued one-time termination benefits of $0.1 million. Included in other costs within the table above is $0.2 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations.
      During the year ended December 31, 2005, we reduced by $1.6 million the remaining balance of other accrued costs associated with restructuring costs and asset write-offs previously recorded in connection with the spin-off of AMO in 2002. This reduction in other accrued costs was included in “Restructuring charge (reversal), net” for the year ended December 31, 2005. At December 31, 2005, there were no remaining accrued costs associated with the 2002 spin-off of AMO.

Operating Income
      Our operating income was $570.9 million, or 24.6% of product net sales in 2005, compared to operating income of $527.4 million, or 25.8% of product net sales in 2004, and an operating loss of $23.7 million, or (1.3)% of product net sales in 2003. The $43.5 million increase in operating income in 2005 compared to 2004 was due primarily to the $260.7 million increase in gross margin, partially offset by the $135.0 million increase in SG&A expenses, the $45.4 million increase in research and development expenses and the $36.8 million increase in restructuring charges. The $551.1 million increase in operating income in 2004 compared to 2003 was due primarily to the $223.8 million increase in gross margin and the $417.9 million decrease in research and development expenses, partially offset by the increase in SG&A expenses of $81.7 million and an increase in restructuring charges of $7.4 million.

Non-Operating Income and Expenses
      Total net non-operating income in 2005 was $28.3 million compared to net non-operating income of $4.7 million in 2004 and net non-operating expenses of $5.8 million in 2003. Interest income in 2005 was $35.4 million compared to interest income of $14.1 million in 2004. Interest income in 2004 was $14.1 million compared to interest income of $13.0 million in 2003. The increase in interest income in 2005 compared to 2004 was primarily due to higher average cash equivalent balances earning interest of approximately $323 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.82% in 2005 compared to 2004. Interest income in 2005 also benefited from the recognition of $2.1 million of statutory interest income related to the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. The increase in interest income in 2004 compared to 2003 was primarily due to higher average cash equivalent balances earning interest of approximately $246 million, partially offset by lower average interest rates earned on all cash equivalent balances earning interest of approximately 0.42% in 2004 compared to 2003. Interest income also increased in 2004 compared to 2003 due to statutory interest income accrued in 2004 related to a refund claim for previously paid state income taxes. Interest expense decreased to $12.4 million in 2005 compared to interest expense of $18.1 million in 2004, primarily due to a reversal during 2005 of $7.3 million of previously accrued statutory interest expense associated with a reduction in accrued income taxes payable related to the resolution of several significant uncertain income tax audit issues, and the non-recurrence in 2005 of a $3.1 million adjustment to interest expense recorded in 2004 related to the accelerated amortization of certain debt issuance costs as discussed below in the analysis of interest expense in 2004 compared to 2003. This decrease in interest expense in 2005 was partially offset by an increase in interest expense related to additional foreign borrowings in Ireland required to effectuate the repatriation of dividends that occurred during the third quarter of 2005. Interest expense increased $2.5 million to $18.1 million in 2004 compared to $15.6 million in 2003, primarily due to an increase in the amortization of deferred debt issuance costs related to our outstanding zero coupon convertible senior notes due 2022, or Senior Notes, partially offset by lower other statutory interest expense. During the third quarter of 2004, we accelerated our amortization of debt issuance costs to a more conservative view, electing to amortize such costs related to our Senior Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007 instead of over the 20 year life of the Senior Notes. As a result, we recorded an adjustment for the cumulative difference in amortized debt issuance costs as of the beginning of the third quarter of 2004 of $3.1 million. The impact of this adjustment is immaterial to our consolidated financial statements for the year ended December 31, 2004.
      Gains on investments of $0.8 million in 2005 and $0.3 million in 2004 resulted from the sale of miscellaneous third party equity investments. At December 31, 2005, we had a carrying amount of $8.3 million (with a cost basis of $5.3 million) in third party equity investments with public and privately held companies. These investments are subject to review for other than temporary declines in fair value on a quarterly basis.
      During 2005, we recorded a net unrealized gain on derivative instruments of $1.1 million compared to net unrealized losses of $0.4 million during 2004 and net unrealized losses of $0.3 million in 2003. Other net income was $3.4 million in 2005 compared to other net income of $8.8 million in 2004 and other net expenses of $2.9 million in 2003. In 2005, Other, net primarily includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $1.0 million. In 2004, Other, net primarily includes a realized gain of $6.5 million related to an agreement with ISTA Pharmaceuticals, Inc. to revise their previous Vitrase® product collaboration agreement and a realized gain of $5.0 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia. In 2003, Other, net primarily includes $1.8 million of expenses related to accruals for the settlement of non-income foreign tax compliance matters in Latin America and Europe, and $0.9 million of expenses related to the write-off of unamortized debt origination fees associated with the retirement of the remaining balance of our zero coupon convertible subordinated notes due 2020 in the fourth quarter of 2003, which were not previously redeemed in December 2002.

Income Taxes
      Our effective tax rate in 2005 was 32.1% compared to the effective tax rate of 28.9% in 2004. Included in our operating income in 2005 are pre-tax restructuring charges of $43.8 million, transition/duplicate operating expenses associated with the European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition/duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India and $0.6 million on the gain on sale of assets used primarily for contract manufacturing. Included in the provision for income taxes in 2005 is an estimated $29.9 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in 2005 is an estimated provision of $19.7 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. Also included in the provision for income taxes in 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $24.1 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the Internal Revenue Service in the U.S. during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
      Excluding the impact of the pre-tax restructuring charges, transition/duplicate operating expenses and gains from the sale of the distribution business in India and the sale of assets used for contract manufacturing, and the related income tax provision (benefit) associated with these pre-tax amounts, the provision for income taxes due to the extraordinary dividends and additional dividends above the base and extraordinary dividend amounts, the decrease in the provision for income taxes resulting from the additional income tax benefit for previously paid state income taxes which became recoverable, and reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues, our adjusted effective tax rate for 2005 was 27.5%. We believe that the use of an adjusted effective tax rate, which excludes the impact of certain discrete items, provides a more meaningful measure of the impact of income taxes on our results of operations.

      The calculation of our 2005 adjusted effective tax rate is summarized below:

2005

(in millions)
Earnings before income taxes and minority interest, as reported	$599.2
Restructure charge	43.8
Transition/duplicate operating expenses associated with the European restructuring	5.6
Gain on sale of distribution business in India	(7.9)
Gain on sale of assets used for contract manufacturing	(5.7)

$635.0

Provision for income taxes, as reported	$192.4
Income tax (provision) benefit for:
Restructure charge	7.6
Transition/duplicate operating expenses associated with the European restructuring	1.1
Gain on sale of distribution business in India	(1.7)
Gain on sale of assets used for contract manufacturing	(0.6)
Recovery of previously paid state income taxes	1.4
Resolution of uncertain income tax audit issues	24.1
Extraordinary dividend of $674.0 million under the American Jobs Creation Act of 2004	(29.9)
Additional dividends of $85.8 million above the base and extraordinary dividend amounts	(19.7)

$174.7

Adjusted effective tax rate	27.5%

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
      The decrease in the adjusted effective tax rate to 27.5% in 2005 compared to the adjusted effective tax rate in 2004 of 29.8% is primarily due to a tax rate benefit related to an increase in the mix of our earnings generated in non-U.S. jurisdictions with low tax rates in 2005 compared to 2004, a decrease in the valuation allowance related to a change in estimate of the amount of realizable deferred tax assets in Japan stemming from the recent licensing agreement with GlaxoSmithKline and an increase in the expected income tax benefit from utilizing available foreign tax credits, partially offset by a net increase in the estimate for income taxes payable for certain contingent income tax liabilities.

      The increase in the adjusted effective tax rate to 29.8% in 2004 compared to the adjusted effective tax rate in 2003 of 28.7% was primarily attributable to the fact that our 2003 rate reflected the benefit of reserves for tax audit settlements, which were released in 2003, partially offset by a positive tax rate effect from changes in the mix of our earnings during 2004 compared to 2003.

Net Earnings
      Net earnings in 2005 were $403.9 million compared to net earnings of $377.1 million in 2004. The $26.8 million increase in net earnings was primarily the result of the $43.5 million increase in operating income and a $23.6 million increase in total net non-operating income, partially offset by an increase in the provision for income taxes of $38.4 million.
      Net earnings were $377.1 million in 2004 compared to a net loss of $52.5 million in 2003. The increase of $429.6 million in net earnings was primarily the result of the $551.1 million increase in operating income and a $10.5 million increase in total net non-operating income, partially offset by an increase in the provision for income taxes of $131.8 million.
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
      Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $424.6 million in 2005 compared to $548.5 million in 2004 and $435.3 million in 2003. Cash flow from operating activities decreased in 2005 compared to 2004, primarily as a result of higher income taxes paid, an increase in contributions to our pension plans and an increase in cash required to fund the growth in other current assets, partially offset by an increase in earnings from operations, including the effect of adjusting for non-cash items, and an increase in other liabilities, primarily for deferred income related to an up-front payment received in connection with our licensing arrangement with GlaxoSmithKline. The increase in income taxes paid is primarily due to payments for the estimated U.S. income tax liability for the repatriation of certain foreign earnings and advance payments in anticipation of income tax audit settlements. We paid pension contributions of $49.6 million in 2005 compared to $16.9 million in 2004. The increase in the amount of pension contributions in 2005 compared to 2004 is primarily due to the negative impact of lower discount rates on the calculation of our accumulated benefit obligations as of September 30, 2005, the measurement date for our pension plans, and our desire to maintain plan assets in excess of accumulated benefit obligations in our funded pension plans. In 2006, we expect to pay pension contributions of between approximately $14.0 million and $16.0 million.
      At December 31, 2005, we had consolidated unrecognized net actuarial losses of $178.4 million which were included in our reported net prepaid benefit costs. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on pension plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred over the past five years. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2005, we expect the amortization of these unrecognized net actuarial losses to increase our total pension costs by approximately $3.4 million in 2006 compared to the amortization of approximately $9.5 million of unrecognized net actuarial losses included in pension costs expensed in 2005. The amortization of unrecognized net actuarial losses included in pension costs in 2004 and 2003 was $6.7 million and $3.1 million, respectively. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements.
      Cash flow from operating activities increased in 2004 compared to 2003, primarily as a result of the increase in earnings from operations, including the effect of adjusting for non-cash items, an increase in other accrued expenses, other liabilities and income taxes payable, partially offset by an increase in cash required to fund trade receivables, principally in North America, and growth in inventories, primarily finished goods for eye care pharmaceuticals and Botox®, and higher income taxes paid. We paid pension contributions of $16.9 million in 2004 compared to $14.7 million in 2003.
      Net cash used in investing activities was $182.1 million in 2005, compared to $106.8 million in 2004 and $594.9 million in 2003. Excluding net cash paid of $469.5 million for the acquisitions of Bardeen and Oculex in 2003, cash used in investing activities in 2003 would have been $125.4 million. We invested $78.5 million in new facilities and equipment during 2005 compared to $96.4 million in 2004 and $109.6 million in 2003. During 2005 and 2004, the additions to property, plant and equipment included costs to construct an expansion of our Botox® manufacturing facilities in Ireland and a new biologics facility in Irvine, California, which we completed in 2005. Capital expenditures during 2005 also included the purchase of approximately four acres of additional real property contiguous to our main facility in Irvine, California. During 2003, the additions to property, plant and equipment included costs to construct a new research and development facility in Irvine, California, which we completed in 2004. Net cash used in investing activities also includes $13.6 million, $10.5 million and $12.3 million to acquire software during 2005, 2004 and 2003, respectively. In 2005, we paid $110.0 million in connection with a royalty buyout agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations.
      Net cash provided by financing activities was $160.3 million in 2005, composed primarily of a $157.0 million increase in notes payable and $149.9 million of cash provided by the sale of stock to employees, partially offset by $94.3 million of cash used for the purchase of treasury stock and $52.3 million for payment of dividends. On January 31, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 14, 2006 to stockholders of record on February 17, 2006. Net cash used in financing activities was $51.9 million in 2004, composed primarily of $65.2 million for purchases of treasury stock, $47.3 million for payment of dividends and $23.0 million for net repayments of debt, partially offset by $83.6 million of cash provided by the sale of stock to employees. Net cash used in financing activities was $116.8 million in 2003, composed primarily of $90.6 million for purchases of treasury stock, $46.9 million for payment of dividends and $46.7 million for repayments of convertible borrowings and long-term debt. Cash was provided by the sale of stock to employees of $47.0 million and an increase in notes payable and commercial paper borrowings of $20.4 million. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2005, we held approximately 1.4 million treasury shares under this program. We are uncertain as to the level of stock repurchases, if any, to be made in the future.
      In December 2005, we entered into a definitive merger agreement to acquire Inamed Corporation, or Inamed. Under the terms of the agreement, we have made a tender offer to acquire each outstanding common share of Inamed for either $84.00 in cash or 0.8498 of a share of our common stock, at the election of the holder. Elections of Inamed stockholders with respect to the form of consideration they will receive are subject to proration such that we will pay 45% of the aggregate consideration in cash and 55% of the aggregate consideration in shares of our common stock. We expect the cash portion of the purchase price to be approximately $1.4 billion. In order to finance part of the cash portion of the purchase price, we executed a commitment letter pertaining to a $1.1 billion bridge credit facility in December 2005. Subsequent to the closing of the transaction to acquire Inamed, we expect to replace the bridge financing with conventional long-term financing. As of December 31, 2005 there were no borrowings outstanding under the committed bridge credit facility.
      At December 31, 2005, we had a committed long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion Japanese yen (approximately $25.5 million) through July 2006. The commercial paper program also provides for up to $300 million in borrowings. The current medium term note program allows us to issue up to an additional $7.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. We were in compliance with these covenants at December 31, 2005 and had approximately $1.2 billion available for dividends at December 31, 2005. As of December 31, 2005, we had no borrowings under our committed foreign line of credit or commercial paper program, $164.0 million in borrowings under our committed long-term credit facility, $5.6 million in borrowings under various foreign bank loans and $57.5 million in borrowings outstanding under the medium term note program.
      On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture with respect to the Senior Notes to amend the redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. As of December 31, 2005, the conversion criteria were met, and holders may elect to convert the Senior Notes between January 1, 2006 and March 31, 2006. See Note 7, “Convertible Notes,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of the conversion features. Based on the terms of the Senior Notes, an assessment of the conversion criteria is performed each fiscal quarter, the result of which affects the holders’ ability to convert the Senior Notes in the immediately succeeding fiscal quarter. If the conversion criteria are not met in our fiscal quarter ending March 31, 2006, the holders’ ability to convert the Senior Notes will be restricted until the conversion criteria are again met.
      We include the dilutive effect from the assumed conversion of the Senior Notes, if any, in our computation of diluted earnings per share, assuming amounts due in excess of the accreted value will be paid in common stock. As a sensitivity measure, a $5.00 increase in the average price of our common stock would have resulted in an increase of approximately 0.3 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the year ended December 31, 2005.
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
      A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. As of December 31, 2005 we had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.
      During 2005, we repatriated a total of $759.8 million in cash previously held by certain non-U.S. subsidiaries, primarily in connection with the American Jobs Creation Act of 2004. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of our repatriation of certain unremitted foreign earnings and the estimated income tax costs of such repatriation activities.
      Our manufacturing and supply agreement with AMO terminated as scheduled in June 2005. As of December 31, 2005, we recorded cumulative pre-tax restructuring charges of $21.6 million. We expect to record an additional $2.0 million to $3.0 million in pre-tax restructuring charges during the first three quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
      We currently estimate that the pre-tax charges resulting from the restructuring or our European operations, including transition and duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. We began to incur these amounts in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures. During the year ended December 31, 2005, we recorded pre-tax restructuring charges of $28.9 million and transition/duplicate operating expenses of $5.6 million related to the implementation of this restructuring of our European operations. We expect to complete the additional restructuring activities by the end of the second quarter of 2006.
      We currently estimate that the pre-tax charges resulting from the restructuring of our operations in Japan will be between $3.0 million and $5.0 million, substantially all of which are expected to be cash expenditures. During 2005, we recorded pre-tax restructuring charges of $2.3 million, and we expect to continue to incur additional charges up through and including the second quarter of 2006.
      We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our expected obligations under the definitive merger agreement with Inamed, working capital requirements, debt service and other cash needs over the next year.

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

Foreign Currency Fluctuations
      Approximately 32.5% of our revenues in 2005 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as appropriate. The net impact of foreign currency fluctuations on our sales was as follows: a $22.3 million increase in 2005, a $41.9 million increase in 2004, and a $45.9 million increase in 2003. The 2005 sales increase included $1.1 million related to the euro, $5.2 million related to the Canadian dollar, $1.3 million related to the Australian dollar, $10.9 million related to the Brazilian real, $1.2 million related to the Mexican peso and $2.3 million related to other Latin American currencies. The 2004 sales increase included $23.9 million related to the euro, $4.5 million related to the British pound, $4.2 million related to the Canadian dollar, $4.0 million related to the Australian dollar, $2.0 million related to the Japanese yen and $1.8 million related to the Brazilian real. The 2003 sales increase included increases of $38.7 million related to the euro, $5.4 million related to the Canadian dollar, $4.6 million related to the Australian dollar and $2.1 million related to the Japanese yen, partially offset by decreases of $3.1 million related to the Mexican peso, $1.7 million related to the Brazilian real and $1.5 million related to other Latin American currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a description of our accounting policy on foreign currency translation.

Oculex Pharmaceuticals, Inc.
      On November 20, 2003, we purchased all of the outstanding equity interests of Oculex Pharmaceuticals, Inc., or Oculex, a privately owned company, for an aggregate purchase price of approximately $223.8 million, net of cash acquired, including transaction costs of $1.6 million and $6.1 million in other assets related to Oculex. The acquisition was accounted for by the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Oculex beginning November 20, 2003. In conjunction with the acquisition, we recorded a charge to research and development for in-process research and development expense of $179.2 million during 2003 for an acquired in-process research and development asset which we determined was not yet complete and had no alternative future uses in its current state. This asset is Oculex’s lead investigational product, Posurdex®, which is a proprietary, bioerodable, sustained release implant that delivers dexamethasone to the targeted disease site at the back of the eye. We have begun Phase 3 clinical trials for macular edema associated with diabetes and vein occlusions. Additionally, we determined that the assets acquired also included a proprietary technology drug delivery platform which had alternative future uses in its current state, which we separately valued and capitalized as core technology. The core technology is a versatile bioerodable polymer drug delivery technology which can be used for sustained local delivery of compounds to the eye. See Note 3, “Acquisitions,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for a discussion of the acquisition of Oculex.
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

$264.6

      From the time of Bardeen’s formation until the acquisition date, we performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between us and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, we recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying consolidated statements of operations. For the year ended December 31, 2003, we recognized $16.0 million in research revenues and $14.5 million in research costs under the research and development services agreement with Bardeen.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. See Note 11, “Financial Instruments,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for activities relating to foreign currency risk management.
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
      We record current changes in the fair value of open foreign currency option contracts as “Unrealized gain (loss) on derivative instruments, net,” and we record the gains and losses realized from settled option contracts in “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and are amortized to “Other, net” over the life of the options. We have recorded all unrealized and realized gains and losses from foreign currency forward contracts through “Other, net” in the accompanying consolidated statements of operations.

Interest Rate Risk
      Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents, interest expense on our debt as well as costs associated with foreign currency contracts.
      At December 31, 2005, we had approximately $169.6 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.7 million.
      The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2005 and 2004:

	December 31, 2005

	Maturing in							Fair
								Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	—	—	—	—	—	$50.0	$50.0
Weighted Average Interest Rate	4.44%	—	—	—	—	—	4.44%
Commercial Paper	656.0	—	—	—	—	—	656.0	656.0
Weighted Average Interest Rate	4.28%	—	—	—	—	—	4.28%
Foreign Time Deposits	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Other Cash Equivalents	554.6	—	—	—	—	—	554.6	554.6
Weighted Average Interest Rate	4.41%	—	—	—	—	—	4.41%
Total Cash Equivalents	$1,260.6	—	—	—	—	—	$1,260.6	$1,260.6
Weighted Average Interest Rate	4.34%	—	—	—	—	—	4.34%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$520.0	—	$32.5	—	—	$25.0	$577.5	$851.2
Weighted Average Interest Rate	1.25%	—	3.56%	—	—	7.47%	1.65%
Other Variable Rate (non-US$)	169.6	—	—	—	—	—	169.6	169.6
Weighted Average Interest Rate	4.63%	—	—	—	—	—	4.63%
Total Debt Obligations	$689.6	—	$32.5	—	—	$25.0	$747.1	$1,020.8
Weighted Average Interest Rate	2.08%	—	3.56%	—	—	7.47%	2.33%

	December 31, 2004

	Maturing in							Fair
								Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$100.0	—	—	—	—	—	$100.0	$100.0
Weighted Average Interest Rate	2.37%	—	—	—	—	—	2.37%
Commercial Paper	648.9	—	—	—	—	—	648.9	648.9
Weighted Average Interest Rate	2.23%	—	—	—	—	—	2.23%
Foreign Time Deposits	26.0	—	—	—	—	—	26.0	26.0
Weighted Average Interest Rate	2.47%	—	—	—	—	—	2.47%
Other Cash Equivalents	54.9	—	—	—	—	—	54.9	54.9
Weighted Average Interest Rate	2.18%	—	—	—	—	—	2.18%
Total Cash Equivalents	$829.8	—	—	—	—	—	$829.8	$829.8
Weighted Average Interest Rate	2.25%	—	—	—	—	—	2.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	—	—	$513.6	$31.5	—	$25.0	$570.1	$690.7
Weighted Average Interest Rate	—	—	1.25%	3.56%	—	7.47%	1.65%
Other Fixed Rate (non-US$)	$1.4	—	—	—	—	—	1.4	1.4
Weighted Average Interest Rate	13.32%	—	—	—	—	—	13.32%
Other Variable Rate (non-US$)	11.7	—	—	—	—	—	11.7	11.7
Weighted Average Interest Rate	1.46%	—	—	—	—	—	1.46%
Total Debt Obligations	$13.1	—	$513.6	$31.5	—	$25.0	$583.2	$703.8
Weighted Average Interest Rate	2.73%	—	1.25%	3.56%	—	7.47%	1.67%

Contractual Obligations and Commitments
      The table below presents information about our contractual obligations and commitments at December 31, 2005:

	Payments Due by Period

				More
	Less than			than Five
	One Year	1-3 Years	3-5 Years	Years	Total

	(in millions)
Notes payable, convertible notes and long-term debt obligations	$689.6	$32.5	$—	$25.0	$747.1
Operating lease obligations	22.7	30.5	19.3	23.5	96.0
Purchase obligations	82.9	43.8	1.4	1.7	129.8
Other long-term liabilities (excluding deferred income) reflected on our balance sheet under GAAP	—	5.2	5.6	96.5	107.3

Total	$795.2	$112.0	$26.3	$146.7	$1,080.2

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
      We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen and the U.K. Pound.

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
      All of our outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen and the U.K. Pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
      The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2005 and 2004. The information is provided in U.S. dollars, as presented in our consolidated financial statements.

	2005		2004

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euro	$12.6	1.20	$13.2	1.32
Canadian Dollar	6.9	1.15	—	—
Australian Dollar	2.6	0.75	—	—
U.K. Pound	16.5	1.77	3.4	1.90

	$38.6		$16.6

Estimated fair value	$0.7		$(0.5)

	2005		2004

		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount

	(in millions)		(in millions)
Foreign currency purchased put options:
Canadian Dollar	$26.0	1.15	$22.0	1.22
Mexican Peso	11.7	10.78	10.1	11.75
Australian Dollar	12.1	0.75	11.0	0.74
Brazilian Real	9.3	2.40	6.6	3.06
Euro	39.4	1.20	22.4	1.32
Japanese Yen	—	—	7.4	102.21
U.K. Pound	—	—	2.9	1.90

	$98.5		$82.4

Estimated fair value	$2.9		$1.6

Foreign currency sold call options:
U.K. Pound	$17.0	1.76	$1.0	1.92

Estimated fair value	$0.2		$—

Recently Adopted Accounting Standards
      In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. We adopted the provisions of FIN 47 in our fourth fiscal quarter of 2005. The adoption did not have a material effect on our consolidated financial statements.
      In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and was effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We determined during our second fiscal quarter 2005 that we had sufficient information to make an informed decision on the impact of the Act on our repatriation plans and recorded a $32.8 million tax liability based on a plan to repatriate approximately $674.0 million in extraordinary dividends as defined by the Act. Upon the subsequent execution of the divided repatriation plan in 2005, we repatriated $674.0 million in extraordinary dividends and adjusted our estimate of the tax liability on the extraordinary dividends to $29.9 million.
      In December 2004, Financial Accounting Standards Board Position 109-1 (FASB Staff Position 109-1) was issued and was effective upon issuance. FASB Staff Position 109-1 requires us to treat the effect of a newly enacted U.S. tax deduction, beginning in 2005, for income attributable to United States production activities as a special deduction, and not a tax rate reduction, in accordance with SFAS No. 109. We adopted the provisions of FASB Staff Position 109-1 in our first fiscal quarter of 2005. The adoption did not have a material effect on our consolidated financial statements.
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

New Accounting Standards Not Yet Adopted
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued and is effective for entities that do not file as small business issuers as of the beginning of the first interim reporting period of fiscal years that begin after June 15, 2005, which is our first fiscal quarter of 2006. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because we historically accounted for share-based payment arrangements under the intrinsic value method of accounting, we will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted. We will adopt the provisions of SFAS No. 123R in our first fiscal quarter of 2006. For fiscal year 2006, we estimate the incremental increase to compensation costs related to the expensing of stock options will be approximately $28.0 million, net of tax.

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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
      Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
      Further, management determined that, as of December 31, 2005, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Our management report on internal control over financial reporting and the attestation report on management’s assessment of our internal control over financial reporting are contained in Item 15(a)(1) of Part IV of this report.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Allergan, Inc.
      For information required by this Item regarding the Company’s executive officers, see Item 1 of Part I of this report, “General.”
      The information to be included in the sections entitled “Election of Directors” and “Information Regarding the Board of Directors” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2005 (the “Proxy Statement”) is incorporated herein by reference.
      The information to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
      The information to be included in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.
      The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      On May 16, 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
      (a) 1.     Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8:
      (a) 2.     Financial Statement Schedules:

Page
Number

Schedule II — Valuation and Qualifying Accounts	F-50
      All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.
      (a) 3.     Exhibits:
INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

Exhibit
Number	Description

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement dated as of October 7, 2005 between Wells Fargo Bank, National Association and the Company, as successor Right Agent (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)

4.7	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.8	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)†

10.2	Form of Allergan, Inc. Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*††

10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*

10.4	Form of Restricted Stock Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan

10.5	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan

10.6	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*

10.7	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated, November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.8	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.9	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.10	Form of Certificate of Restricted Stock Award Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

Exhibit
Number	Description

10.11	Form of Restricted Stock Units Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.12	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.13	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.14	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.15	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.20	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

Exhibit
Number	Description

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.33	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*

10.34	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.35	Allergan, Inc. 2006 Management Bonus Plan*

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*

10.38	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*

10.39	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 the Company’s Report on Form 10-Q for the Quarter ended March 25, 2005)

10.40	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)

10.41	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.42	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.43	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.44	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

Exhibit
Number	Description

10.45	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.46	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.47	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.48	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.49	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.50	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.51	Agreement and Plan of Merger dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

10.52	Transition and General Release Agreement effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.53	Transfer Agent Services Agreement dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — China License Agreement dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.55	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.57	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

21	List of Subsidiaries of Allergan, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

Exhibit
Number	Description

23.2	Report and consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

†	All current directors and executive officers of the Company have entered into the Indemnity Agreement with the Company.

††	All vice president level employees and above of the Company, including the executive officers, have entered into the Allergan, Inc. Change in Control Agreement.
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
Chairman of the Board and
Chief Executive Officer
Date: March 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 2, 2006	By /s/ David E.I. Pyott David E.I. Pyott Chairman of the Board and Chief Executive Officer

Date: March 2, 2006	By /s/ Jeffrey L. Edwards Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2006	By /s/ James F. Barlow James F. Barlow Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: March 2, 2006	By /s/ Herbert W. Boyer Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: March 2, 2006	By /s/ Handel E. Evans Handel E. Evans, Director

Date: March 1, 2006	By /s/ Michael R. Gallagher Michael R. Gallagher, Director

Date: March 2, 2006	By /s/ Gavin S. Herbert Gavin S. Herbert, Director and Chairman Emeritus

Date: March 2, 2006	By /s/ Robert A. Ingram Robert A. Ingram, Director

Date: March 2, 2006	By /s/ Trevor M. Jones Trevor M. Jones, Director

Date: March 2, 2006	By /s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr., Director

Date: March 1, 2006	By /s/ Russell T. Ray Russell T. Ray, Director

Date: March 2, 2006	By /s/ Stephen J. Ryan Stephen J. Ryan, M.D., Director

Date: March 2, 2006	By /s/ Leonard D. Schaeffer Leonard D. Schaeffer, Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, refers to the process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Allergan;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Allergan are being made only in accordance with authorizations of management and directors of Allergan; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Allergan’s assets that could have a material effect on the financial statements.
      Management’s assessment of the effectiveness of Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on management’s assessment and on the effectiveness of Allergan’s internal control over financial reporting as of December 31, 2005. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.
      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of the end of the most recent fiscal year, based on those criteria.
David E.I. Pyott
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Jeffrey L. Edwards
Executive Vice President, Finance and
Business Development, Chief Financial Officer
(Principal Financial Officer)
March 2, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allergan, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Allergan, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Allergan, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allergan, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 2, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Allergan, Inc.
      We have audited the consolidated balance sheet of Allergan, Inc. (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company at December 31, 2004 and for the years ended December 31, 2004 and 2003, were audited by other auditors whose report dated March 4, 2005, expressed an unqualified opinion on those statements and schedule and included an explanatory paragraph that disclosed the adoption of Emerging Issues Task Force No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earning Per Share, in the fiscal fourth quarter of 2004 discussed in Note 1 to these financial statements.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Allergan, Inc.:
      We have audited the accompanying consolidated balance sheet of Allergan, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allergan, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force (EITF) No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fiscal fourth quarter of 2004 and restated all prior period diluted earnings per share amounts.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

ALLERGAN, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2005	2004

	(in millions, except
	share data)
ASSETS
Current assets
Cash and equivalents	$1,296.3	$894.8
Trade receivables, net	246.1	243.5
Inventories	90.1	89.9
Other current assets	193.1	147.8

Total current assets	1,825.6	1,376.0
Investments and other assets	258.9	230.0
Deferred tax assets	123.2	115.7
Property, plant and equipment, net	494.0	468.5
Goodwill	9.0	8.7
Intangibles, net	139.8	58.1

Total assets	$2,850.5	$2,257.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$169.6	$13.1
Convertible notes, net of discount	520.0	—
Accounts payable	92.3	97.9
Accrued compensation	84.8	77.1
Other accrued expenses	177.3	178.5
Income taxes	—	93.0

Total current liabilities	1,044.0	459.6
Long-term debt	57.5	56.5
Long-term convertible notes, net of discount	—	513.6
Other liabilities	181.0	108.6
Commitments and contingencies	—	—
Minority interest	1.1	2.5
Stockholders’ equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 134,255,000 shares	1.3	1.3
Additional paid-in capital	417.7	387.1
Accumulated other comprehensive loss	(50.6)	(45.7)
Retained earnings	1,305.1	982.5

	1,673.5	1,325.2
Less treasury stock, at cost (1,431,000 and 2,838,000 shares, respectively)	(106.6)	(209.0)

Total stockholders’ equity	1,566.9	1,116.2

Total liabilities and stockholders’ equity	$2,850.5	$2,257.0

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(in millions,
	except per share data)
Product sales
Net sales	$2,319.2	$2,045.6	$1,755.4
Cost of sales	399.6	386.7	320.3

Product gross margin	1,919.6	1,658.9	1,435.1

Research services
Research service revenues	—	—	16.0
Cost of research services	—	—	14.5

Research services margin	—	—	1.5

Selling, general and administrative	913.9	778.9	697.2
Research and development	391.0	345.6	763.5
Restructuring charge (reversal), net	43.8	7.0	(0.4)

Operating income (loss)	570.9	527.4	(23.7)
Interest income	35.4	14.1	13.0
Interest expense	(12.4)	(18.1)	(15.6)
Gain on investments, net	0.8	0.3	—
Unrealized gain (loss) on derivative instruments, net	1.1	(0.4)	(0.3)
Other, net	3.4	8.8	(2.9)

Earnings (loss) before income taxes and minority interest	599.2	532.1	(29.5)
Provision for income taxes	192.4	154.0	22.2
Minority interest	2.9	1.0	0.8

Net earnings (loss)	$403.9	$377.1	$(52.5)

Basic earnings (loss) per share	$3.08	$2.87	$(0.40)

Diluted earnings (loss) per share	$3.01	$2.82	$(0.40)

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock			Comprehensive
			Paid-In	Unearned	Comprehensive	Retained				Income
	Shares	Par Value	Capital	Compensation	Loss	Earnings	Shares	Amount	Total	(Loss)

	(in millions, except per share data)
Balance December 31, 2002	134.3	$1.3	$337.4	$(1.1)	$(73.4)	$871.7	(4.8)	$(327.6)	$808.3
Comprehensive income (loss) Net loss						(52.5)			(52.5)	$(52.5)
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(0.8)
Foreign currency translation adjustments										17.4
Unrealized gain on investments										1.9

Other comprehensive income					18.5				18.5	18.5

Comprehensive loss										$(34.0)

Adjustment to distribution of Advanced Medical Optics, Inc. common stock to shareholders						0.3			0.3
Dividends ($0.36 per share)						(46.9)			(46.9)
Stock options exercised			26.1			(75.5)	1.7	122.9	73.5
Activity under other stock plans				(3.9)		(1.4)	0.2	11.3	6.0
Purchase of treasury stock							(1.2)	(90.6)	(90.6)
Expense of compensation plans				2.0					2.0

Balance December 31, 2003	134.3	1.3	363.5	(3.0)	(54.9)	695.7	(4.1)	(284.0)	718.6
Comprehensive income Net earnings						377.1			377.1	$377.1
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(1.1)
Foreign currency translation adjustments										9.9
Unrealized gain on investments										0.4

Other comprehensive income					9.2				9.2	9.2

Comprehensive income										$386.3

Dividends ($0.36 per share)						(47.3)			(47.3)
Stock options exercised			28.2			(45.8)	1.9	129.4	111.8
Activity under other stock plans				(3.9)		2.8	0.2	10.8	9.7
Purchase of treasury stock							(0.8)	(65.2)	(65.2)
Expense of compensation plans				2.3					2.3

Balance December 31, 2004	134.3	1.3	391.7	(4.6)	(45.7)	982.5	(2.8)	(209.0)	1,116.2
Comprehensive income Net earnings						403.9			403.9	$403.9
Other comprehensive income, net of tax:
Minimum pension liability adjustment										(0.6)
Foreign currency translation adjustments										(3.9)
Unrealized gain on investments										(0.4)

Other comprehensive loss					(4.9)				(4.9)	(4.9)

Comprehensive income										$399.0

Dividends ($0.40 per share)						(52.6)			(52.6)
Stock options exercised			33.9			(30.8)	2.4	180.4	183.5
Activity under other stock plans				(8.3)		2.1	0.3	16.3	10.1
Purchase of treasury stock							(1.3)	(94.3)	(94.3)
Expense of compensation plans				5.0					5.0

Balance December 31, 2005	134.3	$1.3	$425.6	$(7.9)	$(50.6)	$1,305.1	(1.4)	$(106.6)	$1,566.9

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(in millions)
Cash flows provided by operating activities
Net earnings (loss)	$403.9	$377.1	$(52.5)
Non-cash items included in net earnings (loss)
In-process research and development	—	—	458.0
Depreciation and amortization	78.9	68.3	57.9
Amortization of original issue discount and debt issuance costs	9.8	11.8	8.6
Write-off of deferred convertible debt issuance costs	—	—	0.9
Deferred income tax benefit	(25.0)	(34.5)	(61.6)
Gain on investments	(0.8)	(0.3)	—
(Gain) loss on sale/abandonment of assets	(5.8)	4.1	3.7
Unrealized (gain) loss on derivative instruments, net	(1.1)	0.4	0.3
Expense of compensation plans	15.1	11.5	10.3
Minority interest	2.9	1.0	0.8
Restructuring charge (reversal) and asset write-offs, net	43.8	7.0	(0.4)
Changes in assets and liabilities:
Trade receivables	(11.2)	(15.8)	12.5
Inventories	1.1	(11.8)	(3.3)
Other current assets	(31.9)	14.7	(7.6)
Other non-current assets	(34.4)	(26.0)	(49.2)
Accounts payable	(3.8)	9.2	(4.4)
Accrued expenses	(27.7)	27.7	35.1
Income taxes	(61.8)	72.3	15.3
Other liabilities	72.6	31.8	10.9

Net cash provided by operating activities	424.6	548.5	435.3

Cash flows from investing activities
Additions to property, plant and equipment	(78.5)	(96.4)	(109.6)
Additions to capitalized software	(13.6)	(10.5)	(12.3)
Additions to intangible assets	(99.3)	—	—
Proceeds from sale of property, plant and equipment	7.8	—	—
Proceeds from sale of investments	1.3	—	—
Acquisitions, net of cash acquired	—	—	(469.5)
Other, net	0.2	0.1	(3.5)

Net cash used in investing activities	(182.1)	(106.8)	(594.9)

Cash flows from financing activities
Dividends to stockholders	(52.3)	(47.3)	(46.9)
Net increase (decrease) in notes payable	157.0	(12.6)	10.0
Net (repayments) borrowings under commercial paper obligations	—	(10.4)	10.4
Repayments of convertible borrowings	—	—	(46.2)
Repayments of long-term debt	—	—	(0.5)
Sale of stock to employees	149.9	83.6	47.0
Payments to acquire treasury stock	(94.3)	(65.2)	(90.6)

Net cash provided by (used in) financing activities	160.3	(51.9)	(116.8)

Effect of exchange rates on cash and equivalents	(1.3)	(2.6)	10.0

Net increase (decrease) in cash and equivalents	401.5	387.2	(266.4)
Cash and equivalents at beginning of year	894.8	507.6	774.0

Cash and equivalents at end of year	$1,296.3	$894.8	$507.6

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$11.5	$13.5	$15.7

Income taxes, net of refunds	$279.4	$110.0	$72.3

     Cash paid for income taxes in 2005 includes amounts related to the Company’s repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004.
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

Foreign Currency Translation
      The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any year presented. (See Note 11, Financial Instruments.)

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

Long-Lived Assets
      Property, plant and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. The useful lives for buildings, including building improvements, range from seven years to 40 years and, for machinery and equipment, three years to 15 years. Leasehold improvements are amortized over the shorter of their economic lives or lease terms. Accelerated depreciation methods are generally used for income tax purposes.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Treasury Stock
      Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2005 and 2004, the Company held approximately 1.4 million and 2.8 million treasury shares, respectively, under this program.

Revenue Recognition
      The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.8 million and $1.3 million at December 31, 2005 and 2004, respectively. The Company permits returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from the normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon the Company’s historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at December 31, 2005 and 2004 were $5.1 million and $5.8 million, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
      Additionally, the Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at December 31, 2005 and 2004 were $71.9 million and $61.4 million, respectively. The Company’s procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, the Company uses historical sales, product utilization and rebate data and applies forecasting techniques in order to estimate the Company’s liability amounts. Qualitatively, manage-

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. Additionally, there is a significant time lag between the date the Company determines the estimated liability and when the Company actually pays the liability. Due to this time lag, the Company records adjustments to its estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue the Company recognizes from the product sales if the actual amount of rebates and incentives differs materially from the amounts estimated by management.
      Research service revenue is recognized and related costs are recorded as services are performed under research service agreements. At such time, the research service customers are obligated to pay, and such obligation is not refundable.
      The Company recognizes license fees as other income based on the facts and circumstances of each licensing agreement. In general, the Company recognizes income upon the signing of a license agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license. The Company defers income under license agreements when it has further obligations that indicate that a separate earnings process has not culminated.

Stock-Based Compensation
      As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting. Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value. The Company’s contributions of common stock related to the Company’s savings and investment plans are measured at market price at the date of contribution. Restricted stock awards, including restricted stock units, are valued based on the market price of a share of nonrestricted stock on the grant date. No compensation expense has been recognized for stock-based incentive compensation plans other than for the contributions of common stock to the Company’s savings and investment plans and the restricted stock awards under both the incentive compensation plan and the non-employee director equity incentive plan. (See Note 10, Employee Stock Plans.) Had compensation expense for the Company’s stock options under the incentive compensation plan and the non-employee director equity incentive plan been recognized based upon the fair value of awards granted, the Company’s net earnings (loss) would have been reduced (increased) to the following pro forma amounts:

	2005	2004	2003

	(in millions, except
	per share data)
Net earnings (loss), as reported	$403.9	$377.1	$(52.5)
Add stock-based compensation expense included in reported net earnings (loss), net of tax	8.7	7.6	7.2
Deduct stock-based compensation expense determined under fair value based method, net of tax	(42.4)	(45.4)	(43.6)

Pro forma net earnings (loss)	$370.2	$339.3	$(88.9)

Earnings (loss) per share:
As reported basic	$3.08	$2.87	$(0.40)
As reported diluted	$3.01	$2.82	$(0.40)
Pro forma basic	$2.82	$2.58	$(0.68)
Pro forma diluted	$2.76	$2.53	$(0.68)

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years. See New Accounting Standards Not Yet Adopted below for a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R).

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
      In response to SFAS No. 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the June 2002 spin-off of Advanced Medical Optics, Inc. (AMO). The former employees of the Company are current employees of AMO. As a result of the acceleration, the second tranche and third tranche of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they vest according to their terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.
      The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of SFAS No. 123R. The future expense that was eliminated is approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, is attributable to options held by executive officers). This amount was reflected in the Company’s pro forma footnote disclosure under “Stock-Based Compensation” for the year ended December 31, 2005. This treatment is permitted under the transition guidance provided by SFAS No. 123R.

Advertising Expenses
      Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $100.5 million, $54.0 million and $45.9 million in 2005, 2004 and 2003, respectively.

Income Taxes
      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made.
      Valuation allowances against the Company’s deferred tax assets were $44.1 million and $51.9 million at December 31, 2005 and 2004, respectively. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by management.
      The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations. At December 31, 2005, the Company had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Reclassifications
      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recently Adopted Accounting Standards
      In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. The Company adopted the provisions of FIN 47 in its fourth fiscal quarter of 2005. The adoption did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, Financial Accounting Standards Board Position 109-2 (FASB Staff Position 109-2) was issued and was effective upon issuance. FASB Staff Position 109-2 establishes standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company determined during its second fiscal quarter 2005 that it had sufficient information to make an informed decision on the impact of the Act on the Company’s repatriation plans and recorded a $32.8 million tax liability based on a plan to repatriate approximately $674.0 million in extraordinary dividends as defined by the Act. Upon the subsequent execution of the divided repatriation plan in 2005, the Company repatriated $674.0 million in extraordinary dividends and adjusted its estimate of the tax liability on the extraordinary dividends to $29.9 million.
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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards Not Yet Adopted
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), was issued and is effective for entities that do not file as small business issuers as of the beginning of the first interim reporting period of fiscal years that begin after June 15, 2005, which is the Company’s first fiscal quarter of 2006. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R sets accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123R, the Company will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because the Company historically accounted for share-based payment arrangements under the intrinsic value method of accounting, the Company will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro forma net earnings and basic and diluted earnings per share, had compensation expense for the Company’s stock options been recognized based upon the fair value for awards granted. The Company will adopt the provisions of SFAS No. 123R in its first fiscal quarter of 2006. For fiscal year 2006, the Company estimates the incremental increase to compensation costs related to the expensing of stock options will be approximately $28.0 million, net of tax.

Note 2:	Restructuring Charges and Transition/ Duplicate Operating Expenses

Restructuring and Streamlining of Operations in Japan
      On September 30, 2005 the Company entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote the Company’s Botox® in Japan and China. Under the terms of this agreement, the Company licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of entering into this agreement, the Company initiated a plan in October 2005 to restructure and streamline operations in Japan. The restructuring seeks to optimize the efficiencies of a third party license and distribution business model and align the Company’s operations in Japan with its reduced role in research and development and commercialization activities under the agreement with GSK.
      The Company has incurred, and anticipates that it will continue to incur, restructuring charges relating to one-time termination benefits, contract termination costs and other asset-related expenses in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring will be between $3.0 million and $5.0 million. The Company began to incur these amounts in the fourth quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Substantially all of the pre-tax charges are expected to be cash expenditures.
      During the fourth quarter of 2005, the Company recorded pre-tax restructuring charges of $2.3 million. The restructuring charges primarily consist of one-time termination benefits, contract termination costs and

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other asset-related expenses. Cumulative charges for employee severance as shown in the table below relate to 65 employees of which 55 were severed as of December 31, 2005.
      The following table presents the cumulative restructuring activities through December 31, 2005:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2005	$2.0	$0.3	$2.3
Spending	(1.3)	(0.2)	(1.5)

Balance at December 31, 2005 (included in Other accrued expenses)	$0.7	$0.1	$0.8

      The remaining balance at December 31, 2005 is comprised of accrued one-time termination benefits and lease termination charges.

Restructuring and Streamlining of European Operations
      Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European research and development (R&D) and commercial activities. Specifically, the restructuring involves moving key European R&D and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group.
      The Company has incurred, and anticipates that it will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, transition and duplicate operating expenses, contract termination costs and capital and other asset-related expenses in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring, including transition and duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures.
      The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 155 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $30 million to $31 million.
      Estimated charges include approximately $11 million to $13 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited) and a loss on the possible sale of the Company’s Mougins facility. The Company began to record these costs in the fourth quarter of 2005 and they are expected to continue up through and including the second quarter of 2006.
      Estimated transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. The Company also expects to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. Transition and duplicate operating expenses are currently estimated to total approximately $5 million to

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$7 million. The Company began to record these costs in the first quarter of 2005 and they are expected to continue up through and including the second quarter of 2006.
      The Company expects to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $3 million and $4 million. The Company began to record these expenditures in the third quarter of 2005 and they are expected to continue up through and including the second quarter of 2006.
      During the year ended December 31, 2005, the Company recorded pre-tax restructuring charges of $28.9 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation and other costs. The following table presents the cumulative restructuring activities through December 31, 2005:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005 (included in Other accrued expenses)	$15.2	$—	$15.2

      Employee severance in the preceding table relates to 155 employees, of which 67 were severed as of December 31, 2005. Employee severance charges were based on social plans in France and Italy, and the Company’s severance practices for employees in the other affected European countries. During 2005, the Company also recorded $5.6 million of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications, recruitment and consulting costs. Transition/duplicate operating expenses of $0.3 million in cost of sales, $3.8 million in selling, general and administrative expenses and $1.5 million in research and development expenses have been included in the Company’s consolidated statements of operations for the year ended December 31, 2005.

Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
      In October 2004, the Company’s Board of Directors approved certain restructuring activities related to the termination in June 2005 of the Company’s manufacturing and supply agreement with AMO. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company eliminated certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
      As of December 31, 2005, the Company recorded cumulative pre-tax restructuring charges of $21.6 million related to the termination of the manufacturing and supply agreement. These charges primarily include statutory severance and one-time termination benefits related to the reduction in the Company’s workforce of 323 employees and the write-off of assets previously used for contract manufacturing. The pre-tax charges are net of tax credits received under qualifying government-sponsored employment programs.
      As of December 31, 2005, the Company had completed substantially all activities related to the termination of the manufacturing and supply agreement. The Company expects to record an additional

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.0 million to $3.0 million in pre-tax restructuring charges during the first three quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
      The following table presents the cumulative restructuring activities through December 31, 2005 resulting from the scheduled termination of the manufacturing and supply agreement with AMO:

	Employee	Other
	Severance	Costs	Total

	(in millions)
Net charge during 2004	$7.1	—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	11.5	3.0	14.5
Assets written off	—	(2.4)	(2.4)
Spending (net of employment tax credits received)	(18.4)	(0.6)	(19.0)

Balance at December 31, 2005 (included in Other accrued expenses)	$0.1	$—	$0.1

      The remaining balance at December 31, 2005 is comprised of accrued one-time termination benefits of $0.1 million. Included in other costs within the table above is $0.2 million of inventory write-offs that have been recorded as a component of “Cost of sales” in the consolidated statements of operations.
      During the year ended December 31, 2005, the Company reduced by $1.6 million the remaining balance of other accrued costs associated with restructuring costs and asset write-offs previously recorded in connection with the spin-off of AMO in 2002. This reduction in other accrued costs was included in “Restructuring charge (reversal), net” for the year ended December 31, 2005. At December 31, 2005, there were no remaining accrued costs associated with the 2002 spin-off of AMO.

Note 3:	Acquisitions

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
      Unaudited pro forma operating results for the Company, assuming the acquisition of Oculex occurred January 1, 2003, and excluding any pro forma charge for in-process research and development costs, are as follows:

2003

(in millions, except
per share amounts)
Product net sales	$1,755.4
Research service revenues	$16.0
Net loss	$(76.1)
Basic net loss per share	$(0.58)
Diluted net loss per share	$(0.58)

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma net loss in 2003 exclude pre-acquisition expenses recorded by Oculex related to actions taken to complete the sale of Oculex to the Company, including severance costs and transaction advisory fees. The Company estimates the pro forma effect of these pre-acquisition expenses to be approximately $3.3 million after tax.
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

$264.6

      From the time of Bardeen’s formation until the acquisition date, the Company performed research and development on the compounds comprising the portfolio on Bardeen’s behalf pursuant to a research and development services agreement between the Company and Bardeen under which all such activities were fully funded by Bardeen and services were performed on a cost plus 10% basis. Because the financial risk associated with the research and development was transferred to Bardeen, the Company recognized revenues and related costs as services were performed under such agreements as required under SFAS No. 68, Research and Development Arrangements. These amounts are included in research service revenues in the accompanying

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of operations. For the year ended December 31, 2003, the Company recognized $16.0 million in research revenues and $14.5 million in research cost under the research and development services agreement with Bardeen.

Note 4:	Composition of Certain Financial Statement Captions

	December 31,

	2005	2004

	(in millions)
Trade receivables, net
Trade receivables	$250.5	$249.2
Less allowance for doubtful accounts	4.4	5.7

	$246.1	$243.5

Inventories
Finished products	$52.9	$50.5
Work in process	24.8	23.2
Raw materials	12.4	16.2

	$90.1	$89.9

Other current assets
Prepaid expenses (including prepaid income taxes of $0.9 million)	$57.5	$50.0
Deferred taxes	91.1	72.0
Other	44.5	25.8

	$193.1	$147.8

Investments and other assets
Prepaid pensions	$135.4	$110.9
Investments in corporate-owned life insurance contracts used to fund deferred executive compensation	42.0	34.3
Capitalized software	27.3	22.6
Equity investments	8.3	9.0
Other	45.9	53.2

	$258.9	$230.0

Property, plant and equipment, net
Land	$18.6	$6.6
Buildings	475.7	487.1
Machinery and equipment	318.1	310.2

	812.4	803.9
Less accumulated depreciation	318.4	335.4

	$494.0	$468.5

Other accrued expenses
Sales rebates and other incentive programs	$71.9	$61.4
Accrued restructuring charges	16.1	13.2
Royalties	24.1	27.3
Sales returns	5.1	5.8
Other	60.1	70.8

	$177.3	$178.5

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

	(in millions)
Other liabilities
Postretirement benefit plan	$27.3	$24.5
Non-qualified benefit plan	31.5	29.2
Deferred executive compensation	43.1	37.5
Deferred income	73.7	10.4
Other	5.4	7.0

	$181.0	$108.6

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(48.6)	$(44.7)
Minimum pension liability adjustments, net of taxes of $2.3 million and $1.9 million for 2005 and 2004, respectively	(3.8)	(3.2)
Unrealized gain on investments, net of taxes of $1.2 million and $0.9 million for 2005 and 2004, respectively	1.8	2.2

	$(50.6)	$(45.7)

      The increase in deferred income at December 31, 2005 compared to December 31, 2004 primarily relates to an up-front payment received in connection with the Company’s licensing arrangement with GlaxoSmithKline.

Note 5:	Intangibles and Goodwill
      At December 31, 2005 and 2004, the components of amortizable and unamortizable intangibles, goodwill and certain other related information were as follows:

Intangibles

	December 31, 2005			December 31, 2004

			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)

	(in millions)			(in millions)
Amortizable Intangible Assets:
Licensing	$137.8	$(25.5)	8.0	$38.5	$(10.6)	7.9
Trademarks	3.5	(2.3)	15.0	3.5	(1.9)	15.0
Core technology	29.3	(4.1)	15.0	29.6	(2.2)	15.0
Other	1.1	(0.9)	5.0	1.0	(0.7)	5.0

	171.7	(32.8)	9.3	72.6	(15.4)	11.1
Unamortizable Intangible Assets:
Foreign business license	0.9	—		0.9	—

	$172.6	$(32.8)		$73.5	$(15.4)

      Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. The

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increase in licensing assets at December 31, 2005 compared to December 31, 2004 primarily relates to an up-front payment associated with a royalty buy-out agreement relating to Restasis®, the Company’s drug for the treatment of chronic dry eye disease.
      Core technology consists of a drug delivery technology acquired in connection with the 2003 acquisition of Oculex. (See Note 3, Acquisitions.)
      Aggregate amortization expense for amortizable intangible assets was $17.4 million, $8.2 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Estimated amortization expense is $20.3 million for 2006, $19.2 million for 2007, $17.4 million for 2008, $16.8 million for 2009 and $16.7 million for 2010.

Goodwill

	December 31,

	2005	2004

	(in millions)
Goodwill:
United States	$4.6	$4.6
Latin America	3.6	3.2
Europe and other	0.8	0.9

	$9.0	$8.7

      There was no activity related to goodwill during the year ended December 31, 2005. The changes in goodwill balances are the result of foreign currency translation.

Note 6:	Notes Payable and Long-Term Debt

	2005		2004
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2005	Rate	2004

		(in millions)		(in millions)
Bank loans	4.63%	$169.6	2.73%	$13.1
Medium term notes 3.56% - 7.47% 2008 - 2012	5.26%	57.5	5.29%	56.5

		227.1		69.6
Less current maturities		169.6		13.1

Total long-term debt		$57.5		$56.5

      As of December 31, 2005, the Company had a committed bridge credit facility related to the pending acquisition of Inamed Corporation, a committed long-term credit facility, a committed foreign line of credit in Japan, a commercial paper program, a medium-term note program, an unused debt shelf registration statement that the Company may use for a new medium-term note program and other issuances of debt securities, and various foreign bank facilities. The committed bridge credit facility allows for borrowings of up to $1.1 billion for 364 days from the date of closing the acquisition of Inamed Corporation. The committed long-term credit facility allows for borrowings of up to $400 million through May 2009. The committed foreign line of credit allows for borrowings of up to three billion Japanese yen (approximately $25.5 million) through July 2006. The commercial paper program also provides for up to $300 million in borrowings. The commitment fees under the domestic and foreign credit facilities are minimal. The current medium-term note program allows the Company to issue up to an additional $7.5 million in registered notes on a non-revolving

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining minimum debt to capitalization ratios and a minimum consolidated net worth. Certain covenants also limit subsidiary debt and restrict dividend payments. The Company was in compliance with these covenants and has approximately $1.2 billion available for dividends at December 31, 2005. As of December 31, 2005, the Company had no borrowings under the committed bridge credit facility, committed foreign line of credit or commercial paper program, $164.0 million in borrowings under its committed long-term credit facility, $5.6 million outstanding in borrowings under various foreign bank loans and $57.5 million in borrowings outstanding under the medium-term note program.
      The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $169.6 million in 2006; zero in 2007; $32.5 million in 2008; zero in 2009 and 2010; and $25.0 million thereafter. Interest incurred of $1.0 million in 2005, $1.4 million in 2004 and $1.1 million in 2003 has been capitalized and included in property, plant and equipment.

Note 7:	Convertible Notes
      On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (Senior Notes) in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity if the closing price of Allergan’s common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or the Company calls the Senior Notes for redemption, makes specified distributions to its stockholders or becomes a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, the Company, together with Wells Fargo Bank, as trustee, executed a supplemental indenture with respect to the Senior Notes to amend the redemption and conversion provisions to restrict the Company’s ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, the Company is now required to pay the entire redemption amount in cash. In addition, upon any conversion, the Company will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture.
      Holders of the Senior Notes may surrender their Senior Notes, in multiples of $1,000 principal amount at maturity, for conversion in a fiscal quarter (and only during such fiscal quarter) if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than an amount equal to the accreted conversion price per share of the Company’s common stock on the last day of the preceding fiscal quarter multiplied by the applicable percentage (as set forth below); provided, however, that in no event shall such amount be less than $90 per share (subject to adjustment). The initial applicable percentage of the accreted conversion price shall be 125% and shall decline 0.25% every six-month period thereafter to 115% on November 6, 2022. The accreted conversion price per share as of any day will equal the quotient of (i) the accreted value to such day, divided by (ii) the number of shares of the Company’s common stock issuable upon the conversion of $1,000 principal amount at maturity of Senior Notes on such day. As of December 31, 2005 none of the Senior Notes have been converted. As of December 31, 2005, the conversion criteria were met, and holders may elect to convert the Senior Notes between January 1, 2006 and March 31, 2006. Because the conversion criteria were met at December 31, 2005, the Company reported the entire outstanding amount of the Senior Notes as a current liability as of December 31, 2005. Based on the terms of the Senior Notes, an assessment of the conversion criteria is performed each fiscal quarter, the result of which affects the holders’ ability to convert the Senior Notes in the immediately succeeding fiscal quarter. If the conversion

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
criteria are not met in the Company’s fiscal quarter ending March 31, 2006, the holders’ ability to convert the Senior Notes will be restricted until the conversion criteria are again met.
      The Company includes the dilutive effect from the assumed conversion of the Senior Notes, if any, in its computation of diluted earnings per share, assuming amounts due in excess of the accreted value will be paid in common stock. As a sensitivity measure, a $5.00 increase in the average price of the Company’s common stock would have resulted in an increase of approximately 0.3 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the year ended December 31, 2005.
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
      Interest expense of approximately $6.4 million, $6.4 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, was recognized representing the amortization of discount on the Senior Notes. The discount is amortized using the effective interest method over the stated term of 20 years. At December 31, 2005, approximately $121.5 million of unamortized discount remains as a component of the Senior Notes. The Company amortizes deferred debt issuance costs associated with the Senior Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007.

Note 8:	Income Taxes
      The components of earnings (loss) before income taxes and minority interest were:

	Year Ended December 31,

	2005	2004	2003

	(in millions)
U.S.	$455.7	$343.9	$(168.8)
Non-U.S.	143.5	188.2	139.3

Total	$599.2	$532.1	$(29.5)

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(in millions)
Current
U.S. federal	$159.3	$151.8	$77.4
Non-U.S.	32.1	26.4	6.8
U.S. state	24.9	10.3	(0.4)

Total current	216.3	188.5	83.8

Deferred
U.S. federal	(2.6)	(10.7)	(78.3)
Non-U.S.	(17.0)	(5.4)	19.4
U.S. state	(4.3)	(18.4)	(2.7)

Total deferred	(23.9)	(34.5)	(61.6)

Total	$192.4	$154.0	$22.2

      Current tax expense does not reflect benefit of $31.8 million, $28.2 million and $26.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated statements of stockholders’ equity.
      The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2005	2004	2003

Statutory rate of tax expense (benefit)	35.0%	35.0%	(35.0)%
State taxes, net of U.S. tax benefit	3.7	1.7	(2.7)
Tax differential on foreign earnings	(11.0)	(9.0)	(76.5)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	10.4	3.3	15.3
Other credits (R&D)	(2.6)	(1.5)	(17.0)
In-process R&D	—	—	228.6
Intangible write-offs	(0.4)	(0.5)	(0.7)
Tax audit settlements/adjustments	(1.1)	2.4	(13.8)
Change in valuation allowance	(0.6)	(4.1)	(25.6)
Other	(1.3)	1.6	2.7

Effective tax rate	32.1%	28.9%	75.3%

      Withholding and U.S. taxes have not been provided on approximately $299.5 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted in the United States. The Act’s repatriation provisions allow the Company to elect to deduct 85% of certain cash dividends

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received from its foreign corporations during calendar year 2005. In order for the Company to be eligible for the 85% deduction, the cash dividends must meet a number of criteria including, but not limited to, reinvestment in the United States pursuant to a domestic reinvestment plan approved by the Company’s board of directors. In addition, the provisions require that certain foreign tax credits and other deductions associated with the dividend payments be reduced commensurate with the level of tax benefit received by the Company from the 85% deduction.
      In connection with the Act, the Company repatriated $674.0 million in extraordinary dividends, as defined by the Act, in the year ended December 31, 2005 from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries and recorded a corresponding tax liability of $29.9 million. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on the Company’s historical repatriation levels, as defined by the Act. In 2005 the Company also repatriated approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $19.7 million.
      During the year ended December 31, 2005, the Company reduced its estimated income taxes payable for uncertain tax positions and related provision for income taxes by $24.1 million, primarily due to a change in estimate resulting from the resolution of several significant uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement (APA) was executed with the Internal Revenue Service in the U.S. during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which the Company acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
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
      At December 31, 2005, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $28.8 million.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(in millions)
Deferred tax assets
Net operating loss carryforwards	$9.8	$10.4	$12.1
Accrued expenses	25.3	21.4	18.7
Capitalized expenses	18.3	9.7	9.2
Deferred compensation	18.3	15.1	12.8
Medicaid rebates	18.0	14.9	11.8
Postretirement medical benefits	11.2	9.7	9.3
Capitalized intangible assets	130.2	123.1	131.8
Other credit carryforwards	—	1.0	—
Total inventories	16.6	11.9	9.0
Research credit carryforwards	4.9	10.6	21.6
Capital loss carryforwards	12.0	11.5	11.5
Unbilled costs	14.9	11.1	6.3
All other	39.0	32.5	15.2

	318.5	282.9	269.3
Less: valuation allowance	(44.1)	(51.9)	(74.1)

Total deferred tax assets	274.4	231.0	195.2

Deferred tax liabilities
Pension	32.4	21.2	21.5
Depreciation	24.4	13.1	10.3
All other	3.3	9.0	3.9

Total deferred tax liabilities	60.1	43.3	35.7

Net deferred tax assets	$214.3	$187.7	$159.5

      The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2005 were $91.1 million and $123.2 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2004 were $72.0 million and $115.7 million, respectively. Net current deferred tax assets are included in “Other current assets” in the consolidated balance sheets. The net change in the amount of the valuation allowance at December 31, 2005 compared to December 31, 2004 consists primarily of a decrease in the valuation allowance due to a change in the estimate of the amount of realizable deferred tax assets in Japan stemming from the recent licensing agreement with GlaxoSmithKline, partially offset by an increase in the valuation allowance related to deferred tax assets for certain capitalized intangible assets. The net change in the amount of the valuation allowance at December 31, 2004 compared to December 31, 2003 consists primarily of a reduction in the valuation allowance against research and development tax credit carryforwards (due to a change in the estimated usage that the Company believes will be realized). Approximately $3.0 million of the total valuation allowance relates to deferred tax assets associated with the 2003 acquisition of Oculex Pharmaceuticals, Inc., the realization of which will cause the reversal of the valuation allowance to be allocated to reduce acquired core technology intangible assets.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Note 9:	Employee Retirement and Other Benefit Plans

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
      The funded status of the pension and postretirement plans presented herein were measured as of September 30, 2005 and 2004, respectively.
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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Net Periodic Benefit Cost
      Components of net periodic benefit cost and the weighted-average assumptions used to determine net periodic cost for the years ended 2005, 2004, and 2003 were as follows:
          Net Periodic Benefit Cost

				Other
				Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

	(in millions)
Service cost	$17.6	$14.7	$12.6	$1.6	$1.3	$1.4
Interest cost	24.7	21.6	19.7	1.8	1.2	1.2
Expected return on plan assets	(27.4)	(25.4)	(23.6)	—	—	—
Amortization of prior service cost	—	0.1	0.1	(0.3)	(0.2)	(0.1)
Recognized net actuarial loss	9.5	6.7	3.1	—	—	—
Amortization of net loss	—	—	—	0.3	—	—

Net periodic benefit cost	$24.4	$17.7	$11.9	$3.4	$2.3	$2.5

          Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

				Other
				Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

U.S. Pension Plans:
Discount rate	5.95%	6.10%	6.75%	5.95%	6.10%	6.75%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	3.75%	3.50%	4.14%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.05%	5.20%	5.38%
Expected return on plan assets	6.89%	6.88%	6.64%
Rate of compensation increase	4.32%	3.91%	3.78%
      In 2005, for the U.S. qualified pension plan the Company determined the expected rate of return on plan assets to be 8.25%. This expected rate of return was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, for non-U.S. funded pension plans the Company determined the expected rate of return on plan assets to be 6.89%. This expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities.

Benefit Obligation
      The tables below present components of the change in projected benefit obligation and the weighted-average assumptions used to determine the benefit obligation at December 31, 2005 and 2004.
          Change in Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)
Projected benefit obligation, beginning of period	$433.8	$354.7	$25.0	$23.7
Service cost	17.6	14.7	1.6	1.3
Interest cost	24.8	21.6	1.7	1.2
Participant contributions	1.2	1.2	—	—
Actuarial loss	57.0	41.6	8.6	1.7
Benefits paid	(8.3)	(7.8)	(0.7)	(0.6)
Special termination benefits	(7.8)	0.2	—	—
Impact of foreign currency translation	(14.0)	7.6	—	—
Plan amendment	—	—	—	(2.3)

Projected benefit obligation, end of period	$504.3	$433.8	$36.2	$25.0

      The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $429.1 million and $374.9 million at December 31, 2005 and 2004, respectively.
          Weighted Average Assumptions Used to Determine Projected Benefit Obligation

			Other
	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

U.S. Pension Plans:
Discount rate used	5.60%	5.95%	5.60%	5.95%
Rate of compensation increase	4.25%	3.75%	—	—
Non-U.S. Pension Plans:
Discount rate used	4.24%	5.05%
Rate of compensation increase	4.09%	4.40%

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(in millions)
Effect on total service and interest cost components	$1.0	$(0.7)
Effect on postretirement benefit obligation	8.0	(5.5)
      The assumed annual health care cost trend rate for the retiree health plans was 10.0% for 2006, gradually decreasing to 5.0% in 2011 and remaining at that level thereafter.

Plan Assets
      The table below presents components of the change in plan assets at December 31, 2005 and 2004.

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)
Fair value of plan assets, beginning of period	$346.7	$298.4	$—	$—
Actual return on plan assets	49.2	32.3	—	—
Company contributions	49.6	16.9	0.7	0.6
Participant contributions	1.2	1.2	—	—
Benefits paid	(8.3)	(7.8)	(0.7)	(0.6)
Impact of foreign currency translation	(10.9)	5.7	—	—

Fair value of plan assets, end of period	$427.5	$346.7	$—	$—

      The Company’s funding policy for its U.S. qualified pension plan is to provide currently for accumulated benefits, subject to federal regulations. Plan benefits for the nonqualified plans are paid as they come due. Employer contributions include $1.2 million of benefits paid directly from the Company’s assets in 2005 and 2004, respectively, under the Company’s U.S. and major non-U.S. pension plans. Employer contributions and benefits paid under the retiree health plan include $0.7 million and $0.6 million paid from the Company’s assets in 2005 and 2004, respectively.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset allocation for the Company’s U.S. and non-U.S. funded pension plans follows:

		Percent of
	2006	Plan Assets
	Target
	Allocation	2005	2004

U.S. Pension Plans:
Equity securities	60.0%	60.0%	59.7%
Debt securities	35.0	40.0	39.3
Real estate	5.0	—	—
Cash equivalents	—	—	1.0

Total	100%	100%	100%

Non-U.S. Pension Plans:
Equity securities	60.0%	61.4%	58.2%
Debt securities	40.0	38.6	39.5
Real estate	—	—	—
Cash equivalents	—	—	2.3

Total	100%	100%	100%

      The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities, real estate investment trusts and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2006 is 8.25% for its U.S. pension plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks, and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies, and quarterly investment portfolio reviews.
      The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2006 is 6.89% for its non-U.S. funded pension plans.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status
      The table below presents components of the funded status at December 31, 2005 and 2004.

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)
Fair value of plan assets	$427.5	$346.7	$—	$—
Benefit obligation	504.3	433.8	36.2	25.0

Funded status of plans	(76.8)	(87.1)	(36.2)	(25.0)
Amounts not yet recognized:
Unrecognized net actuarial loss	178.4	166.3	10.9	2.7
Unrecognized prior service cost	—	—	(2.8)	(3.1)
Fourth quarter contributions	1.4	1.8	—	—

Prepaid (accrued) benefit costs, net	$103.0	$81.0	$(28.1)	$(25.4)

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)
Prepaid benefit cost	$135.8	$111.3	$—	$—
Accrued benefit cost	(32.8)	(30.3)	(28.1)	(25.4)
Minimum pension liability	(6.1)	(5.1)	—	—
Deferred tax asset	2.3	1.9	—	—
Accumulated other comprehensive income	3.8	3.2	—	—

Net amount recognized	$103.0	$81.0	$(28.1)	$(25.4)

      The projected benefit obligation, accumulated benefit obligation, and fair values of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2004 were as follows:

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the Fair
	the Fair Value of		Value of
	Plan Assets		Plan Assets

	2005	2004	2005	2004

	(in millions)
Projected benefit obligation	$504.3	$433.8	$50.1	$44.5
Accumulated benefit obligation	429.1	374.9	39.0	35.9
Fair value of plan assets	427.5	346.7	—	1.6
      In 2006, the Company expects to pay contributions of between $14.0 million and $16.0 million for its U.S. and non-U.S. pension plans and between $0.7 million and $0.8 million for its other postretirement plan (unaudited).

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
      Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

	(in millions)
2006	$9.9	$0.7
2007	11.2	0.9
2008	12.6	1.2
2009	14.1	1.5
2010	16.1	1.8
2011 - 2015	116.7	14.1

	$180.6	$20.2

     Savings and Investment Plan
      The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 4% of compensation, qualify for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan was $7.9 million in 2005, $7.3 million in 2004 and $6.4 million in 2003.
      In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan (effective January 1, 2003) which provides all employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $5.0 million, $3.7 million and $2.6 million in 2005, 2004 and 2003, respectively.

Note 10:	Employee Stock Plans

Premium Priced Stock Option Plan
      The Company has a premium priced stock option plan which provides for the granting of non-qualified premium priced stock options to officers and key employees. On July 30, 2001, the Company granted non-qualified stock options to purchase up to 2,500,000 shares of its common stock with a weighted average exercise price of $107.44 per share and a weighted average fair value of $17.02 per share to participants, including the Company’s executive officers, under the premium priced stock option plan. The options were issued in three tranches:

•	The first tranche has an exercise price equal to $88.55;
•	The second tranche has an exercise price equal to $106.26; and
•	The third tranche has an exercise price equal to $127.51.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of FAS No. 123R. The future expense that was eliminated is approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, is attributable to options held by executive officers). This amount was reflected in the Company’s pro forma footnote disclosure for the year ended December 31, 2005. This treatment is permitted under the transition guidance provided by FAS No. 123R.
      At December 31, 2005, approximately 679,800 of stock options are available for future grant under the premium priced stock option plan.

Incentive Compensation Plan
      The Company has an incentive compensation plan which provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock awards and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock which the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at December 31, 2005.
      Restricted stock awards under the incentive compensation plan are subject to restrictions as to sale or other disposition of the shares and to restrictions which require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant. The Company granted approximately 97,000, 33,000 and 42,500 shares of restricted stock under the plan in 2005, 2004 and 2003, respectively, with a weighted average value per share of $74.69, $81.23 and $60.25, respectively. Grants of restricted stock awards are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized as an expense over the vesting period. At December 31, 2005, there were 158,500 restricted shares issued and outstanding. Compensation expense recognized for the restricted stock awards under the incentive compensation plan was $1.7 million in 2005, $1.0 million in 2004 and $0.7 million in 2003.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, approximately 2,647,000 of aggregate stock options, shares of restricted stock and restricted stock units are available for future grant under the incentive compensation plan.

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
      Restrictions on restricted stock awards generally expire when the awards vest. Vesting occurs at the rate of 33 1/3% per year beginning twelve months after the date of grant. The Company granted 21,600, 21,600 and 18,136 shares of restricted stock under the plan in 2005, 2004 and 2003, respectively, at a weighted average value per share of $72.96, $91.17 and $70.88, respectively. Grants of restricted stock awards are charged to unearned compensation in stockholders’ equity at their intrinsic value and recognized as an expense over the vesting period. At December 31, 2005 there were 30,600 restricted shares issued and outstanding. Compensation expense recognized under this plan was $1.0 million in 2005, $1.3 million in 2004 and $1.3 million in 2003.
      At December 31, 2005, approximately 210,600 of aggregate stock options and shares of restricted stock are available for future grant under the non-employee director equity incentive plan.
      Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and the non-employee director equity incentive plan is summarized below:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

	(in thousands, except option price data)
Outstanding, beginning of year	11,750	$70.98	11,874	$64.64	11,745	$60.63
Options granted	2,071	73.07	2,103	82.92	2,210	60.81
Options exercised	(2,424)	61.72	(1,919)	43.56	(1,698)	27.86
Options cancelled	(615)	81.70	(308)	78.84	(383)	82.69

Outstanding, end of year	10,782	72.86	11,750	70.98	11,874	64.64

Exercisable, end of year	6,221	73.09	5,578	60.11	4,890	47.54

Weighted average fair value of options granted during the year	$24.98	$26.53	$19.27

      The fair value of each option granted during 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.50% in 2005, 2004 and 2003; expected volatility of 33.4% for 2005, 2004 and 2003; risk-free interest rate of 3.8% in 2005, 3.1% in 2004 and 3.0% in 2003; and expected life of five years for 2005, 2004 and 2003 grants.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/05	(in years)	Price	at 12/31/05	Price

$ 12.75 - $ 51.00	910	2.9	$30.21	910	$30.21
$ 51.01 - $ 63.76	2,167	5.8	57.58	1,316	55.92
$ 63.77 - $ 76.51	3,305	7.6	69.18	988	65.43
$ 76.52 - $ 89.26	3,145	6.1	82.67	1,797	82.61
$ 89.27 - $114.76	668	2.4	104.43	623	105.31
$127.51	587	1.6	127.51	587	127.51

Note 11:	Financial Instruments
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
      The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen and the U.K. Pound.
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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2005 and 2004, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2005		2004

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Forward exchange contracts	$38.6	$0.7	$16.6	$(0.5)
Foreign currency options purchased	98.5	2.9	82.4	1.6
Foreign currency options sold	17.0	0.2	—	—
      The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2005 and 2004. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from operations resulted in net realized losses of $1.0 million in 2005, $1.5 million in 2004, and $1.0 million in 2003, which are included in “Other, net” in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
      At December 31, 2005 and 2004, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 were as follows (in millions):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$1,296.3	$1,296.3	$894.8	$894.8
Non-current investments:
Marketable equity	8.1	8.1	8.8	8.8
Non-marketable equity	0.2	0.2	0.2	0.2
Notes payable	169.6	169.6	13.1	13.1
Convertible notes, net of discount	520.0	789.1	—	—
Long-term debt	57.5	62.1	56.5	63.6
Long-term convertible notes, net of discount	—	—	513.6	627.1
      Marketable equity amounts include an unrealized holding gain net of tax of $1.8 million and $2.2 million at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2005, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

Note 12:	Commitments and Contingencies

Operating Lease Obligations
      The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $23.6 million in 2005, $25.5 million in 2004 and $23.1 million in 2003.
      Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2005 are as follows: $22.7 million in 2006, $16.9 million in 2007, $13.6 million in 2008, $7.0 million in 2009, $12.3 million in 2010 and $23.5 million thereafter.

Legal Proceedings
      The Company is involved in various lawsuits and claims arising in the ordinary course of business.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 6, 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. On February 17, 2004, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On May 18, 2005, the Court of Appeals for the Federal Circuit issued an opinion affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. On August 13, 2005, Apotex filed a motion to vacate the injunction pending resolution of the remand from the United States Court of Appeals for the Federal Circuit on the obviousness. On October 28, 2005, the court denied Apotex’s motion. On November 4, 2005, Apotex filed a Notice of Appeal on the court’s ruling regarding the motion to vacate injunction. On November 16, 2005, Apotex filed with the United States Court of Appeals for the Federal Circuit an Emergency Motion for Stay of Plaintiffs’ Injunction Pending Appeal. On December 15, 2005, the United States Court of Appeals for the Federal Circuit granted Apotex’s motion, ruling that the permanent injunction had been vacated by its remand to the district court. Accordingly, on December 16, 2005, the Company filed a motion for temporary restraining order and preliminary injunction with the United States District Court for the Northern District of California. On December 29, 2005, the court granted the Company’s motion for a temporary restraining order. In its order, the court ruled that the defendants are restrained and enjoined, pending the court’s decision as to whether a preliminary injunction should issue, from commercially manufacturing, using, offering to sell, or selling within the United States or importing into the United States, the generic version of Acular®. On February 23, 2006, the court held a hearing on the Company’s motion for preliminary injunction and on the defendants’ obviousness challenge to the validity of the patent at issue. The court extended the temporary restraining order currently in place until the court issues its order regarding the defendants’ challenge to the validity of the patent at issue based on obviousness. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 was continued to July 21, 2006.
      On June 2, 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. On July 30, 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain the Company from, among other things, contacting magazines regarding Klein-Becker’s advertisements. On October 7, 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief. On August 14, 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. On March 2, 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. On August 4, 2005, Klein-Becker filed a Motion for Partial Summary Judgment. On August 24, 2005, the court granted Klein-Becker’s motion to amend the scheduling order and Klein-Becker’s motion for leave to amend the first amended complaint. On September 16, 2005, Klein-Becker filed its second amended

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
complaint asserting claims for cancellation of registered trademark, false advertising and unfair competition, intentional interference with potential and existing contractual relations, and seeking declaratory relief. On October 7, 2005, the Company filed its response to the second amended complaint and a motion to dismiss certain claims in Klein-Becker’s second amended complaint. On October 25, 2005, the Company filed a Motion for Partial Summary Judgment and a Motion for Preliminary Injunction. In response to the Company’s Motion for Partial Summary Judgment, Klein-Becker requested that it be permitted to take additional discovery, which request was granted. The hearing on Klein-Becker’s Motion for Partial Summary Judgment was heard on December 19, 2005 and the court took the motion under submission, but denied the Company’s Motion for Preliminary Injunction. Subsequently, the court granted the Company’s motion to submit additional evidence in response to Klein-Becker’s Motion for Partial Summary Judgment. On February 22, 2006, the court granted the Company’s motion to dismiss Klein-Becker’s claims for cancellation of registered trademark and unfair competition under state law. The court denied the Company’s motion to dismiss as to Klein-Becker’s federal false advertising and unfair competition claim. The court also denied Klein-Becker’s motion to file a Third Amended Complaint, in which Klein-Becker attempted to add Elizabeth Arden as a party and include a claim against Elizabeth Arden and the Company regarding the Prevage product. The court granted the Company’s motion as to a separate Motion for Partial Summary Judgment that Klein-Becker filed. Trial is scheduled for May 8, 2006, but Klein-Becker has filed a motion to continue the trial date to October 2006.
      On July 13, 2004, the Company received a paragraph 4 Hatch-Waxman Act certification from Alcon, Inc. indicating that Alcon had filed a New Drug Application with the FDA for a drug containing brimonidine tartrate ophthalmic solution in a 0.15% concentration. In the certification, Alcon contends that U.S. Patent Nos. 5,424,078; 6,562,873; 6,627,210; 6,641,834; and 6,673,337, all of which are assigned to the Company or its wholly-owned subsidiary, Allergan Sales, LLC, and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Alcon product. On August 24, 2004, the Company filed a complaint, entitled “Allergan, Inc. and Allergan Sales, LLC v. Alcon, Inc., Alcon Laboratories, Inc., and Alcon Research, Ltd.”, against Alcon for patent infringement in the United States District Court for the District of Delaware. On September 3, 2004, Alcon filed an answer to the complaint and a counterclaim against the Company. On September 23, 2004, the Company filed a reply to Alcon’s counterclaim. On May 2, 2005, Alcon filed a Motion for Summary Judgment of Non-Infringement of U.S. Patent No. 6,673,337 and Invalidity of U.S. Patent No. 6,641,834. The court took the Motion for Summary Judgment under submission without oral argument. On July 25, 2005, Alcon filed a motion for leave to amend its answer to the complaint and counterclaim. On July 26, 2005, the court adopted the Company’s proposed claim construction. On December 8, 2005, the court denied Alcon’s Motion for Summary Judgment. On January 17, 2006, the court denied Alcon’s motion for leave to amend its answer to the complaint and counterclaim. On January 31, 2006, Alcon filed a motion for reargument or reconsideration of its motion for leave to amend its answer to the complaint and counterclaim. On February 14, 2006 the court denied Alcon’s motion. Trial is scheduled for March 6, 2006. Pursuant to the Hatch-Waxman Act, approval of Alcon’s generic New Drug Application is stayed until the earlier of (1) 30 months from the date of the paragraph 4 certification, or (2) a ruling in the patent infringement litigation in Alcon’s favor.
      On August 26, 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names the Company and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint seeks damages, equitable relief, attorney’s fees and costs. On November 22, 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. On February 4, 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. On February 22, 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. On April 19, 2005, the court sustained the pharmaceutical defendants’

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
demurrer and granted the plaintiffs leave to further amend the second amended complaint. On May 6, 2005, the plaintiffs filed a third amended complaint. On May 27, 2005, the pharmaceutical defendants filed a demurrer. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. Trial is scheduled for September 25, 2006.
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
      Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Contingent Non-Income Taxes in Brazil
      The Company is currently involved in a long-standing administrative matter in Brazil related to the payment of certain sales taxes. This matter relates to a claim for tax credits taken by the Company for taxes previously paid that were determined to result from an illegal temporary increase in the applicable tax rate. Although the tax rate increase was ruled by the Brazilian Federal Supreme Court to be unconstitutional, the taxing authority has asserted that the Company does not have the ability to claim the credit for its own account rather than for the benefit of its customers who originally paid the tax to the Company upon purchasing the Company’s products. The Company currently believes that it is more likely than not, but not probable, that the Company could sustain a liability for unpaid taxes, including interest and penalties, estimated to be approximately $4.6 million at December 31, 2005.
      The Company expects that a resolution of the matter may ultimately take several years. The Company has not recorded any accrued costs for settlement of this matter.

Note 13:	Guarantees
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

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 67.5%, 69.1% and 70.4% of the Company’s total consolidated product net sales in 2005, 2004 and 2003, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2005, 2004 and 2003 were 14.9%, 14.1%, and 14.0%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2005, 2004 and 2003 were 14.2%, 13.0% and 14.2%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the 2002 spin-off of AMO. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.
      Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $470.7 million, $360.7 million and $343.0 million as of December 31, 2005, 2004 and 2003, respectively.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Sales by Product Line

	2005	2004	2003

	(in millions)
Specialty Pharmaceuticals
Eye Care Pharmaceuticals	$1,321.7	$1,137.1	$999.5
Botox®/ Neuromodulators	830.9	705.1	563.9
Skin Care	120.2	103.4	109.3

	2,272.8	1,945.6	1,672.7
Other	46.4	100.0	82.7

Net sales	$2,319.2	$2,045.6	$1,755.4

Geographic Information

	Net Sales

	2005	2004	2003

	(in millions)
United States	$1,521.7	$1,332.2	$1,157.7
Europe	395.0	334.6	272.5
Latin America	129.8	102.1	89.0
Asia Pacific	141.4	122.4	99.7
Other	88.5	60.9	59.2

	2,276.4	1,952.2	1,678.1
Manufacturing operations	42.8	93.4	77.3

Net sales	$2,319.2	$2,045.6	$1,755.4

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(in millions)
United States	$209.2	$76.6	$83.3	$38.2	$28.9	$26.7	$21.7	$15.2	$17.5
Europe	21.3	24.5	24.2	2.4	3.2	3.3	3.3	0.7	1.8
Latin America	18.0	17.1	17.3	3.9	3.6	2.8	2.9	2.8	1.5
Asia Pacific	2.0	3.3	3.8	1.1	1.4	1.6	0.4	0.6	0.5
Other	0.4	0.5	0.5	0.2	—	—	—	—	0.5

	250.9	122.0	129.1	45.8	37.1	34.4	28.3	19.3	21.8
Manufacturing operations	214.2	208.0	191.5	15.8	16.4	17.4	21.0	36.0	34.4
General corporate	204.9	227.9	198.2	17.3	14.8	6.1	29.2	41.1	53.4

Total	$670.0	$557.9	$518.8	$78.9	$68.3	$57.9	$78.5	$96.4	$109.6

      The increase in United States long-lived assets at December 31, 2005 compared to December 31, 2004 primarily relates to an increase in intangible assets associated with a royalty buy-out agreement for Restasis®, the Company’s drug for the treatment of chronic dry eye disease, and an increase in property, plant and equipment. The increase in United States depreciation and amortization for the year ended December 31,

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 compared to the year ended December 31, 2004 primarily relates to amortization associated with the increase in intangible assets.

Note 15:	Earnings Per Share
      The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2005	2004	2003

	(in millions, except per share amounts)

Net earnings (loss)	$403.9	$377.1	$(52.5)

Weighted average number of shares issued	131.1	131.3	130.2
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1.7	1.6	—
Dilutive effect of assumed conversion of convertible notes outstanding	1.2	1.0	—

Diluted shares	134.0	133.9	130.2

Earnings (loss) per share:
Basic	$3.08	$2.87	$(0.40)

Diluted	$3.01	$2.82	$(0.40)

      For the years ended December 31, 2005 and 2004, outstanding options to purchase 1.8 million and 4.0 million shares of common stock at exercise prices ranging from $85.50 to $127.51, and $82.48 to $127.51, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2003, outstanding options to purchase 11.9 million shares of common stock at exercise prices ranging from $10.41 to $127.51 were not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, therefore, the effect would be anti-dilutive.

ALLERGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Comprehensive Income (Loss)
      The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2005			2004			2003

	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount

	(in millions)
Foreign currency translation adjustments	$(3.9)	$—	$(3.9)	$9.9	$—	$9.9	$17.4	$—	$17.4
Minimum pension liability adjustment	(1.0)	0.4	(0.6)	(1.8)	0.7	(1.1)	(1.2)	0.4	(0.8)
Unrealized gains (losses) on investments	(0.2)	(0.2)	(0.4)	0.6	(0.2)	0.4	2.6	(0.7)	1.9

Other comprehensive income (loss)	$(5.1)	$0.2	(4.9)	$8.7	$0.5	9.2	$18.8	$(0.3)	18.5

Net earnings (loss)			403.9			377.1			(52.5)

Total comprehensive income (loss)			$399.0			$386.3			$(34.0)

Note 17:	Subsequent Event
      During January 2006 and February 2006, certain holders of the Company’s zero coupon convertible senior notes due 2022 (Senior Notes) with an aggregate principal amount at maturity of $97.4 million tendered their Senior Notes to the Company for conversion. In accordance with the amended and restated indenture governing the Senior Notes, the Company paid the note holders $79.0 million in cash, which amount represented the accreted value of the Senior Notes on the respective conversion dates, and 404,495 shares of the Company’s common stock. See Note 7, Convertible Notes, for further disclosure regarding the Senior Notes.

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions, except per share data)
2005(a)
Product net sales	$527.2	$591.0	$606.1	$594.9	$2,319.2
Product gross margin	433.1	479.3	507.6	499.6	1,919.6
Operating income	113.4	136.2	159.8	161.5	570.9
Earnings before income taxes and minority interest(c)	119.0	138.1	172.6	169.5	599.2
Net earnings(d)	79.9	33.4	150.5	140.1	403.9
Basic earnings per share	0.61	0.26	1.15	1.06	3.08
Diluted earnings per share	0.60	0.25	1.12	1.03	3.01

2004(b)
Product net sales	$472.4	$506.2	$510.8	$556.2	$2,045.6
Product gross margin	384.8	410.0	411.7	452.4	1,658.9
Operating income	118.1	124.8	133.2	151.3	527.4
Earnings before income taxes and minority interest(e)	116.2	122.4	132.5	161.0	532.1
Net earnings	80.8	91.8 (f)	92.0	112.5	377.1 (f)
Basic earnings per share	0.62	0.70	0.70	0.86	2.87
Diluted earnings per share	0.60	0.68	0.69	0.85	2.82

(a)	Fiscal quarters in 2005 ended on March 25, June 24, September 30 and December 31.
(b)	Fiscal quarters in 2004 ended on March 26, June 25, September 24 and December 31.
(c)	Includes 2005 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
Restructuring charge (reversal), net	$27.4	$10.3	$(0.1)	$6.2	$43.8
Transition/duplicate operating expenses	0.3	1.3	1.5	2.5	5.6
Interest related to previously paid income taxes and income tax settlements	—	—	(8.6)	(0.8)	(9.4)
Gain on sale of distribution business in India	—	—	(7.9)	—	(7.9)
(Gain) loss on sale of assets primarily used for AMO contract manufacturing	—	—	(5.8)	0.1	(5.7)

(d)	Includes estimated income tax provision (benefit) of $60.4 million, $(6.2) million and $(4.6) million in the second, third and fourth quarters, respectively, related to the repatriation of foreign earnings that had been previously permanently re-invested outside the United States.

(e)	Includes 2004 pre-tax charges (income) for the following items:

	Quarter

	First	Second	Third	Fourth	Total

	(in millions)
Patent infringement settlement	$(2.4)	$—	$—	$—	$(2.4)
Technology transfer fee	—	—	(5.0)	—	(5.0)
Collaboration amendment	—	—	—	(6.5)	(6.5)
Restructuring charge, net	—	—	—	7.0	7.0

(f)	Includes after-tax benefit of $6.1 million for state income tax recovery recorded in the second quarter of 2004.

SCHEDULE II
ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

	Balance at			Balance
Allowance for Doubtful Accounts	Beginning			at End
Deducted from Trade Receivables	of Year	Additions(a)	Deductions(b)	of Year

	(in millions)
2005	$5.7	$0.4	$(1.7)	$4.4
2004	5.3	1.2	(0.8)	5.7
2003	4.8	1.0	(0.5)	5.3

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

      (a) 3.     Exhibits:
INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement dated as of October 7, 2005 between Wells Fargo Bank, National Association and the Company, as successor Right Agent (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)

4.7	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.8	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

10.1	Form of director and executive officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1992)†

10.2	Form of Allergan, Inc. Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*††

10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 14, 2003)*

10.4	Form of Restricted Stock Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan

Exhibit
Number	Description

10.5	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan

10.6	Allergan, Inc. Deferred Directors’ Fee Program amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*

10.7	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated, November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.8	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.9	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.10	Form of Certificate of Restricted Stock Award Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.11	Form of Restricted Stock Units Terms and Conditions under the Company’s 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.12	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.13	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.14	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.15	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.20	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

Exhibit
Number	Description

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (Restated 1996) (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1996)*

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)*

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)*

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.33	Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated March 23, 1999, filed in definitive form on March 22, 1999)*

10.34	First Amendment to Allergan, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2000)*

10.35	Allergan, Inc. 2006 Management Bonus Plan*

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*

10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*

10.38	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on March 23, 2001)*

10.39	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 the Company’s Report on Form 10-Q for the Quarter ended March 25, 2005)

10.40	Distribution Agreement dated March 4, 1994 between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993)

10.41	Credit Agreement, dated as of October 11, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)

Exhibit
Number	Description

10.42	First Amendment to Credit Agreement, dated as of October 30, 2002, among the Company, as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.43	Second Amendment to Credit Agreement, dated as of May 16, 2003, among the Company, as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.44	Third Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.45	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among the Company, as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.46	Contribution and Distribution Agreement by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.47	Transitional Services Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.48	Employee Matters Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.49	Tax Sharing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.50	Manufacturing Agreement between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.51	Agreement and Plan of Merger dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

10.52	Transition and General Release Agreement effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.53	Transfer Agent Services Agreement dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — China License Agreement dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.55	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit
Number	Description

10.56	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.57	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

21	List of Subsidiaries of Allergan, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2	Report and consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

†	All current directors and executive officers of the Company have entered into the Indemnity Agreement with the Company.

††	All vice president level employees and above of the Company, including the executive officers, have entered into the Allergan, Inc. Change in Control Agreement.
      (b) Item 601 Exhibits

Reference is hereby made to the Index of Exhibits under Item 15(a)(3) of Part IV of this report.