Form 10-Q
period 2006-03-31
ALLERGAN INC
filed 2006-05-10
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐     No ☑.
As of May 5, 2006 there were 152,659,430 shares of common stock outstanding (including 3,196,865 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended
	March 31,	March 25,
	2006	2005
Product Sales
Net sales	$615.2	$527.2
Cost of sales	101.6	94.1

Product gross margin	513.6	433.1

Other revenue	10.5	2.9

Operating costs and expenses
Selling, general and administrative	274.0	213.2
Research and development	670.1	82.0
Restructuring charge	2.8	27.4

Operating (loss) income	(422.8)	113.4

Non-operating income (expense)
Interest income	9.2	5.5
Interest expense	(7.8)	(4.5)
Unrealized (loss) gain on derivative instruments, net	(1.0)	0.1
Other, net	(0.7)	4.5

	(0.3)	5.6

(Loss) earnings before income taxes and minority interest	(423.1)	119.0

Provision for income taxes	21.9	39.2
Minority interest income	(0.2)	(0.1)

Net (loss) earnings	$(444.8)	$79.9

(Loss) earnings per share:
Basic	$(3.29)	$0.61

Diluted	$(3.29)	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and equivalents	$876.2	$1,296.3
Trade receivables, net	365.2	246.1
Inventories	207.2	90.1
Other current assets	233.4	193.1

Total current assets	1,682.0	1,825.6
Investments and other assets	275.0	258.9
Deferred tax assets	—	123.2
Property, plant and equipment, net	564.9	494.0
Goodwill	1,922.4	9.0
Intangibles, net	816.1	139.8

Total assets	$5,260.4	$2,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$952.0	$169.6
Convertible notes, net of discount	427.3	520.0
Accounts payable	119.8	92.3
Accrued compensation	66.1	84.8
Other accrued expenses	320.8	177.3
Income taxes	10.9	—

Total current liabilities	1,896.9	1,044.0
Long-term debt	57.7	57.5
Deferred tax liabilities	41.4	—
Other liabilities	204.3	181.0
Commitments and contingencies	—	—
Minority interest	1.1	1.1
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 152,179,000 shares as of March 31, 2006 and 134,255,000 as of December 31, 2005	1.5	1.3
Additional paid-in capital	2,292.9	417.7
Accumulated other comprehensive loss	(37.4)	(50.6)
Retained earnings	844.4	1,305.1

	3,101.4	1,673.5
Less — treasury stock, at cost (568,000 and 1,431,000 shares, respectively)	(42.4)	(106.6)

Total stockholders’ equity	3,059.0	1,566.9

Total liabilities and stockholders’equity	$5,260.4	$2,850.5

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three months ended
	March 31,	March 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(444.8)	$79.9
Non-cash items included in earnings:
In-process research and development charge	562.8	—
Depreciation and amortization	19.9	17.0
Amortization of original issue discount and debt issuance costs	3.0	2.4
Deferred income taxes	16.5	1.6
Loss on investments and disposal of fixed assets	2.4	—
Unrealized loss (gain) on derivative instruments	1.0	(0.1)
Expense of compensation plans	15.4	3.7
Minority interest income	(0.2)	(0.1)
Restructuring charge	2.8	27.4
Changes in assets and liabilities:
Trade receivables	(44.4)	(27.3)
Inventories	(3.4)	(9.0)
Other current assets	17.8	2.9
Accounts payable	(9.5)	14.0
Accrued expenses	(12.6)	(9.2)
Other liabilities	5.0	6.9
Income taxes	0.5	(19.1)
Other non-current assets	(15.5)	(0.1)

Net cash provided by operating activities	116.7	90.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Inamed, net of cash acquired	(1,215.2)	—
Additions to property, plant and equipment	(32.7)	(11.5)
Proceeds from sale of property, plant and equipment	0.1	0.9
Additions to capitalized software	(2.9)	(3.3)
Proceeds from sale of investments	0.3	—

Net cash used in investing activities	(1,250.4)	(13.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(13.3)	(13.1)
Credit facility borrowings	825.0	—
Conversion of subordinated notes	(94.1)	—
Net repayments of notes payable	(42.6)	(4.6)
Sale of stock to employees	27.1	3.9
Payments to acquire treasury stock	—	(94.3)
Excess tax benefits from share-based compensation	10.2	—

Net cash provided by (used in) financing activities	712.3	(108.1)

Effect of exchange rate changes on cash and equivalents	1.3	0.8

Net decrease in cash and equivalents	(420.1)	(30.3)

Cash and equivalents at beginning of period	1,296.3	894.8

Cash and equivalents at end of period	$876.2	$864.5

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$3.0	$3.1

Income taxes, net of refunds	$21.4	$55.3

On March 23, 2006 the Company completed the acquisition of Inamed Corporation. In exchange for the common stock of Inamed Corporation, the Company issued common stock with a fair value of $1,859.3 million, paid $1,215.2 million in cash and accrued $99.6 million for future cash payments. In connection with the acquisition, the Company acquired assets with a fair value of $3,554.6 million and assumed liabilities of $277.8 million.
See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation
        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).
Reclassifications
        Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
Share-Based Payments
        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No 123R the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.
        The Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.
        Pre-tax share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $15.3 million, which consisted of compensation related to employee and director stock options of $10.1 million, employee and director restricted share awards of $1.8 million, and $3.4 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB 25 for the three months ended March 25, 2005 was $3.6 million, which consisted of compensation related to employee and director restricted share awards of $0.9 million and $2.7 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three months ended March 25, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.5 million and $1.4 million for the three months ended March 31, 2006 and March 25, 2005, respectively.
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

option exercise behaviors. Prior to the adoption of SFAS 123R the Company used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS 123R the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
        The Company recognizes share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS 123R is recognized only for those awards that are ultimately expected to vest, an estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. SFAS 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the Company’s pro forma information required under SFAS 123 prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (APIC Pool) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.
Recently Adopted Accounting Standards
        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted the provision of SFAS No. 154 in its first fiscal quarter of 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

New Accounting Standards Not Yet Adopted
        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which is the Company’s fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.
2.     Restructuring Charges and Transition/Duplicate Operating Expenses
Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, the Company entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote the Company’s Botox® product in Japan and China. Under the terms of this agreement, the Company licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of entering into this agreement, the Company initiated a plan in October 2005 to restructure and streamline operations in Japan. The restructuring seeks to optimize the efficiencies of a third party license and distribution business model and align the Company’s operations in Japan with its reduced role in research and development and commercialization activities under the agreement with GSK.
        The Company has incurred, and anticipates that it will continue to incur, restructuring charges relating to one-time termination benefits, contract termination costs and other asset-related expenses in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring will be between $2.0 million and $3.0 million. The Company began to incur these amounts in the fourth quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006. Substantially all of the pre-tax charges are expected to be cash expenditures.
        As of March 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $1.9 million. The restructuring charges primarily consist of one-time termination benefits, contract termination costs and other asset-related expenses. Cumulative charges for employee severance as shown in the table below relate to 65 employees, of which 64 were severed as of March 31, 2006.
        The following table presents the cumulative restructuring activities through March 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$2.0	$0.3	$2.3
Spending	(1.3)	(0.2)	(1.5)

Balance at December 31, 2005	0.7	0.1	0.8
Net charge (reversal) during the first quarter of 2006	0.2	(0.6)	(0.4)
Spending	(0.9)	(0.1)	(1.0)
Reduction in accrued pension liability included in net charges (reversal) during the first quarter of 2006	—	0.6	0.6

Balance at March 31, 2006	$—	$—	$—

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
        The Company has incurred, and anticipates that it will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, transition/duplicate operating expenses, contract termination costs and capital and other asset-related expenses in connection with the restructuring. The Company currently estimates that the pre-tax charges resulting from the restructuring, including transition/duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures.
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 151 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $30 million to $31 million.
        Estimated charges include approximately $11 million to $13 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited) and a loss on the possible sale of the Company’s Mougins facility. The Company began to record these costs in the fourth quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006.
        Estimated transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. The Company also expects to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. Transition/duplicate operating expenses are currently estimated to total approximately $5 million to $7 million. The Company began to record these costs in the first quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006.
        The Company expects to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $3 million and $4 million. The Company began to record these expenditures in the third quarter of 2005 and expects to continue to incur them up through and including the second quarter of 2006.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        As of March 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $31.8 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation and other costs. The following table presents the cumulative restructuring activities through March 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the first quarter of 2006	—	2.9	2.9
Spending	(5.6)	(2.9)	(8.5)

Balance at March 31, 2006 (included in Other accrued expenses)	$9.6	$—	$9.6

        Employee severance in the preceding table relates to 151 employees, of which 107 were severed as of March 31, 2006. Employee severance charges were based on social plans in France and Italy, and the Company’s severance practices for employees in the other affected European countries. During the first quarter of 2006, the Company recorded a $2.6 million impairment charge related to its Mougins, France facility and reported $11.9 million of assets held for sale included in Other current assets. During the first quarters of 2006 and 2005, the Company also recorded $1.9 million and $0.3 million, respectively, of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses for the three months ended March 31, 2006 consisted of $0.1 million in cost of sales, $1.6 million in selling, general and administrative expenses and $0.2 million in research and development expenses. Transition/duplicate operating expenses for the three months ended March 25, 2005 consisted of $0.2 million in selling, general and administrative expenses and $0.1 million in research and development expenses.
Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
        In October 2004, the Company’s Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of the Company’s manufacturing and supply agreement with Advanced Medical Optics (AMO), which the Company spun-off in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, the Company eliminated certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
        As of March 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $21.9 million related to the termination of the manufacturing and supply agreement. These charges primarily include statutory severance and one-time termination benefits related to the reduction in the Company’s workforce of 323 employees and the write-off of assets previously used for contract manufacturing. The pre-tax charges are net of tax credits received under qualifying government-sponsored employment programs.
        As of December 31, 2005, the Company had completed substantially all activities related to the termination of the manufacturing and supply agreement. The Company expects to record an additional $2.0 million to $3.0 million in pre-tax restructuring charges during the first three quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        The following table presents the cumulative restructuring activities through March 31, 2006 resulting from the scheduled termination of the manufacturing and supply agreement with AMO:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	11.5	3.0	14.5
Assets written off	—	(2.4)	(2.4)
Spending (net of employment tax credits received)	(18.4)	(0.6)	(19.0)

Balance at December 31, 2005	0.1	—	0.1
Net charge during the first quarter of 2006	0.3	—	0.3
Spending	(0.4)	—	(0.4)

Balance at March 31, 2006	$—	$—	$—

3.     Inamed Acquisition
        On March 23, 2006, the Company completed the acquisition of Inamed Corporation (Inamed), a global healthcare company that develops, manufactures, and markets a diverse line of products, including breast implants, a range of dermal products to correct facial wrinkles and products for the treatment of obesity.
        The acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, by and among the Company, its wholly-owned subsidiary Banner Acquisition, Inc., and Inamed and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of the Company’s common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of the Company’s common stock. In the exchange offer the Company paid approximately $1.31 billion in cash and issued 16,194,045 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of Allergan common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as Allergan’s wholly-owned subsidiary. As a final step in the plan of reorganization, the Company is planning to merge Inamed into Inamed, LLC, a wholly-owned subsidiary of the Company. The consideration paid in the merger does not include shares of the Company’s common stock and cash that were paid to former Inamed option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of the Company’s common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, the Company issued 236,992 shares of common stock and paid $17.9 million in cash to satisfy its obligation to the option holders. The fair value of these shares of Company common stock and cash paid to option holders of Inamed common stock were included in the calculation of the purchase price detailed below.
        The following table summarizes the components of the Inamed purchase price:

(in millions)
Fair value of Allergan shares issued	$1,859.3
Cash consideration ($1,317.9 paid as of March 31, 2006)	1,409.3
Transaction costs	8.2

$3,276.8

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        The value of the shares of Company common stock used in determining the purchase price was $106.60 per share, based on the closing price of the Company’s common stock on December 20, 2005, the date of the agreement and plan of merger among the Company, Banner Acquisition and Inamed.
        Because of the late timing of the Inamed acquisition, the Company did not report any revenue and profit or loss from Inamed’s operations in the first quarter ended March 31, 2006, as these amounts are considered immaterial.
Purchase Price Allocation
        The purchase price was allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company expects that all such goodwill will not be deductible for tax purposes.
        The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$310.0
Property, plant & equipment	64.3
Identifiable intangible assets	681.5
In-process research and development	562.8
Goodwill	1,913.1
Other non-current assets, primarily deferred tax assets	22.9
Accounts payable and accrued liabilities	(74.0)
Deferred tax liabilities	(185.4)
Other non-current liabilities	(18.4)

$3,276.8

In-process research and development
        In conjunction with the Inamed acquisition, the Company recorded a charge to in-process research and development expense of $562.8 million during the first quarter of 2006 for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state. These assets are composed of Inamed’s silicone breast implant technology for use primarily in the United States, Inamed’s Juvederm® dermal filler technology for use in the United States, and Inamed’s BioEnterics Intragastric Balloon (BIB®) technology for use primarily in the United States, which are all subject to approval by the FDA in the United States.
        The estimated fair value of the in-process research and development assets was determined based on the use of a discounted cash flow model using an income approach for the acquired technologies. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding the successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using a discount rate of 11%. Material net cash inflows were estimated to begin in 2006 for the silicone breast implants and Juvederm® and in 2008 for the BIB® system. Gross margin and expense levels were estimated to be consistent with Inamed’s historical results.
        The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of the Company’s ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Identifiable Intangible Assets
        Acquired identifiable intangible assets include product rights for approved indications of currently marketed products, customer relationships and core technology for saline-filled and silicone-filled breast implants, dermal fillers, and obesity intervention products. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of
	intangible assets	Weighted-average
	acquired	amortization period
	(in millions)
Developed technology	$600.8	11.0 years
Core technology	33.7	16.0 years
Customer relationships	42.9	3.1 years
Other	4.1	n/a

Total	$681.5

Pro Forma Results of Operations
        Unaudited pro forma operating results for the Company, assuming the acquisition of Inamed occurred January 1, 2006 and 2005 and excluding any pro forma charge for in-process research and development costs, Inamed share-based compensation expense in 2006 and transaction costs are as follows:

	March 31,	March 25,
	2006	2005
	(in millions, except
	per share amounts)
Product net sales	$714.6	$632.4
Net earnings	$84.0	$52.8
Basic earnings per share	$0.56	$0.36
Diluted earnings per share	$0.54	$0.35
        The pro forma information is not necessarily indicative of actual operating results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or results that may be achieved in the future.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4.     Intangibles and Goodwill
        At March 31, 2006 and December 31, 2005, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:
Intangibles

	March 31, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible Assets:
Developed Technology	$600.8	$—	11.0	$—	$—	—
Customer Relationships	42.9	—	3.1	—	—	—
Licensing	137.8	(30.1)	8.0	137.8	(25.5)	8.0
Trademarks	3.5	(2.4)	15.1	3.5	(2.3)	15.0
Core Technology	63.0	(4.6)	15.5	29.3	(4.1)	15.0
Other	1.1	(0.9)	4.8	1.1	(0.9)	5.0

	849.1	(38.0)	10.5	171.7	(32.8)	9.3

Unamortizable Intangible Assets:
Business Licenses and Trade Names	5.0	—		0.9	—

	$854.1	$(38.0)		$172.6	$(32.8)

        Developed technology consists primarily of current product offerings acquired in connection with the acquisition of Inamed, primarily saline and silicone breast implants, obesity intervention products and dermal fillers. Customer relationship assets consist of the estimated value of relationships with customers acquired through the acquisition of Inamed, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the acquisition of Inamed, and a drug delivery technology acquired in connection with the 2003 Oculex acquisition. The increase in developed technology, customer relationships, core technology and unamortizable intangible assets at March 31, 2006 compared to December 31, 2005 was primarily due to the acquisition of Inamed.
        Aggregate amortization expense for amortizable intangible assets was $5.1 million and $2.0 million for the quarters ended March 31, 2006 and March 25, 2005, respectively.
        Estimated amortization expense is $78.3 million for 2006, $96.5 million for 2007, $94.7 million for 2008, $84.3 million for 2009, $79.4 million for 2010 and $78.9 million for 2011.
Goodwill

	March 31,	December 31,
(in millions)	2006	2005
Goodwill:
United States	$1,917.7	$4.6
Latin America	3.9	3.6
Europe and Other	0.8	0.8

	$1,922.4	$9.0

        The increase in goodwill at March 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill related to the Inamed acquisition is reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill. Once the analysis is complete, goodwill will be reflected in the geographical locations to which it relates.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5.     Inventories
        Components of inventories were:

	March 31,	December 31,
(in millions)	2006	2005
Finished goods	$123.8	$52.9
Work in process	48.6	24.8
Raw materials	34.8	12.4

Total	$207.2	$90.1

        The increase in inventories at March 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition.
6.     Income Taxes
        Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and R&D tax credits available in the United States. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions it uses to estimate the annual effective tax rate, including factors such as mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against deferred tax assets were $43.1 million and $44.1 million at March 31, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at March 31, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the U.S. This decrease in the amount of the valuation allowance was partially offset by an increase in valuation allowances due to the acquisition of Inamed. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by the Company.
        The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in the operations of these non-U.S. subsidiaries. At December 31, 2005, the Company had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        Included in the provision for income taxes in the first quarter of 2006 is a $14.5 million reduction in estimated income taxes payable primarily due to the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the United States Internal Revenue Service for tax years 2000 to 2002, and a $1.2 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004.
7.     Employee Stock Plans
Premium Priced Stock Option Plan
        The Company has a premium priced stock option plan that provides for the granting of non-qualified premium priced stock options to officers and key employees. On July 30, 2001, the Company granted non-qualified stock options to purchase up to 2,500,000 shares of its common stock with a weighted average exercise price of $107.44 per share and a weighted average fair value of $17.02 per share to participants, including the Company’s executive officers, under the premium priced stock option plan. The options were issued in three tranches:
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
        In response to SFAS 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the AMO spin-off. The former employees of the Company are current employees of AMO. As a result of the acceleration, the second tranche and third tranche of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options, pursuant to their original terms, automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they would vest according to their original terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.
        The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of SFAS 123R. The future expense that was eliminated is approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, is attributable to options held by executive officers). This amount was reflected in the Company’s pro forma footnote disclosure for the year ended December 31, 2005. This treatment is permitted under the transition guidance provided by SFAS 123R.
Incentive Compensation Plan
        The Company has an incentive compensation plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant,

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

and provide that an employee holding a stock option may exchange stock that the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at March 31, 2006.
        Restricted share awards under the incentive compensation plan are subject to restrictions as to sale or other disposition of the shares and to restrictions that require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant.
Non-employee Director Equity Incentive Plan
        The Company has a non-employee director equity incentive plan that provides for the issuance of restricted stock and non-qualified stock options to non-employee directors. Under the terms of the non-employee director equity incentive plan, each eligible non-employee director receives, upon election, reelection or appointment to the Board of Directors, an annual award consisting of 1,800 shares of restricted stock multiplied by the number of years, including treating any partial year as a full year, in that non-employee director’s remaining term of service on the Board of Directors. In addition, each eligible non-employee director is granted a non-qualified stock option to purchase 4,500 shares of stock on the date of each regular annual meeting of stockholders at which the directors are to be elected. From 2003 to 2005, eligible non-employee directors were granted a non-qualified stock option to purchase 2,500 shares of stock on the date of each regular annual meeting of stockholders under a prior amendment to the director equity incentive plan.
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
        Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and the non-employee director equity incentive plan is summarized below:

	Number	Weighted
	Of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 31, 2005	10,782	$72.86
Options granted	1,834	111.99
Options exercised	(778)	67.29
Options cancelled	(102)	82.15

Outstanding at March 31, 2006	11,736	79.26

Exercisable at March 31, 2006	7,103	72.96

        The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2006 was $33.0 million. Upon exercise the Company generally issues shares from treasury.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        The following table summarizes stock options outstanding at March 31, 2006:

	Options Outstanding				Options Exercisable
	Number	Average	Weighted	Aggregate	Number	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic	Exercisable	Average	Intrinsic
Range of	at 3/31/06	Contractual Life	Exercise	Value	at 3/31/06	Exercise	Value
Exercise Prices	(in thousands)	(in years)	Price	(in millions)	(in thousands)	Price	(in millions)
$ 12.75 - $ 51.00	837	2.7	$30.23	$65.5	837	$30.23	$65.5
$ 51.01 - $ 63.76	1,944	5.7	57.71	98.7	1,506	57.01	76.5
$ 63.77 - $ 76.51	3,030	7.4	69.37	118.6	1,618	67.02	63.3
$ 76.52 - $ 89.26	2,893	5.9	82.51	75.2	1,971	82.35	51.2
$ 89.27 - $114.76	2,446	7.9	110.03	—	587	105.33	—
$114.77 - $127.51	586	1.4	127.48	—	583	127.51	—
        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $108.50 as of March 31, 2006, which would have been received by the option holders had all the option holders exercised their options as of that date.
        The fair value of restricted shares is based on the market value of the Company’s shares on the date of grant. The following table summarizes the Company’s restricted share activity for the three months ended March 31, 2006:

	Number	Weighted
	Of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Restricted share awards at December 31, 2005	189	$74.23
Shares granted	68	101.80
Shares vested	(6)	111.95
Shares cancelled	(1)	88.12

Restricted share awards at March 31, 2006	250	83.67

Valuation and Expense Recognition of Share-Based Awards
        On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards. The Company adopted SFAS 123R using the modified prospective application method, under which prior periods are not retrospectively revised for comparative purposes. Accordingly, no compensation expense for stock options was recognized for the periods prior to January 1, 2006.
        Pre-tax share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $15.3 million, which consisted of compensation related to employee and director stock options of $10.1 million, employee and director restricted share awards of $1.8 million, and $3.4 million related to stock contributed to employee benefit plans. Pre-tax share based compensation expense recognized under APB 25 for the three months ended March 25, 2005 was $3.6 million, which consisted of compensation related to employee and director restricted share awards of $0.9 million and $2.7 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three months ended March 25, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.5 million and $1.4 million for the three months ended March 31, 2006 and March 25, 2005, respectively.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        The following table summarizes pre-tax share-based compensation recognized for stock option awards for the three month periods ended March 31, 2006 and March 25, 2005.

	Three months ended
	March 31,	March 25,
	2006	2005
	(in millions)
Cost of sales	$0.7	$—
Selling, general and administrative expense	7.0	—
Research and development	2.4	—
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee and director stock options granted during the three months ended March 31, 2006 was $35.93 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended
March 31,
2006
Expected volatility	30.0%
Risk-free interest rate	4.42%
Expected dividend yield	0.50%
Expected option life (in years)	4.75
        Upon adoption of SFAS 123R the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. Prior to the adoption of SFAS 123R the Company used an estimated stock price volatility based on the Company’s five year historical average. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards.
        The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes option-pricing model. The dividend yield assumption is based on the Company’s history and an expectation of future dividend amounts. The expected option life assumption is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
        Share-based compensation expense under SFAS 123R is recognized only for those awards that are ultimately expected to vest. An estimated annual forfeiture rate of 4.2% has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. SFAS 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
        As of March 31, 2006, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $135.5 million, which is expected to be recognized over the 48 month period after March 31, 2006 (25 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2006.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee and director stock options based on their intrinsic value on the date of grant pursuant to APB 25 and provided the pro forma disclosures required by SFAS 123. Because the Company has historically granted at-the-money stock options that have no intrinsic value upon grant, no expense was recorded for stock options prior to adopting SFAS 123R. For purposes of pro forma disclosures under SFAS 123, compensation expense under the fair value method and the effect on net income and earnings per common share for the three months ended March 25, 2005 were as follows:

Three months ended
March 25,
(in millions, except per share amounts)	2005
Net earnings, as reported	$79.9
Add stock-based compensation expense included in reported net earnings, net of tax	2.2
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.5)

Pro forma net earnings	$71.6

Earnings per share:
As reported basic	$0.61
As reported diluted	$0.60
Pro forma basic	$0.55
Pro forma diluted	$0.54
        The fair value of stock options granted during the three months ended March 25, 2005 were estimated at grant date using the following weighted average assumptions: expected volatility of 33.4%; risk-free interest rate of 3.4%; and expected life of five years.
8.     Employee Retirement and Other Benefit Plans
        The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering United States retirees and dependents.
        Components of net periodic benefit cost for the three month periods ended March 31, 2006 and March 25, 2005, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	March 31,	March 25,	March 31,	March 26,
	2006	2005	2006	2005
Service cost	$5.7	$4.5	$0.8	$0.5
Interest cost	6.8	6.3	0.5	0.3
Expected return on plan assets	(8.1)	(6.9)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.1)
Recognized net actuarial loss	3.2	2.4	—	—

Net periodic benefit cost	$7.6	$6.3	$1.1	$0.7

        In 2006, the Company currently expects to pay contributions of between $14.0 million and $16.0 million to its U.S. and non-U.S. pension plans and between $0.7 million and $0.8 million to its other postretirement plan.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9.     Litigation
        The following supplements and amends our discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
        In June 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor on January 27, 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. Following an appeal by Apotex, the United States Court of Appeals for the Federal Circuit issued an opinion in May 2005, affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. The court did not address the issue of infringement. In October 2005, the court denied a motion by Apotex to vacate the injunction pending resolution of the remand from the United States Court of Appeals for the Federal Circuit. Apotex appealed the court’s ruling regarding the motion to vacate injunction and filed an emergency motion to stay the injunction with the United States Court of Appeals for the Federal Circuit. In December 2005, the United States Court of Appeals for the Federal Circuit granted Apotex’s motion, ruling that the permanent injunction had been vacated by its remand to the District Court. The Company filed a motion for a temporary restraining order and preliminary injunction with the United States District Court for the Northern District of California. On December 29, 2005, the court granted the Company’s motion, ruling that the defendants were restrained and enjoined, pending the court’s decision as to whether a preliminary injunction should issue, from commercially manufacturing, using, offering to sell, or selling within the United States or importing into the United States, the generic version of Acular®. In February 2006, following a hearing on the Company’s motion for preliminary injunction and the defendants’ obviousness challenge to the validity of the patent at issue, the District Court extended the temporary restraining order currently in place until the court issued its order regarding the defendants’ challenge to the validity of the patent at issue based on obviousness. In March 2006, Apotex filed an appeal of the District Court’s order granting injunctive relief and an emergency motion to stay the injunction with the United States Court of Appeals for the Federal Circuit. On March 15, 2006, the Company filed an opposition to both motions. On May 1, 2006, the United States Court of Appeals for the Federal Circuit issued an order vacating the District Court’s extended temporary restraining order on the grounds that the Federal Rules of Civil Procedure require that the District Court provide additional analysis of its conclusion that the Company is likely to prevail on the merits at the rehearing before the District Court. Accordingly, on May 4, 2006, the Company re-filed a motion for temporary restraining order and preliminary injunction with the District Court. Apotex has not received final approval from the FDA to market its generic product. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for April 6, 2005 was continued to July 21, 2006.
Inamed Related Matters Assumed in Our Acquisition of Inamed
        In connection with its purchase of Collagen in September 1999, the Company’s subsidiary Inamed assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.
        In March 1999, the United Kingdom Medical Devices Agency, or MDA, announced the voluntary suspension of marketing and withdrawal of the Trilucent implant in the United Kindom as a precautionary measure. The MDA did not identify any immediate hazard associated with the use of the product but stated that it sought the withdrawal because it had received “reports of local complications in a small number of women” who had received those implants, involving localized swelling. The same notice stated that there “has been no evidence of permanent injury or harm to general health” as a result of these implants. In March 1999, Collagen agreed with the U.K. National Health Service that, for a period of time, it would perform certain product surveillance with respect to U.K. patients implanted with the Trilucent implant and pay for explants for any U.K. women with confirmed Trilucent implant ruptures. Subsequently, LipoMatrix’s notified body in Europe suspended the product’s CE Mark pending further

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product. Subsequent to acquiring Collagen, Inamed elected to continue the voluntary program.
        In June 2000, the MDA issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent implants even if the patient is asymptomatic. The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation as a precautionary measure stating that “although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far.”
        Concurrently with the June 2000 MDA announcement, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it was covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the United States and other countries. After consulting with competent authorities in each affected country, Inamed terminated this support program in March 2005 in all countries other than the United States and Canada. Notwithstanding the termination of the general program, Inamed continued to pay for explantations and related expenses in certain cases if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, Inamed may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. Inamed also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, virtually all of the U.K. residents and more than 95% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed.
        A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. To date, 64 women in Spain have commenced individual legal proceedings in court against Inamed, of which 37 were still pending as of March 31, 2006. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling.
        As of March 31, 2006, Inamed has approximately $0.5 million of insurance coverage remaining under a settlement between Inamed and AISLIC, an AIG company, for the indemnification of non-U.S. Trilucent claims. In addition, at March 31, 2006, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $2.0 million and insurance of $0.5 million, or $1.5 million, net of insurance.
        The Company believes that that Inamed’s current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that future Trilucent-related liabilities will not exceed the current accruals and insurance coverage.
        In May 2002, Ernest Manders filed a lawsuit against Inamed and other defendants entitled “Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al.”, in the United States District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. Manders’ amended complaint seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. In February 2003, Inamed answered the complaint, denying its material allegations and counterclaiming against Manders for declarations of invalidly as well as noninfringement. Following fact discovery and expert discovery, Manders elected to limit his claim for infringement to twelve of the forty-six claims in his patent. In September 2004 and October 2004, the court held a Markman hearing on claim construction under the patent and in February 2006, the court issued its Memorandum

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Opinion on claim construction. The court held a status conference on April 21, 2006 and another status conference on May 5, 2006, at which time the court indicated that it would refer the case to a magistrate for mediation.
        On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed had violated federal securities laws. By letter dated April 11, 2006, the SEC notified counsel to Inamed that the investigation had been terminated and that no enforcement action had been recommended by the staff of the SEC.
        The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.
        Under U.S. generally accepted accounting principles, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Given the uncertain nature of litigation generally, and the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, the Company is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. While the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on its consolidated financial position, liquidity or results of operations, in view of the uncertainties discussed above, it could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In addition, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which it is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.
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
11.    Earnings Per Share
        The table below presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,	March 25,
(in millions, except per share amounts)	2006	2005
Net (loss) earnings	$(444.8)	$79.9

Weighted average number of shares issued	135.1	131.1
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	—	1.0
Dilutive effect of assumed conversion of convertible notes outstanding	—	0.5

Diluted shares	135.1	132.6

(Loss) earnings per share:
Basic	$(3.29)	$0.61

Diluted	$(3.29)	$0.60

        Stock options outstanding during the three period ended March 31, 2006 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and hence, the impact would be antidilutive. Options to purchase 11,736,000 shares of common stock at exercise prices ranging from $12.75 to $127.51 per share were outstanding as of March 31, 2006. Additionally, for the three month period ended March 31, 2006, the effect of approximately 2.5 million common shares related to the convertible subordinated notes was not included in the computation of diluted earnings per share because the effect would be antidilutive.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12.    Comprehensive Income (Loss)
        The following table summarizes components of comprehensive income (loss) for the three month periods ended March 31, 2006, and March 25, 2005:

	Three months ended
(in millions)	March 31, 2006			March 25, 2005
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$3.5	$—	$3.5	$(3.3)	$—	$(3.3)
Unrealized holding gains/(losses) on derivatives designated as cash flow hedges	12.6	(5.0)	7.6	—	—	—
Unrealized holding gains/(losses) on available-for-sale securities	4.4	(2.3)	2.1	(0.3)	0.1	(0.2)

Other comprehensive earnings (loss)	$20.5	$(7.3)	13.2	$(3.6)	$0.1	(3.5)

Net (loss) earnings			(444.8)			79.9

Total comprehensive (loss) income			$(431.6)			$76.4

13.    Business Segment Information
        The Company produces a broad range of pharmaceutical products including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The Company also produces medical devices, including: breast implants for aesthetic augmentation and reconstructive surgery, dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
        The Company currently operates its business on the basis of a single reportable segment — specialty pharmaceuticals, but due to its March 2006 acquisition of Inamed, the Company expects to change the number of reportable segments to two reportable segments, specialty pharmaceuticals and medical devices, beginning with the Company’s second fiscal quarter of 2006. Because of the late timing of the acquisition of Inamed, the Company did not report any revenue and profit or loss for the medical devices segment in the first quarter ended March 31, 2006. However, the segment information below includes separate disclosures regarding total identifiable assets and long-lived assets for the specialty pharmaceutical and medical devices segments. The Company expects to begin providing separate disclosures of revenues and profit or loss for the two reportable segments beginning with its second fiscal quarter 2006.
        Management evaluates its various global product portfolios on a revenue basis, which is presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country, and U.S. sales, including manufacturing operations, represented 67.4% and 66.9% of the Company’s total consolidated product net sales for the quarters ended March 31, 2006 and March 25, 2005, respectively.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        Sales to McKesson Drug Company for the three month periods ended March 31, 2006 and March 25, 2005 were 16.2% and 14.4%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Healthcare for the three month periods ended March 31, 2006 and March 25, 2005 were 14.7% and 13.4%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of total product net sales. Other product net sales and net sales for manufacturing operations primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the AMO spin-off. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region also include sales to customers in Australia and New Zealand.
        Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Net Sales by Product Line
(in millions)	Three months ended
	March 31,	March 25,
	2006	2005
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$361.9	$298.0
Botox®/Neuromodulators	223.0	176.3
Skin Care	30.3	29.8

	615.2	504.1
Other	—	23.1

Net sales	$615.2	$527.2

Geographic Information

Net Sales
(in millions)	Three months ended
	March 31,	March 25,
	2006	2005
United States	$414.5	$331.7
Europe	112.3	96.9
Latin America	36.3	26.2
Asia Pacific	27.2	32.6
Other	23.9	18.8

	614.2	506.2
Manufacturing operations	1.0	21.0

Net sales	$615.2	$527.2

Long-Lived Assets
(in millions)	March 31,	December 31,
	2006	2005
United States	$2,870.9	$209.2
Europe	10.9	21.3
Latin America	18.8	18.0
Asia Pacific	1.9	2.0
Other	0.3	0.4

	2,902.8	250.9
Manufacturing operations	212.4	214.2
General corporate	215.6	204.9

Total	$3,330.8	$670.0

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        Long-lived assets related to the acquisition of Inamed are reflected in the United States balance above. The Company’s management has not completed its analysis of long-lived assets or assigned regional management responsibility for these assets. Once management responsibility is assigned, the assets will be reflected in their respective geographical locations.
        Total identifiable assets at March 31, 2006 were $5,260.4 million compared to $2,850.5 million at December 31, 2005. The increase in identifiable assets as of March 31, 2006 compared to December 31, 2005 is primarily due to the addition of the fair value of assets acquired in connection with the acquisition of Inamed.
14.    Contingent Non-Income Taxes in Brazil
        The Company is currently involved in a longstanding administrative matter in Brazil related to the payment of certain sales taxes. This matter relates to a claim for tax credits taken by the Company for taxes previously paid that were determined to result from an illegal temporary increase in the applicable tax rate. Although the tax rate increase was ruled by the Brazilian Federal Supreme Court to be unconstitutional, the taxing authority has asserted that the Company does not have the ability to claim the credit for its own account rather than for the benefit of its customers who originally paid the tax to the Company upon purchasing the Company’s products. The Company currently believes that it is more likely than not, but not probable, that the Company could sustain a liability for unpaid taxes, including interest and penalties, estimated to be approximately $5.0 million at March 31, 2006.
        The Company expects that a resolution of the matter may ultimately take several years. The Company has not recorded any accrued costs for settlement of this matter.
15.    Subsequent Events
        On April 12, 2006 the Company completed and issued concurrent private placements of $750 million aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) and $800 million aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes). The 2026 Convertible Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and the 2016 Notes were sold in a private placement to qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S under the Securities Act of 1933.
        The 2026 Convertible Notes pay interest semi-annually at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible, at the holder’s option, at an initial conversion rate of 7.8952 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, the Company will also deliver common stock or, at its election, a combination of cash and common stock for the conversion value in excess of the principal amount. The Company will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.
        The 2016 Notes were sold at 99.717% of par value and will pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by Allergan.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        During April 2006, the Company amended its committed long-term credit facility to provide borrowings of up to $800 million through March 2011 and amended its commercial paper program to provide for borrowings of up to $600 million.
        During April 2006 and May 2006, holders of an aggregate principal amount at maturity of $479.4 million of the Company’s zero coupon convertible senior notes due 2022 (2022 Notes) tendered their 2022 Notes to the Company for conversion. As of May 9, 2006, the Company completed the conversion of an aggregate principal amount at maturity of $142.1 million of the 2022 Notes and, in accordance with the amended and restated indenture governing the 2022 Notes, the Company paid the note holders $115.6 million in cash, which amount represented the accreted value of the 2022 Notes on the respective conversion dates, and approximately 480,200 shares of the Company’s common stock. The Company announced in April 2006 that it will redeem the entire outstanding principal amount of the 2022 Notes on May 15, 2006, unless earlier converted by the note holders.
        During April 2006, the Company repurchased approximately 2.9 million shares of its common stock for approximately $308 million.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006
        This financial review presents our operating results for the three month periods ended March 31, 2006 and March 25, 2005, and our financial condition at March 31, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2006.
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
Revenue Recognition
        We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.4 million and $1.8 million at March 31, 2006 and December 31, 2005, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2006 and the first quarter of 2005 were $7.4 million and $5.9 million, respectively. We permit returns of product from any product line by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at March 31, 2006 and December 31, 2005 were $10.9 million and $5.1 million, respectively. The increase in the allowance for sales returns at March 31, 2006 compared to December 31, 2005 was primarily due to the acquisition of Inamed. Provisions for sales returns deducted from consolidated sales were $7.7 million and $5.0 million in the first quarter of 2006 and the first quarter of 2005, respectively. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued, respectively.
        Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at March 31, 2006 and December 31, 2005 were $84.6 million and $71.9 million, respectively. The $12.7 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at March 31, 2006 compared to December 31, 2005, and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $53.2 million and $46.2 million in the first quarter of 2006 and the first quarter of 2005,

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

respectively. The increase in the provision for sales rebates and other incentive programs during the first quarter of 2006 compared to the first quarter of 2005 is also primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebates and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales. Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including, but not limited to, current market place dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $3 million to $4 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Advertising Expenses
        Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $24.8 million and $18.6 million in the first quarters of 2006 and 2005, respectively.
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
        Our assumption for the expected long-term rate of return on assets in our U.S. pension plan for determining the net periodic benefit cost is 8.25% for 2006, which is the same rate used for 2005. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

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
        The discount rate used to calculate our U.S. pension benefit obligations at December 31, 2005 and our net periodic benefit costs for 2006 is 5.60%, which represents a 0.35 percentage point decline in the discount rate used to calculate our net periodic benefit costs for 2005. We determine the discount rate largely based upon an index of high-quality fixed income investments (U.S. Moody’s Aa Corporate Long Bond Yield Average) and a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption would increase our expected 2006 U.S. pre-tax pension benefit costs by approximately $1.9 million and increase our U.S. pension plans’ projected benefit obligations at December 31, 2005 by approximately $15.7 million.
Share-Based Payments
        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No 123R the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.
        We adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method prior periods are not retrospectively revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.
        Pre-tax share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $15.3 million, which consisted of compensation related to employee and director stock options of $10.1 million, employee and director restricted share awards of $1.8 million, and $3.4 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB 25 for the three months ended March 25, 2005 was $3.6 million, which consisted of compensation related to employee and director restricted share awards of $0.9 million and $2.7 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three months ended March 25, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.5 million and $1.4 million for the three months ended March 31, 2006 and March 25, 2005, respectively.
        We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

Prior to the adoption of SFAS 123R we used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS 123R we changed our estimated volatility calculation to an equal weighting of our ten year historical average and the average implied volatility of at-the-money options traded in the open market. We believe this method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
        We recognize share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS 123R is recognized only for those awards that are ultimately expected to vest, an estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. SFAS 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the our pro forma information required under SFAS 123 prior to January 1, 2006, we accounted for forfeitures as they occurred.
        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (APIC Pool) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.
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
        Valuation allowances against our deferred tax assets were $43.1 million and $44.1 million at March 31, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at March 31, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the U.S. This decrease in the amount of the valuation allowance was partially offset by an increase in valuation allowances due to the acquisition of Inamed. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by us.
        We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in the operations of these non-U.S.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

subsidiaries. At December 31, 2005, we had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.
        During the first quarter of 2006, we reduced our estimated income taxes payable and related provision for income taxes by $14.5 million primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the United States Internal Revenue Service for tax years 2000 to 2002. Also during the first quarter of 2006, we increased our estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, by $1.2 million and reduced our related provision for income taxes.
Purchase Price Allocation
        The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Prior to our March 23, 2006 acquisition of Inamed Corporation, or Inamed, we had limited access to Inamed’s management and underlying accounting records. Therefore, we have not yet had sufficient time to complete a final determination of the estimated fair values of net assets at the acquisition date. Accordingly, the purchase price for Inamed was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. We have engaged an independent third-party valuation firm to assist us in determining the preliminary fair values of in-process research and development, identifiable intangible assets and certain tangible assets. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with U.S. generally accepted accounting principles. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the preliminary fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, the assumptions may be inaccurate and unanticipated circumstances may occur which could significantly affect the fair value estimates. Furthermore, the fair value estimates for the purchase price allocation may change as additional information becomes available.
OPERATIONS
        Headquartered in Irvine, California, we are a technology-driven, global health care company that develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, medical aesthetics, medical dermatological and other specialty markets. We employ approximately 6,524 persons around the world. We are an innovative leader in therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

RESULTS OF OPERATIONS
        We currently produce a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. Through our acquisition of Inamed, we also produce medical devices, including: breast implants for aesthetic augmentation and reconstructive surgery; dermal products to correct facial wrinkles; and products for the treatment of obesity. We provide global marketing strategy teams to ensure development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.
        We currently operate our business on the basis of a single reportable segment – specialty pharmaceuticals, but due to the March 2006 acquisition of Inamed, we expect to change the number of reportable segments to two reportable segments – specialty pharmaceuticals and medical devices — beginning in our second fiscal quarter of 2006. Because of the late timing of the acquisition of Inamed, we did not report any revenue and profit or loss from the medical devices segment in the first quarter ended March 31, 2006, as these amounts are considered immaterial.
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
        The following table compares net sales by product line and certain selected products for the three month periods ended March 31, 2006 and March 25, 2005:

	Three months ended
	March 31,	March 25,	Change in Net Sales			Percent Change in Net Sales
(in millions)	2006	2005	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Eye Care Pharmaceuticals	$361.9	$298.0	$63.9	$67.0	$(3.1)	21.4%	22.5%	(1.0)%
Botox/Neuromodulator	223.0	176.3	46.7	48.4	(1.7)	26.5%	27.5%	(1.0)%
Skin Care	30.3	29.8	0.5	0.5	—	1.7%	1.7%	—%

Total	615.2	504.1	111.1	115.9	(4.8)	22.0%	23.0%	(1.0)%
Other*	—	23.1	(23.1)	(23.1)	—	(100.0)%	(100.0)%	—%

Total net sales	$615.2	$527.2	$88.0	$92.8	$(4.8)	16.7%	17.6%	(0.9)%

Domestic	67.4%	66.9%
International	32.6%	33.1%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$71.0	$66.7	$4.3	$5.2	$(0.9)	6.4%	7.8%	(1.4)%
Lumigan	72.9	62.0	10.9	12.1	(1.2)	17.5%	19.5%	(2.0)%
Other Glaucoma	4.4	4.6	(0.2)	(0.1)	(0.1)	(3.9)%	(1.2)%	(2.7)%
Restasis	66.1	37.3	28.8	28.8	—	77.1%	77.1%	n/a
* Other sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement, entered into as part of the AMO spin-off, that terminated in June 2005.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

        The $4.8 million decrease in net sales resulting from foreign currency changes for the three month period ended March 31, 2006 was due primarily to the weakening of the euro, British pound and Australian dollar, partially offset by the strengthening of the Brazilian real, Canadian dollar and other Latin American currencies compared to the U.S. dollar.
        The $88.0 million increase in net sales in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales. Eye care pharmaceuticals sales increased in the first quarter of 2006 compared to the first quarter of 2005 primarily because of strong growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer anti-infective, and an increase in new product sales of Alphagan® P 0.1%, our recently introduced next generation of Alphagan® for the treatment of glaucoma that was launched in the United States in the first quarter of 2006. This increase in sales was partially offset by a decrease in sales of Acular®, our older generation anti-inflammatory, and lower sales of Alphagan® and Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand for Alphagan® P, the small cannibalization effect from our newly launched Alphagan® P 0.1% product and the negative impact from generic Alphagan® competition in the first quarter of 2006 compared to the first quarter of 2005. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to nine percent, effective January 22, 2006. We increased the published U.S. list price for Lumigan® by five percent, Restasis® by seven percent, Alphagan® P 0.15% by five percent and Zymar® by seven percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. At March 31, 2006, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was near the lower end of our stated policy levels.
        Botox® sales increased in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of strong growth in demand in the United States for both therapeutic and cosmetic uses and growth in demand in international markets for cosmetic use. Effective January 1, 2006, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2006, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for cosmetic use in Europe, especially in the U.K. and Germany, and to a lesser degree, France, Spain and Italy, as well as a strong increase in sales of Botox® in smaller distribution markets serviced by our European export sales group. This increase in international Botox® sales was partially offset by a decrease in international sales of Botox® for therapeutic use, primarily in Japan, where we recently shifted to a third party license and distribution business model as a result of a long-term agreement with GlaxoSmithKline, and in Europe. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
        Skin care sales increased slightly in the first quarter of 2006 compared to the first quarter of 2005 primarily due to higher sales of Tazorac®, Zorac® and Avage®, partially offset by a decrease in sales of Prevage™ antioxidant cream, which we launched in January 2005. Net sales of Tazorac®, Zorac® and Avage® increased $1.8 million, or 9.1%, to $21.6 million in the first quarter of 2006 compared to $19.8 million in the first quarter of 2005. We increased the published U.S. list price for Tazorac® and Avage® by nine percent effective January 14, 2006.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

        The increase in the percentage of U.S. sales as a percentage of total product net sales during the first three months of 2006 compared to the same period in 2005 was primarily attributable to an increase in U.S. Botox® and eye care pharmaceuticals sales, as a percentage of total product net sales.
        Our gross margin percentage for the first quarter of 2006 was 83.5% of net sales, which represents a 1.3 percentage point increase from our gross margin percentage of 82.2% for the first quarter of 2005. Our gross margin percentage increased in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the $23.1 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which had a significantly lower gross margin percentage than our pharmaceutical sales, an increase in the mix of Botox® sales as a percentage of total product net sales, which generally have a higher gross margin percentage than our other pharmaceutical product lines, and an increase in the mix of total domestic U.S. sales as a percentage of total product net sales. Sales in the United States of our pharmaceutical products generally have a higher gross margin percentage than our international sales. This increase in gross margin percentage was partially offset by an overall decrease in gross margin percentage for total Botox® net sales, primarily due to an increase in validation costs associated with our new biologics facility in Irvine, California and a negative impact from recognized manufacturing cost variances in the first quarter of 2006 compared to the first quarter of 2005, partially offset by the price increase for Botox® and Botox® Cosmetic in the United States. Gross margin in dollars increased in the first quarter of 2006 compared to the first quarter of 2005 by $80.5 million, or 18.6%, as a result of the 16.7% increase in net sales and by the 1.3 percentage point increase in gross margin percentage.
        Other revenue increased $7.6 million to $10.5 million in the first quarter of 2006 compared to $2.9 million in the first quarter of 2005. In the first quarter of 2006, other revenue includes $2.6 million of royalty income and $7.9 million of reimbursement income earned from services provided in connection with contractual agreements primarily related to the development and promotion of Botox® in Japan and China and co-promotion of GlaxoSmithKline’s products Imitrex STATdose System® and Amerge® in the United States to neurologists, and the development of Posurdex® for the ophthalmic specialty market in Japan. In the first quarter of 2005, other revenue included $0.9 million of royalty income and $2.0 million of reimbursement income earned primarily in connection with a third-party skin care product co-promotion agreement.
        Selling, general and administrative, or SG&A, expenses were $274.0 million, or 44.5% of net sales, in the first quarter of 2006 compared to $213.2 million, or 40.4% of net sales, in the first quarter of 2005. The increase in SG&A expense dollars in the first quarter of 2006 compared to the first quarter of 2005 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Botox® Cosmetic and Restasis®, an increase in selling expenses and marketing expenses, principally personnel costs driven by an expansion of our Botox® and glaucoma products sales forces, supporting the increase in consolidated sales, especially for Restasis®, Lumigan®, Botox® and Botox® Cosmetic, and co-promotion costs related to the agreement with GlaxoSmithKline, or GSK, to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States, an increase in transition related and duplicate operating expenses associated with the restructuring and streamlining of our European operations which totaled $4.2 million, including an impairment loss of $2.6 million on the expected sale of our Mougins, France facility, and the incurrence of $5.0 million of integration and transition costs associated with our acquisition of Inamed. SG&A expenses also increased due to an increase in legal costs related to various patent and trademark infringement lawsuits, and general corporate legal matters, additional costs associated with expensing stock options of $7.0 million, and higher other general and administrative expenses. As a percentage of net sales, SG&A expenses increased in the first quarter of 2006 compared to the first quarter of 2005, due primarily to higher promotion expenses, selling expenses, and general and administrative costs as a percentage of net sales.
        Research and development expenses were $670.1 million, or 108.9% of net sales, in the first quarter of 2006 compared to $82.0 million, or 15.6% of net sales, in the first quarter of 2005. In the first quarter of 2006, research and development expenses include a charge of $562.8 million for acquired in-process research and development, or

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

IPR&D, assets related to the Inamed acquisition. The amount of IPR&D expenses represents a preliminary estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technical feasibility and had no alternative future uses in their current state. Excluding the effect of the $562.8 million IPR&D charge in the first quarter of 2006, research and development spending increased by $25.3 million to $107.3 million, or 17.4% of net sales, compared to $82.0 million, or 15.6% of net sales, in the first quarter of 2005. Research and development spending increased in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the acquired IPR&D assets related to the Inamed acquisition, higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new technologies and $2.4 million of additional costs associated with expensing stock options. Spending increases in the first quarter of 2006 compared to the first quarter of 2005 were primarily driven by an increase in clinical trial costs associated with our Posurdex® technology and certain Botox® indications for overactive bladder, migraine headache and benign prostatic hypertrophy.
Restructuring Charges and Transition/Duplicate Operating Expenses
Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, we entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote our Botox® product in Japan and China. Under the terms of this agreement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of entering into this agreement, we initiated a plan in October 2005 to restructure and streamline operations in Japan. The restructuring seeks to optimize the efficiencies of a third party license and distribution business model and align our operations in Japan with our reduced role in research and development and commercialization activities under the agreement with GSK.
        We have incurred, and anticipate that we will continue to incur, restructuring charges relating to one-time termination benefits, contract termination costs and other asset-related expenses in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring will be between $2.0 million and $3.0 million. We began to incur these amounts in the fourth quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Substantially all of the pre-tax charges are expected to be cash expenditures.
        As of March 31, 2006, we recorded cumulative pre-tax restructuring charges of $1.9 million. The restructuring charges primarily consist of one-time termination benefits, contract termination costs and other asset-related expenses. Cumulative charges for employee severance as shown in the table below relate to 65 employees, of which 64 were severed as of March 31, 2006.
        The following table presents the cumulative restructuring activities through March 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$2.0	$0.3	$2.3
Spending	(1.3)	(0.2)	(1.5)

Balance at December 31, 2005	0.7	0.1	0.8
Net charge (reversal) during the first quarter of 2006	0.2	(0.6)	(0.4)
Spending	(0.9)	(0.1)	(1.0)
Reduction in accrued pension liability included in net charges (reversal) during the first quarter of 2006	—	0.6	0.6

Balance at March 31, 2006	$—	$—	$—

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

Restructuring and Streamlining of European Operations
        Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations. The restructuring seeks to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European R&D and commercial activities. Specifically, the restructuring involves moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, High Wycombe, U.K. and Dublin, Ireland facilities and streamlining functions in our European management services group.
        We have incurred, and anticipate that we will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, transition/duplicate operating expenses, contract termination costs and capital and other asset-related expenses in connection with the restructuring. We currently estimate that the pre-tax charges resulting from the restructuring, including transition/duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures.
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 151 positions, principally R&D and selling, general and administrative positions in the affected European locations. These workforce reduction activities began in the first quarter of 2005 and are expected to be substantially completed by the close of the second quarter of 2006. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $30 million to $31 million.
        Estimated charges include approximately $11 million to $13 million for contract and lease termination costs and asset write-offs (primarily for accelerated amortization related to leasehold improvements in facilities to be exited) and a loss on the possible sale of our Mougins facility. We began to record these costs in the fourth quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006.
        Estimated transition related expenses include, among other things, legal, consulting, recruiting, information system implementation costs and taxes. We also expect to incur duplicate operating expenses during the transition period to ensure that job knowledge and skills are properly transferred to new employees. Transition/duplicate operating expenses are currently estimated to total approximately $5 million to $7 million. We began to record these costs in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006.
        We expect to incur additional capital expenditures for leasehold improvements (primarily at a new facility in the United Kingdom to accommodate increased headcount). These capital expenditures are currently estimated to be between approximately $3 million and $4 million. We began to record these expenditures in the third quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

        As of March 31, 2006 we have recorded cumulative pre-tax restructuring charges of $31.8 million related to the restructuring of the Company’s European operations. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation and other costs. The following table presents the cumulative restructuring activities through March 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the first quarter of 2006	—	2.9	2.9
Spending	(5.6)	(2.9)	(8.5)

Balance at March 31, 2006 (included in Other accrued expenses)	$9.6	$—	$9.6

        Employee severance in the preceding table relates to 151 employees, of which 107 were severed as of March 31, 2006. Employee severance charges were based on social plans in France and Italy, and our severance practices for employees in the other affected European countries. During the first quarter of 2006, we recorded a $2.6 million impairment related to our Mougins, France facility and reported $11.9 million of assets held for sale included in Other current assets. During the first quarters of 2006 and 2005, we also recorded $1.9 million and $0.3 million, respectively, of transition/duplicate operating expenses associated with the European restructuring activities. Transition/duplicate operating expenses consisted primarily of salaries, travel, communications, recruitment and consulting costs. Transition/duplicate operating expenses for the three months ended March 31, 2006 consisted of $0.1 million in cost of sales, $1.6 million in selling, general and administrative expenses and $0.2 million in research and development expenses. Transition/duplicate operating expenses for the three months ended March 25, 2005 consisted of $0.2 million in selling, general and administrative expenses and $0.1 million in research and development expenses.
Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
        In October 2004, our Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of our manufacturing and supply agreement with AMO, which we spun-off in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
        As of March 31, 2006, we recorded cumulative pre-tax restructuring charges of $21.9 million related to the termination of the manufacturing and supply agreement. These charges primarily include statutory severance and one-time termination benefits related to the reduction in our workforce of 323 employees and the write-off of assets previously used for contract manufacturing. The pre-tax charges are net of tax credits received under qualifying government-sponsored employment programs.
        As of December 31, 2005, our had completed substantially all activities related to the termination of the manufacturing and supply agreement. We expect to record an additional $2.0 million to $3.0 million in pre-tax restructuring charges during the first three quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

        The following table presents the cumulative restructuring activities through March 31, 2006 resulting from the scheduled termination of the manufacturing and supply agreement with AMO:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2004	$7.1	$—	$7.1
Spending	(0.1)	—	(0.1)

Balance at December 31, 2004	7.0	—	7.0
Net charge during 2005	11.5	3.0	14.5
Assets written off	—	(2.4)	(2.4)
Spending (net of employment tax credits received)	(18.4)	(0.6)	(19.0)

Balance at December 31, 2005	0.1	—	0.1
Net charge during the first quarter of 2006	0.3	—	0.3
Spending	(0.4)	—	(0.4)

Balance at March 31, 2006	$—	$—	$—

        Our operating loss in the first quarter of 2006 was $422.8 million compared to operating income of $113.4 million for the first quarter of 2005. The $536.2 million decrease in operating income was due primarily to the $588.1 million increase in research and development expenses, including the IPR&D charge of $562.8 million, and $60.8 million increase in SG&A expenses, partially offset by the $80.5 million increase in gross margin, $24.6 million decrease in restructuring charges and $7.6 million increase in other revenues.
        Total net non-operating expenses in the first quarter of 2006 were $0.3 million compared to net non-operating income of $5.6 million in the first quarter of 2005. Interest income in the first quarter of 2006 was $9.2 million compared to interest income of $5.5 million in the first quarter of 2005. The increase in interest income in the first quarter of 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $229 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.98% in the first quarter of 2006 compared to the same period in 2005, partially offset by a $4.9 million reversal of previously recognized estimated statutory interest income related to the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest expense increased $3.3 million to $7.8 million in the first quarter of 2006 compared to $4.5 million in the first quarter of 2005, primarily due to an increase in foreign borrowings in Ireland to effectuate our repatriation of dividends during the third quarter of 2005 and additional borrowings under our bridge credit facility to finance the acquisition of Inamed, partially offset by a $0.6 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues.
        We recorded a net unrealized loss on derivative instruments of $1.0 million in the first quarter of 2006 compared to a net unrealized gain of $0.1 million in the first quarter of 2005. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net expenses were $0.7 million in the first quarter of 2006 compared to Other, net income of $4.5 million in the first quarter of 2005. In the first quarter of 2006, Other, net includes net realized losses from foreign currency transactions of $1.1 million. In the first quarter of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia, and net realized gains from foreign currency transactions of $0.3 million.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

        Our effective tax rate for the first quarter of 2006 was 5.2%. Included in our operating loss in the first quarter of 2006 are pre-tax charges of $562.8 million for in-process research and development associated with our acquisition of Inamed. We did not record any income tax benefit for the in-process research and development charges. Included in the provision for income taxes in the first quarter of 2006 is a $14.5 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the United States Internal Revenue Service for tax years 2000 to 2002, and a $1.2 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Excluding the impact of the $562.8 million of in-process research and development charges, the $14.5 million reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues and the $1.2 million additional income tax benefit for previously paid state income taxes which became recoverable, our adjusted effective tax rate for the first quarter of 2006 was 26.9%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.
        Our effective tax rate for the first quarter of 2005 was 32.9%, our full year 2005 effective tax rate was 32.1% and our full year 2005 adjusted effective tax rate was 27.5%. Included in our operating income in fiscal year 2005 are pre-tax restructuring charges of $43.8 million, transition/duplicate operating expenses associated with the European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition/duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India to AMO and $0.6 million on the gain on sale of assets used primarily for contract manufacturing. Included in the provision for income taxes in 2005 is an estimated $29.9 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in 2005 is an estimated provision of $19.7 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. Also included in the provision for income taxes in 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $24.1 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the Internal Revenue Service in the U.S. during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
        Excluding the impact of the pre-tax restructuring charges, transition/duplicate operating expenses and gains from the sale of the distribution business in India and the sale of assets used for contract manufacturing, and the related income tax provision (benefit) associated with these pre-tax amounts, the provision for income taxes due to the extraordinary dividends and additional dividends above the base and extraordinary dividend amounts, the decrease in the provision for income taxes resulting from the additional income tax benefit for previously paid state income taxes which became recoverable, and reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues, our adjusted effective tax rate for fiscal year 2005 was 27.5%.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

The calculation of our fiscal year 2005 adjusted effective tax rate is summarized below:

2005
(in millions)
Earnings before income taxes and minority interest, as reported	$599.2
Restructure charge	43.8
Transition/duplicate operating expenses associated with the European restructuring	5.6
Gain on sale of distribution business in India to AMO	(7.9)
Gain on sale of assets used for contract manufacturing	(5.7)

$635.0

Provision for income taxes, as reported	$192.4
Income tax (provision) benefit for:
Restructure charge	7.6
Transition/duplicate operating expenses associated with the European restructuring	1.1
Gain on sale of distribution business in India to AMO	(1.7)
Gain on sale of assets used for contract manufacturing	(0.6)
Recovery of previously paid state income taxes	1.4
Resolution of uncertain income tax audit issues	24.1
Extraordinary dividend of $674.0 million under the American Jobs Creation Act of 2004	(29.9)
Additional dividends of $85.8 million above the base and extraordinary dividend amounts	(19.7)

$174.7

Adjusted effective tax rate	27.5%

        The decrease in our adjusted effective tax rate to 26.9% in the first quarter of 2006 compared to our full year 2005 adjusted effective tax rate of 27.5% is primarily due to estimated beneficial tax rate effects from increased U.S. deductions for interest expense associated with the acquisition of Inamed and stock option compensation expense, and from an increase in the mix of our earnings in lower tax rate jurisdictions, which include nine months of estimated operating results from our Inamed acquisition, which generally have a lower effective tax rate than our pharmaceutical operations. The decrease in our adjusted effective tax rate in the first quarter of 2006 compared to our full year 2005 adjusted effective tax rate was partially offset by a negative impact from the expiration of federal research and development tax credits in the United States beginning in 2006.
        Our net loss in the first quarter of 2006 was $444.8 million compared to net earnings of $79.9 million for the first quarter of 2005. The $524.7 million decrease in net earnings in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of the decrease in operating income of $536.2 million and the decrease in total net non-operating income of $5.9 million, partially offset by the decrease in the provision for income taxes of $17.3 million.
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
        Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the three months ended March 31, 2006 was $116.7 million compared to cash provided of $90.9 million for the three months ended March 25, 2005. The increase in net cash provided by

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

operating activities of $25.8 million was primarily due to an increase in earnings, including the effect of non-cash items, partially offset by an increase in cash required to fund growth in trade receivables, and a decrease in accounts payable, excluding the effect of the Inamed acquisition. In the first three months of 2006 and 2005, we paid pension contributions of $2.5 million and $1.5 million, respectively, to our U.S. defined benefit pension plan. In 2006, we currently expect to pay contributions of between $14.0 million and $16.0 million for our U.S. and non-U.S. pension plans.
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
        Net cash used in investing activities in the first three months of 2006 was $1,250.4 million. Net cash used in investing activities in the first three months of 2005 was $13.9 million. The increase in cash used in investing activities is primarily due to the Inamed acquisition. The cash portion of the purchase price for Inamed Corporation was $1,215.2 million, net of cash acquired. Additionally, we invested $32.7 million in new facilities and equipment during the three months ended March 31, 2006 compared to $11.5 million during the same period in 2005. During the first quarter of 2006, we purchased additional real property, composed of two office buildings, contiguous to our main facility in Irvine, California. Net cash used in investing activities also includes $2.9 million and $3.3 million to acquire software during the three months ended March 31, 2006 and March 25, 2005, respectively. We currently expect to invest between $80 million and $90 million in capital expenditures for administrative and manufacturing facilities and other property, plant and equipment during 2006.
        Net cash provided by financing activities was $712.3 million in the first three months of 2006 compared to net cash used in financing activities of $108.1 million in the first three months of 2005. In order to fund part of the cash portion of the Inamed purchase price, we borrowed $825.0 million on our bridge credit facility. Additionally, we received $27.1 million from the sale of stock to employees and $10.2 million in excess tax benefits from share-based compensation. These amounts were partially offset by net repayments of notes payable of $42.6 million, cash paid on the conversion of our Senior Notes due 2022 of $94.1 million and $13.3 million in dividends paid to stockholders. During the first three months of 2005 we repurchased $94.3 million of treasury stock, paid $13.1 million in dividends to stockholders and had net repayments of notes payable of $4.6 million. This use of cash was partially offset by $3.9 million received from the sale of stock to employees. Effective May 1, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on June 13, 2006 to stockholders of record on May 19, 2006. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of March 31, 2006, we held approximately 0.6 million treasury shares under this program. During the month of April 2006, we repurchased approximately 2.9 million shares of our common stock for approximately $308 million. We are uncertain as to the level of treasury stock repurchases to be made in the future.
        At March 31, 2006, we had a bridge credit facility, a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The bridge facility provides for borrowings of up to $1.1 billion through March 2007. The committed long-term credit facility allows for borrowings of up to $800 million through March 2011. The commercial paper

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $7.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2006. As of March 31, 2006, we had borrowings of $825 million under the bridge credit facility, $127.0 million in borrowings under our committed long-term credit facility, $57.7 million in borrowings outstanding under the medium term note program and no borrowings under our commercial paper program.
        On March 23, 2006, we completed the acquisition of Inamed. The acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, by and among us, our wholly-owned subsidiary Banner Acquisition, Inc., and Inamed and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of our common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of our common stock. In the exchange offer we paid approximately $1.31 billion in cash and issued 16,194,045 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of our common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as our wholly-owned subsidiary. As a final step in the plan of reorganization, we are planning to merge Inamed into Inamed, LLC, our wholly-owned subsidiary. The consideration paid in the merger does not include shares of common stock and cash that were paid to option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of our common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, we issued 236,992 shares of common stock and paid $17.9 million in cash to satisfy this obligation to the option holders. We funded part of the cash portion of the purchase price by borrowing $825 million under our $1.1 billion bridge credit facility. In April 2006 we issued $750 million in 1.50% Convertible Senior Notes due 2026 and $800 million in 5.75% Senior Notes due 2016 and used part of the proceeds from these issuances to repay all borrowings under the bridge credit facility. Also, we subsequently terminated the bridge credit facility in April 2006.
        On November 6, 2002, we issued zero coupon convertible senior notes due 2022, or Senior Notes, in a private placement with an aggregate principal amount at maturity of $641.5 million. The Senior Notes, which were issued at a discount of $141.5 million, are unsecured, accrue interest at 1.25% annually and mature on November 6, 2022. The Senior Notes are convertible into 11.41 shares of our common stock for each $1,000 principal amount at maturity if the closing price of our common stock exceeds certain levels, the credit ratings assigned to the Senior Notes are reduced below specified levels, or we call the Senior Notes for redemption, make specified distributions to our stockholders or become a party to certain consolidation, merger or binding share exchange agreements. On July 28, 2004, we, together with Wells Fargo Bank, as trustee, executed a supplemental indenture with respect to the Senior Notes to amend the redemption and conversion provisions to restrict our ability to issue common stock in lieu of cash to holders of the Senior Notes upon any redemption or conversion. Upon any redemption, we are now required to pay the entire redemption amount in cash. In addition, upon any conversion, we will pay cash up to the accreted value of the Senior Notes converted and will have the option to pay any amounts due in excess of the accreted value in either cash or common stock. The rights of the holders of the Senior Notes were not affected or limited by the supplemental indenture. In the three months ended March 31, 2006 holders converted $116.0 million, principal amount at maturity of the Senior Notes. In connection with these conversions we paid $94.1 million in cash and issued 0.4 million shares of our common stock. Based on the terms of the Senior Notes, an assessment of the conversion criteria is performed each fiscal quarter, the result of which affects the holders’ ability to convert the

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

Senior Notes in the immediately succeeding fiscal quarter. As of March 31, 2006, the conversion criteria were met, and holders may elect to convert the Senior Notes between March 31, 2006 and June 30, 2006.
        Holders of the Senior Notes may require us to purchase the Senior Notes on any of the following dates at the following prices: $829.51 per Senior Note on November 6, 2007; $882.84 per Senior Note on November 6, 2012; and $939.60 per Senior Note on November 6, 2017. Pursuant to the supplemental indenture, we are required to pay cash for any Senior Notes purchased by us on any of these three dates. Prior to November 6, 2007 we may redeem all or a portion of Senior Notes for cash in an amount equal to their accreted value only if the price of our common stock reaches certain thresholds for a specified period of time. As of March 31, 2006 these thresholds have been met. In April 2006, we announced our intention to redeem the entire outstanding principal amount of the Senior Notes on May 15, 2006. As a result of this announcement, we expect all of the holders of the Senior Notes will tender their Senior Notes for conversion prior to the redemption date. As a sensitivity measure, assuming all of the Senior Notes are converted prior to the redemption date, we expect to pay approximately $428.0 million for the accreted value of the Senior Notes and issue approximately 2.1 million shares of our common stock, based upon the accreted value of the Senior Notes at March 31, 2006 and the closing price of our common stock of $108.50 per share on March 31, 2006. We also expect to incur additional interest expense of approximately $3.2 million related to the write-off of unamortized debt origination fees from the Senior Notes.
        We include the dilutive effect from the assumed conversion of the Senior Notes, if any, in our computation of diluted earnings per share, assuming amounts due in excess of the accreted value will be paid in common stock. As a sensitivity measure, a $5.00 increase in the average price of our common stock would have resulted in an increase of approximately 0.1 million shares of common stock to the total number of diluted shares used to compute diluted earnings per share for the three month period ended March 31, 2006.
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
        Our manufacturing and supply agreement with AMO terminated as scheduled in June 2005. As of March 31, 2006, we recorded cumulative pre-tax restructuring charges of $21.9 million. We expect to record an additional $2.0 million to $3.0 million in pre-tax restructuring charges during the second and third quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
        We currently estimate that the pre-tax charges resulting from the restructuring or our European operations, including transition/duplicate operating expenses, will be between $46 million and $51 million and capital expenditures will be between $3 million and $4 million. We began to incur these amounts in the first quarter of 2005 and expect to continue to incur them up through and including the second quarter of 2006. Of the total amount of pre-tax charges and capital expenditures, approximately $43 million to $48 million are expected to be cash expenditures. As of March 31, 2006, we have recorded cumulative pre-tax restructuring charges of $31.8 million and transition/duplicate operating expenses of $10.1 million related to the implementation of this restructuring of our European operations. We expect to complete the additional restructuring activities by the end of the second quarter of 2006.
        We currently estimate that the pre-tax charges resulting from the restructuring of our operations in Japan will be between $2.0 million and $3.0 million, substantially all of which are expected to be cash expenditures. As of March 31, 2006, we have recorded cumulative pre-tax restructuring charges of $1.9 million. We expect to continue to incur additional charges up through and including the second quarter of 2006.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 (Continued)

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
        At March 31, 2006, we had approximately $952.0 million of variable rate debt compared to $169.6 million of variable rate debt at December 31, 2005. If the interest rates on our variable rate debt were to increase or decrease by 1%, interest expense would increase or decrease on an annual basis by approximately $9.5 million based on the amount of outstanding variable rate debt at March 31, 2006.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

        The tables below present information about certain of our investment portfolio and our debt obligations at March 31, 2006 and December 31, 2005.

	MARCH 31, 2006
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	—	—	—	—	—	$50.0	$50.0
Weighted Average Interest Rate	4.87%	—	—	—	—	—	4.87%
Commercial Paper	593.8	—	—				593.8	593.8
Weighted Average Interest Rate	4.76%	—	—	—	—	—	4.76%
Foreign Time Deposits	65.3	—	—				65.3	65.3
Weighted Average Interest Rate	2.88%	—	—	—	—	—	2.88%
Other Cash Equivalents	167.1	—	—				167.1	167.1
Weighted Average Interest Rate	4.73%	—	—	—	—	—	4.73%
Total Cash Equivalents	$876.2	—	—	—	—	—	$876.2	$876.2
Weighted Average Interest Rate	4.61%	—	—	—	—	—	4.61%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$427.3	—	$32.7	—	—	$25.0	$485.0	$712.0
Weighted Average Interest Rate	1.25%	—	3.56%	—	—	7.47%	1.73%
Variable Rate (US$)	952.0	—	—	—	—	—	952.0	952.0
Weighted Average Interest Rate	5.17%	—	—	—	—	—	5.17%
Other Fixed Rate (non-US$)	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Other Variable Rate (non-US$)	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Total Debt Obligations	$1,379.3	—	$32.7	—	—	$25.0	$1,437.0	$1,664.0
Weighted Average Interest Rate	3.95%	—	3.56%	—	—	7.47%	4.01%

	DECEMBER 31, 2005
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	—	—	—	—	—	$50.0	$50.0
Weighted Average Interest Rate	4.44%	—	—	—	—	—	4.44%
Commercial Paper	656.0	—	—	—	—	—	656.0	656.0
Weighted Average Interest Rate	4.28%	—	—	—	—	—	4.28%
Foreign Time Deposits	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Other Cash Equivalents	554.6	—	—	—	—	—	554.6	554.6
Weighted Average Interest Rate	4.41%	—	—	—	—	—	4.41%
Total Cash Equivalents	$1,260.6	—	—	—	—	—	$1,260.6	$1,260.6
Weighted Average Interest Rate	4.34%	—	—	—	—	—	4.34%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$520.0	—	$32.5	—	—	$25.0	$577.5	$851.2
Weighted Average Interest Rate	1.25%	—	3.56%	—	—	7.47%	1.73%
Other Variable Rate (non-US$)	169.6	—	—	—	—	—	169.6	169.6
Weighted Average Interest Rate	4.63%	—	—	—	—	—	4.63%
Total Debt Obligations	$689.6	—	$32.5	—	—	$25.0	$747.1	$1,020.8
Weighted Average Interest Rate	2.08%	—	3.56%	—	—	7.47%	2.33%
        In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR rate with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principle amount Senior Notes due 2016 that we issued in April 2006 (see Note 15, Subsequent Events, in the financial statements under Item 1(D) of Part I of this report). The fair value of the swap contracts rise or fall in value when the specified interest rate rises or falls, respectively, during the swap contract period. As of March 31, 2006 the fair value of the swap contracts was $12.6 million, which is recorded in Other assets in our consolidated balance sheet. The related unrealized gain, net of tax, of $7.6 million is recorded as a component of

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

other comprehensive income. Upon the termination of the swap contracts the total gain or loss from the contracts will be amortized as a part of interest expense over a 10 year period to match the term of the $800 million aggregate principle amount Senior Notes due 2016.
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
        We use foreign currency option contracts, which provide for the purchase or sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, U.K. pound, Brazilian real and euro.
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
        The following tables provide information about our foreign currency derivative financial instruments outstanding as of March 31, 2006 and December 31, 2005. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	March 31, 2006		December 31, 2005
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency) Euros	$—	—	$12.6	1.20
Canadian Dollar	6.2	1.16	6.9	1.15
Australian Dollar	2.2	0.73	2.6	0.75
U.K. Pound	13.5	1.73	16.5	1.77
New Zealand Dollar	0.2	0.64	—	—

	$22.1		$38.6

Estimated fair value	$—		$0.7

Foreign currency purchased put options:
Canadian Dollar	$20.1	1.15	$26.0	1.15
Mexican Peso	9.3	10.83	11.7	10.78
Australian Dollar	9.7	0.74	12.1	0.75
Brazilian Real	8.0	2.42	9.3	2.40
Euro	31.1	1.20	39.4	1.20

	$78.2		$98.5

Estimated fair value	$1.6		$2.9

Foreign currency sold call options:
U.K. Pound	$11.9	1.76	$17.0	1.76

Estimated fair value	$0.2		$0.2

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
        We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
        There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the potential impact from reporting the acquisition of Inamed Corporation (Inamed) that we completed on March 23, 2006, as more fully disclosed in Note 3, Inamed Acquisition, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We are currently in the process of assessing and integrating Inamed’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 12 to 18 months from the acquisition date. Prior to being acquired by us, Inamed was a public company. In conjunction with Inamed’s Form 10-K for the year ended December 31, 2005, Inamed’s management reported its assessment that as of December 31, 2005 Inamed maintained effective internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, Inamed’s independent registered public accounting firm issued an opinion that management’s assessment of internal control over financial reporting was fairly stated, in all material respects, as of December 31, 2005, and its own opinion that Inamed maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

ALLERGAN, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
        The information required by this Item is incorporated herein by reference to Note 9, Litigation, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report.
Item 1A. Risk Factors
The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
We operate in a highly competitive business.
        The pharmaceutical and medical device industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals.
        Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
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
        Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications and approval of Dysport®/Reloxin® for cosmetic indications. While Beaufour Ipsen previously licensed Dysport®/Reloxin® to Inamed for the cosmetic indication in the United States, it regained its licensed rights from Inamed in connection with our acquisition of Inamed. Beaufour Ipsen licensed its rights to develop, distribute and commercialize Dysport®/Reloxin® in the United States, Canada and Japan for aesthetic use by physicians to Medicis Corporation. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992.
        Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly

Allergan, Inc.
PART II — OTHER INFORMATION (Continued)

regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals received approval from German authorities for a botulinum toxin and launched its product in July 2005, and a Korean company has received approval from Korean authorities for a botulinum toxin. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.
        Mentor Corporation is our principal competitor in the United States for breast implants. Mentor announced that it received an “approvable letter” from the FDA for its silicone breast implants in July 2005. We did not receive an “approvable letter” from the FDA for our silicone breast implants until September 2005. If Mentor receives approval to market and sell silicone breast implants in the United States before we do, their silicone breast implants would be the only approved silicone breast implants in the United States, giving Mentor a competitive advantage over us in the United States breast implant market, at least in the short term. In addition, Medicis Corporation began marketing Restylane®, a dermal filler, in January 2004. Through our purchase of Inamed, we acquired the rights to sell Juvéderm® in the United States, Canada and Australia and Hydrafill® in certain European countries. Juvéderm®/Hydrafill® is a non-animal, hyaluronic acid-based dermal filler. Juvéderm® is not yet approved by the FDA for sale in the United States. Inamed began a clinical study of Juvéderm® in the United States during in the fourth quarter of 2004 and completed the filing of a premarket approval application with the FDA in December 2005. We cannot assure you that we will receive approval to market Juvéderm® in the United States, or if Juvéderm® is approved, that Juvéderm® will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.
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
        We also rely on a single supplier for silicone raw materials used in some of our products. We depend on third party manufacturers for silicone molded components and facial aesthetics product lines, with the exclusion of the bovine and human-based collagen products. These third party manufacturers must maintain compliance with FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practice requirements for

Allergan, Inc.
PART II — OTHER INFORMATION (Continued)

medical devices. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decease in our revenues.
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
        Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigan™, Restasis®, Acular LS®, Zymar®, Botox® and, if approved by the FDA, Juvéderm® and silicone breast implant products, as well as FDA approval of new indications for Botox®, and new products such as GANFORT®, our Lumigan®/timolol combination, Posurdex® and memantine. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be approved by the FDA for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

Allergan, Inc.
PART II — OTHER INFORMATION (Continued)

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
        We have assumed Inamed’s product liability risks, including any product liability for its past and present manufacturing of breast implant products. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy. Additionally, we are seeking to reintroduce silicone breast implants in the United States. If we obtain FDA approval to market silicone breast implants for breast augmentation, such approval may come with significant restrictions and requirements, including the need for a patient registry, follow up MRI’s, and substantial Phase IV clinical trial commitments. We also face a substantial risk of product liability claims from our current eye care, neuromodulator and skin care products and may face similar risks associated with our obesity intervention and facial aesthetics products.
        Additionally, our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.
Uncertainties exist in integrating Inamed’s business and operations into our own.
        We are currently integrating certain of Inamed’s functions and operations into our own, although there can be no assurance that we will be successful in this endeavor. There are inherent challenges in integrating the two operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of Inamed into our own include, among other things:
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

Allergan, Inc.
PART II — OTHER INFORMATION (Continued)

        If we are not able to adequately address these challenges, we may not realize the anticipated benefits of the integration of the two companies. Actual cost and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate.
The receipt of shares of Allergan common stock in the Inamed exchange offer and/or the Inamed Merger may be taxable to Inamed stockholders.
     If the exchange offer for all outstanding Inamed common stock, the subsequent merger in which Allergan acquired all remaining Inamed shares not acquired in the exchange offer (referred to as the “First Merger”), and the second merger in which Inamed is expected to be merged into another subsidiary of Allergan, with the other subsidiary surviving the merger (referred to as the “Second Merger”), are not treated together as a one integrated transaction for U.S. federal income tax purposes, if the Second Merger is not completed, or if the acquisition of Inamed otherwise fails to qualify as a tax-free reorganization, the exchange of Inamed common stock for shares of Allergan common stock in the exchange offer and/or the First Merger will be taxable to Inamed stockholders for U.S. federal income tax purposes. Although Allergan has obtained the opinion of its outside legal counsel that the exchange offer, the First Merger and the Second Merger will be treated as an integrated transaction that qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, that opinion assumes a number of factors that will not be definitively known prior to completion of the Second Merger. In addition, this legal opinion will not be binding on the Internal Revenue Service and there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        The following table discloses the purchases of our equity securities during the first fiscal quarter of 2006.

				Total Number
				of Shares	Maximum Number
				Purchased as	(or Approximate
				Part of	Dollar Value) of
				Publicly	Shares that May
	Total Number	Average		Announced	Yet Be Purchased
	of Shares	Price Paid		Plans	Under the Plans
Period	Purchased(1)	per Share		or Programs	or Programs(2)
January 1, 2006 to January 31, 2006	0	$	N/A	0	8,077,499
February 1, 2006 to February 28, 2006	0	$	N/A	0	8,167,811
March 1, 2006 to March 31, 2006	0	$	N/A	0	8,632,300
Total	0	$	N/A	0	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of March 31, 2006, the Company held approximately 0.6 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Allergan, Inc.
PART II — OTHER INFORMATION (Continued)

Item 6. Exhibits
        - Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Allergan with the SEC on December 21, 2005)

2.2	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit (d)(2) to Amendment No. 10 to the Tender Offer Statement on Schedule TO filed by Allergan and Banner with the SEC on March 13, 2006)

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement dated as of October 7, 2005 between Wells Fargo Bank, National Association and the Company, as successor Right Agent (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)

4.7	Form of Zero Coupon Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.8	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.9	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.12	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.13	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.14	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.60	Form of Restricted Stock Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.61	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.62	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.63	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	ALLERGAN, INC.

/s/ Jeffrey L. Edwards

Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Allergan with the SEC on December 21, 2005)

2.2	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit (d)(2) to Amendment No. 10 to the Tender Offer Statement on Schedule TO filed by Allergan and Banner with the SEC on March 13, 2006)

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (“Rights Agreement”) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement dated as of January 2, 2002 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement dated as of January 30, 2003 between First Chicago Trust Company of New York, the Company and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 of the Company’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement dated as of October 7, 2005 between Wells Fargo Bank, National Association and the Company, as successor Right Agent (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Amended and Restated Indenture, dated as of July 28, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 2004)

4.7	Form of Zero Coupon Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.8	Registration Rights Agreement dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)

4.9	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

INDEX TO EXHIBITS

4.10	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.12	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.13	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.14	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.60	Form of Restricted Stock Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.61	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.62	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.63	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350