Form 10-Q
period 2006-06-30
ALLERGAN INC
filed 2006-08-09
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐     No ☑.
As of August 3, 2006, there were 153,755,944 shares of common stock outstanding (including 2,959,099 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Revenues
Product net sales	$787.0	$591.0	$1,402.2	$1,118.2
Other revenues	14.7	3.6	25.2	6.5

Total revenues	801.7	594.6	1,427.4	1,124.7

Operating costs and expenses
Cost of sales	168.2	107.2	265.5	200.1
Selling, general and administrative	337.5	245.1	611.4	458.1
Research and development	140.3	90.7	809.7	172.0
Amortization of acquired intangible assets	24.8	5.1	29.9	7.2
Restructuring charges	5.7	10.3	8.5	37.7

Operating income (loss)	125.2	136.2	(297.6)	249.6

Non-operating income (expense)
Interest income	12.3	6.1	21.5	11.6
Interest expense	(20.5)	(4.6)	(28.3)	(9.1)
Unrealized (loss) gain on derivative instruments, net	(0.2)	1.1	(1.2)	1.2
Other, net	(4.5)	(0.7)	(5.2)	3.8

	(12.9)	1.9	(13.2)	7.5

Earnings (loss) before income taxes and minority interest	112.3	138.1	(310.8)	257.1
Provision for income taxes	37.8	104.1	59.7	143.3
Minority interest expense	0.3	0.6	0.1	0.5

Net earnings (loss)	$74.2	$33.4	$(370.6)	$113.3

Earnings (loss) per share:
Basic	$0.49	$0.26	$(2.60)	$0.87

Diluted	$0.49	$0.25	$(2.60)	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and equivalents	$895.2	$1,296.3
Trade receivables, net	356.4	246.1
Inventories	183.4	90.1
Other current assets	212.5	193.1

Total current assets	1,647.5	1,825.6
Investments and other assets	276.5	258.9
Deferred tax assets	—	123.2
Property, plant and equipment, net	566.1	494.0
Goodwill	1,797.0	9.0
Intangibles, net	1,092.7	139.8

Total assets	$5,379.8	$2,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$59.0	$169.6
Convertible notes, net of discount	—	520.0
Accounts payable	132.6	92.3
Accrued compensation	90.4	84.8
Other accrued expenses	231.8	177.3
Income taxes	20.3	—

Total current liabilities	534.1	1,044.0
Long-term debt	855.8	57.5
Long-term convertible notes, net of discount	750.0	—
Deferred tax liabilities	149.2	—
Other liabilities	222.5	181.0
Commitments and contingencies	—	—
Minority interest	1.3	1.1
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares; issued 153,756,000 shares as of June 30, 2006 and 134,255,000 shares as of December 31, 2005	1.5	1.3
Additional paid-in capital	2,307.9	417.7
Accumulated other comprehensive loss	(29.7)	(50.6)
Retained earnings	901.3	1,305.1

	3,181.0	1,673.5
Less — treasury stock, at cost (3,006,000 shares as of June 30, 2006 and 1,431,000 shares as of December 31, 2005, respectively)	(314.1)	(106.6)

Total stockholders’ equity	2,866.9	1,566.9

Total liabilities and stockholders’ equity	$5,379.8	$2,850.5

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six months ended
	June 30,	June 24,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(370.6)	$113.3
Non-cash items included in earnings:
In-process research and development charge	579.3	—
Depreciation and amortization	65.7	37.5
Amortization of original issue discount and debt issuance costs	7.6	4.9
Amortization of net realized gain on interest rate swap	(0.3)	—
Deferred income taxes	(13.7)	1.0
Loss on investments and disposal of fixed assets	3.4	—
Unrealized loss (gain) on derivative instruments	1.2	(1.2)
Expense of share-based compensation plans	32.0	7.1
Minority interest expense	0.1	0.3
Restructuring charge	8.5	37.7
Changes in assets and liabilities:
Trade receivables	(32.3)	(43.8)
Inventories	16.9	1.9
Other current assets	4.4	(6.6)
Other non-current assets	(1.0)	3.5
Accounts payable	8.4	21.4
Accrued expenses	(10.0)	(26.3)
Income taxes	4.5	57.7
Other liabilities	18.2	7.1

Net cash provided by operating activities	322.3	215.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Inamed, net of cash acquired	(1,328.3)	—
Additions to property, plant and equipment	(49.3)	(20.4)
Additions to capitalized software	(9.0)	(6.9)
Additions to intangible assets	(11.0)	(99.3)
Proceeds from sale of investments	0.3	—
Proceeds from sale of property, plant and equipment	3.2	1.3
Other, net	—	0.2

Net cash used in investing activities	(1,394.1)	(125.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(28.3)	(26.1)
Proceeds from issuance of senior notes	797.7	—
Proceeds from issuance of convertible senior notes	750.0	—
Debt issuance costs	(19.3)	—
Bridge credit facility borrowings	825.0	—
Bridge credit facility repayments	(825.0)	—
Repayments of convertible borrowings	(521.9)	—
Net repayments of notes payable	(110.5)	(8.6)
Sale of stock to employees	79.0	16.0
Payments to acquire treasury stock	(307.8)	(94.3)
Net proceeds from settlement of interest rate swap	13.0	—
Excess tax benefits from share-based compensation	15.0	—

Net cash provided by (used in) financing activities	666.9	(113.0)

Effect of exchange rate changes on cash and equivalents	3.8	0.9

Net decrease in cash and equivalents	(401.1)	(21.7)
Cash and equivalents at beginning of period	1,296.3	894.8

Cash and equivalents at end of period	$895.2	$873.1

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$9.4	$5.1

Income taxes, net of refunds	$73.4	$86.1

On March 23, 2006, the Company completed the acquisition of Inamed Corporation. In exchange for the common stock of Inamed Corporation, the Company issued common stock with a fair value of $1,859.3 million and paid $1,328.3 million in cash, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $3,759.6 million and assumed liabilities of $469.3 million.
See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.     Basis of Presentation
        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).
  Reclassifications
        Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Beginning with the second fiscal quarter of 2006, the Company reports amortization of acquired intangible assets on a separate line in its statements of operations, which includes the amortization of the intangible assets acquired in connection with the Inamed acquisition, as well as the amortization of other intangible assets previously reported in cost of sales, selling, general and administrative expenses, and research and development expenses. For the three month period ended June 24, 2005, a total of $5.1 million of intangible asset amortization was reclassified, consisting of $4.5 million previously classified in cost of sales and $0.6 million previously classified in research and development expenses. For the six month period ended June 24, 2005, a total of $7.2 million of intangible asset amortization was reclassified, consisting of $5.7 million previously classified in cost of sales, $0.2 million previously classified in selling, general and administrative expenses, and $1.3 million previously classified in research and development expenses. Intangible asset amortization for the six month period ended June 30, 2006 includes a total reclassification of $5.1 million, representing the reclassification of $4.3 million, $0.1 million and $0.7 million from cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, previously reported for the three month period ended March 31, 2006.
  Share-Based Payments
        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.
        The Company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended June 30, 2006 was $16.6 million, which consisted of compensation related to employee and director stock options of $11.3 million, employee and director restricted share awards of $3.0 million and $2.3 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the six month period ended June 30, 2006 was $31.9 million, which consisted of compensation related to employee and director stock options of $21.4 million, employee and director restricted share awards of $4.8 million and $5.7 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended June 24, 2005 was $3.4 million, which consisted of compensation related to employee and director restricted share awards of $1.3 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the six month period ended June 24, 2005 was $7.0 million, which consisted of compensation related to employee and director restricted share awards of $2.2 million and $4.8 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and six month periods ended June 24, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $6.0 million and $11.5 million for the three and six month periods ended June 30, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.2 million and $2.5 million for the three and six month periods ended June 24, 2005, respectively.
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R the Company used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS No. 123R the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
        The Company recognizes share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, an estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the Company’s pro forma information required under SFAS No. 123 prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (APIC Pool) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
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
        In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company has not yet evaluated the potential impact of adopting FIN 48 on its consolidated financial statements.
2.     Inamed Acquisition
        On March 23, 2006, the Company completed the acquisition of Inamed Corporation (Inamed), a global healthcare company that develops, manufactures, and markets a diverse line of products, including breast implants, a range of dermal products to correct facial wrinkles and products for the treatment of obesity.
        The Inamed acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, and subsequently amended as of March 11, 2006, by and among the Company, its wholly-owned subsidiary Banner Acquisition, Inc., and Inamed and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of the Company’s common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of the Company’s common stock. In the exchange offer the Company paid approximately $1.31 billion in cash and issued 16,194,051 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of Allergan common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as Allergan’s wholly-owned subsidiary. As a final step in the plan of reorganization, the Company merged Inamed into Inamed, LLC, a wholly-owned subsidiary of the Company. The consideration paid in the merger does not include shares of the Company’s common stock and cash that were paid to former Inamed option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of the Company’s common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, the Company issued 237,066 shares of common stock and paid $17.9 million in cash to satisfy its obligation to the option holders. The fair value of these shares of Company common stock and cash paid to option holders of Inamed common stock were included in the calculation of the purchase price detailed below.
        The following table summarizes the components of the Inamed purchase price:

(in millions)
Fair value of Allergan shares issued	$1,859.3
Cash consideration	1,409.3
Transaction costs	21.7

$3,290.3

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The value of the shares of Company common stock used in determining the purchase price was $106.60 per share, based on the closing price of the Company’s common stock on December 20, 2005, the effective date of the merger agreement.
  Purchase Price Allocation
        The Inamed purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date (March 23, 2006). The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company expects that all such goodwill will not be deductible for tax purposes.
        The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$310.1
Property, plant & equipment	64.7
Identifiable intangible assets	971.9
In-process research and development	579.3
Goodwill	1,787.7
Other non-current assets, primarily deferred tax assets	45.9
Accounts payable and accrued liabilities (a)	(109.2)
Deferred tax liabilities — current and non-current	(336.3)
Other non-current liabilities	(23.8)

$3,290.3

(a)	Accounts payable and accrued liabilities include approximately $9.7 million of recognized liabilities related to the involuntary termination and relocation of certain Inamed employees in accordance with the Emerging Issues Task Force (EITF) in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3).
        The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
  In-process Research and Development
        In conjunction with the Inamed acquisition, the Company recorded a charge to in-process research and development expense of $579.3 million for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state. In the second quarter of 2006, the Company adjusted its estimate of the value of acquired in-process research and development expense by $16.5 million from the original estimate of $562.8 million recorded in the first quarter of 2006. These assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvéderm™ dermal filler technology for use in the United States, and Inamed’s BioEnterics Intragastric Balloon (BIB®) technology for use in the United States, which were all subject to approval by the FDA in the United States on the Inamed acquisition date.
        The estimated fair value of the in-process research and development assets was determined based on the use of a discounted cash flow model using an income approach for the acquired technologies. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding the successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using discount rates ranging from 12% to 15%. Material net cash inflows were estimated to begin in 2006 for the silicone breast implants and Juvéderm™ and in 2008 for the BIB® system. Gross margin and expense levels were estimated to be consistent with Inamed’s historical results.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of the Company’s ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.
  Identifiable Intangible Assets
        Acquired identifiable intangible assets include product rights for approved indications of currently marketed products, customer relationships, trademarks and core technology for saline-filled and silicone-filled breast implants, dermal fillers, and obesity intervention products. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of
	intangible assets	Weighted-average
	acquired	amortization period
	(in millions)
Developed technology	$796.4	15.4 years
Core technology	113.3	16.0 years
Customer relationships	42.3	3.1 years
Trademarks	19.9	5.0 years

Total	$971.9

  Pro Forma Results of Operations
        Unaudited pro forma operating results for the Company, assuming the acquisition of Inamed occurred January 1, 2006 and 2005 and excluding any pro forma charge for in-process research and development costs, inventory fair value adjustments and Inamed share-based compensation expense in 2006 and transaction costs are as follows:

	Three months ended		Six months ended
(in millions, except per share amounts)	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Product net sales	$787.0	$705.6	$1,501.6	$1,338.1
Total revenues	$801.7	$709.2	$1,526.8	$1,344.6
Net earnings	$108.0	$32.1	$211.3	$102.8
Basic earnings per share	$0.72	$0.22	$1.40	$0.69
Diluted earnings per share	$0.71	$0.21	$1.37	$0.69
        The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2006 and 2005, or the results that may be achieved in the future.
3.     Restructuring Charges, Integration Costs and Transition/Duplicate Operating Expenses
  Restructuring and Integration of Inamed Operations
        In connection with the March 2006 Inamed acquisition, the Company initiated a global restructuring and integration plan to merge Inamed’s operations with the Company’s operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involve eliminating certain general and administrative positions, moving key commercial Inamed functions to the Company’s locations around the world, integrating Inamed’s distributor operations with the Company’s existing distribution network and integrating Inamed’s information systems with the Company’s information systems.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The Company has incurred, and anticipates that it will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the Inamed restructuring. The Company currently estimates that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $63.0 million and $78.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, the Company expects to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems.
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 53 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.
        Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. The Company began to record these costs in the second quarter of 2006 and expects to continue to incur them up through and including the fourth quarter of 2007.
        The Company also expects to pay an additional amount of approximately $10.0 million to $25.0 million for taxes related to intercompany transfers of trade businesses and net assets, which will be capitalized and amortized over the expected lives of the underlying assets.
        As of June 30, 2006, the Company has recorded cumulative pre-tax restructuring charges of $1.7 million, primarily consisting of employee severance, one-time termination benefits, employee relocation and other costs, related to the restructuring of the Inamed operations.
        During the first six months of 2006, the Company also recorded $10.4 million of integration and transition costs associated with the Inamed integration. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs for the six month period ended June 30, 2006 consisted of $0.5 million in cost of sales, $9.7 million in selling, general and administrative expenses and $0.2 million in research and development expenses.
  Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, the Company entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote the Company’s Botox® product in Japan and China. Under the terms of this agreement, the Company licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, the Company initiated a plan in October 2005 to restructure and streamline its operations in Japan. As of June 30, 2006, the Company substantially completed the restructuring activities and recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in 2006).
  Restructuring and Streamlining of European Operations
        Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European research and development (R&D) and commercial activities. Specifically, the restructuring involved moving key European R&D and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
streamlining functions in the Company’s European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
        As of June 30, 2006, the cumulative European restructuring charges were $35.0 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. Additionally, the Company has incurred cumulative transition/duplicate operating expenses of $11.5 million as of June 30, 2006. Transition expenses relate primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees. The Company expects to record an additional $1.0 million to $4.0 million in pre-tax restructuring charges and less than $1.0 million of transition/duplicate operating expenses over the remaining transition period, which are expected to be completed by the end of the third fiscal quarter of 2006.
        During the three and six month periods ended June 30, 2006, the Company recorded $3.2 million and $6.1 million, respectively of restructuring charges related to the European operations. For the three month period ended June 30, 2006, the Company recorded $0.6 million of transition/duplicate operating expenses, consisting of $0.4 million in selling, general and administrative expenses and $0.2 million in research and development expenses. For the six month period ended June 30, 2006, the Company recorded $2.5 million of transition/duplicate operating expenses, consisting of $2.1 million in selling, general and administrative expenses and $0.4 million in research and development expenses. Additionally, during the six month period ended June 30, 2006, the Company recorded a $3.4 million loss related to the sale of its Mougins, France facility, which was included in selling, general and administrative expenses.
        The following table presents the cumulative restructuring activities related to the Company’s European operations through June 30, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the six month period ended June 30, 2006	2.3	3.8	6.1
Spending	(8.5)	(0.4)	(8.9)

Balance at June 30, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$9.0	$3.4	$12.4

  Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
        In October 2004, the Company’s Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of the Company’s manufacturing and supply agreement with Advanced Medical Optics (AMO), which the Company spun-off in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, the Company agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the scheduled termination of the manufacturing and supply agreement, the Company eliminated certain manufacturing positions at the Company’s Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
        As of June 30, 2006, the Company had substantially completed all activities related to the termination of the manufacturing and supply agreement and recorded cumulative pre-tax restructuring charges of $22.7 million ($7.1 million in 2004, $14.5 million in 2005 and $1.1 million in 2006). The Company expects to record additional pre-tax

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
restructuring charges of less than $1.0 million in the aggregate during the third and fourth quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
4.     Intangibles and Goodwill
        At June 30, 2006 and December 31, 2005, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:
  Intangibles

	June 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible Assets:
Developed technology	$796.4	$(13.3)	15.4	$—	$—	—
Customer relationships	42.3	(3.4)	3.1	—	—	—
Licensing	148.8	(34.8)	8.0	137.8	(25.5)	8.0
Trademarks	23.3	(3.4)	6.5	3.5	(2.3)	15.0
Core technology	142.6	(6.8)	15.8	29.3	(4.1)	15.0
Other	1.1	(1.0)	5.0	1.1	(0.9)	5.0

	1,154.5	(62.7)	13.9	171.7	(32.8)	9.3
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,155.4	$(62.7)		$172.6	$(32.8)

        Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Inamed acquisition. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, and a drug delivery technology acquired in connection with the 2003 Oculex acquisition. The increase in developed technology, customer relationships, trademarks and core technology at June 30, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. The increase in licensing assets is primarily due to milestone payments related to the approvals of Juvéderm™ in the United States and Australia, which were received in the second quarter of 2006.
        Aggregate amortization expense for amortizable intangible assets was $24.8 million and $5.1 million for the quarters ended June 30, 2006 and June 24, 2005, respectively, and $29.9 million and $7.2 million for the six month periods ended June 30, 2006 and June 24, 2005, respectively.
        Estimated amortization expense is $79.5 million for 2006, $98.6 million for 2007, $96.8 million for 2008, $86.7 million for 2009, $82.3 million for 2010 and $79.0 million for 2011.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
  Goodwill

	June 30,	December 31,
(in millions)	2006	2005
Goodwill:
United States	$1,792.3	$4.6
Latin America	3.9	3.6
Europe and Other	0.8	0.8

	$1,797.0	$9.0

        The increase in goodwill at June 30, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill related to the Inamed acquisition is reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill. Once the analysis is complete, goodwill will be reflected in the geographical locations to which it relates.
5.     Inventories
        Components of inventories were:

	June 30,	December 31,
(in millions)	2006	2005
Finished goods	$119.3	$52.9
Work in process	34.7	24.8
Raw materials	29.4	12.4

Total	$183.4	$90.1

        The increase in inventories at June 30, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. At June 30, 2006, approximately $6.9 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.
6.     Income Taxes
        Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against deferred tax assets were $43.1 million and $44.1 million at June 30, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at June 30, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States. This decrease in the amount of the valuation allowance was partially offset by an increase in valuation allowances

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
due to the Inamed acquisition. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts estimated by the Company.
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
        Included in the provision for income taxes in the first six months of 2006 is a $14.5 million reduction in estimated income taxes payable primarily due to the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, and a $1.2 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004.
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
        The 2001 Premium Priced Stock Option Plan provided that each tranche of options would vest and become exercisable upon the earlier of (i) the date on which the fair value of a share of the Company’s common stock equals or exceeds the applicable exercise price or (ii) five years from the grant date (July 30, 2006). The options expire six years from the grant date (July 30, 2007). The first tranche of the options vested and became exercisable on March 1, 2004 as a result of the fair value of the Company’s common stock exceeding $88.55.
        In response to SFAS No. 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the June 2002 AMO spin-off. As a result of the acceleration, the second tranche and third tranche of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options, pursuant to their original terms, automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they would vest according to their original terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of SFAS No. 123R. The future expense that was eliminated was approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, was attributable to options held by executive officers). This amount, plus an additional $0.8 million, net of tax, representing the total pro forma amount for the combined third and fourth fiscal quarters of 2005 that otherwise would have been included in those quarters’ pro forma earnings disclosures, was reflected in the Company’s pro forma footnote disclosure for the three and six month periods ended June 24, 2005. This treatment is permitted under the transition guidance provided by SFAS No. 123R.
  Incentive Compensation Plan
        The Company has an incentive compensation plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock that the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at June 30, 2006.
        Restricted share awards under the incentive compensation plan are subject to restrictions as to sale or other disposition of the shares and to restrictions that require continuous employment with the Company. The restrictions generally expire, and the awards become fully vested, four years from the date of grant; provided, however, restrictions on share awards made pursuant to the Company’s management bonus plan expire and the awards become fully vested, two years from the date of grant.
  Non-employee Director Equity Incentive Plan
        The Company has a non-employee director equity incentive plan that provides for the issuance of restricted stock and non-qualified stock options to non-employee directors. Under the terms of the non-employee director equity incentive plan, each eligible non-employee director receives, upon election, reelection or appointment to the Board of Directors, an award consisting of 1,800 shares of restricted stock multiplied by the number of years, including treating any partial year as a full year, in that non-employee director’s remaining term of service on the Board of Directors. In addition, each eligible non-employee director is granted a non-qualified stock option to purchase 4,500 shares of stock on the date of each regular annual meeting of stockholders at which the directors are to be elected. From 2003 to 2005, eligible non-employee directors were granted a non-qualified stock option to purchase 2,500 shares of stock on the date of each regular annual meeting of stockholders under a prior amendment to the director equity incentive plan.
        Non-qualified stock options are granted at an exercise price equal to the fair market value at the date of grant, become fully vested and exercisable one year from the date of grant and expire 10 years after the date of grant. Restrictions on restricted stock awards generally expire when the awards vest. Vesting occurs at the rate of 33½% per year beginning twelve months after the date of grant.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and non-employee director equity incentive plan is summarized below:

	Number	Weighted
	Of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 31, 2005	10,782	$72.86
Options granted	2,161	110.94
Options exercised	(1,198)	66.43
Options cancelled	(167)	87.86

Outstanding at June 30, 2006	11,578	80.40

Exercisable at June 30, 2006	6,798	73.38

        The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2006 was $49.6 million. Upon exercise, the Company generally issues shares from treasury.
        The following table summarizes stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
	Number	Average	Weighted	Aggregate	Number	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic	Exercisable	Average	Intrinsic
Range of	at 6/30/06	Contractual Life	Exercise	Value	at 6/30/06	Exercise	Value
Exercise Prices	(in thousands)	(in years)	Price	(in millions)	(in thousands)	Price	(in millions)
$ 12.75 - $ 51.00	754	2.4	$29.82	$58.4	754	$29.82	$58.4
$ 51.01 - $ 63.76	1,854	5.5	57.75	91.8	1,428	57.05	71.7
$ 63.77 - $ 76.51	2,936	7.2	69.50	110.8	1,603	67.05	64.5
$ 76.52 - $ 89.26	2,724	5.8	82.50	67.5	1,857	82.28	46.4
$ 89.27 - $114.76	2,735	7.9	109.43	—	583	105.20	1.2
$114.77 - $127.51	575	1.1	127.48	—	573	127.51	—
        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $107.26 as of June 30, 2006, which would have been received by the option holders had all the option holders exercised their options as of that date.
        The fair value of restricted shares is based on the market value of the Company’s shares on the date of grant. The following table summarizes the Company’s restricted share activity for the six month period ended June 30, 2006:

	Number	Weighted
	Of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Restricted share awards at December 31, 2005	189	$74.23
Shares granted	105	97.39
Shares vested	(24)	105.71
Shares cancelled	(6)	92.56

Restricted share awards at June 30, 2006	264	86.10

  Valuation and Expense Recognition of Share-Based Awards
        On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards. The Company adopted SFAS No. 123R using the modified prospective application method, under which prior periods are not retrospectively revised for comparative purposes. Accordingly, no compensation expense for stock options was recognized for the periods prior to January 1, 2006.
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended June 30, 2006 was $16.6 million, which consisted of compensation related to employee and director stock options of $11.3 million, employee and director restricted share awards of $3.0 million and $2.3 million related to stock

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the six month period ended June 30, 2006 was $31.9 million, which consisted of compensation related to employee and director stock options of $21.4 million, employee and director restricted share awards of $4.8 million and $5.7 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended June 24, 2005 was $3.4 million, which consisted of compensation related to employee and director restricted share awards of $1.3 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the six month period ended June 24, 2005 was $7.0 million, which consisted of compensation related to employee and director restricted share awards of $2.2 million and $4.8 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and six month periods ended June 24, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $6.0 million and $11.5 million for the three and six month periods ended June 30, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.2 million and $2.5 million for the three and six month periods ended June 24, 2005, respectively.
        The following table summarizes pre-tax share-based compensation recognized for stock option awards for the three and six month periods ended June 30, 2006 and June 24, 2005, respectively.

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
	(in millions)		(in millions)
Cost of sales	$0.7	$—	$1.4	$—
Selling, general and administrative expense	7.8	—	14.8	—
Research and development	2.8	—	5.2	—
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee and director stock options granted during the six month period ended June 30, 2006 was $35.65 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended
June 30,
2006
Expected volatility	30.04%
Risk-free interest rate	4.47%
Expected dividend yield	0.50%
Expected option life (in years)	4.75
        Upon adoption of SFAS No. 123R the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. Prior to the adoption of SFAS No. 123R, the Company used an estimated stock price volatility based on the Company’s five year historical average. The Company believes the current method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Share-based compensation expense under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest. An estimated annual forfeiture rate of 4.2% has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
        As of June 30, 2006, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $136.5 million, which is expected to be recognized over the 48 month period after June 30, 2006 (35 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2006.
        Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee and director stock options based on their intrinsic value on the date of grant pursuant to APB No. 25 and provided the pro forma disclosures required by SFAS No. 123. Because the Company has historically granted at-the-money stock options that have no intrinsic value upon grant, no expense was recorded for stock options prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123, compensation expense under the fair value method and the effect on net income and earnings per common share for the three and six month periods ended June 24, 2005 were as follows:

	Three months ended	Six months ended
	June 24,	June 24,
(in millions, except per share amounts)	2005	2005
Net earnings, as reported	$33.4	$113.3
Add stock-based compensation expense included in reported net earnings, net of tax	2.2	4.5
Deduct stock-based compensation expense determined under fair value based method, net of tax	(12.2)	(22.9)

Pro forma net earnings	$23.4	$94.9

Earnings per share:
As reported basic	$0.26	$0.87
As reported diluted	$0.25	$0.86
Pro forma basic	$0.18	$0.73
Pro forma diluted	$0.18	$0.72
        The fair value of stock options granted during the six month period ended June 24, 2005 were estimated at grant date using the following weighted average assumptions: expected volatility of 33.4%; risk-free interest rate of 3.76%; expected dividend yield of 0.50%; and expected life of five years.
        Pro forma amounts for the three and six month periods ended June 24, 2005 include a deduction of $1.8 million, net of tax ($0.01 pro forma basic and diluted earnings per share) due to the acceleration of the vesting of 1,159,626 premium priced stock options granted under the Allergan, Inc. 2001 Premium Priced Stock Option Plan.
8.    Employee Retirement and Other Benefit Plans
        The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Components of net periodic benefit cost for the three and six month periods ended June 30, 2006 and June 24, 2005, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Service cost	$5.7	$4.6	$0.7	$0.3
Interest cost	6.8	6.3	0.4	0.4
Expected return on plan assets	(8.1)	(7.0)	—	—
Amortization of prior service cost	—	—	(0.1)	—
Recognized net actuarial loss	3.3	2.5	—	—

Net periodic benefit cost	$7.7	$6.4	$1.0	$0.7

	Six months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Service cost	$11.4	$9.1	$1.5	$0.8
Interest cost	13.6	12.6	0.9	0.7
Expected return on plan assets	(16.2)	(14.0)	—	—
Amortization of prior service cost	—	—	(0.3)	(0.1)
Recognized net actuarial loss	6.5	4.9	—	—

Net periodic benefit cost	$15.3	$12.6	$2.1	$1.4

        In 2006, the Company expects to pay contributions of between $14.0 million and $16.0 million to its U.S. and non-U.S. pension plans and between $0.7 million and $0.8 million to its other postretirement plan.
9.     Litigation
        The following supplements and amends our discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s quarterly report on Form 10-Q for the period ended March 31, 2006.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
On remand, on June 2, 2006, the District Court ruled that the Defendants’ ANDA infringes U.S. Patent No. 5,110,493, which is owned by Syntex and licensed by Allergan, and that the patent is valid and enforceable. On June 2, 2006, the District Court further ruled that the effective date of any approval of the Defendants’ ANDA may not occur before the patent expires in 2009 and that the Defendants, and all persons and entities acting in concert with them, are enjoined from making any preparations to make, sell, or offer for sale ketorolac tromethamine ophthalmic solution 0.5% in the United States. On June 27, 2006, Apotex filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. Apotex has not received final approval from the FDA to market its generic product. On June 29, 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for July 21, 2006 was taken off calendar by the court and has not yet been rescheduled.
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
        In March 1999, the United Kingdom Medical Devices Agency, or MDA, announced the voluntary suspension of marketing and withdrawal of the Trilucent implant in the United Kingdom as a precautionary measure. The MDA did not identify any immediate hazard associated with the use of the product but stated that it sought the withdrawal because it had received “reports of local complications in a small number of women” who had received those implants, involving localized swelling. The same notice stated that there “has been no evidence of permanent injury or harm to general health” as a result of these implants. In March 1999, Collagen agreed with the U.K. National Health Service that, for a period of time, it would perform certain product surveillance with respect to U.K. patients implanted with the Trilucent implant and pay for explants for any U.K. women with confirmed Trilucent implant ruptures. Subsequently, LipoMatrix’s notified body in Europe suspended the product’s CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product. Subsequent to acquiring Collagen, Inamed elected to continue the voluntary program.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
        A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. To date, 64 women in Spain have commenced individual legal proceedings in court against Inamed, of which approximately 30 were still pending as of June 30, 2006. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling.
        As of June 30, 2006, Inamed has approximately $0.5 million of insurance coverage remaining under a settlement between Inamed and AISLIC, an AIG company, for the indemnification of non-U.S. Trilucent claims. In addition, at June 30, 2006, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $1.4 million and insurance of $0.5 million, or $0.9 million, net of insurance. There can be no assurances that future Trilucent-related liabilities will not exceed the current accruals and insurance coverage.
        In May 2002, Ernest Manders filed a lawsuit against Inamed and other defendants entitled “Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al.”, in the United States District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. Manders’ amended complaint seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. In February 2003, Inamed answered the complaint, denying its material allegations and counterclaiming against Manders for declarations of invalidly as well as noninfringement. Following fact discovery and expert discovery, Manders elected to limit his claim for infringement to twelve of the forty-six claims in his patent. In September 2004 and October 2004, the court held a Markman hearing on claim construction under the patent and in February 2006, the court issued its Memorandum Opinion on claim construction. The court held a status conference on April 21, 2006 and another status conference on May 5, 2006, at which time the court indicated that it would refer the case to a magistrate for mediation. On June 20, 2006, the parties participated in mediation but were unable to reach a settlement. The court is expected to schedule a status conference to discuss the pending motion for reconsideration of the court’s claim construction order and to set the remaining pretrial schedule, including expert discovery.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
11.     Product Warranties
        As a result of the Inamed acquisition, the Company assumed estimated liabilities of $15.4 million at the acquisition date for warranty programs for breast implant sales primarily in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet. The U.S. plan, in most cases, provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis. Substantially all of the product warranty liability arises from the U.S. warranty program. The Company does not currently offer any similar warranty program on any other product.
        The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2006:

Balance assumed at Inamed acquisition date	$15.4
Provision for warranties issued during the period	3.3
Settlements made during the period	(2.5)

Balance at June 30, 2006	$16.2

Current portion	$13.1
Non-current portion	3.1

Total	$16.2

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
12.     Earnings Per Share
        The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
(in millions, except per share amounts)	2006	2005	2006	2005
Net earnings (loss)	$74.2	$33.4	$(370.6)	$113.3

Weighted average number of shares issued	150.0	130.4	142.6	130.8
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.4	1.3	—	1.1
Dilutive effect of assumed conversion of convertible notes outstanding	0.9	0.5	—	0.5

Diluted shares	152.3	132.2	142.6	132.4

Earnings (loss) per share:
Basic	$0.49	$0.26	$(2.60)	$0.87

Diluted	$0.49	$0.25	$(2.60)	$0.86

        For the three month period ended June 30, 2006, options to purchase 3.4 million shares of common stock at exercise prices ranging from $75.29 to $127.51 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect from the repurchased shares calculated under the treasury stock method would be anti-dilutive. Stock options outstanding during the six month period ended June 30, 2006 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive. Options to purchase approximately 11.6 million shares of common stock at exercise prices ranging from $13.01 to $127.51 per share were outstanding as of June 30, 2006. Additionally, for the six month period ended June 30, 2006, the effect of approximately 1.7 million common shares related to the Company’s convertible subordinated notes was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13.     Comprehensive Income (Loss)
        The following table summarizes components of comprehensive income (loss) for the three and six month periods ended June 30, 2006, and June 24, 2005:

	Three months ended
(in millions)	June 30, 2006			June 24, 2005
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$10.3	$—	$10.3	$(0.8)	$—	$(0.8)
Unrealized holding gains on derivatives designated as cash flow hedges	0.1	—	0.1	—	—	—
Unrealized holding (loss)/gain on available-for-sale securities	(4.5)	1.8	(2.7)	0.8	(0.4)	0.4

Other comprehensive earnings (loss)	$5.9	$1.8	7.7	$—	$(0.4)	(0.4)

Net earnings			74.2			33.4

Total comprehensive income			$81.9			$33.0

	Six months ended
(in millions)	June 30, 2006			June 24, 2005
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	Amount	amount	or benefit	amount
Foreign currency translation adjustments	$13.8	$—	$13.8	$(4.1)	$—	$(4.1)
Unrealized holding gains on derivatives designated as cash flow hedges	12.7	(5.0)	7.7	—	—	—
Unrealized holding (loss)/gain on available-for-sale securities	(1.0)	0.4	(0.6)	0.5	(0.3)	0.2

Other comprehensive earnings (loss)	$25.5	$(4.6)	20.9	$(3.6)	$(0.3)	(3.9)

Net (loss) earnings			(370.6)			113.3

Total comprehensive (loss) income			$(349.7)			$109.4

14.     Business Segment Information
        Through the first fiscal quarter of 2006, the Company operated its business on the basis of a single reportable segment — specialty pharmaceuticals. Beginning with the second fiscal quarter of 2006, the Company operated its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices, due to the Inamed acquisition. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and BOTOX® for certain therapeutic and cosmetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery, dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
        The Company evaluates segment performance on a revenue and operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.
Operating Segments

(in millions)	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Product net sales:
Specialty pharmaceuticals	$658.7	$591.0	$1,273.9	$1,118.2
Medical devices	128.3	—	128.3	—

Total product net sales	787.0	591.0	1,402.2	1,118.2
Other corporate and indirect revenues	14.7	3.6	25.2	6.5

Total revenues	$801.7	$594.6	$1,427.4	$1,124.7

(in millions)	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Operating Income (Loss):
Specialty pharmaceuticals	$208.2	$185.5	$406.3	$363.2
Medical devices	51.9	—	51.9	—

Total segments	260.1	185.5	458.2	363.2
General and administrative expenses, other indirect costs and other adjustments	93.2	39.0	148.5	75.9
In-process research and development	16.5	—	579.3	—
Amortization of acquired intangible assets (a)	19.5	—	19.5	—
Restructuring charges	5.7	10.3	8.5	37.7

Total operating income (loss)	$125.2	$136.2	$(297.6)	$249.6

(a) Represents amortization of identifiable intangible assets related to the Inamed acquisition.
        Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The United States information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 67.2% and 67.0% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2006 and June 24, 2005, respectively, and 67.3% and 67.0% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2006 and June 24, 2005, respectively.
        Sales to McKesson Drug Company for the three month periods ended June 30, 2006 and June 24, 2005 were 12.6% and 12.4% of the Company’s total consolidated product net sales, respectively, and 14.2% and 13.4% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2006 and June 24, 2005, respectively. Sales to Cardinal Healthcare for the three month periods ended June 30, 2006 and June 24, 2005 were 12.0% and 14.5% of the Company’s total consolidated product net sales, respectively, and 13.2% and 14.0% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2006 and June 24, 2005, respectively. No other country or single customer generates over 10% of total product net sales. Other specialty pharmaceutical product net sales primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off.
        Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Net Sales by Product Line
(in millions)	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$379.2	$325.0	$741.1	$623.0
Botox®/Neuromodulators	248.4	212.5	471.4	388.8
Skin Care	31.1	30.4	61.4	60.2

	658.7	567.9	1,273.9	1,072.0
Other	—	23.1	—	46.2

Total specialty pharmaceuticals	658.7	591.0	1,273.9	1,118.2

Medical Devices:
Breast Aesthetics	64.6	—	64.6	—
Health	45.8	—	45.8	—
Fillers	17.9	—	17.9	—

Total medical devices	128.3	—	128.3	—

Total product net sales	$787.0	$591.0	$1,402.2	$1,118.2

Geographic Information

Product Net Sales
(in millions)	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
United States	$528.0	$374.4	$942.5	$706.1
Europe	149.9	105.1	262.2	202.0
Latin America	39.3	32.5	75.6	58.7
Asia Pacific	37.8	35.2	65.0	67.8
Other	30.4	22.2	54.3	41.0

	785.4	569.4	1,399.6	1,075.6
Manufacturing operations	1.6	21.6	2.6	42.6

Total product net sales	$787.0	$591.0	$1,402.2	$1,118.2

Long-Lived Assets
(in millions)	June 30,	December 31,
	2006	2005
United States	$3,028.1	$209.2
Europe	11.5	21.3
Latin America	18.3	18.0
Asia Pacific	1.7	2.0
Other	0.3	0.4

	3,059.9	250.9
Manufacturing operations	212.6	214.2
General corporate	214.4	204.9

Total	$3,486.9	$670.0

        Long-lived assets related to the Inamed acquisition are reflected in the United States balance above. The Company’s management has not completed its analysis of long-lived assets or assigned regional management responsibility for these assets. Once management responsibility is assigned, the assets will be reflected in their respective geographical locations.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.     Contingent Non-Income Taxes in Brazil
        The Company is currently involved in a longstanding administrative matter in Brazil related to the payment of certain sales taxes. This matter relates to a claim for tax credits taken by the Company for taxes previously paid that were determined to result from an illegal temporary increase in the applicable tax rate. Although the tax rate increase was ruled by the Brazilian Federal Supreme Court to be unconstitutional, the taxing authority has asserted that the Company does not have the ability to claim the credit for its own account rather than for the benefit of its customers who originally paid the tax to the Company upon purchasing the Company’s products. During the second fiscal quarter of 2006, the Company recorded an estimated liability for unpaid taxes, including interest and penalties, of approximately $4.8 million, which is recorded in “Other, net” in the accompanying unaudited condensed consolidated statement of operations. The Company currently intends to continue litigating the matter and expects that resolution may take several years.
16.     Notes Payable and Convertible Notes
        On April 12, 2006, the Company completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes). The 2026 Convertible Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and the 2016 Notes were sold in a private placement to qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S under the Securities Act of 1933.
        The 2026 Convertible Notes pay interest semi-annually at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible, at the holder’s option, at an initial conversion rate of 7.8952 shares per $1,000 principal amount of notes. In certain circumstances, the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, the Company will also deliver common stock or, at its election, a combination of cash and common stock for the conversion value in excess of the principal amount. The Company will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.
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
        During April 2006, the Company amended its committed long-term credit facility to provide for borrowings of up to $800 million through March 2011 and amended its commercial paper program to provide for borrowings of up to $600 million.
        During March 2006 and April 2006, holders of the Company’s zero coupon convertible senior notes due 2022 (2022 Notes) began to exercise the conversion feature of the 2022 Notes. In May 2006, the Company announced its intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, the Company was required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of Allergan common stock. The Company exercised its option to pay the remainder of the conversion value in shares of Allergan common stock. In connection with the conversion, Allergan paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 2.1

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
million shares of Allergan common stock for the remainder of the conversion value. In addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006, the Company paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006
        This financial review presents our operating results for the three and six month periods ended June 30, 2006 and June 24, 2005, and our financial condition at June 30, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2006 and our audited consolidated financial statements and related notes for the year ended December 31, 2005.
CRITICAL ACCOUNTING POLICIES
        We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results may differ materially from the estimates we use in applying our critical accounting policies.
  Revenue Recognition
        We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. A portion of our revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use. For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and we periodically review consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all implanted products. We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.9 million and $1.8 million at June 30, 2006 and December 31, 2005, respectively. Provisions for cash discounts deducted from consolidated sales in the three month periods ended June 30, 2006 and June 24, 2005 were $7.7 million and $6.5 million, respectively. Provisions for cash discounts deducted from consolidated sales in the six month periods ended June 30, 2006 and June 24, 2005 were $15.1 million and $12.4 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. We do not provide a right of return on our facial aesthetics product line. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at June 30, 2006 and December 31, 2005 were $14.9 million and $5.1 million, respectively. The increase in the allowance for sales returns at June 30, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Provisions for sales returns deducted from consolidated sales for the three month periods ended June 30, 2006 and June 24, 2005 were $50.3 million and $8.2 million, respectively. Provisions for sales returns deducted from consolidated sales for the six month periods ended June 30, 2006 and June 24, 2005 were $58.0 million and $13.2 million, respectively. The increase in the provisions for sales returns for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was due to the acquired Inamed medical device products, primarily breast implants, which have a significantly higher rate of return than our pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at June 30, 2006 and December 31, 2005 were $74.1 million and $71.9 million, respectively. The $2.2 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at June 30, 2006 compared to December 31, 2005, and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the three month periods ended June 30, 2006 and June 24, 2005 were $39.9 million and $41.7 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the six month periods ended June 30, 2006 and June 24, 2005 were $93.1 million and $87.9 million, respectively. The increase in the provision for sales rebates and other incentive programs during the first six months of 2006 compared to the first six months of 2005 is also primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebates and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales.
        Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $3 million to $4 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
        We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contracutal agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not culminated.
  Pensions
        We sponsor various pension plans in the United States and abroad in accordance with local laws and regulations. Our U.S. pension plans account for a large majority of our aggregate pension plans’ net periodic benefit costs and

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
projected benefit obligations. In connection with our pension plans, we use certain actuarial assumptions to determine the plans’ net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.
        Our assumption for the expected long-term rate of return on assets in our U.S. pension plans for determining the net periodic benefit cost is 8.25% for 2006, which is the same rate used for 2005. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in the rate of return on assets assumption would increase our expected 2006 U.S. pre-tax pension benefit cost by approximately $0.8 million.
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
  Share-Based Payments
        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.
        We adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method prior periods are not retrospectively revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended June 30, 2006 was $16.6 million, which consisted of compensation related to employee and director stock options of $11.3 million, employee and director restricted share awards of $3.0 million and $2.3 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the six month period ended June 30, 2006 was $31.9 million, which consisted of compensation related to employee and director stock options of $21.4 million, employee and director restricted share awards of $4.8 million

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
and $5.7 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended June 24, 2005 was $3.4 million, which consisted of compensation related to employee and director restricted share awards of $1.3 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the six month period ended June 24, 2005 was $7.0 million, which consisted of compensation related to employee and director restricted share awards of $2.2 million and $4.8 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and six month periods ended June 24, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $6.0 million and $11.5 million for the three and six month periods ended June 30, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.2 million and $2.5 million for the three and six month periods ended June 24, 2005, respectively.
        We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R we used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS No. 123R we changed our estimated volatility calculation to an equal weighting of our ten year historical average and the average implied volatility of at-the-money options traded in the open market. We believe the current method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
        We recognize share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, an estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the pro forma information required under SFAS No. 123 prior to January 1, 2006, we accounted for forfeitures as they occurred.
        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (APIC Pool) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
  Income Taxes
        Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development, or R&D, tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against our deferred tax assets were $43.1 million and $44.1 million at June 30, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at June 30, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States. This decrease in the amount of the valuation allowance was partially offset by an increase in valuation allowances due to the Inamed acquisition. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from our estimates.
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
        During the first six months of 2006, we reduced our estimated income taxes payable and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. Also during the first six months of 2006, we increased our estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, by $1.2 million and reduced our related provision for income taxes.
  Purchase Price Allocation
        The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. The purchase price for Inamed was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date (March 23, 2006). We engaged an independent third-party valuation firm to assist us in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
OPERATIONS
        Headquartered in Irvine, California, we are a technology-driven, global health care company that discovers, develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, medical aesthetics, medical dermatological, breast aesthetics, obesity intervention and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetic-related pharmaceuticals, and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the counter products that are sold in more than 100 countries around the world. We employ approximately 6,575 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
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
        Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Beginning with the second fiscal quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices, due to the Inamed acquisition.
        Management evaluates its business segments and various global product portfolios on a revenue basis, which is presented below. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported amounts, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported amounts. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2006 and June 24, 2005:

	Three months ended
	June 30,	June 24,	Change in Net Product Sales			Percent Change in Net Product Sales
(in millions)	2006	2005	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$379.2	$325.0	$54.2	$52.6	$1.6	16.7%	16.2%	0.5%
Botox/Neuromodulator	248.4	212.5	35.9	34.5	1.4	16.9%	16.2%	0.7%
Skin Care	31.1	30.4	0.7	0.7	—	2.3%	2.3%	—%

Subtotal Pharmaceuticals	658.7	567.9	90.8	87.8	3.0	16.0%	15.5%	0.5%
Other*	—	23.1	(23.1)	(23.1)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	658.7	591.0	67.7	64.7	3.0	11.5%	11.0%	0.5%
Medical Devices:
Breast Aesthetics	64.6	—	64.6	64.6	—	—%	—%	—%
Health	45.8	—	45.8	45.8	—	—%	—%	—%
Fillers	17.9	—	17.9	17.9	—	—%	—%	—%

Total Medical Devices	128.3	—	128.3	128.3	—	—%	—%	—%

Total net product sales	$787.0	$591.0	$196.0	$193.0	$3.0	33.2%	32.7%	0.5%

Domestic net product sales	67.2%	67.0%
International net product sales	32.8%	33.0%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$70.2	$64.3	$5.9	$5.6	$0.3	9.2%	8.8%	0.4%
Lumigan	81.7	61.5	20.2	19.9	0.3	32.7%	32.2%	0.5%
Other Glaucoma	4.2	4.4	(0.2)	(0.3)	0.1	(4.4)%	(5.6)%	1.2%
Restasis	65.6	46.3	19.3	19.3	—	41.8%	41.8%	—%

	Six months ended
	June 30,	June 24,	Change in Net Product Sales			Percent Change in Net Product Sales
(in millions)	2006	2005	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$741.1	$623.0	$118.1	$119.6	$(1.5)	19.0%	19.2%	(0.2)%
Botox/Neuromodulator	471.4	388.8	82.6	82.9	(0.3)	21.2%	21.3%	(0.1)%
Skin Care	61.4	60.2	1.2	1.2	—	2.0%	2.0%	—%

Subtotal Pharmaceuticals	1,273.9	1,072.0	201.9	203.7	(1.8)	18.8%	19.0%	(0.2)%
Other*	—	46.2	(46.2)	(46.2)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	1,273.9	1,118.2	155.7	157.5	(1.8)	13.9%	14.1%	(0.2)%
Medical Devices:
Breast Aesthetics	64.6	—	64.6	64.6	—	—%	—%	—%
Health	45.8	—	45.8	45.8	—	—%	—%	—%
Fillers	17.9	—	17.9	17.9	—	—%	—%	—%

Total Medical Devices	128.3	—	128.3	128.3	—	—%	—%	—%

Total net product sales	$1,402.2	$1,118.2	$284.0	$285.8	$(1.8)	25.4%	25.6%	(0.2)%

Domestic net product sales	67.3%	67.0%
International net product sales	32.7%	33.0%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$141.2	$131.0	$10.2	$10.8	$(0.6)	7.8%	8.3%	(0.5)%
Lumigan	154.5	123.5	31.0	31.9	(0.9)	25.1%	25.8%	(0.7)%
Other Glaucoma	8.6	9.0	(0.4)	(0.3)	(0.1)	(4.1)%	(3.3)%	(0.8)%
Restasis	131.7	83.6	48.1	48.0	0.1	57.5%	57.4%	0.1%
* Other specialty pharmaceuticals sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement, entered into as part of the June 2002 AMO spin-off, that terminated as scheduled in June 2005.
        Management also evaluates segment performance on an operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to segments for performance assessment by our chief operating decision maker. Other adjustments excluded from segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        The following table presents operating income (loss) for each reportable segment for the three and six month periods ended June 30, 2006 and June 24, 2005 and a reconciliation of our segments operating income to consolidated operating income (loss):

(in millions)	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Operating Income (Loss):
Specialty pharmaceuticals	$208.2	$185.5	$406.3	$363.2
Medical devices	51.9	—	51.9	—

Total segments	260.1	185.5	458.2	363.2
General and administrative expenses, other indirect costs and other adjustments	93.2	39.0	148.5	75.9
In-process research and development	16.5	—	579.3	—
Amortization of acquired intangible assets (a)	19.5	—	19.5	—
Restructuring charges	5.7	10.3	8.5	37.7

Total operating income (loss)	$125.2	$136.2	$(297.6)	$249.6

(a) Represents amortization of identifiable intangible assets related to the Inamed acquisition.
        Product net sales. The $196.0 million increase in product net sales in the second quarter of 2006 compared to the second quarter of 2005 primarily resulted from $128.3 million of medical device segment product net sales following the Inamed acquisition and an increase of $67.7 million in our specialty pharmaceuticals product net sales. The increase in specialty pharmaceutical product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines, partially offset by a decrease in other specialty pharmaceutical sales.
        Eye care pharmaceuticals sales increased in the second quarter of 2006 compared to the second quarter of 2005 primarily because of strong growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Zymar®, a newer anti-infective, an increase in sales of Combigan™, and an increase in new product sales of Alphagan® P 0.1%, our recently introduced next generation of Alphagan® for the treatment of glaucoma that was launched in the United States in the first quarter of 2006. This increase in sales was partially offset by a decrease in sales of Acular®, our older generation anti-inflammatory, and lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand, the small cannibalization effect from our newly launched Alphagan® P 0.1% product and the negative effect of generic Alphagan® competition in the second quarter of 2006, compared to the second quarter of 2005. We continue to believe that generic formulations of Alphagan® will have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceutical sales was due to a shift in mix to a higher percentage of higher priced products and volume changes. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to nine percent, effective January 22, 2006. We increased the published U.S. list price for Lumigan® by five percent, Restasis® by seven percent, Alphagan® P 0.15% by five percent and Zymar® by seven percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At June 30, 2006, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
        Botox® sales increased in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of strong growth in demand in the United States and international markets for both therapeutic and cosmetic use. Effective January 1, 2006, we increased the published price for Botox® and Botox® Cosmetic in the United States by

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2006, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for cosmetic use in Europe, especially in the U.K., and to a lesser degree, France, Spain and Italy, as well as a strong increase in sales of Botox® in smaller distributor markets serviced by our European export sales group. This increase in international Botox® sales was partially offset by a decrease in international sales of Botox® for therapeutic use, primarily in Japan, where we recently shifted to a third party license and distribution business model as a result of our long-term agreement with GlaxoSmithKline, and in Europe. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
        Skin care sales increased slightly in the second quarter of 2006 compared to the second quarter of 2005 primarily due to higher sales of Tazorac®, Zorac® and Avage®. Net sales of Tazorac®, Zorac® and Avage® increased $0.8 million, or 3.7%, to $22.4 million in the second quarter of 2006, compared to $21.6 million in the second quarter of 2005. The increase in sales of Tazorac® and Avage® resulted primarily from our increasing the published U.S. list price for these products by nine percent effective January 14, 2006.
        Foreign currency changes increased product net sales by $3.0 million in the second quarter of 2006 compared to the second quarter of 2005, primarily due to the strengthening of the Canadian dollar and Brazilian real, partially offset by the weakening of the euro, British pound, Australian dollar and other Latin American currencies compared to the U.S. dollar.
        The $284.0 million increase in product net sales in the first six months of 2006 compared to the same period of 2005 primarily resulted from the same factors discussed above with respect to the second quarter of 2006 product net sales increase.
        Product net sales from the acquired Inamed medical device products were $128.3 million in the first six months of 2006. In addition, net sales of Tazorac®, Zorac® and Avage® increased $2.6 million, or 6.3%, to $44.0 million in the first six months of 2006 compared to $41.4 million in the first six months of 2005.
        Foreign currency changes decreased product net sales by $1.8 million in the first six months of 2006 compared to the same period of 2005, primarily due to the weakening of the euro, British pound and Australian dollar, partially offset by the strengthening of the Brazilian real, Canadian dollar and other Latin American currencies compared to the U.S. dollar.
        The increase in the percentage of U.S. sales as a percentage of total product net sales during the second quarter and first six months of 2006 compared to the same periods in 2005 was primarily attributable to an increase in U.S. Botox® and eye care pharmaceuticals sales as a percentage of total product net sales, partially offset by the impact of sales of medical device products, which have a lower percentage of U.S. sales as a percentage of total product net sales compared to our pharmaceutical products.
        Other revenues. Other revenues increased $11.1 million to $14.7 million in the second quarter of 2006 compared to $3.6 million in the second quarter of 2005. In the second quarter of 2006, other revenues include $6.0 million of royalty income earned primarily from sales of Botox® in Japan by GlaxoSmithKline under a license agreement and sales of over-the-counter skin care products by a licensee in the United States. Other revenues in the second quarter of 2006 also include $8.7 million of reimbursement income, earned primarily from services provided in connection with contractual agreements related to the development and promotion of Botox® in Japan and China and the co-promotion of GlaxoSmithKline’s products Imitrex STATdose System® and Amerge® in the United States to neurologists, the development of Posurdex® for the ophthalmic specialty market in Japan, and services performed under a co-promotion agreement for a third-party skin care product.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        Other revenues increased $18.7 million to $25.2 million in the first six months of 2006 compared to $6.5 million in the first six months of 2005. In the six month period ended June 30, 2006, other revenues include $8.6 million of royalty income earned primarily from sales of Botox® in Japan by GlaxoSmithKline and $16.6 million of reimbursement income.
        Cost of sales. Our cost of sales as a percentage of product net sales for the second quarter of 2006 was 21.4%, which represents a 3.3 percentage point increase from our cost of sales percentage of 18.1% for the second quarter of 2005. Our cost of sales percentage increased in the second quarter of 2006 compared to the second quarter of 2005, primarily as a result of sales of the acquired Inamed medical device products, which have a higher cost of sales percentage than our pharmaceutical sales and an incremental cost of sales of $24.0 million associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, partially offset by the $23.1 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which had a significantly higher cost of sales percentage than our pharmaceutical sales, and an increase in the mix of total domestic U.S. sales as a percentage of total product net sales. Sales in the United States of our pharmaceutical products generally have a lower cost of sales percentage than our international sales. Cost of sales in dollars increased in the second quarter of 2006 compared to the second quarter of 2005 by $61.0 million, or 56.9%, primarily as a result of the 33.2% increase in sales and increase in the mix of medical device product net sales.
        Our cost of sales percentage for the six months ended June 30, 2006 was 18.9% of product net sales, which represents a 1.0 percentage point increase from our cost of sales percentage of 17.9% for the six months ended June 24, 2005. Cost of sales in dollars increased in the first six months of 2006 compared to the first six months of 2005 by $65.4 million, or 32.7%. Our cost of sales percentage and cost of sales in dollars increased in the first six months of 2006 compared to the first six months of 2005 primarily due to the same factors discussed above with respect to the second quarter of 2006 increase in cost of sales percentage and dollars. Cost of sales for the six month period ended June 30, 2006 included an incremental cost of $24.0 million associated with the Inamed purchase accounting fair-market value inventory adjustment rollout.
        Selling, general and administrative. Selling, general and administrative expenses were $337.5 million, or 42.9% of product net sales, in the second quarter of 2006 compared to $245.1 million, or 41.5% of product net sales, in the second quarter of 2005. The increase in selling, general and administrative expense dollars in the second quarter of 2006 compared to the second quarter of 2005 primarily resulted from the Inamed acquisition, an increase in selling expenses and marketing expenses, principally personnel costs driven by an expansion of our Botox® and glaucoma products sales forces, supporting the increase in consolidated product sales, especially for Restasis®, Lumigan®, Botox® and Botox® Cosmetic, and co-promotion costs related to our agreement with GlaxoSmithKline, or GSK, to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States, an increase in employee bonus incentive compensation costs, $4.7 million of integration and transition costs related to the Inamed acquisition and an additional $7.8 million in costs associated with stock option expensing in the second quarter of 2006. The increase in selling, general and administrative expenses also resulted from an increase in legal costs related to various patent and trademark infringement lawsuits and general corporate legal matters, and higher other general and administrative expenses. As a percentage of product net sales, selling, general and administrative expenses increased in the second quarter of 2006 compared to the second quarter of 2005, due primarily to higher selling expenses and general and administrative costs, partially offset by lower promotion expenses as a percentage of product net sales.
        Selling, general and administrative expenses for the first six months of 2006 were $611.4 million, or 43.6% of product net sales, compared to $458.1 million or 41.0% of product net sales, in the comparable 2005 period. The increase in selling, general and administrative expense dollars in the first six months of 2006 compared to the first six months of 2005 primarily resulted from the same factors discussed above with respect to the second quarter of 2006 increase in selling, general and administrative expense dollars, as well as an increase in promotion costs primarily associated with direct-to-consumer advertising in the United States for Restasis®, Botox® Cosmetic and the hyperhidrosis indication for Botox®. Integration and transition costs related to the Inamed acquisition totaled $9.7

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
million and additional costs associated with stock option expensing totaled $14.8 million in the first six months of 2006. Selling, general and administrative expenses also increased due to a $4.4 million increase in transition related and duplicate operating expenses associated with the restructuring and streamlining of our European operations, including a loss of $3.4 million on the sale of our Mougins, France facility. As a percentage of product net sales, selling, general and administrative expenses increased in the first six months of 2006 compared to the first six months of 2005 primarily as a result of the same factors discussed above with respect to the second quarter of 2006.
        Research and development. Research and development expenses were $140.3 million, or 17.8% of product net sales, in the second quarter of 2006 compared to $90.7 million, or 15.3% of product net sales, in the second quarter of 2005. In the second quarter of 2006, research and development expenses include a charge of $16.5 million, which represents an adjustment to the estimated value of acquired in-process research and development assets related to the Inamed acquisition. The amount of in-process research and development expenses represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date (March 23, 2006), had not reached technical feasibility and had no alternative future uses in their current state. Excluding the effect of the $16.5 million in-process research and development charge in the second quarter of 2006, research and development spending increased by $33.1 million to $123.8 million, or 15.7% of product net sales, compared to $90.7 million, or 15.3% of product net sales, in the second quarter of 2005. Research and development spending increased in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of the acquired in-process research and development assets related to the Inamed acquisition and higher rates of investment in our eye care pharmaceuticals and Botox® product lines, partially offset by a decline in spending for our skin care product line, increased spending for new pharmaceutical technologies, the addition of expenses associated with the acquired Inamed medical devices and $2.8 million of additional costs associated with stock option expensing. Spending increases in the second quarter of 2006 compared to the second quarter of 2005 were primarily driven by an increase in clinical trial costs associated with our Posurdex® technology and certain Botox® indications for overactive bladder, migraine headache and benign prostatic hypertrophy.
        For the six month period ended June 30, 2006, research and development expenses were $809.7 million, or 57.7% of product net sales, compared to $172.0 million, or 15.4% of product net sales, in the comparable 2005 period. For the six month period ended June 30, 2006, research and development expenses include a charge of $579.3 million for in-process research and development assets related to the Inamed acquisition. Excluding the effect of the $579.3 million in-process research and development charge in the first six months of 2006, research and development spending increased by $58.4 million to $230.4 million, or 16.4% of product net sales, compared to $172.0 million, or 15.4% of product net sales, in the comparable 2005 period. Research and development spending increased in the first six months of 2006 compared to the first six months of 2005 primarily as a result of the same factors discussed above with respect to the second quarter of 2006.
        Amortization of acquired intangible assets. Amortization of acquired intangible assets increased $19.7 million in the second quarter of 2006 to $24.8 million from $5.1 million in the second quarter of 2005. This increase is primarily due to $19.5 million of amortization of intangible assets related to the Inamed acquisition. Amortization of intangible assets increased $22.7 million in the six month period ended June 30, 2006 to $29.9 million from $7.2 million in the six month period ended June 24, 2005. This increase is primarily due to $19.5 million of amortization of intangible assets related to the Inamed acquisition and increased amortization of licensing intangible assets associated with a royalty buy-out agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease.
        Restructuring charges. Restructuring charges decreased $4.6 million in the second quarter of 2006 to $5.7 million from $10.3 million in the second quarter of 2005. The decrease in restructuring charges in the second quarter of 2006 is due primarily to a reduction in restructuring charges related to the streamlining of our European operations, partially offset by restructuring charges related to our Inamed operations. Restructuring charges decreased $29.2 million in the six month period ended June 30, 2006, to $8.5 million from $37.7 million in the six

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
month period ended June 24, 2005. The decrease in restructuring charges in the six month period ended June 30, 2006 is primarily a result of the same factors discussed above with regard to the second quarter of 2006 and a decrease in restructuring charges related to the termination of our manufacturing and supply agreement with Advanced Medical Optics.
        Restructuring and Integration of Inamed Operations
        In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge Inamed’s operations with our operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involve eliminating certain general and administrative positions, moving key commercial Inamed functions to our locations around the world, integrating Inamed’s distributor operations with our existing distribution network and integrating Inamed’s information systems with our information systems.
        We have incurred, and anticipate that we will continue to incur, restructuring charges and charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the restructuring. We currently estimate that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $63.0 million and $78.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems.
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 53 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.
        Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. We began to record these costs in the second quarter of 2006 and expect to continue to incur them up through and including the fourth quarter of 2007.
        We also expect to pay an additional amount of approximately $10.0 million to $25.0 million for taxes related to intercompany transfers of trade businesses and net assets, which will be capitalized and amortized over the expected lives of the underlying assets.
        As of June 30, 2006, we have recorded cumulative pre-tax restructuring charges of $1.7 million, primarily consisting of employee severance, one-time termination benefits, employee relocation and other costs related to the restructuring of the Inamed operations.
        During the first six months of 2006, we also recorded $10.4 million of integration and transition costs associated with the Inamed integration. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs for the six month period ended June 30, 2006 consisted of $0.5 million in cost of sales, $9.7 million in selling, general and administrative expenses and $0.2 million in research and development expenses.
        Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, we entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote our Botox® product in Japan and China. Under the terms of this agreement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, we initiated a plan

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
in October 2005 to restructure and streamline our operations in Japan. As of June 30, 2006, we substantially completed the restructuring activities and recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in the six month period ended June 30, 2006).
        Restructuring and Streamlining of European Operations
        Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European research and development and commercial activities. Specifically, the restructuring involved moving key European research and development and select commercial functions from our Mougins, France and other European locations to our Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and streamlining functions in our European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
        As of June 30, 2006, the cumulative European restructuring charges were $35.0 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. Additionally, we have incurred cumulative transition/duplicate operating expenses of $11.5 million as of June 30, 2006. Transition expenses relate primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees. We expect to record an additional $1.0 million to $4.0 million in pre-tax restructuring charges and less than $1.0 million of transition/duplicate operating expenses over the remaining transition period, which we expect to be completed by the end of our third fiscal quarter of 2006.
        During the three and six month periods ended June 30, 2006, we recorded $3.2 million and $6.1 million, respectively of restructuring charges related to our European operations. For the three month period ended June 30, 2006, we recorded $0.6 million of transition/duplicate operating expenses, consisting of $0.4 million in selling, general and administrative expenses and $0.2 million in research and development expenses. For the six month period ended June 30, 2006, we recorded $2.5 million of transition/duplicate operating expenses, consisting of $2.1 million in selling, general and administrative expenses and $0.4 million in research and development expenses. Additionally, during the six month period ended June 30, 2006, we recorded a $3.4 million loss related to the sale of our Mougins, France facility, which was included in selling, general and administrative expenses.
        The following table presents the cumulative restructuring activities related to the European operations through June 30, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the six month period ended June 30, 2006	2.3	3.8	6.1
Spending	(8.5)	(0.4)	(8.9)

Balance at June 30, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$9.0	$3.4	$12.4

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
        In October 2004, our Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of our manufacturing and supply agreement with Advanced Medical Optics (AMO), which we spun-off in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the scheduled termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
        As of June 30, 2006, we substantially completed all activities related to the termination of the manufacturing and supply agreement and recorded cumulative pre-tax restructuring charges of $22.7 million ($7.1 million in 2004, $14.5 million in 2005 and $1.1 million in 2006). We expect to record additional pre-tax restructuring charges of less than $1.0 million in the aggregate during the third and fourth quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
        Operating income (loss). Our consolidated operating income in the second quarter of 2006 was $125.2 million compared to consolidated operating income of $136.2 million in the second quarter of 2005. The $11.0 million decrease in consolidated operating income was due primarily to the $61.0 million increase in cost of sales, $49.6 million increase in research and development expenses, including the in-process research and development charge of $16.5 million, $92.4 million increase in selling, general and administrative expenses and $19.7 million increase in amortization of acquired intangible assets, partially offset by the $207.1 million increase in total revenues and $4.6 million decrease in restructuring charges.
        Our specialty pharmaceutical segment operating income in the second quarter of 2006 was $208.2 million compared to operating income of $185.5 million for the second quarter of 2005. The $22.7 million increase in specialty pharmaceutical segment operating income was due primarily to an increase in product net sales of our eye care pharmaceutical and Botox® product lines, partially offset by increases in cost of sales and selling and marketing expenses, primarily due to increased personnel costs, for specialty pharmaceutical products.
        The increase in our medical device segment operating income of $51.9 million for the three month period ended June 30, 2006 was due to the Inamed acquisition.
        Our consolidated operating loss in the first six months of 2006 was $297.6 million compared to consolidated operating income of $249.6 million for the first six months of 2005. The $547.2 million decrease in consolidated operating income was due primarily to the $65.4 million increase in cost of sales, $637.7 million increase in research and development expenses, including the in-process research and development charge of $579.3 million, $153.3 million increase in selling, general and administrative expenses and $22.7 million increase in amortization of acquired intangible assets, partially offset by the $302.7 million increase in total revenues and $29.2 million decrease in restructuring charges.
        Our specialty pharmaceutical segment operating income for the six month period ended June 30, 2006 was $406.3 million compared to operating income of $363.2 million for the six month period ended June 24, 2005. The $43.1 million increase in specialty pharmaceutical segment operating income was due primarily to same reasons discussed in the analysis of the second quarter of 2006.
        The increase in our medical device segment operating income of $51.9 million for the six month period ended June 30, 2006 was due to the Inamed acquisition.
        Non-operating income (expense). Total net non-operating expenses in the second quarter of 2006 were $12.9 million compared to net non-operating income of $1.9 million in the second quarter of 2005. Interest income in the

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
second quarter of 2006 was $12.3 million compared to interest income of $6.1 million in the second quarter of 2005. The increase in interest income in the second quarter of 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $45 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.65% in the second quarter of 2006 compared to the same period in 2005. Interest expense increased $15.9 million to $20.5 million in the second quarter of 2006 compared to $4.6 million in the second quarter of 2005, primarily due to an increase in borrowings to fund part of the cash portion of the Inamed purchase price and the write-off of unamortized debt origination fees of $3.2 million due to the redemption of our zero coupon convertible senior notes due 2022.
        We recorded a net unrealized loss on derivative instruments of $0.2 million in the second quarter of 2006 compared to a net unrealized gain of $1.1 million in the second quarter of 2005. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. Other, net expense was $4.5 million in the second quarter of 2006 compared to Other, net expense of $0.7 million in the second quarter of 2005. In the second quarter of 2006, Other, net includes $4.8 million of accrued costs for a previously disclosed contingency involving non-income taxes in Brazil. In the second quarter of 2005, Other, net includes net realized losses from foreign currency transactions of $0.8 million.
        Total net non-operating expenses in the first six months of 2006 were $13.2 million compared to net non-operating income of $7.5 million in the first six months of 2005. Interest income in the first six months of 2006 was $21.5 million compared to interest income of $11.6 million in the first six months of 2005. The increase in interest income in the first six months of 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $250 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.76% in the first six months of 2006 compared to the same period in 2005. This increase in interest income was partially offset by a $4.9 million reversal of previously recognized estimated statutory interest income related to a matter involving the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest expense increased $19.2 million to $28.3 million in the first six months of 2006 compared to $9.1 million in the first six months of 2005, primarily due to an increase in borrowings to fund part of the cash portion of the Inamed purchase price and the write-off of unamortized debt origination fees of $4.4 million due to the redemption of our zero coupon convertible senior notes due 2022, partially offset by a $0.6 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues.
        During the first six months of 2006, we recorded a net unrealized loss on derivative instruments of $1.2 million compared to a net unrealized gain of $1.2 million in the same period of 2005. Other, net expense was $5.2 million in the first six months of 2006 compared to Other, net income of $3.8 million in the same period of 2005. In the first six months of 2006, Other, net includes $4.8 million of accrued costs for a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $1.1 million. In the first six months of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $0.4 million.
        Income taxes. Our effective tax rate for the second quarter of 2006 was 33.7%. Included in our operating income in the second quarter of 2006 are pre-tax charges of $16.5 million for in-process research and development associated with our Inamed acquisition. We did not record any income tax benefit for the in-process research and development charges. Excluding the impact of the $16.5 million of in-process research and development charges, our adjusted effective tax rate for the second quarter of 2006 was 29.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        Our effective tax rate for the first six months of 2006 was 19.2%. Included in our operating loss in the first six months of 2006 are pre-tax charges of $579.3 million for in-process research and development associated with our Inamed acquisition. Included in the provision for income taxes in the first six months of 2006 is a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, and a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Excluding the impact of the $579.3 million of in-process research and development charges, the $14.5 million reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues and the $1.2 million additional income tax benefit for previously paid state income taxes which became recoverable, our adjusted effective tax rate for the first six months of 2006 was 28.1%.
        Our effective tax rates for the second quarter and the first six months of 2005 were 75.4% and 55.7%, respectively, our full year 2005 effective tax rate was 32.1% and our full year 2005 adjusted effective tax rate was 27.5%. Included in our operating income in fiscal year 2005 are pre-tax restructuring charges of $43.8 million, transition/duplicate operating expenses associated with the European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition/duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India and $0.6 million on the gain on sale of assets used primarily for contract manufacturing. Included in the provision for income taxes in 2005 is an estimated $29.9 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in 2005 is an estimated provision of $19.7 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. Also included in the provision for income taxes in 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $24.1 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the Internal Revenue Service in the United States during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 AMO spin-off and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
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

        The increase in our adjusted effective tax rate to 28.1% in the first six months of 2006 compared to our full year 2005 adjusted effective tax rate of 27.5% is primarily due to the negative impact from the expiration of federal research and development tax credits in the United States beginning in 2006 and an increase in the mix of our earnings in higher tax rate jurisdictions, which includes nine months of estimated operating results from our Inamed acquisition, which generally has a higher effective tax rate than our pharmaceutical operations. The increase in our adjusted effective tax rate in the first six months of 2006 compared to our full year 2005 adjusted effective tax rate was partially offset by the estimated beneficial tax rate effects from increased U.S. deductions for interest expense associated with the Inamed acquisition and stock option compensation expense. Our estimated adjusted effective tax rate of 28.1% in the first six months of 2006 increased 1.2 percentage points compared to our previously disclosed adjusted effective tax rate of 26.9% in the first quarter of 2006. This increase is due primarily to a change in our estimate of the acquired Inamed operations’ annual effective tax rate, which we now estimate to be higher than previously calculated at the end of the first quarter of 2006.
        Net earnings (loss). Our net earnings in the second quarter of 2006 were $74.2 million compared to net earnings of $33.4 million for the second quarter of 2005. The $40.8 million increase in net earnings in the second quarter of 2006 compared to the second quarter of 2005 was primarily the result of the decrease in the provision for income taxes of $66.3 million, partially offset by a decrease in operating income of $11.0 million and the increase in total net non-operating expense of $14.8 million.
        Our net loss in the first six months of 2006 was $370.6 million compared to net earnings of $113.3 million for the first six months of 2005. The $483.9 million decrease in net earnings in the first six months of 2006 compared to the first six months of 2005 was primarily the result of the decrease in operating income of $547.2 million and the increase in total net non-operating expense of $20.7 million, partially offset by the decrease in the provision for income taxes of $83.6 million.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
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
        Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the six month period ended June 30, 2006 was $322.3 million compared to cash provided of $215.5 million for the six month period ended June 24, 2005. The increase in net cash provided by operating activities of $106.8 million was primarily due to an increase in earnings, including the effect of non-cash items, partially offset by a net $5.8 million use of cash to fund changes in operating assets and liabilities, primarily for income taxes payable and accounts payable. In the first six months of 2006 and 2005, we paid pension contributions of $5.0 million and $3.5 million, respectively, to our U.S. defined benefit pension plan. In 2006, we currently expect to pay contributions of between $14.0 million and $16.0 million for our U.S. and non-U.S. pension plans.
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
        Net cash used in investing activities in the first six months of 2006 was $1,394.1 million. Net cash used in investing activities in the first six months of 2005 was $125.1 million. The increase in cash used in investing activities is primarily due to the Inamed acquisition. The cash portion of the Inamed purchase price was $1,328.3 million, net of cash acquired. Additionally, we invested $49.3 million in new facilities and equipment during the six month period ended June 30, 2006 compared to $20.4 million during the same period in 2005. During the first six months of 2006, we purchased additional real property, composed of two office buildings, contiguous to our main facility in Irvine, California, and we capitalized as intangible assets total approval milestone fees of $11.0 million related to the approval of the Juvéderm™ dermal filler gel family of products in the United States and Australia. In the first six months of 2005, we paid $110.0 million in connection with a certain royalty buy-out agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations. Net cash used in investing activities also includes $9.0 million and $6.9 million to acquire software during the six month periods ended June 30, 2006 and June 24, 2005, respectively. We currently expect to invest between $80 million and $90 million in capital expenditures for administrative and manufacturing facilities and other property, plant and equipment during 2006.
        Net cash provided by financing activities was $666.9 million in the first six months of 2006 compared to net cash used in financing activities of $113.0 million in the first six months of 2005. In order to fund part of the cash portion of the Inamed purchase price, we borrowed $825.0 million on our bridge credit facility. On April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these issuances to repay all borrowings under the bridge credit facility. Additionally, we received $79.0 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $15.0 million in excess tax benefits

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
from share-based compensation. These amounts were partially offset by net repayments of notes payable of $110.5 million, cash payments of $19.3 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our zero coupon convertible senior notes due 2022, or 2022 Notes, of $521.9 million, repurchase of approximately 2.9 million shares of our common stock for approximately $307.8 million and $28.3 million in dividends paid to stockholders. During the first six months of 2005, we repurchased $94.3 million of treasury stock, paid $26.1 million in dividends to stockholders and had net repayments of notes payable of $8.6 million. This use of cash was partially offset by $16.0 million received from the sale of stock to employees. Effective August 2, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on September 12, 2006 to stockholders of record on August 18, 2006. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of June 30, 2006, we held approximately 3.0 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.
        The 2026 Convertible Notes pay interest semi-annually at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 7.8952 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.
        The 2016 Notes were sold at 99.717% of par value and will pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by us.
        At June 30, 2006, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $800 million through March 2011. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $7.0 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2006. As of June 30, 2006, we had $59.0 million in borrowings under our committed long-term credit facility, $58.0 million in borrowings outstanding under the medium term note program and no borrowings under our commercial paper program.
        On March 23, 2006, we completed the Inamed acquisition. The acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, and subsequently amended as of March 11, 2006, by and among us, our wholly-owned subsidiary Banner Acquisition, Inc., and Inamed and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of our common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of our common stock. In the exchange offer we paid approximately $1.31 billion in cash and issued 16,194,051 shares of common stock through Banner Acquisition,

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of our common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as our wholly-owned subsidiary. As a final step in the plan of reorganization, we merged Inamed into Inamed, LLC, our wholly-owned subsidiary. The consideration paid in the merger does not include shares of common stock and cash that were paid to option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of our common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, we issued 237,066 shares of common stock and paid $17.9 million in cash to satisfy this obligation to the option holders. We funded part of the cash portion of the purchase price by borrowing $825 million under our $1.1 billion bridge credit facility. In April 2006 we used the proceeds from the issuance of the 2016 Notes to repay borrowings under the bridge credit facility. Also, we subsequently terminated the bridge credit facility in April 2006.
        During March 2006 and April 2006, holders of our 2022 Notes began to exercise the conversion feature of the notes. In May 2006, we announced our intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, we were required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of our common stock. We exercised our option to pay the remainder of the conversion value in shares of our common stock. In connection with the conversion, we paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 2.1 million shares of our common stock for the remainder of the conversion value. In addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006 we paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.
        A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. As of December 31, 2005, we had approximately $299.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.
        In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. As of June 30, 2006, we recorded cumulative pre-tax restructuring and integration charges of $12.1 million. We expect to record an additional $51.0 million to $66.0 million in total pretax restructuring and integration charges related to the Inamed restructuring plan up through and including the fourth fiscal quarter of 2007. We also expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems, and pay an additional amount of approximately $10.0 million to $25.0 million for taxes related to intercompany transfers of trade businesses and net assets.
        As of June 30, 2006, we substantially completed the restructuring activities of our operations in Japan and recorded cumulative pre-tax restructuring charges of $1.9 million.
        As of June 30, 2006, we have recorded cumulative pre-tax restructuring charges of $35.0 million and transition/duplicate operating expenses of $11.5 million related to the restructuring of our European operations. We expect to record an additional $1.0 million to $4.0 million in pre-tax restructuring charges and less than $1.0 million of transition/duplicate operating expenses over the remaining transition period, which we expect to be completed by the end of our third fiscal quarter of 2006.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 (Continued)
        Our manufacturing and supply agreement with AMO terminated as scheduled in June 2005. As of June 30, 2006, we had substantially completed all activities related to the termination of the manufacturing and supply agreement and recorded cumulative pre-tax restructuring charges of $22.7 million. We expect to record additional pre-tax restructuring charges of less than $1.0 million in the aggregate during the third and fourth quarters of 2006 to complete the refurbishment of facilities previously used for contract manufacturing.
        We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our expected obligations, working capital requirements, debt service and other cash needs over the next year.

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
        At June 30, 2006, we had approximately $59.0 million of variable rate debt compared to $169.6 million of variable rate debt at December 31, 2005. If the interest rates on our variable rate debt were to increase or decrease by 1%, interest expense would increase or decrease on an annual basis by approximately $0.6 million based on the amount of outstanding variable rate debt at June 30, 2006.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
        The tables below present information about certain of our investment portfolio and our debt obligations at June 30, 2006 and December 31, 2005.

	JUNE 30, 2006
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$60.0	—	—	—	—	—	$60.0	$60.0
Weighted Average Interest Rate	5.31%	—	—	—	—	—	5.31%
Commercial Paper	569.1	—	—	—	—	—	569.1	569.1

Weighted Average Interest Rate	5.15%	—	—	—	—	—	5.15%
Foreign Time Deposits	48.4	—	—	—	—		48.4	48.4
Weighted Average Interest Rate	2.99%	—	—	—	—	—	2.99%
Other Cash Equivalents	217.7	—	—	—	—	—	217.7	217.7
Weighted Average Interest Rate	3.1%	—	—	—	—	—	3.1%

Total Cash Equivalents	$895.2	—	—	—	—	—	$895.2	$895.2
Weighted Average Interest Rate	4.55%	—	—	—	—	—	4.55%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	—	$33.0	—	—	$1,572.8	$1,605.8	$1,590.2
Weighted Average Interest Rate	—	—	3.56%	—	—	3.75%	3.75%
Other Variable Rate (non-US$)	59.0	—	—	—	—	—	59.0	59.0
Weighted Average Interest Rate	5.41%	—	—	—	—	—	5.41%
Total Debt Obligations	$59.0	—	$33.0	—	—	$1,572.8	$1,664.8	$1,649.2
Weighted Average Interest Rate	5.41%	—	3.56%	—	—	3.75%	3.81%

	DECEMBER 31, 2005
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	—	—	—	—	—	$50.0	$50.0
Weighted Average Interest Rate	4.44%	—	—	—	—	—	4.44%
Commercial Paper	656.0	—	—	—	—	—	656.0	656.0
Weighted Average Interest Rate	4.28%	—	—	—	—	—	4.28%
Foreign Time Deposits	—	—	—	—	—	—	—	—
Weighted Average Interest Rate	—	—	—	—	—	—	—
Other Cash Equivalents	554.6	—	—	—	—	—	554.6	554.6
Weighted Average Interest Rate	4.41%	—	—	—	—	—	4.41%
Total Cash Equivalents	$1,260.6	—	—	—	—	—	$1,260.6	$1,260.6
Weighted Average Interest Rate	4.34%	—	—	—	—	—	4.34%
LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$520.0	—	$32.5	—	—	$25.0	$577.5	$851.2
Weighted Average Interest Rate	1.25%	—	3.56%	—	—	7.47%	1.73%
Other Variable Rate (non-US$)	169.6	—	—	—	—	—	169.6	169.6
Weighted Average Interest Rate	4.63%	—	—	—	—	—	4.63%
Total Debt Obligations	$689.6	—	$32.5	—	—	$25.0	$747.1	$1,020.8
Weighted Average Interest Rate	2.08%	—	3.56%	—	—	7.47%	2.33%
        In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR rate with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principle amount Senior Notes due 2016 that we issued in April 2006 (see Note 16, Notes Payable and Convertible Notes, in the financial statements under Item 1(D) of Part I of this report). In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2006, the

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
remaining unrealized gain, net of tax, of $7.7 million is recorded as a component of other comprehensive income. At June 30, 2006, there are no outstanding interest rate swap contracts.
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

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
        The following tables provide information about our foreign currency derivative financial instruments outstanding as of June 30, 2006 and December 31, 2005. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	June 30, 2006		December 31, 2005
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$—	—	$12.6	1.20
Canadian Dollar	5.4	1.10	6.9	1.15
Australian Dollar	4.1	0.74	2.6	0.75
U.K. Pound	—	—	16.5	1.77
New Zealand Dollar	0.3	0.62	—	—

	$9.8		$38.6

Estimated fair value	$(0.1)		$0.7

Foreign currency sold — put options:
Canadian Dollar	$13.4	1.15	$26.0	1.15
Mexican Peso	6.1	10.87	11.7	10.78
Australian Dollar	7.0	0.74	12.1	0.75
Brazilian Real	5.8	2.45	9.3	2.40
Euro	20.9	1.20	39.4	1.20

	$53.2		$98.5

Estimated fair value	$0.5		$2.9

Foreign currency purchased — call options:
U.K. Pound	$6.9	1.76	$17.0	1.76

Estimated fair value	$0.4		$0.2

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
        We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
        There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the potential impact from reporting the Inamed acquisition, as more fully disclosed in Note 2, Inamed Acquisition, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We are currently in the process of assessing and integrating Inamed’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 12 to 18 months from the acquisition date (March 23, 2006). Prior to being acquired by us, Inamed was a public company. In conjunction with Inamed’s Form 10-K for the year ended December 31, 2005, Inamed’s management reported its assessment that as of December 31, 2005, Inamed maintained effective internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, Inamed’s independent registered public accounting firm issued an opinion that management’s assessment of internal control over financial reporting was fairly stated, in all material respects, as of December 31, 2005, and its own opinion that Inamed maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

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
        Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications and approval of Reloxin® for cosmetic indications. While Beaufour Ipsen previously licensed Reloxin® to Inamed for the cosmetic indication in the United States, it regained its licensed rights from Inamed in connection with our acquisition of Inamed. Beaufour Ipsen licensed its rights to develop, distribute and commercialize Dysport®/Reloxin® in the United States, Canada and Japan for aesthetic use by physicians to Medicis Corporation. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Beaufor Ipsen received the marketing authorization of its botulinum toxin product for aesthetic use in Germany. Beaufor Ipsen’s product is also currently under review for use in aesthetic medicine indications by French regulatory authorities.
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
        Mentor Corporation is our principal competitor in the United States for breast implants. Mentor announced that it received an “approvable letter” from the FDA for its silicone breast implants in July 2005. We did not receive an “approvable letter” from the FDA for our silicone breast implants until September 2005. If Mentor receives approval to market and sell silicone breast implants in the United States before we do, their silicone breast implants would be the only approved silicone breast implants in the United States, giving Mentor a competitive advantage over us in the United States breast implant market, at least in the short term. In addition, Medicis Corporation began marketing Restylane®, a dermal filler, in January 2004. Through our purchase of Inamed, we acquired the rights to sell Juvéderm™ in the United States, Canada and Australia and Hydrafill® in certain European countries. Juvéderm™/Hydrafill® is a non-animal, hyaluronic acid-based dermal filler. Juvéderm™ was approved by the FDA for sale in the United States in June 2006. We cannot assure you that Juvéderm™ will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.
        We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., is currently attempting to obtain FDA approval for a brimonidine product to compete with our Alphagan®P product. However, pursuant to our March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if certain market conditions occur, the primary condition being a trigger based generally on the extent to which prescriptions of Alphagan®P have been converted to other brimonidine-containing products we market.
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
        Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigan™, Restasis®, Acular LS®, Zymar®, Botox®, Juvéderm™ and GANFORT®, our Lumigan®/timolol combination, as well as FDA approval of silicone breast implant products, new indications for Botox® and new products such as Posurdex® and memantine. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be approved by the FDA for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.
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
        We are currently integrating certain of Inamed’s functions and operations into our own, although there can be no assurance that we will be successful in this endeavor. There are inherent challenges in integrating the two operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of Inamed into our own include, among other things:
•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;
•	conforming information technology and accounting systems;
•	consolidating corporate and administrative infrastructures;
•	consolidating sales and marketing operations;
•	retaining existing customers and attracting new customers;
•	retaining key employees;
•	identifying and eliminating redundant and underperforming operations and assets;
•	minimizing the diversion of management’s attention from ongoing business concerns;
•	coordinating geographically dispersed organizations;
•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
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
        If the exchange offer for all outstanding Inamed common stock, the subsequent merger in which Allergan acquired all remaining Inamed shares not acquired in the exchange offer (referred to as the “First Merger”), and the second merger in which Inamed was merged into another subsidiary of Allergan, with the other subsidiary surviving the merger (referred to as the “Second Merger”), are not treated together as a one integrated transaction for U.S. federal income tax purposes, or if the acquisition of Inamed otherwise fails to qualify as a tax-free reorganization, the exchange of Inamed common stock for shares of Allergan common stock in the exchange offer and/or the First Merger will be taxable to Inamed stockholders for U.S. federal income tax purposes. Although Allergan has obtained the opinion of its outside legal counsel that the exchange offer, the First Merger and the Second Merger will be treated as an integrated transaction that qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, this legal opinion assumes a number of factors. In addition, this legal opinion will not be binding on the Internal Revenue Service and there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        During March 2006 and April 2006, holders of our zero coupon convertible senior notes due 2022, or 2022 Notes, began to exercise the conversion feature of the 2022 Notes. In May 2006, we announced our intention to redeem the 2022 Notes. Most holders of the 2022 Notes elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon conversion of the 2022 Notes, we paid approximately $521.9 million in cash for the accreted value of the 2022 Notes and issued 2,059,470 shares of our common stock for the remainder of the conversion value, with 1,576,489 of those shares being issued during the second quarter of 2006.
        The following table discloses the purchases of our equity securities during the second fiscal quarter of 2006.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
April 1, 2006 to April 30, 2006	2,921,130	$105.36	2,921,130	6,002,886
May 1, 2006 to May 31, 2006	0	N/A	0	6,061,535
June 1, 2006 to June 30, 2006	0	N/A	0	6,193,514
Total	2,921,130	$105.36	2,921,130	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of June 30, 2006, the Company held approximately 3.0 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
        We held our Annual Meeting of Stockholders on May 2, 2006. At the Annual Meeting, our stockholders elected four directors to our Board of Directors and approved three other proposals, each as more fully described below. At our Annual Meeting, there were present in person or by proxy 119,092,655 votes, representing approximately 89.77% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:
        1. The following directors were elected for three-year terms of office expiring in 2009 and received the number of votes set forth opposite their names, with no abstentions or broker non-votes:

Directors	Affirmative Votes	Withheld
Herbert W. Boyer, Ph.D.	114,629,764	4,462,890
Robert A. Ingram	111,349,832	7,742,822
David E.I. Pyott	114,108,478	4,984,177
Russell T. Ray	111,390,450	7,702,205

        The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Handel E. Evans	2007
Michael R. Gallagher	2007
Gavin S. Herbert	2007
Stephen J. Ryan, M.D.	2007
Trevor M. Jones, Ph.D.	2008
Louis J. Lavigne, Jr.	2008
Leonard D. Schaeffer	2008

     2. A proposal to ratify the appointment of Ernst & Young as our independent registered public accounting firm for fiscal year 2006 was approved by our stockholders. The proposal received 116,877,363 votes in favor and 1,465,605 votes against. There were 749,685 abstentions and no broker non-votes.
     3. A proposal to amend Allergan’s 2003 Nonemployee Director Equity Incentive Plan was approved by our stockholders. The proposal received 92,210,308 votes in favor and 18,914,478 votes against. There were 848,534 abstentions and broker non-votes.
     4. A proposal to amend Allergan’s 2006 Executive Bonus Plan was approved by our stockholders. The proposal received 112,049,797 votes in favor and 5,295,489 votes against. There were 882,022 abstentions and no broker non-votes.
Item 5. Other Information
None.

Item 6. Exhibits
        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2006)

10.2	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as

representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.3	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.4	Allergan, Inc. 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on May 5, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	ALLERGAN, INC.
/s/ Jeffrey L. Edwards
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.4	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.5	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.6	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2006)

INDEX TO EXHIBITS

10.2	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.3	Purchase Agreement, dated as of April 6, 2006, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.4	Allergan, Inc. 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on May 5, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350