Form 10-Q
period 2006-09-29
ALLERGAN INC
filed 2006-11-08
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
Yes ☐     No ☑
As of November 2, 2006, there were 153,755,944 shares of common stock outstanding (including 2,234,900 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenues
Product net sales	$791.7	$606.1	$2,193.9	$1,724.3
Other revenues	15.1	5.4	40.3	11.9

Total revenues	806.8	611.5	2,234.2	1,736.2

Operating costs and expenses
Cost of sales (excludes amortization of acquired intangible assets)	167.7	94.2	433.2	294.3
Selling, general and administrative	364.0	243.0	975.4	701.1
Research and development	120.4	109.5	930.1	281.5
Amortization of acquired intangible assets	24.9	5.1	54.8	12.3
Restructuring charges (reversal)	8.6	(0.1)	17.1	37.6

Operating income (loss)	121.2	159.8	(176.4)	409.4

Non-operating income (expense)
Interest income	12.8	11.4	34.3	23.0
Interest expense	(11.9)	1.6	(40.2)	(7.5)
Unrealized gain (loss) on derivative instruments, net	0.2	(0.2)	(1.0)	1.0
Gain on investments	0.1	0.8	0.3	0.8
Other, net	(1.7)	(0.8)	(7.1)	3.0

	(0.5)	12.8	(13.7)	20.3

Earnings (loss) before income taxes and minority interest	120.7	172.6	(190.1)	429.7
Provision for income taxes	14.3	19.9	74.0	163.2
Minority interest expense	—	2.2	0.1	2.7

Net earnings (loss)	$106.4	$150.5	$(264.2)	$263.8

Earnings (loss) per share:
Basic	$0.71	$1.15	$(1.82)	$2.02

Diluted	$0.70	$1.12	$(1.82)	$1.98

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 29,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and equivalents	$1,061.6	$1,296.3
Trade receivables, net	394.0	246.1
Inventories	164.7	90.1
Other current assets	207.4	193.1

Total current assets	1,827.7	1,825.6
Investments and other assets	274.2	258.9
Deferred tax assets	—	123.2
Property, plant and equipment, net	576.3	494.0
Goodwill	1,802.3	9.0
Intangibles, net	1,067.8	139.8

Total assets	$5,548.3	$2,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$30.0	$169.6
Convertible notes, net of discount	—	520.0
Accounts payable	130.4	92.3
Accrued compensation	102.5	84.8
Other accrued expenses	259.4	177.3

Total current liabilities	522.3	1,044.0
Long-term debt	856.1	57.5
Long-term convertible notes	750.0	—
Deferred tax liabilities	161.3	—
Other liabilities	232.6	181.0
Commitments and contingencies	—	—
Minority interest	1.2	1.1
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 153,756,000 shares as of September 29, 2006 and 134,255,000 shares as of December 31, 2005	1.5	1.3
Additional paid-in capital	2,334.5	417.7
Accumulated other comprehensive loss	(30.5)	(50.6)
Retained earnings	961.0	1,305.1

	3,266.5	1,673.5
Less — treasury stock, at cost (2,297,000 shares as of September 29, 2006 and 1,431,000 shares as of December 31, 2005, respectively)	(241.7)	(106.6)

Total stockholders’ equity	3,024.8	1,566.9

Total liabilities and stockholders’ equity	$5,548.3	$2,850.5

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine months ended
	September 29,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(264.2)	$263.8
Non-cash items included in earnings:
In-process research and development charge	579.3	—
Depreciation and amortization	108.6	58.1
Amortization of original issue discount and debt issuance costs	8.7	7.4
Amortization of net realized gain on interest rate swap	(0.6)	—
Deferred income taxes	(7.0)	(8.7)
Loss (gain) on investments and disposal of fixed assets	3.1	(6.1)
Unrealized loss (gain) on derivative instruments	1.0	(1.0)
Expense of share-based compensation plans	48.0	10.0
Minority interest expense	0.1	2.7
Restructuring charge	17.1	37.6
Changes in assets and liabilities:
Trade receivables	(70.3)	(14.9)
Inventories	35.6	1.3
Other current assets	19.9	(26.4)
Other non-current assets	1.3	(38.4)
Accounts payable	6.3	17.7
Accrued expenses	18.5	(22.1)
Income taxes	(17.2)	14.3
Other liabilities	22.5	9.4

Net cash provided by operating activities	510.7	304.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Inamed, net of cash acquired	(1,328.6)	—
Additions to property, plant and equipment	(73.4)	(36.2)
Additions to capitalized software	(13.1)	(10.8)
Additions to intangible assets	(11.0)	(99.3)
Proceeds from sale of investments	0.6	1.3
Proceeds from sale of property, plant and equipment	3.3	5.5
Other, net	—	0.2

Net cash used in investing activities	(1,422.2)	(139.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(43.3)	(39.1)
Proceeds from issuance of senior notes	797.7	—
Proceeds from issuance of convertible senior notes	750.0	—
Debt issuance costs	(19.7)	—
Bridge credit facility borrowings	825.0	—
Bridge credit facility repayments	(825.0)	—
Repayments of convertible borrowings	(521.9)	—
Net (repayments) borrowings of notes payable	(139.5)	113.3
Sale of stock to employees	118.1	70.5
Payments to acquire treasury stock	(307.8)	(94.3)
Net proceeds from settlement of interest rate swap	13.0	—
Excess tax benefits from share-based compensation	27.9	—

Net cash provided by financing activities	674.5	50.4

Effect of exchange rate changes on cash and equivalents	2.3	—

Net (decrease) increase in cash and equivalents	(234.7)	215.8
Cash and equivalents at beginning of period	1,296.3	894.8

Cash and equivalents at end of period	$1,061.6	$1,110.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$6.0	$12.9

Income taxes, net of refunds	$115.5	$152.1

On March 23, 2006, the Company completed the acquisition of Inamed Corporation. In exchange for the common stock of Inamed Corporation, the Company issued common stock with a fair value of $1,859.3 million and paid $1,328.6 million in cash, net of cash acquired. In connection with the Inamed acquisition, the Company acquired assets with a fair value of $3,768.2 million and assumed liabilities of $477.6 million.
See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.      Basis of Presentation
        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 29, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).
  Reclassifications
        Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Beginning with the second fiscal quarter of 2006, the Company reports amortization of acquired intangible assets on a separate line in its statements of operations, which includes the amortization of the intangible assets acquired in connection with the Inamed acquisition, as well as the amortization of other intangible assets previously reported in cost of sales, selling, general and administrative expenses, and research and development expenses. For the three month period ended September 30, 2005, a total of $5.1 million of intangible asset amortization was reclassified, consisting of $4.3 million previously classified in cost of sales, $0.1 million previously classified in selling, general and administrative expenses, and $0.7 million previously classified in research and development expenses. For the nine month period ended September 30, 2005, a total of $12.3 million of intangible asset amortization was reclassified, consisting of $10.0 million previously classified in cost of sales, $0.3 million previously classified in selling, general and administrative expenses, and $2.0 million previously classified in research and development expenses. Intangible asset amortization for the nine month period ended September 29, 2006 includes a total reclassification of $5.1 million, representing the reclassification of $4.3 million, $0.1 million and $0.7 million from cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, previously reported for the three month period ended March 31, 2006.
  Share-Based Payments
        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.
        The Company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that were outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended September 29, 2006 was $16.1 million, which consisted of compensation related to employee and director stock options of $11.1 million, employee and director restricted share awards of $2.4 million, and $2.6 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the nine month period ended September 29, 2006 was $48.0 million, which consisted of compensation related to employee and director stock options of $32.5 million, employee and director restricted share awards of $7.2 million, and $8.3 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended September 30, 2005 was $2.9 million, which consisted of compensation related to employee and director restricted share awards of $0.8 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the nine month period ended September 30, 2005 was $9.9 million, which consisted of compensation related to employee and director restricted share awards of $3.0 million and $6.9 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and nine month periods ended September 30, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.7 million and $17.2 million for the three and nine month periods ended September 29, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.1 million and $3.6 million for the three and nine month periods ended September 30, 2005, respectively.
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R, the Company used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS No. 123R, the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. The Company believes this method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
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
        In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company is currently in the process of evaluating the potential impact of adopting FIN 48 on its consolidated financial statements.
        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 157 on its consolidated financial statements.
        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pensions and Other Postretirement Benefits (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) FASB Statement No. 87, Employers’ Accounting for Pensions and (ii) FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. This change in balance sheet reporting is effective for fiscal years ending after December 15, 2006 for public companies, which is the Company’s fiscal year 2006. SFAS No. 158 also eliminates the ability to use an early measurement date, commencing with fiscal years ending after December 15, 2008, which is the Company’s fiscal year 2008. The Company will adopt the balance sheet reporting provisions of SFAS No. 158 during the Company’s fourth fiscal quarter 2006. The Company is currently in the process of evaluating the potential impact of adopting SFAS No. 158 on its consolidated financial statements.
2.      Inamed Acquisition
        On March 23, 2006, the Company completed the acquisition of Inamed Corporation (Inamed), a global healthcare company that develops, manufactures, and markets a diverse line of products, including breast implants, a range of dermal products to correct facial wrinkles and products for the treatment of obesity.
        The Inamed acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, and subsequently amended as of March 11, 2006, by and among the Company, its wholly-owned subsidiary Banner Acquisition, Inc., and Inamed, and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of the Company’s common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of the Company’s common stock. In the exchange offer, the Company paid approximately $1.31 billion in cash and issued 16,194,051 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
1,010,576 shares of Allergan common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as Allergan’s wholly-owned subsidiary. As a final step in the plan of reorganization, the Company merged Inamed into Inamed, LLC, a wholly-owned subsidiary of the Company. The consideration paid in the merger does not include shares of the Company’s common stock and cash that were paid to former Inamed option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of the Company’s common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, the Company issued 237,066 shares of common stock and paid $17.9 million in cash to satisfy its obligation to the option holders. The fair value of these shares of Company common stock and cash paid to option holders of Inamed common stock were included in the calculation of the purchase price detailed below.
        The following table summarizes the components of the Inamed purchase price:

(in millions)
Fair value of Allergan shares issued	$1,859.3
Cash consideration	1,409.3
Transaction costs	22.0

$3,290.6

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
        The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$313.3
Property, plant & equipment	64.7
Identifiable intangible assets	971.9
In-process research and development	579.3
Goodwill	1,793.1
Other non-current assets, primarily deferred tax assets	45.9
Accounts payable and accrued liabilities (a)	(112.9)
Deferred tax liabilities — current and non-current	(335.6)
Other non-current liabilities	(29.1)

$3,290.6

(a)	Accounts payable and accrued liabilities include approximately $9.4 million of recognized liabilities related to the involuntary termination and relocation of certain Inamed employees in accordance with the Emerging Issues Task Force (EITF) in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3).
        The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
  In-process Research and Development
        In conjunction with the Inamed acquisition, the Company recorded a charge to in-process research and development expense of $579.3 million for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state.
        These in-process research and development assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvéderm™ dermal filler technology for use in the United States, and Inamed’s BioEnterics Intragastric Balloon (BIB®) technology for use in the United States, which were valued at $405.8 million, $41.2 million and $132.3 million, respectively. All of these assets had not received approval by the United States Food and Drug Administration (FDA) as of the Inamed acquisition date of March 23, 2006. Because the in-process research and development assets had no alternative future use, they were charged to expense on the Inamed acquisition date.
        As of the Inamed acquisition date, the silicone breast implants, Model 410 and Round Responsive implants, were expected to be approved by the FDA in mid-2006 for the Round Responsive model and approximately six to twelve months thereafter for the Model 410. The Company’s management estimated that the projects were approximately 90 percent complete as the patient data had been collected and submitted to the FDA, with remaining efforts focused on responding to FDA questions and compiling additional data regarding clinical trials and other information necessary to answer any additional FDA requests. Subject to final negotiations between the Company and the FDA, the Company expects that it will be required, as a condition of approval, to conduct extensive sets of ongoing studies (committed patient breast implant follow-up, or “BIF,” studies) for both the Model 410 and Round Responsive breast implants extending for a period of 10 years after FDA approval.
        As of the Inamed acquisition date, the Juvéderm™ dermal filler technology was expected to be approved by the FDA in mid-2006. As of the acquisition date, all clinical trial patient data had been filed with the FDA, and the FDA had recently completed its inspection of the manufacturing process. Remaining efforts focused on meetings with the FDA and responding to FDA questions and requests. Subsequently, on June 5, 2006, Juvéderm™ received FDA approval.
        As of the Inamed acquisition date, the BioEnterics Intragastric Balloon (BIB®) technology was expected to be approved in late 2008. Remaining efforts will be focused on completing discussions with the FDA regarding study design and performing a future clinical trial to pursue a premarket approval in the United States.
        The estimated fair value of the in-process research and development assets was determined based on the use of a discounted cash flow model using an income approach for the acquired technologies. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using discount rates ranging from 12% to 15%. Material net cash inflows were estimated to begin in 2006 for the silicone breast implants and Juvéderm™ and in 2008 for the BIB® system. Gross margin and expense levels were estimated to be consistent with Inamed’s historical results.
        The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of the Company’s ability to successfully utilize the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.
  Identifiable Intangible Assets
        Acquired identifiable intangible assets include product rights for approved indications of currently marketed products, customer relationships, trademarks and core technology for saline-filled and silicone-filled breast implants,

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
dermal fillers, and obesity intervention products. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of
	intangible assets	Weighted-average
	acquired	amortization period
	(in millions)
Developed technology	$796.4	15.4 years
Core technology	113.3	16.0 years
Customer relationships	42.3	3.1 years
Trademarks	19.9	5.0 years

Total	$971.9

        Acquired developed technology assets primarily consist of the following currently marketed Inamed product lines:

(in millions)
Lap-Band® systems technology — worldwide	$523.6
Breast aesthetics (including saline breast implants worldwide and silicone breast implants in international markets)	158.5
BioEnterics Intragastric Balloon System (BIB®) in international markets	35.0
Tissue expanders — worldwide	42.4
Other	36.9

$796.4

        Impairment evaluations in the future for acquired developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment with valuation analysis and related potential impairment actions segregated between two markets, North America (i.e., U.S. and Canada) and rest of world, which were used to originally value the intangible assets.
  Goodwill
        Goodwill represents the excess of the Inamed purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the acquisition of Inamed will produce the following significant benefits:
•	Increased Market Presence and Opportunities. The combination of the Company and Inamed should increase the combined company’s market presence and opportunities for growth in sales, earnings and stockholder returns.
•	Enhanced Product Mix. The complementary nature of the Company’s products with those of Inamed should benefit current patients and customers of both companies and provide the combined company with the ability to access new patients and customers.
•	Operating Efficiencies. The combination of the Company and Inamed provides the opportunity for potential economies of scale, cost savings and access to a highly trained Inamed work force as of the acquisition date.
        The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Inamed, in relation to other acquired tangible and intangible assets, including in-process research and development. The goodwill acquired in the Inamed acquisition is not deductible for tax purposes.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
  Pro Forma Results of Operations
        Unaudited pro forma operating results for the Company, assuming the acquisition of Inamed occurred January 1, 2006 and 2005 and excluding any pro forma charge for in-process research and development costs, inventory fair value adjustments and Inamed share-based compensation expense in 2006 and transaction costs are as follows:

(in millions, except per share amounts)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Product net sales	$791.7	$711.3	$2,293.3	$2,049.4
Total revenues	$806.8	$716.7	$2,333.6	$2,061.3
Net earnings	$123.6	$147.2	$334.9	$255.5
Basic earnings per share	$0.82	$0.99	$2.23	$1.72
Diluted earnings per share	$0.81	$0.97	$2.18	$1.70
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
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 49 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.
        Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. The Company began to record these costs in the second quarter of 2006 and expects to continue to incur them up through and including the fourth quarter of 2007.
        The Company also expects to pay an additional amount of approximately $5.0 million to $7.0 million for taxes related to intercompany transfers of trade businesses and net assets, which will generally be capitalized and amortized over the expected lives of the underlying assets.
        During the three and nine month periods ended September 29, 2006, the Company recorded pre-tax restructuring charges of $6.4 million and $8.1 million, respectively, primarily consisting of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor arrangements and other costs

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
related to the restructuring of the Inamed operations. During the three and nine month periods ended September 29, 2006, the Company recorded $5.1 million and $15.5 million, respectively, of integration and transition costs associated with the Inamed integration. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs for the three month period ended September 29, 2006 consisted of $0.2 million in cost of sales and $4.9 million in selling, general and administrative expenses. Integration and transition costs for the nine month period ended September 29, 2006 consisted of $0.7 million in cost of sales, $14.6 million in selling, general and administrative expenses and $0.2 million in research and development expenses. During the three month period ended September 29, 2006, the Company also paid $0.8 million for income tax costs related to intercompany transfers of trade businesses and net assets, which the Company included in its provision for income taxes.
        The following table presents the cumulative restructuring activities related to the Inamed operations through September 29, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during the nine month period ended September 29, 2006	$4.2	$3.9	$8.1
Spending	(1.0)	(0.3)	(1.3)

Balance at September 29, 2006 (included in Other accrued expenses)	$3.2	$3.6	$6.8

  Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, the Company entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote the Company’s Botox® product in Japan and China. Under the terms of this agreement, the Company licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, the Company initiated a plan in October 2005 to restructure and streamline its operations in Japan. The Company substantially completed the restructuring activities as of June 30, 2006. As of September 29, 2006, the Company recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in 2006).
  Restructuring and Streamlining of European Operations
        Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European research and development (R&D) and commercial activities. Specifically, the restructuring involved moving key European R&D and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
        As of September 29, 2006, the Company substantially completed the restructuring and streamlining of European operations and recorded cumulative pre-tax restructuring charges of $37.0 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. Additionally, the Company has incurred cumulative transition/duplicate operating expenses of $11.8 million as of September 29, 2006. Transition expenses relate primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees.
        During the three and nine month periods ended September 29, 2006, the Company recorded $2.0 million and $8.1 million, respectively, of restructuring charges related to the European operations. For the three month period ended September 29, 2006, the Company recorded $0.3 million of transition/duplicate operating expenses, consisting of $0.2 million in selling, general and administrative expenses and $0.1 million in research and development expenses. For the nine month period ended September 29, 2006, the Company recorded $2.8 million of

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
transition/duplicate operating expenses, consisting of $2.3 million in selling, general and administrative expenses and $0.5 million in research and development expenses. Additionally, during the nine month period ended September 29, 2006, the Company recorded a $3.4 million loss related to the sale of its Mougins, France facility, which was included in selling, general and administrative expenses.
        The following table presents the cumulative restructuring activities related to the Company’s European operations through September 29, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the nine month period ended September 29, 2006	4.1	4.0	8.1
Spending	(11.0)	(0.8)	(11.8)

Balance at September 29, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$8.3	$3.2	$11.5

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
        As of December 31, 2005, the Company had substantially completed all activities related to the termination of the manufacturing and supply agreement. As of September 29, 2006, the Company recorded cumulative pre-tax restructuring charges of $22.9 million ($7.1 million in 2004, $14.5 million in 2005 and $1.3 million in 2006).

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
4.     Intangibles and Goodwill
        At September 29, 2006 and December 31, 2005, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:
  Intangibles

	September 29, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
			Amortization			Amortization
	Gross	Accumulated	Period	Gross	Accumulated	Period
	Amount	Amortization	(in years)	Amount	Amortization	(in years)
	(in millions)			(in millions)
Amortizable Intangible Assets:
Developed technology	$796.4	$(26.6)	15.4	$—	$—	—
Customer relationships	42.3	(6.9)	3.1	—	—	—
Licensing	148.8	(39.4)	8.0	137.8	(25.5)	8.0
Trademarks	23.3	(4.5)	6.5	3.5	(2.3)	15.0
Core technology	142.6	(9.1)	15.8	29.3	(4.1)	15.0
Other	1.0	(1.0)	5.0	1.1	(0.9)	5.0

	1,154.4	(87.5)	13.9	171.7	(32.8)	9.3
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,155.3	$(87.5)		$172.6	$(32.8)

        Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Inamed acquisition. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 Oculex acquisition. The increase in developed technology, customer relationships, trademarks and core technology at September 29, 2006 compared to December 31, 2005 is primarily due to the Inamed acquisition. The increase in licensing assets is primarily due to milestone payments related to the approvals of Juvéderm™ in the United States and Australia, which were incurred in the second quarter of 2006.
        The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 29, 2006 and September 30, 2005:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Developed technology	$13.3	$—	$26.6	$—
Customer relationships	3.5	—	6.9	—
Licensing	4.7	4.5	13.9	10.5
Trademarks	1.1	0.1	2.3	0.3
Core technology	2.3	0.5	5.1	1.5
Other	—	—	—	—

	$24.9	$5.1	$54.8	$12.3

        Amortization expense related to acquired intangible assets generally benefit multiple business functions within the Company, such as the Company’s ability to sell, manufacture, research, market and distribute products,

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
compounds and intellectual property. The amount of amortization expense excluded from cost of sales consists primarily of amounts amortized with respect to developed technology and licensing intangible assets.
        Estimated amortization expense is $79.6 million for 2006, $98.6 million for 2007, $96.8 million for 2008, $86.7 million for 2009, $82.3 million for 2010 and $79.0 million for 2011.
  Goodwill

	September 29,	December 31,
(in millions)	2006	2005
Goodwill:
United States	$1,797.6	$4.6
Latin America	3.9	3.6
Europe and Other	0.8	0.8

	$1,802.3	$9.0

        The increase in goodwill at September 29, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill related to the Inamed acquisition is reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill. Once the analysis is complete, goodwill will be reflected in the geographical locations to which it relates.
5.     Inventories
        Components of inventories were:

	September 29,	December 31,
(in millions)	2006	2005
Finished goods	$100.7	$52.9
Work in process	32.9	24.8
Raw materials	31.1	12.4

Total	$164.7	$90.1

        The increase in inventories at September 29, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. At September 29, 2006, approximately $8.1 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.
6.     Income Taxes
        Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States and other jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against deferred tax assets were $22.7 million and $44.1 million at September 29, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at September 29, 2006 compared to December 31, 2005 is primarily due to a $17.2 million reversal of the valuation allowance against a

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
deferred tax asset that the Company has determined is now realizable. As a result of this determination, the Company has filed a refund claim for a prior year with the United States Internal Revenue Service. This refund claim relates to the deductibility of certain capitalized intangible assets associated with the Company’s retinoid portfolio that was transferred to a third party in 2004. The balance of the net decrease in the valuation allowance at September 29, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States, and the abandonment of certain intangible assets for Tazarotene Oral technologies that will result in a current tax deduction, partially offset by an increase in valuation allowances due to the Inamed acquisition. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amount estimated by the Company.
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
        During the first nine months of 2006, the Company reduced its estimated income taxes payable and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. The Company increased its estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, by $1.2 million and reduced the related provision for income taxes. The Company decreased the expected income taxes payable and related provision for income taxes by $2.8 million, due to a change in the amount of estimated income taxes related to the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States. The Company also increased the estimated income taxes payable and related provision for income taxes by $3.9 million for a previously filed income tax return currently under examination. During the first nine months of 2006, the Company also incurred income tax expense of $0.8 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
        The acceleration of the options eliminated future compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of SFAS No. 123R. The future expense that was eliminated was approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, was attributable to options held by executive officers). This amount, plus an additional $0.8 million, net of tax, representing the total pro forma amount for the combined third and fourth fiscal quarters of 2005 that otherwise would have been included in those quarters’ pro forma earnings disclosures, was reflected in the Company’s pro forma footnote disclosure for the three month period ended June 24, 2005. This treatment is permitted under the transition guidance provided by SFAS No. 123R.
  Incentive Compensation Plan
        The Company has an incentive compensation plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock that the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at September 29, 2006.
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
        Non-qualified stock options are granted at an exercise price equal to the fair market value at the date of grant, become fully vested and exercisable one year from the date of grant and expire 10 years after the date of grant. Restrictions on restricted stock awards generally expire when the awards vest. Vesting occurs at the rate of 33 1/2% per year beginning twelve months after the date of grant.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and non-employee director equity incentive plan is summarized below:

	Number	Weighted
	Of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 31, 2005	10,782	$72.86
Options granted	2,169	110.94
Options exercised	(1,886)	62.59
Options cancelled	(228)	90.16

Outstanding at September 29, 2006	10,837	81.89

Exercisable at September 29, 2006	6,140	75.32

        The total pre-tax intrinsic value of options exercised during the nine month period ended September 29, 2006 was $87.2 million. Upon exercise, the Company generally issues shares from treasury.
        The following table summarizes stock options outstanding at September 29, 2006:

	Options Outstanding				Options Exercisable
	Number	Average	Weighted	Aggregate	Number	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic	Exercisable	Average	Intrinsic
Range of	at 9/29/06	Contractual Life	Exercise	Value	at 9/29/06	Exercise	Value
Exercise Prices	(in thousands)	(in years)	Price	(in millions)	(in thousands)	Price	(in millions)
$ 12.75 - $ 51.00	553	2.4	$33.41	$43.8	553	$33.41	$43.8
$ 51.01 - $ 63.76	1,707	5.3	57.81	93.5	1,299	57.06	72.2
$ 63.77 - $ 76.51	2,739	7.0	69.53	118.0	1,439	67.01	65.6
$ 76.52 - $ 89.26	2,574	5.5	82.47	77.6	1,702	82.33	51.5
$ 89.27 - $114.76	2,689	7.6	109.44	8.5	574	105.05	4.3
$114.77 - $127.51	575	0.9	127.48	—	573	127.51	—
        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $112.61 as of September 29, 2006, which would have been received by the option holders had all the option holders exercised their options as of that date.
        The fair value of restricted shares is based on the market value of the Company’s shares on the date of grant. The following table summarizes the Company’s restricted share activity for the nine month period ended September 29, 2006:

	Number	Weighted
	Of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Restricted share awards at December 31, 2005	189	$74.23
Shares granted	105	108.84
Shares vested	(24)	90.79
Shares cancelled	(8)	92.35

Restricted share awards at September 29, 2006	262	86.04

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
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended September 29, 2006 was $16.1 million, which consisted of compensation related to employee and director stock

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
options of $11.1 million, employee and director restricted share awards of $2.4 million, and $2.6 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the nine month period ended September 29, 2006 was $48.0 million, which consisted of compensation related to employee and director stock options of $32.5 million, employee and director restricted share awards of $7.2 million, and $8.3 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended September 30, 2005 was $2.9 million, which consisted of compensation related to employee and director restricted share awards of $0.8 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the nine month period ended September 30, 2005 was $9.9 million, which consisted of compensation related to employee and director restricted share awards of $3.0 million and $6.9 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and nine month periods ended September 30, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.7 million and $17.2 million for the three and nine month periods ended September 29, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.1 million and $3.6 million for the three and nine month periods ended September 30, 2005, respectively.
        The following table summarizes pre-tax share-based compensation recognized for stock option awards for the three and nine month periods ended September 29, 2006 and September 30, 2005, respectively.

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Cost of sales	$0.7	$—	$2.1	$—
Selling, general and administrative expense	7.8	—	22.6	—
Research and development	2.6	—	7.8	—
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee and director stock options granted during the nine month period ended September 29, 2006 was $35.70 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended
September 29,
2006
Expected volatility	30.03%
Risk-free interest rate	4.47%
Expected dividend yield	0.50%
Expected option life (in years)	4.75
        Upon adoption of SFAS No. 123R, the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. Prior to the adoption of SFAS No. 123R, the Company used an estimated stock price volatility based on the Company’s five year historical average. The Company believes the current method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards.
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
        As of September 29, 2006, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $120.3 million, which is expected to be recognized over the 48 month period after September 29, 2006 (33 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 29, 2006.
        Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee and director stock options based on their intrinsic value on the date of grant pursuant to APB No. 25 and provided the pro forma disclosures required by SFAS No. 123. Because the Company has historically granted at-the-money stock options that have no intrinsic value upon grant, no expense was recorded for stock options prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123, compensation expense under the fair value method and the effect on net income and earnings per common share for the three and nine month periods ended September 30, 2005 were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
(in millions, except per share amounts)	2005	2005
Net earnings, as reported	$150.5	$263.8
Add stock-based compensation expense included in reported net earnings, net of tax	1.8	6.4
Deduct stock-based compensation expense determined under fair value based method, net of tax	(10.2)	(33.5)

Pro forma net earnings	$142.1	$236.7

Earnings per share:
As reported basic	$1.15	$2.02
As reported diluted	$1.12	$1.98
Pro forma basic	$1.08	$1.81
Pro forma diluted	$1.06	$1.78
        The fair value of stock options granted during the nine month period ended September 30, 2005 was estimated at grant date using the following weighted average assumptions: expected volatility of 33.4%; risk-free interest rate of 3.77%; expected dividend yield of 0.50%; and expected life of five years.
        Pro forma amounts for the nine month periods ended September 30, 2005 include a deduction of $1.8 million, net of tax ($0.01 pro forma basic and diluted earnings per share) due to the acceleration of the vesting of 1,159,626 premium priced stock options granted under the Allergan, Inc. 2001 Premium Priced Stock Option Plan.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Components of net periodic benefit cost for the three and nine month periods ended September 29, 2006 and September 30, 2005, respectively, were as follows:

	Three months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Service cost	$5.7	$4.3	$0.7	$0.3
Interest cost	6.9	6.2	0.4	0.3
Expected return on plan assets	(8.0)	(6.7)	—	—
Amortization of prior service cost	—	—	(0.1)	—
Recognized net actuarial loss	3.2	2.4	—	—

Net periodic benefit cost	$7.8	$6.2	$1.0	$0.6

	Nine months ended
			Other
			Postretirement
(in millions)	Pension Benefits		Benefits
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Service cost	$17.1	$13.4	$2.2	$1.1
Interest cost	20.5	18.8	1.3	1.0
Expected return on plan assets	(24.2)	(20.7)	—	—
Amortization of prior service cost	—	—	(0.4)	(0.1)
Recognized net actuarial loss	9.7	7.3	—	—

Net periodic benefit cost	$23.1	$18.8	$3.1	$2.0

        In 2006, the Company expects to pay contributions of between $9.0 million and $11.0 million to its U.S. and non-U.S. pension plans and between $0.7 million and $0.8 million to its other postretirement plan.
9.     Litigation
        The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2006.
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
        On remand, on June 2, 2006, the District Court ruled that the Defendants’ ANDA infringes U.S. Patent No. 5,110,493, which is owned by Syntex and licensed by Allergan, and that the patent is valid and enforceable. On June 2, 2006, the District Court further ruled that the effective date of any approval of the Defendants’ ANDA may not occur before the patent expires in 2009 and that the Defendants, and all persons and entities acting in concert with them, are enjoined from making any preparations to make, sell, or offer for sale ketorolac tromethamine ophthalmic solution 0.5% in the United States. On June 27, 2006, Apotex filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the District Court entered a permanent injunction. On August 21, 2006, the Defendants filed an Emergency Motion for Stay of Permanent Injunction Pending Appeal with the United States Court of Appeals for the Federal Circuit. On October 12, 2006, the United States Court of Appeals for the Federal Circuit issued an order denying Defendants’ Emergency Motion for Stay of Permanent Injunction Pending Appeal. Apotex has not received final approval from the FDA to market its generic product. On June 29,

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held on January 4, 2005 and a settlement conference previously scheduled for July 21, 2006 was taken off calendar by the court and has not yet been rescheduled.
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
        Concurrently with the June 2000 MDA announcement, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it was covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the United States and other countries. After consulting with competent authorities in each affected country, Inamed terminated this support program in March 2005 in all countries other than the United States and Canada. Notwithstanding the termination of the general program, Inamed continued to pay for explantations and related expenses in certain cases if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, Inamed may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. Inamed also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, virtually all of the U.K. residents and more than 95% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. However, there may be other U.K. residents and non-U.K. residents who have not come forth that may request explantation.
        A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. To date, approximately 65 women in Spain have commenced individual legal proceedings in court against Inamed, of which approximately 30 were still pending as of September 29, 2006. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        As of September 29, 2006, Inamed had an accrual for future Trilucent claims, costs, and expenses of $4.5 million. In addition, Inamed has made a demand of an insurer for $0.3 million in insurance which it believes is owed under a products liability policy that covers Trilucent claims. Inamed is currently in discussions with the insurer in an effort to collect this sum. However, there can be no assurances that Inamed will be able to collect the $0.3 million or that its Trilucent-related liabilities will not exceed the current accrual.
        In May 2002, Ernest Manders filed a lawsuit against Inamed and other defendants entitled “Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al.”, in the United States District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. Manders’ amended complaint seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. In February 2003, Inamed answered the complaint, denying its material allegations and counterclaiming against Manders for declarations of invalidly as well as noninfringement. Following fact discovery and expert discovery, Manders elected to limit his claim for infringement to twelve of the forty-six claims in his patent. In September 2004 and October 2004, the court held a Markman hearing on claim construction under the patent and in February 2006, the court issued its Memorandum Opinion on claim construction. The court held a status conference on April 21, 2006 and another status conference on May 5, 2006, at which time the court indicated that it would refer the case to a magistrate for mediation. On June 20, 2006, the parties participated in mediation but were unable to reach a settlement. On August 15, 2006, the court denied the defendants’ motion for reconsideration of the claim construction order. On September 22, 2006, the court entered a Case Management Order scheduling the close of discovery for November 3, 2006 and scheduling a new status conference for November 6, 2006. At the November 6, 2006 status conference, the court scheduled a further status conference for December 8, 2006.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
11.     Product Warranties
        As a result of the Inamed acquisition, the Company assumed estimated liabilities of $21.3 million at the acquisition date for warranty programs for breast implant sales primarily in the United States, Europe, and certain other countries. In the third quarter of 2006, the Company increased its estimate of the assumed liability for warranty programs at the Inamed acquisition date by $5.9 million from the original estimate of $15.4 million. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities on the Company’s balance sheet. The U.S. plan, in most cases, provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis. Substantially all of the product warranty liability arises from the U.S. warranty program. The Company does not currently offer any similar warranty program on any other product.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The following table provides a reconciliation of the change in estimated product warranty liabilities through September 29, 2006:

(in millions)
Balance assumed at Inamed acquisition date	$21.3
Provision for warranties issued during the period	6.1
Settlements made during the period	(3.6)

Balance at September 29, 2006	$23.8

Current portion	$4.2
Non-current portion	19.6

Total	$23.8

12.     Earnings Per Share
        The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
(in millions, except per share amounts)	2006	2005	2006	2005
Net earnings (loss)	$106.4	$150.5	$(264.2)	$263.8

Weighted average number of shares issued	150.9	131.0	145.3	130.8
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.6	2.1	—	1.5
Dilutive effect of assumed conversion of convertible notes outstanding	—	1.6	—	0.9

Diluted shares	152.5	134.7	145.3	133.2

Earnings (loss) per share:
Basic	$0.71	$1.15	$(1.82)	$2.02

Diluted	$0.70	$1.12	$(1.82)	$1.98

        For the three month period ended September 29, 2006, options to purchase 2.6 million shares of common stock at exercise prices ranging from $89.25 to $127.51 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect from the repurchased shares calculated under the treasury stock method would be anti-dilutive. Stock options outstanding during the nine month period ended September 29, 2006 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive. Options to purchase approximately 10.8 million shares of common stock at exercise prices ranging from $13.01 to $127.51 per share were outstanding as of September 29, 2006. Additionally, for the nine month period ended September 29, 2006, the effect of approximately 1.1 million common shares related to the Company’s convertible subordinated notes was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13.     Comprehensive Income (Loss)
        The following table summarizes components of comprehensive income (loss) for the three and nine month periods ended September 29, 2006 and September 30, 2005:

	Three months ended
(in millions)	September 29, 2006			September 30, 2005
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$(0.7)	$—	$(0.7)	$3.2	$—	$3.2
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	—	—	—
Unrealized holding (loss)/gain on available-for-sale securities	0.2	(0.1)	0.1	0.5	(0.4)	0.1

Other comprehensive earnings (loss)	$(0.8)	$—	(0.8)	$3.7	$(0.4)	3.3

Net earnings			106.4			150.5

Total comprehensive income			$105.6			$153.8

	Nine months ended
(in millions)	September 29, 2006			September 30, 2005
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	amount	or benefit	Amount	amount	or benefit	Amount
Foreign currency translation adjustments	$13.1	$—	$13.1	$(0.9)	$—	$(0.9)
Deferred holding gains, net of amortized amounts, on derivatives designated as cash flow hedges	12.4	(4.9)	7.5	—	—	—
Unrealized holding (loss)/gain on available-for-sale securities	(0.8)	0.3	(0.5)	1.0	(0.7)	0.3

Other comprehensive earnings (loss)	$24.7	$(4.6)	20.1	$0.1	$(0.7)	(0.6)

Net (loss) earnings			(264.2)			263.8

Total comprehensive (loss) income			$(244.1)			$263.2

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
        The Company evaluates segment performance on a revenue and operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Operating Segments

(in millions)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Product net sales:
Specialty pharmaceuticals	$675.4	$606.1	$1,949.3	$1,724.3
Medical devices	116.3	—	244.6	—

Total product net sales	791.7	606.1	2,193.9	1,724.3
Other corporate and indirect revenues	15.1	5.4	40.3	11.9

Total revenues	$806.8	$611.5	$2,234.2	$1,736.2

(in millions)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Operating income (loss):
Specialty pharmaceuticals	$235.6	$188.8	$641.9	$552.0
Medical devices	36.7	—	88.6	—

Total segments	272.3	188.8	730.5	552.0
General and administrative expenses, other indirect costs and other adjustments	122.9	29.1	271.4	105.0
In-process research and development	—	—	579.3	—
Amortization of acquired intangible assets (a)	19.6	—	39.1	—
Restructuring charges	8.6	(0.1)	17.1	37.6

Total operating income (loss)	$121.2	$159.8	$(176.4)	$409.4

(a) Represents amortization of identifiable intangible assets related to the Inamed acquisition.
        Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 68.1% and 69.0% of the Company’s total consolidated product net sales for the three month periods ended September 29, 2006 and September 30, 2005, respectively, and 67.6% and 67.7% of the Company’s total consolidated product net sales for the nine month periods ended September 29, 2006 and September 30, 2005, respectively.
        Sales to McKesson Drug Company for the three month periods ended September 29, 2006 and September 30, 2005 were 11.8% and 15.2% of the Company’s total consolidated product net sales, respectively, and 13.3% and 14.1% of the Company’s total consolidated product net sales for the nine month periods ended September 29, 2006 and September 30, 2005, respectively. Sales to Cardinal Healthcare for the three month periods ended September 29, 2006 and September 30, 2005 were 13.9% and 15.8% of the Company’s total consolidated product net sales, respectively, and 13.5% and 14.9% of the Company’s total consolidated product net sales for the nine month periods ended September 29, 2006 and September 30, 2005, respectively. No other country or single customer generates over 10% of total product net sales. Other specialty pharmaceutical product net sales primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005.
        Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Net Sales by Product Line
(in millions)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$403.4	$358.1	$1,144.5	$981.1
Botox®/Neuromodulators	237.7	214.8	709.1	603.6
Skin Care	34.3	33.0	95.7	93.2

	675.4	605.9	1,949.3	1,677.9
Other	—	0.2	—	46.4

Total specialty pharmaceuticals	675.4	606.1	1,949.3	1,724.3

Medical Devices:
Breast Aesthetics	54.1	—	118.7	—
Health	47.1	—	92.9	—
Fillers	15.1	—	33.0	—

Total medical devices	116.3	—	244.6	—

Total product net sales	$791.7	$606.1	$2,193.9	$1,724.3

Geographic Information

Product Net Sales
(in millions)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
United States (a)	$538.0	$417.9	$1,480.0	$1,124.0
Europe	137.7	98.6	399.9	300.6
Latin America	46.4	32.5	122.0	91.2
Asia Pacific	39.8	35.1	106.7	102.9
Other	28.2	21.9	82.5	62.9

	790.1	606.0	2,191.1	1,681.6
Manufacturing operations (a)	1.6	0.1	2.8	42.7

Total product net sales	$791.7	$606.1	$2,193.9	$1,724.3

(a)	Management is in the process of integrating and merging the acquired Inamed operations. As a result, amounts reported in the three and nine month periods ended September 29, 2006 reflect certain reclassifications between United States and manufacturing operations, compared to amounts previously reported in the Company’s notes to its unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2006.

Long-Lived Assets
(in millions)	September 29,	December 31,
	2006	2005
United States	$2,983.7	$209.2
Europe	15.5	21.3
Latin America	17.7	18.0
Asia Pacific	1.8	2.0
Other	0.3	0.4

	3,019.0	250.9
Manufacturing operations	248.7	214.2
General corporate	210.8	204.9

Total	$3,478.5	$670.0

        The increase in long-lived assets at September 29, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill and intangible assets related to the Inamed acquisition are reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill and intangible assets or assigned regional management responsibility for these assets. Once management responsibility is assigned, the assets will be reflected in their respective geographical locations.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.     Contingent Non-Income Taxes in Brazil
        The Company is currently involved in a longstanding administrative matter in Brazil related to the payment of certain sales taxes. This matter relates to a claim for tax credits taken by the Company for taxes previously paid that were determined to result from an illegal temporary increase in the applicable tax rate. Although the tax rate increase was ruled by the Brazilian Federal Supreme Court to be unconstitutional, the taxing authority has asserted that the Company does not have the ability to claim the credit for its own account rather than for the benefit of its customers who originally paid the tax to the Company upon purchasing the Company’s products. During the second quarter of 2006, the Company recorded an estimated liability for unpaid taxes, including interest and penalties, of approximately $4.8 million, which is recorded in “Other, net” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 29, 2006. During October 2006, the relevant sales tax laws in Brazil were changed to provide a temporary amnesty program for the payment of disputed taxes. This amnesty program provides certain statutory relief for interest and penalties. In the fourth fiscal quarter of 2006, the Company intends to take advantage of this change in tax law and expects to reverse approximately $2.1 million of the previously recorded $4.8 million estimated liability for unpaid taxes.
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
        During March 2006 and April 2006, holders of the Company’s zero coupon convertible senior notes due 2022 (2022 Notes) began to exercise the conversion feature of the 2022 Notes. In May 2006, the Company announced its intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, the Company was required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of Allergan common stock. The Company exercised its option to pay the remainder of the conversion value in shares of Allergan common stock. In connection with the conversion, Allergan paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 2.1 million shares of Allergan common stock for the remainder of the conversion value. In

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006, the Company paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.
17.     Subsequent Event
        On October 31, 2006, the Company agreed to acquire all of the outstanding capital stock of Groupe Cornéal Laboratoires and its subsidiaries (Cornéal) from its controlling stockholder, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Cornéal. The Company agreed to purchase the shares of Cornéal for an aggregate purchase price of EUR 170,000,000, decreased by the amount of debt and transaction expenses assumed by the Company and increased by the cash and marketable securities held by Cornéal at the last day of the calendar month ending immediately prior to the closing date. Completion of the transaction is subject to the receipt of the approval of the German Federal Cartel Office and the Spanish competition authorities. The acquisition consideration will be all cash, funded from current cash and equivalents balances and the Company’s committed long-term credit facility. The transaction is expected to close during the first quarter of 2007.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006
        This financial review presents our operating results for the three and nine month periods ended September 29, 2006 and September 30, 2005, and our financial condition at September 29, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss some of these risks, uncertainties and other factors throughout this report and provide a reference to additional risks under the caption “Risk Factors” in Item 1A of Part II below. In addition, the following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 29, 2006 and our audited consolidated financial statements and related notes for the year ended December 31, 2005.
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
  Revenue Recognition
        We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to the customer. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. A portion of our revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use. For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and we periodically review consignment inventories to confirm the accuracy of customer reporting. FDA regulations require tracking the sales of all implanted products.
        We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.7 million and $1.8 million at September 29, 2006 and December 31, 2005, respectively. Provisions for cash discounts deducted from consolidated sales in the three month periods ended September 29, 2006 and September 30, 2005 were $8.1 million and $7.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the nine month periods ended September 29, 2006 and September 30, 2005 were $23.2 million and $19.7 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. We do not provide a right of return on our facial aesthetics product line. Allowances for returns are provided for based upon our historical patterns of returns matched against the sales from which they originated, and management’s evaluation of specific factors that increase the risk of returns. The amount of allowances for sales returns accrued at September 29, 2006 and December 31, 2005 were $14.2 million and $5.1 million, respectively. The increase in the allowance for sales returns at September 29, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Provisions for sales returns deducted from consolidated sales for the three month periods ended September 29, 2006 and September 30, 2005 were $44.4 million and $8.5 million, respectively. Provisions for sales returns deducted from consolidated sales for the nine month periods ended September 29, 2006 and September 30, 2005 were $102.4 million and $21.7 million, respectively. The increase in the provisions for sales returns for the three and nine month periods ended September 29, 2006 compared to the same periods in 2005 was due to the acquired Inamed medical device products, primarily breast implants, which

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
have a significantly higher rate of return than our pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.
        Additionally, we participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at September 29, 2006 and December 31, 2005 were $75.1 million and $71.9 million, respectively. The $3.2 million increase in the amount accrued for sales rebates and other incentive programs is primarily due to a difference in the timing of when payments were made against accrued amounts at September 29, 2006 compared to December 31, 2005, and an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the three month periods ended September 29, 2006 and September 30, 2005 were $38.9 million and $35.5 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales for the nine month periods ended September 29, 2006 and September 30, 2005 were $132.0 million and $123.4 million, respectively. The increase in the provision for sales rebates and other incentive programs during the first nine months of 2006 compared to the first nine months of 2005 is also primarily due to an increase in the ratio of U.S. pharmaceutical product sales, principally eye care pharmaceutical products, which are subject to such rebates and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products generally results in a higher ratio of provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
        We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not culminated.
  Pensions
        We sponsor various pension plans in the United States and abroad in accordance with local laws and regulations. Our U.S. pension plans account for a large majority of our aggregate pension plans’ net periodic benefit costs and projected benefit obligations. In connection with our pension plans, we use certain actuarial assumptions to

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
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
        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pensions and Other Postretirement Benefits (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) FASB Statement No. 87, Employers’ Accounting for Pensions and (ii) FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. This change in balance sheet reporting is effective for fiscal years ending after December 15, 2006 for public companies, which is our fiscal year 2006. SFAS No. 158 also eliminates the ability to use an early measurement date, commencing with fiscal years ending after December 15, 2008, which is our fiscal year 2008. We will adopt the balance sheet reporting provisions of SFAS No. 158 during our fourth fiscal quarter 2006. We are currently in the process of evaluating the potential impact of adopting SFAS No. 158 on our consolidated financial statements.
  Share-Based Payments
        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        We adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not retrospectively revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that were outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
        Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three month period ended September 29, 2006 was $16.1 million, which consisted of compensation related to employee and director stock options of $11.1 million, employee and director restricted share awards of $2.4 million, and $2.6 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under SFAS No. 123R for the nine month period ended September 29, 2006 was $48.0 million, which consisted of compensation related to employee and director stock options of $32.5 million, employee and director restricted share awards of $7.2 million, and $8.3 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the three month period ended September 30, 2005 was $2.9 million, which consisted of compensation related to employee and director restricted share awards of $0.8 million and $2.1 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the nine month period ended September 30, 2005 was $9.9 million, which consisted of compensation related to employee and director restricted share awards of $3.0 million and $6.9 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during the three and nine month periods ended September 30, 2005 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $5.7 million and $17.2 million for the three and nine month periods ended September 29, 2006, respectively. The income tax benefit related to recognized share-based compensation was $1.1 million and $3.6 million for the three and nine month periods ended September 30, 2005, respectively.
        We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R, we used an estimated stock price volatility based on the Company’s five year historical average. Upon adoption of SFAS No. 123R, we changed our estimated volatility calculation to an equal weighting of our ten year historical average and the average implied volatility of at-the-money options traded in the open market. We believe the current method provides a more accurate estimate of stock price volatility over the expected life of the share-based awards. Employee stock option exercise behavior is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
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
        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (APIC Pool) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
  Income Taxes
        Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development, or R&D, tax credits available in the United States and other jurisdictions. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against our deferred tax assets were $22.7 million and $44.1 million at September 29, 2006 and December 31, 2005, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at September 29, 2006 compared to December 31, 2005 is primarily due to a $17.2 million reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable. As a result of this determination, we have filed a refund claim for a prior year with the United States Internal Revenue Service. This refund claim relates to the deductibility of certain capitalized intangible assets associated with our retinoid portfolio that we transferred to a third party in 2004. The balance of the net decrease in the valuation allowance at September 29, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States, and the abandonment of certain intangible assets for Tazarotene Oral technologies that will result in a current tax deduction, partially offset by an increase in valuation allowances due to the Inamed acquisition. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from our estimates.
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
        During the first nine months of 2006, we reduced our estimated income taxes payable and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. We increased our estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, by $1.2 million and reduced our related provision for income taxes. We decreased the expected income taxes payable and related provision for income taxes by $2.8 million, due to a change in the amount of estimated income taxes related to the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States. We also increased the estimated income taxes payable and related provision for income taxes by $3.9 million for a previously filed income tax return currently under examination.
  Purchase Price Allocation
        The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
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
OPERATIONS
        Headquartered in Irvine, California, we are a technology-driven, global health care company that discovers, develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, facial aesthetics, medical dermatological, breast aesthetics, obesity intervention and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetic-related pharmaceuticals, and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We employ approximately 6,642 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 29, 2006 and September 30, 2005:

	Three months ended
	September 29,	September 30,	Change in Net Product Sales			Percent Change in Net Product Sales
(in millions)	2006	2005	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$403.4	$358.1	$45.3	$41.3	$4.0	12.7%	11.5%	1.2%
Botox/Neuromodulator	237.7	214.8	22.9	20.4	2.5	10.7%	9.5%	1.2%
Skin Care	34.3	33.0	1.3	1.2	0.1	3.9%	3.6%	0.3%

Subtotal Pharmaceuticals	675.4	605.9	69.5	62.9	6.6	11.5%	10.4%	1.1%
Other*	—	0.2	(0.2)	(0.2)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	675.4	606.1	69.3	62.7	6.6	11.4%	10.3%	1.1%
Medical Devices:
Breast Aesthetics	54.1	—	54.1	54.1	—	—%	—%	—%
Health	47.1	—	47.1	47.1	—	—%	—%	—%
Fillers	15.1	—	15.1	15.1	—	—%	—%	—%

Total Medical Devices	116.3	—	116.3	116.3	—	—%	—%	—%

Total net product sales	$791.7	$606.1	$185.6	$179.0	$6.6	30.6%	29.5%	1.1%

Domestic net product sales	68.1%	69.0%
International net product sales	31.9%	31.0%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$80.0	$75.1	$4.9	$4.0	$0.9	6.5%	5.3%	1.2%
Lumigan	86.4	72.8	13.6	12.4	1.2	18.7%	17.1%	1.6%
Other Glaucoma	3.4	4.7	(1.3)	(1.4)	0.1	(27.3)%	(29.8)%	2.5%
Restasis	69.3	54.0	15.3	15.3	—	28.1%	28.1%	—%

	Nine months ended
	September 29,	September 30,	Change in Net Product Sales			Percent Change in Net Product Sales
(in millions)	2006	2005	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,144.5	$981.1	$163.4	$160.9	$2.5	16.7%	16.4%	0.3%
Botox/Neuromodulator	709.1	603.6	105.5	103.3	2.2	17.5%	17.1%	0.4%
Skin Care	95.7	93.2	2.5	2.4	0.1	2.7%	2.6%	0.1%

Subtotal Pharmaceuticals	1,949.3	1,677.9	271.4	266.6	4.8	16.2%	15.9%	0.3%
Other*	—	46.4	(46.4)	(46.4)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	1,949.3	1,724.3	225.0	220.2	4.8	13.0%	12.8%	0.2%
Medical Devices:
Breast Aesthetics	118.7	—	118.7	118.7	—	—%	—%	—%
Health	92.9	—	92.9	92.9	—	—%	—%	—%
Fillers	33.0	—	33.0	33.0	—	—%	—%	—%

Total Medical Devices	244.6	—	244.6	244.6	—	—%	—%	—%

Total net product sales	$2,193.9	$1,724.3	$469.6	$464.8	$4.8	27.2%	27.0%	0.2%

Domestic net product sales	67.6%	67.7%
International net product sales	32.4%	32.3%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$221.2	$206.1	$15.1	$14.8	$0.3	7.3%	7.2%	0.1%
Lumigan	241.0	196.3	44.7	44.4	0.3	22.8%	22.6%	0.2%
Other Glaucoma	12.0	13.7	(1.7)	(1.6)	(0.1)	(12.0)%	(12.3)%	0.3%
Restasis	201.0	137.6	63.4	63.3	0.1	46.0%	45.9%	0.1%
* Other specialty pharmaceuticals sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005.
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

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        The following table presents operating income (loss) for each reportable segment for the three and nine month periods ended September 29, 2006 and September 30, 2005 and a reconciliation of our segments operating income to consolidated operating income (loss):

(in millions)	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Operating income (loss):
Specialty pharmaceuticals	$235.6	$188.8	$641.9	$552.0
Medical devices	36.7	—	88.6	—

Total segments	272.3	188.8	730.5	552.0
General and administrative expenses, other indirect costs and other adjustments	122.9	29.1	271.4	105.0
In-process research and development	—	—	579.3	—
Amortization of acquired intangible assets (a)	19.6	—	39.1	—
Restructuring charges	8.6	(0.1)	17.1	37.6

Total operating income (loss)	$121.2	$159.8	$(176.4)	$409.4

(a) Represents amortization of identifiable intangible assets related to the Inamed acquisition.
        Product net sales. The $185.6 million increase in product net sales in the third quarter of 2006 compared to the third quarter of 2005 primarily resulted from $116.3 million of medical device segment product net sales following the Inamed acquisition and an increase of $69.3 million in our specialty pharmaceuticals product net sales. The increase in specialty pharmaceutical product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines.
        Eye care pharmaceuticals sales increased in the third quarter of 2006 compared to the third quarter of 2005 primarily because of strong growth in sales of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, an increase in sales of Combigan™, and an increase in new product sales of Alphagan® P 0.1%, our recently introduced next generation of Alphagan® for the treatment of glaucoma that was launched in the United States in the first quarter of 2006. This increase in sales was partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand, the small cannibalization effect from our newly launched Alphagan® P 0.1% product and the negative effect of generic Alphagan® competition in the third quarter of 2006 compared to the third quarter of 2005, and lower sales of other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceutical sales was due to a shift in mix to a higher percentage of higher priced products and volume changes. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to nine percent, effective January 22, 2006. We increased the published U.S. list price for Lumigan® by five percent, Restasis® by seven percent, Alphagan® P 0.15% by five percent and Zymar® by seven percent. This increase in prices had a subsequent positive net effect on our U.S. sales, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 29, 2006, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
        Botox® sales increased in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of strong growth in demand in the United States and in international markets, excluding Japan, for both cosmetic and therapeutic use. Effective January 1, 2006, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2006, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for cosmetic use in Europe, especially in the U.K., Germany and Benelux, and to a lesser degree, France and Spain, as well as a strong increase in sales of Botox® in smaller distributor markets serviced by our European export sales group. This increase in international Botox® sales was partially offset by a decrease in international sales of Botox® for therapeutic use in Japan where we recently shifted to a third party license and distribution business model as a result of our long-term agreement with GlaxoSmithKline. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
        Skin care sales increased slightly in the third quarter of 2006 compared to the third quarter of 2005 primarily due to higher sales of Tazorac® and Prevage™. Net sales of Tazorac®, Zorac® and Avage® increased $0.4 million, or 1.5%, to $26.4 million in the third quarter of 2006, compared to $26.0 million in the third quarter of 2005. The increase in sales of Tazorac®, Zorac® and Avage® resulted primarily from our increasing the published U.S. list price for these products by nine percent effective January 14, 2006.
        Foreign currency changes increased product net sales by $6.6 million in the third quarter of 2006 compared to the third quarter of 2005, primarily due to the strengthening of the euro, British pound, Canadian dollar and Brazilian real, partially offset by the weakening of other Asian and Latin America currencies compared to the U.S. dollar.
        The $469.6 million increase in product net sales in the first nine months of 2006 compared to the same period of 2005 primarily resulted from the same factors discussed above with respect to the increase in product net sales in the third quarter of 2006. In addition, net sales of eye care pharmaceuticals benefited from strong sales growth of Zymar®, a newer anti-infective, in the first nine months of 2006 compared to the first nine months of 2005. This increase in sales of eye care pharmaceuticals was partially offset by a decrease in sales of Acular®, our older generation anti-inflammatory, in the first nine months of 2006 compared to the same period of 2005. This increase in total net sales in the first nine months of 2006 compared to the same period of 2005 was partially offset by a decrease in other specialty pharmaceutical sales, primarily consisting of contract sales to AMO that terminated as scheduled in June 2005.
        Product net sales from the acquired Inamed medical device products were $244.6 million in the first nine months of 2006. In addition, net sales of Tazorac®, Zorac® and Avage® increased $2.9 million, or 4.4%, to $70.3 million in the first nine months of 2006 compared to $67.4 million in the first nine months of 2005.
        Foreign currency changes increased product net sales by $4.8 million in the first nine months of 2006 compared to the same period of 2005, primarily due to the strengthening of the Canadian dollar and Brazilian real, partially offset by the weakening of the euro and Australian dollar compared to the U.S. dollar.
        The decrease in the percentage of U.S. sales as a percentage of total product net sales during the third quarter of 2006 compared to the same period in 2005 was primarily attributable to a decrease in U.S. eye care pharmaceuticals sales as a percentage of total pharmaceuticals product net sales and the impact of sales of medical device products, which have a lower percentage of U.S. sales as a percentage of total product net sales compared to our pharmaceutical products. The decrease in the percentage of U.S. sales as a percentage of total product net sales during the first nine months of 2006 compared to the same period in 2005 was primarily attributable to the impact of sales of medical device products, partially offset by an increase in U.S. Botox® and eye care pharmaceuticals sales as a percentage of total pharmaceuticals product net sales.
        Other revenues. Other revenues increased $9.7 million to $15.1 million in the third quarter of 2006 compared to $5.4 million in the third quarter of 2005. In the third quarter of 2006, other revenues include $6.1 million of royalty income earned primarily from sales of Botox® in Japan by GlaxoSmithKline, or GSK, under a license agreement and other miscellaneous royalty agreements. Other revenues in the third quarter of 2006 also include $9.0 million of reimbursement income, earned primarily from services provided in connection with contractual agreements related to the development and promotion of Botox® in Japan and China and the co-promotion of GSK’s products Imitrex STATdose System® and Amerge® in the United States to neurologists, the development of Posurdex® for the

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
ophthalmic specialty market in Japan, and services performed under a co-promotion agreement for a third-party skin care product.
        Other revenues increased $28.4 million to $40.3 million in the first nine months of 2006 compared to $11.9 million in the first nine months of 2005. In the nine month period ended September 29, 2006, other revenues include $14.7 million of royalty income earned primarily from sales of Botox® in Japan by GSK and over-the-counter skin care products by a licensee in the United States and other miscellaneous royalty agreements, and $25.6 million of reimbursement income.
        Cost of sales. Our cost of sales as a percentage of product net sales for the third quarter of 2006 was 21.2%, which represents a 5.7 percentage point increase from our cost of sales percentage of 15.5% for the third quarter of 2005. Our cost of sales percentage increased in the third quarter of 2006 compared to the third quarter of 2005, primarily as a result of sales of the acquired Inamed medical device products, which have a higher cost of sales percentage than our pharmaceutical sales, and an incremental cost of sales of $23.9 million associated with the Inamed purchase accounting fair-market value inventory adjustment rollout. The Inamed purchase accounting inventory adjustment was fully recognized by the end of the third quarter of 2006. As a result, we expect to report a decrease in our cost of sales as a percentage of product net sales in the fourth quarter of 2006 compared to the third quarter of 2006. Cost of sales in dollars increased in the third quarter of 2006 compared to the third quarter of 2005 by $73.5 million, or 78.0%, primarily as a result of the 30.6% increase in sales and increase in the mix of medical device product net sales.
        Our cost of sales percentage for the nine month period ended September 29, 2006 was 19.7% of product net sales, which represents a 2.6 percentage point increase from our cost of sales percentage of 17.1% for the nine month period ended September 30, 2005. Our cost of sales percentage increased in the first nine months of 2006 compared to the first nine months of 2005, primarily as a result of sales of the acquired Inamed medical device products and an incremental cost of sales of $47.9 million associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, partially offset by the $46.4 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which had a significantly higher cost of sales percentage than our pharmaceutical sales. Cost of sales in dollars increased in the first nine months of 2006 compared to the first nine months of 2005 by $138.9 million, or 47.2%, primarily as a result of the 27.2% increase in sales and increase in the mix of medical device product net sales.
        Selling, general and administrative. Selling, general and administrative expenses were $364.0 million, or 46.0% of product net sales, in the third quarter of 2006 compared to $243.0 million, or 40.1% of product net sales, in the third quarter of 2005. The increase in selling, general and administrative expense dollars in the third quarter of 2006 compared to the third quarter of 2005 primarily resulted from the Inamed acquisition, an increase in selling expenses and marketing expenses, principally personnel costs driven by an expansion of our Botox® and glaucoma products sales forces to support the increase in consolidated product sales, especially for Restasis®, Lumigan®, Combigan™, Botox® and Botox® Cosmetic, and co-promotion costs related to our agreement with GSK to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States. Selling, general and administrative expenses also increased due to a $28.5 million contribution to The Allergan Foundation, an increase in employee bonus incentive compensation costs, $4.9 million of integration and transition costs related to the Inamed acquisition, an additional $7.8 million in costs associated with stock option expensing in the third quarter of 2006, and higher other general and administrative expenses. This increase in selling, general and administrative expenses was partially offset by a decline in promotion expenses in the third quarter of 2006 compared to the third quarter of 2005, primarily due to a decrease in direct-to-consumer advertising and other promotion costs. Selling, general and administrative expenses also increased in the third quarter of 2006 compared to the third quarter of 2005 due to a $7.9 million pre-tax gain in the third quarter of 2005 resulting from the sale of our contact lens care and surgical products distribution business in India to a subsidiary of AMO and a $5.8 million pre-tax gain in the third quarter of 2005 resulting from our sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland. As a percentage of product net sales, selling, general and administrative expenses increased in the third quarter of 2006 compared to the third quarter of 2005, due primarily to higher selling expenses and general and administrative costs, which includes the $28.5 million contribution to The Allergan Foundation, as a percentage of product net sales, partially offset by lower promotion expenses as a percentage of product net sales.
        Selling, general and administrative expenses for the first nine months of 2006 were $975.4 million, or 44.5% of product net sales, compared to $701.1 million or 40.7% of product net sales, in the comparable 2005 period. The

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
increase in selling, general and administrative expense dollars in the first nine months of 2006 compared to the first nine months of 2005 primarily resulted from the same factors discussed above with respect to the increase in selling, general and administrative expense dollars in the third quarter of 2006 compared to the third quarter of 2005, except that promotion costs were relatively unchanged in the first nine months of 2006 compared to the same period in 2005. Integration and transition costs related to the March 2006 Inamed acquisition totaled $14.6 million and additional costs associated with stock option expensing totaled $22.6 million in the first nine months of 2006. Selling, general and administrative expenses also increased in the first nine months of 2006 due to a $3.7 million increase in transition related and duplicate operating expenses associated with the restructuring and streamlining of our European operations, including a loss of $3.4 million on the sale of our Mougins, France facility, and higher legal costs related to various patent and trademark infringement lawsuits and general corporate legal matters. As a percentage of product net sales, selling, general and administrative expenses increased in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of the same factors discussed above with respect to the third quarter of 2006.
        Research and development. Research and development expenses were $120.4 million, or 15.2% of product net sales, in the third quarter of 2006 compared to $109.5 million, or 18.1% of product net sales, in the third quarter of 2005. Research and development spending increased in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines, partially offset by a decline in spending for our skin care product line, increased spending for new pharmaceutical technologies, the addition of expenses associated with the acquired Inamed medical devices and $2.6 million of additional costs associated with stock option expensing. Included in our spending for research and development in the third quarter of 2005 is approximately $10.4 million, consisting of $7.4 million in costs associated with two new third party technology license and development agreements associated with in-process technologies and $3.0 million related to the buy-out of a license agreement with Johns Hopkins University associated with ongoing Botox® research activities. Spending increases in the third quarter of 2006 compared to the third quarter of 2005 were primarily driven by an increase in clinical trial costs associated with our Posurdex® technology and certain Botox® indications for overactive bladder, migraine headache and benign prostatic hypertrophy.
        For the nine month period ended September 29, 2006, research and development expenses were $930.1 million, or 42.4% of product net sales, compared to $281.5 million, or 16.3% of product net sales, in the comparable 2005 period. For the nine month period ended September 29, 2006, research and development expenses include a charge of $579.3 million, which represents an estimate of the fair value of purchased in-process technology for projects that, as of the Inamed acquisition date (March 23, 2006), had not reached technical feasibility and had no alternative future uses in their current state. Excluding the effect of the $579.3 million in-process research and development charge in the first nine months of 2006, research and development spending increased by $69.3 million to $350.8 million, or 16.0% of product net sales, compared to $281.5 million, or 16.3% of product net sales, in the comparable 2005 period. Research and development spending increased in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of the same factors discussed above with respect to the third quarter of 2006. In addition, research and development expense for the nine month period ended September 29, 2006 includes $7.8 million of additional costs associated with stock option expensing.
        Amortization of acquired intangible assets. Amortization of acquired intangible assets increased $19.8 million in the third quarter of 2006 to $24.9 million from $5.1 million in the third quarter of 2005. This increase is primarily due to $19.6 million of amortization of intangible assets related to the Inamed acquisition. Amortization of intangible assets increased $42.5 million in the nine month period ended September 29, 2006 to $54.8 million from $12.3 million in the nine month period ended September 30, 2005. This increase is primarily due to $39.1 million of amortization of intangible assets related to the Inamed acquisition and increased amortization of licensing intangible assets associated with a royalty buy-out agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease.
        Restructuring charges. Restructuring charges increased $8.7 million in the third quarter of 2006 to $8.6 million from a restructuring charge reversal of $0.1 million in the third quarter of 2005. The increase in restructuring charges in the third quarter of 2006 is due primarily to restructuring charges related to our Inamed operations and an increase in restructuring charges related to the streamlining of our European operations. Restructuring charges

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
decreased $20.5 million in the nine month period ended September 29, 2006, to $17.1 million from $37.6 million in the nine month period ended September 30, 2005. The decrease in restructuring charges in the nine month period ended September 29, 2006 is due primarily to a reduction in restructuring charges related to the streamlining of our European operations and a decrease in restructuring charges related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics, partially offset by restructuring charges related to our Inamed operations.
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
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 49 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.
        Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. We began to record these costs in the second quarter of 2006 and expect to continue to incur them up through and including the fourth quarter of 2007.
        We also expect to pay an additional amount of approximately $5.0 million to $7.0 million for taxes related to intercompany transfers of trade businesses and net assets, which will generally be capitalized and amortized over the expected lives of the underlying assets.
        During the three and nine month periods ended September 29, 2006, we recorded pre-tax restructuring charges of $6.4 million and $8.1 million, respectively, primarily consisting of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Inamed operations. During the three and nine month periods ended September 29, 2006, we recorded $5.1 million and $15.5 million, respectively, of integration and transition costs associated with the Inamed integration. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs for the three month period ended September 29, 2006 consisted of $0.2 million in cost of sales and $4.9 million in selling, general and administrative expenses. Integration and transition costs for the nine month period ended September 29, 2006 consisted of $0.7 million in cost of sales, $14.6 million in selling, general and administrative expenses and $0.2 million in research and development expenses. During the three month period ended September 29, 2006, we also paid $0.8 million for income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        The following table presents the cumulative restructuring activities related to the Inamed operations through September 29, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during the nine month period ended September 29, 2006	$4.2	$3.9	$8.1
Spending	(1.0)	(0.3)	(1.3)

Balance at September 29, 2006 (included in Other accrued expenses)	$3.2	$3.6	$6.8

        Restructuring and Streamlining of Operations in Japan
        On September 30, 2005, we entered into a long-term agreement with GlaxoSmithKline, or GSK, to develop and promote our Botox® product in Japan and China. Under the terms of this agreement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, we initiated a plan in October 2005 to restructure and streamline our operations in Japan. We substantially completed the restructuring activities as of June 30, 2006. As of September 29, 2006, we recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in the nine month period ended September 29, 2006).
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
        As of September 29, 2006, we substantially completed the restructuring and streamlining of our European operations and recorded cumulative pre-tax restructuring charges of $37.0 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. Additionally, we have incurred cumulative transition/duplicate operating expenses of $11.8 million as of September 29, 2006. Transition expenses relate primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees.
        During the three and nine month periods ended September 29, 2006, we recorded $2.0 million and $8.1 million, respectively, of restructuring charges related to our European operations. For the three month period ended September 29, 2006, we recorded $0.3 million of transition/duplicate operating expenses, consisting of $0.2 million in selling, general and administrative expenses and $0.1 million in research and development expenses. For the nine month period ended September 29, 2006, we recorded $2.8 million of transition/duplicate operating expenses, consisting of $2.3 million in selling, general and administrative expenses and $0.5 million in research and development expenses. Additionally, during the nine month period ended September 29, 2006, we recorded a $3.4 million loss related to the sale of our Mougins, France facility, which was included in selling, general and administrative expenses.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        The following table presents the cumulative restructuring activities related to our European operations through September 29, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)
Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during the nine month period ended September 29, 2006	4.1	4.0	8.1
Spending	(11.0)	(0.8)	(11.8)

Balance at September 29, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$8.3	$3.2	$11.5

        Termination of Manufacturing and Supply Agreement with Advanced Medical Optics
        In October 2004, our Board of Directors approved certain restructuring activities related to the scheduled termination in June 2005 of our manufacturing and supply agreement with Advanced Medical Optics, or AMO, which we spun-off in June 2002. Under the manufacturing and supply agreement, which was entered into in connection with the AMO spin-off, we agreed to manufacture certain contact lens care products and VITRAX, a surgical viscoelastic, for AMO for a period of up to three years ending in June 2005. As part of the scheduled termination of the manufacturing and supply agreement, we eliminated certain manufacturing positions at our Westport, Ireland; Waco, Texas; and Guarulhos, Brazil manufacturing facilities.
        As of December 31, 2005, we substantially completed all activities related to the termination of the manufacturing and supply agreement. As of September 29, 2006, we recorded cumulative pre-tax restructuring charges of $22.9 million ($7.1 million in 2004, $14.5 million in 2005 and $1.3 million in 2006).
        Operating income (loss). Our consolidated operating income in the third quarter of 2006 was $121.2 million compared to consolidated operating income of $159.8 million in the third quarter of 2005. The $38.6 million decrease in consolidated operating income was due primarily to the $73.5 million increase in cost of sales, $10.9 million increase in research and development expenses, $121.0 million increase in selling, general and administrative expenses, $19.8 million increase in amortization of acquired intangible assets and $8.7 million increase in restructuring charges, partially offset by the $195.3 million increase in total revenues.
        Our specialty pharmaceuticals segment operating income in the third quarter of 2006 was $235.6 million compared to operating income of $188.8 million for the third quarter of 2005. The $46.8 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by increases in cost of sales, selling and marketing expenses, primarily due to increased personnel costs, for specialty pharmaceuticals products and an increase in research and development expenses.
        The increase in our medical device segment operating income of $36.7 million for the three month period ended September 29, 2006 was due to the Inamed acquisition.
        Our consolidated operating loss in the first nine months of 2006 was $176.4 million compared to consolidated operating income of $409.4 million for the first nine months of 2005. The $585.8 million decrease in consolidated operating income was due primarily to the $138.9 million increase in cost of sales, $648.6 million increase in research and development expenses, including the in-process research and development charge of $579.3 million, $274.3 million increase in selling, general and administrative expenses and $42.5 million increase in amortization of acquired intangible assets, partially offset by the $498.0 million increase in total revenues and $20.5 million decrease in restructuring charges.
        Our specialty pharmaceuticals segment operating income for the nine month period ended September 29, 2006 was $641.9 million compared to operating income of $552.0 million for the nine month period ended September 30,

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
2005. The $89.9 million increase in specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2006.
        The increase in our medical device segment operating income of $88.6 million for the nine month period ended September 29, 2006 was due to the Inamed acquisition.
        Non-operating income (expense). Total net non-operating expenses in the third quarter of 2006 were $0.5 million compared to net non-operating income of $12.8 million in the third quarter of 2005. Interest income in the third quarter of 2006 was $12.8 million compared to interest income of $11.4 million in the third quarter of 2005. The increase in interest income in the third quarter of 2006 was primarily due to an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.60%, partially offset by lower average cash equivalent balances earning interest of approximately $35 million in the third quarter of 2006 compared to the same period in 2005. Interest income in the third quarter of 2005 also included the recognition of $2.1 million of statutory interest income related to the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest expense increased $13.5 million to $11.9 million in the third quarter of 2006 compared to a negative amount of $1.6 million in the third quarter of 2005. The increase in interest expense is primarily due to an increase in borrowings to fund part of the cash portion of the Inamed purchase price, partially offset by a $4.3 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues. Included in the negative interest expense of $1.6 million in the third quarter of 2005 was a reversal of $6.5 million of previously accrued statutory interest expense associated with a reduction in accrued income taxes payable related to the resolution of several significant uncertain income tax audit issues.
        We recorded a net unrealized gain on derivative instruments of $0.2 million in the third quarter of 2006 compared to a net unrealized loss of $0.2 million in the third quarter of 2005. We record as “Unrealized gain (loss) on derivative instruments, net” the mark to market adjustments on our outstanding foreign currency options, which we enter into to reduce the volatility of expected earnings in currencies other than U.S. dollars. We recorded $0.1 million and $0.8 million for gains on the sale of third party equity investments in the third quarter of 2006 and 2005, respectively. Other, net expense was $1.7 million in the third quarter of 2006 compared to Other, net expense of $0.8 million in the third quarter of 2005. Other, net includes net realized losses from foreign currency transactions of $1.4 million and $1.1 million for the third quarter of 2006 and 2005, respectively.
        Total net non-operating expenses in the first nine months of 2006 were $13.7 million compared to net non-operating income of $20.3 million in the first nine months of 2005. Interest income in the first nine months of 2006 was $34.3 million compared to interest income of $23.0 million in the first nine months of 2005. The increase in interest income in the first nine months of 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $186 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.71% in the first nine months of 2006 compared to the same period in 2005. The increase in interest income in the first nine months of 2006 was partially offset by a $4.9 million reversal of previously recognized estimated statutory interest income related to a matter involving the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest income in the first nine months of 2005 includes the recognition of $2.1 million of statutory interest income as discussed in the analysis of the third quarter of 2005. Interest expense increased $32.7 million to $40.2 million in the first nine months of 2006 compared to $7.5 million in the first nine months of 2005, primarily due to an increase in borrowings to fund part of the cash portion of the Inamed purchase price and the write-off of unamortized debt origination fees of $4.4 million due to the redemption of our zero coupon convertible senior notes due 2022, partially offset by a $4.9 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues. Interest expense in the first nine months of 2005 includes a $6.5 million reversal of statutory interest expense, as discussed in the analysis of the third quarter.
        During the first nine months of 2006, we recorded a net unrealized loss on derivative instruments of $1.0 million compared to a net unrealized gain of $1.0 million in the same period of 2005. We recorded $0.3 million and $0.8 million for gains on the sale of third party equity investments in the first nine months of 2006 and 2005, respectively. Other, net expense was $7.1 million in the first nine months of 2006 compared to Other, net income of

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
$3.0 million in the same period of 2005. In the first nine months of 2006, Other, net includes $4.8 million of accrued costs for a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $2.5 million. In the first nine months of 2005, Other, net includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $1.5 million.
        Income taxes. Our effective tax rate for the third quarter of 2006 was 11.8%. Included in our operating income in the third quarter of 2006 is a pre-tax charge of $28.5 million for a contribution to The Allergan Foundation, for which we recorded an income tax benefit of $11.3 million. Included in the provision for income taxes in the third quarter of 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable. As a result of this determination, we have filed a refund claim for a prior year with the United States Internal Revenue Service. The refund claim relates to the deductibility of certain capitalized intangible assets associated with our retinoid portfolio that we transferred to a third party in 2004. Also included in the provision for income taxes in the third quarter of 2006 is a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination, and a provision for income taxes of $0.8 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the pre-tax charge of $28.5 million for the contribution to The Allergan Foundation and related income tax benefit of $11.3 million, and the net benefit of $15.3 million for the other income tax items discussed above in the analysis of the effective income tax rate of the third quarter of 2006, our adjusted effective tax rate for the third quarter of 2006 was 27.4%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities.
        Our effective tax rate for the first nine months of 2006 was 38.9%. Included in our operating loss in the first nine months of 2006 are pre-tax charges of $579.3 million for in-process research and development associated with our Inamed acquisition and $28.5 million for a contribution to The Allergan Foundation. We did not record any income tax benefit for the in-process research and development charges and recorded an income tax benefit of $11.3 million for the contribution to The Allergan Foundation. Included in the provision for income taxes in the first nine months of 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable. Also included in the provision for income taxes in the first nine months of 2006 is a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $0.8 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the pre-tax charges of $579.3 million for in-process research and development and $28.5 million for the contribution to The Allergan Foundation, and the total income tax benefit of $42.3 million for the income tax items discussed above in the analysis of the effective tax rate for the first nine months of 2006, our adjusted effective tax rate for the first nine months of 2006 was 27.8%.
        Our effective tax rates for the third quarter and the first nine months of 2005 were 11.5% and 38.0%, respectively, our full year 2005 effective tax rate was 32.1% and our full year 2005 adjusted effective tax rate was 27.5%. Included in our operating income in fiscal year 2005 are pre-tax restructuring charges of $43.8 million, transition/duplicate operating expenses associated with the European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition/duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India and $0.6 million

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
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

        The increase in our adjusted effective tax rate to 27.8% in the first nine months of 2006 compared to our full year 2005 adjusted effective tax rate of 27.5% is primarily due to the negative impact from the expiration of federal research and development tax credits in the United States beginning in 2006 and an increase in the mix of our

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
earnings in higher tax rate jurisdictions, which includes nine months of estimated operating results from our Inamed acquisition, which generally have a higher effective tax rate than our pharmaceutical operations. The increase in our adjusted effective tax rate in the first nine months of 2006 compared to our full year 2005 adjusted effective tax rate was partially offset by the estimated beneficial tax rate effects from increased U.S. deductions for interest expense associated with the Inamed acquisition and stock option compensation expense.
        Net earnings (loss). Our net earnings in the third quarter of 2006 were $106.4 million compared to net earnings of $150.5 million for the third quarter of 2005. The $44.1 million decrease in net earnings in the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of the decrease in operating income of $38.6 million and the increase in total net non-operating expense of $13.3 million, partially offset by a decrease in the provision for income taxes of $5.6 million and a decrease in minority interest expense of $2.2 million.
        Our net loss in the first nine months of 2006 was $264.2 million compared to net earnings of $263.8 million for the first nine months of 2005. The $528.0 million decrease in net earnings in the first nine months of 2006 compared to the first nine months of 2005 was primarily the result of the decrease in operating income of $585.8 million and the increase in total net non-operating expense of $34.0 million, partially offset by a decrease in the provision for income taxes of $89.2 million and a decrease in minority interest expense of $2.6 million.
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
        Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the nine month period ended September 29, 2006 was $510.7 million compared to cash provided of $304.7 million for the nine month period ended September 30, 2005. The increase in net cash provided by operating activities of $206.0 million was primarily due to an increase in earnings, including the effect of non-cash items, a decrease in contributions to our pension plans, a decrease in cash requirements for our inventories and a net decrease in cash required to fund changes in other net operating assets and liabilities, partially offset by an increase in cash required to fund growth in our trade receivables. In the first nine months of 2006 and 2005, we paid pension contributions of $7.0 million and $40.1 million, respectively, to our U.S. defined benefit pension plan. In 2006, we currently expect to pay contributions of between $9.0 million and $11.0 million for our U.S. and non-U.S. pension plans.
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
        Net cash used in investing activities in the first nine months of 2006 was $1,422.2 million. Net cash used in investing activities in the first nine months of 2005 was $139.3 million. The increase in cash used in investing activities is primarily due to the Inamed acquisition. The cash portion of the Inamed purchase price was $1,328.6 million, net of cash acquired. Additionally, we invested $73.4 million in new facilities and equipment during the nine month period ended September 29, 2006 compared to $36.2 million during the same period in 2005. During the first nine months of 2006, we purchased additional real property for approximately $20.0 million, consisting of two office buildings contiguous to our main facility in Irvine, California, and we capitalized as intangible assets total approval milestone fees of $11.0 million related to the approval of the Juvéderm™ dermal filler gel family of

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
products in the United States and Australia. In the first nine months of 2005, we paid $110.0 million in connection with a certain royalty buy-out agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations. Net cash used in investing activities also includes $13.1 million and $10.8 million to acquire software during the nine month periods ended September 29, 2006 and September 30, 2005, respectively. We currently expect to invest between $120 million and $125 million in capital expenditures for administrative and manufacturing facilities and other property, plant and equipment during 2006.
        Net cash provided by financing activities was $674.5 million in the first nine months of 2006 compared to net cash provided by financing activities of $50.4 million in the first nine months of 2005. In order to fund part of the cash portion of the Inamed purchase price, we borrowed $825.0 million under a bridge credit facility entered into in connection with the transaction. On April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these debt issuances to repay all borrowings under the bridge credit facility. Additionally, we received $118.1 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $27.9 million in excess tax benefits from share-based compensation. These amounts were partially offset by net repayments of notes payable of $139.5 million, cash payments of $19.7 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our zero coupon convertible senior notes due 2022, or 2022 Notes, of $521.9 million, repurchase of approximately 2.9 million shares of our common stock for approximately $307.8 million and $43.3 million in dividends paid to stockholders. During the first nine months of 2005, we had net borrowings of $113.3 million in notes payable and received $70.5 million from the sale of stock to employees. These amounts were partially offset by the repurchase of $94.3 million of our common stock and the payment of $39.1 million in dividends to stockholders. Effective October 30, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on December 7, 2006 to stockholders of record on November 10, 2006. Under our stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of September 29, 2006, we held approximately 2.3 million treasury shares under this program. We are uncertain as to the level of treasury stock repurchases to be made in the future.
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
        At September 29, 2006, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $800 million through March 2011. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $6.8 million in registered notes on a non-revolving basis. The debt shelf registration statement provides

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 29, 2006. As of September 29, 2006, we had $30.0 million in borrowings under our committed long-term credit facility, $58.2 million in borrowings outstanding under the medium term note program and no borrowings under our commercial paper program.
        On March 23, 2006, we completed the Inamed acquisition. The acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, and subsequently amended as of March 11, 2006, by and among us, our wholly-owned subsidiary Banner Acquisition, Inc., and Inamed, and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of our common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of our common stock. In the exchange offer, we paid approximately $1.31 billion in cash and issued 16,194,051 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of our common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as our wholly-owned subsidiary. As a final step in the plan of reorganization, we merged Inamed into Inamed, LLC, our wholly-owned subsidiary. The consideration paid in the merger does not include shares of common stock and cash that were paid to option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of our common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, we issued 237,066 shares of common stock and paid $17.9 million in cash to satisfy this obligation to the option holders. We funded part of the cash portion of the purchase price by borrowing $825 million under our $1.1 billion bridge credit facility. In April 2006 we used the proceeds from the issuance of the 2016 Notes to repay borrowings under the bridge credit facility. Also, we subsequently terminated the bridge credit facility in April 2006.
        During March 2006 and April 2006, holders of our 2022 Notes began to exercise the conversion feature of the 2022 Notes. In May 2006, we announced our intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, we were required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of our common stock. We exercised our option to pay the remainder of the conversion value in shares of our common stock. In connection with the conversion, we paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 2.1 million shares of our common stock for the remainder of the conversion value. In addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006 we paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.
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
        In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. As of September 29, 2006, we recorded cumulative pre-tax restructuring and integration charges of $23.6 million. We expect to record an additional $39.0 million to $54.0 million in total pretax restructuring and integration charges related to the Inamed restructuring plan up through and including the fourth fiscal quarter of 2007. We also expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems, and pay an additional amount of approximately $5.0 million to $7.0 million for taxes related to intercompany transfers of trade businesses and net assets.

Allergan, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2006 (Continued)
        As of June 30, 2006, we substantially completed the restructuring activities of our operations in Japan. As of September 29, 2006, we recorded cumulative pre-tax restructuring charges of $1.9 million.
        As of September 29, 2006, we substantially completed the restructuring and streamlining of our European operations and recorded cumulative pre-tax restructuring charges of $37.0 million and transition/duplicate operating expenses of $11.8 million. We may incur a small amount of additional restructuring costs and transition/duplicate operating expenses during the reminder of 2006 for miscellaneous activities.
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
         At September 29, 2006, we had approximately $30.0 million of variable rate debt compared to $169.6 million of variable rate debt at December 31, 2005. If the interest rates on our variable rate debt were to increase or decrease by 1%, interest expense would increase or decrease on an annual basis by approximately $0.3 million based on the amount of outstanding variable rate debt at September 29, 2006.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
         The tables below present information about certain of our investment portfolio and our debt obligations at September 29, 2006 and December 31, 2005.

	SEPTEMBER 29, 2006
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$120.0	—	—	—	—	—	$120.0	$120.0
Weighted Average Interest Rate	5.38%	—	—	—	—	—	5.38%
Commercial Paper	664.6	—	—	—	—	—	664.6	664.6
Weighted Average Interest Rate	5.27%	—	—	—	—	—	5.27%
Foreign Time Deposits	46.5	—	—	—	—	—	46.5	46.5
Weighted Average Interest Rate	3.25%	—	—	—	—	—	3.25%
Other Cash Equivalents	183.9	—	—	—	—	—	183.9	183.9
Weighted Average Interest Rate	5.06%	—	—	—	—	—	5.06%
Total Cash Equivalents	$1,015.0	—	—	—	—	—	$1,015.0	$1,015.0
Weighted Average Interest Rate	5.15%	—	—	—	—	—	5.15%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	—	$33.2	—	—	$1,572.9	$1,606.1	$1,659.1
Weighted Average Interest Rate	—	—	3.56%	—	—	3.75%	3.75%
Other Variable Rate (non-US$)	30.0	—	—	—	—	—	30.0	30.0
Weighted Average Interest Rate	5.48%	—	—	—	—	—	5.48%
Total Debt Obligations	$30.0	—	$33.2	—	—	$1,572.9	$1,636.1	$1,689.1
Weighted Average Interest Rate	5.48%	—	3.56%	—	—	3.75%	3.78%

	DECEMBER 31, 2005
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	—	—	—	—	—	$50.0	$50.0
Weighted Average Interest Rate	4.44%	—	—	—	—	—	4.44%
Commercial Paper	656.0	—	—	—	—	—	656.0	656.0
Weighted Average Interest Rate	4.28%	—	—	—	—	—	4.28%
Other Cash Equivalents	554.6	—	—	—	—	—	554.6	554.6
Weighted Average Interest Rate	4.41%	—	—	—	—	—	4.41%
Total Cash Equivalents	$1,260.6	—	—	—	—	—	$1,260.6	$1,260.6
Weighted Average Interest Rate	4.34%	—	—	—	—	—	4.34%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$520.0	—	$32.5	—	—	$25.0	$577.5	$851.2
Weighted Average Interest Rate	1.25%	—	3.56%	—	—	7.47%	1.65%
Other Variable Rate (non-US$)	169.6	—	—	—	—	—	169.6	169.6
Weighted Average Interest Rate	4.63%	—	—	—	—	—	4.63%
Total Debt Obligations	$689.6	—	$32.5	—	—	$25.0	$747.1	$1,020.8
Weighted Average Interest Rate	2.08%	—	3.56%	—	—	7.47%	2.33%
         In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principle amount Senior Notes due 2016 that we issued in April 2006 (see Note 16, Notes Payable and Convertible Notes, in the financial statements under Item 1(D) of Part I of this report). In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 29, 2006, the remaining unrecognized gain, net of tax, of $7.5 million is recorded as a component of other comprehensive income. At September 29, 2006, there are no outstanding interest rate swap contracts.

Allergan, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
         The following tables provide information about our foreign currency derivative financial instruments outstanding as of September 29, 2006 and December 31, 2005. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements.

	September 29, 2006		December 31, 2005
		Average Contract		Average Contract
	Notional	Rate or	Notional	Rate or
	Amount	Strike Amount	Amount	Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive US$/Pay Foreign Currency)
Euros	$—	—	$12.6	1.20
Canadian Dollar	1.1	1.12	6.9	1.15
Australian Dollar	6.4	0.75	2.6	0.75
U.K. Pound	—	—	16.5	1.77
New Zealand Dollar	0.4	0.64	—	—

	$7.9		$38.6

Estimated fair value	$—		$0.7

Foreign currency sold — put options:
Canadian Dollar	$6.8	1.15	$26.0	1.15
Mexican Peso	3.2	10.92	11.7	10.78
Australian Dollar	3.7	0.74	12.1	0.75
Brazilian Real	3.4	2.47	9.3	2.40
Euro	9.7	1.21	39.4	1.20

	$26.8		$98.5

Estimated fair value	$0.1		$2.9

Foreign currency purchased — call options:
U.K. Pound	$3.3	1.76	$17.0	1.76

Estimated fair value	$0.2		$0.2

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
         We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2006, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except for the potential impact from reporting the Inamed acquisition, as more fully disclosed in Note 2, Inamed Acquisition, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We are currently in the process of assessing and integrating Inamed’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities over a period of 12 to 18 months from the acquisition date (March 23, 2006). Prior to being acquired by us, Inamed was a public company. In conjunction with Inamed’s Form 10-K for the year ended December 31, 2005, Inamed’s management reported its assessment that as of December 31, 2005, Inamed maintained effective internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, Inamed’s independent registered public accounting firm issued an opinion that management’s assessment of internal control over financial reporting was fairly stated, in all material respects, as of December 31, 2005, and its own opinion that Inamed maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

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
     Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications and approval of Reloxin® for cosmetic indications. While Beaufour Ipsen previously licensed Reloxin® to Inamed for the cosmetic indication in the United States, it regained its licensed rights from Inamed in connection with our acquisition of Inamed. Beaufour Ipsen licensed its rights to develop, distribute and commercialize Reloxin® in the United States, Canada and Japan for aesthetic use by physicians to Medicis Corporation. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Beaufour Ipsen received the marketing authorization of its botulinum toxin product for aesthetic use in Germany. Beaufour Ipsen’s product is also currently under review for use in aesthetic medicine indications by French regulatory authorities.
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
     Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, announced an early 2007 premarket filing target for FDA approval of its gastric band product, SABG Quick Close (Swedish Adjustable Gastric Band), which will compete against our BioEnterics® LAP-BAND® System upon entry to the U.S. market.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
         The following table discloses the purchases of our equity securities during the third fiscal quarter of 2006.

				Total Number
				of Shares	Maximum Number
				Purchased as	(or Approximate
				Part of	Dollar Value) of
				Publicly	Shares that May
	Total Number	Average		Announced	Yet Be Purchased
	of Shares	Price Paid		Plans	Under the Plans
Period	Purchased(1)	per Share		or Programs	or Programs(2)
July 1, 2006 to July 31, 2006	0	$	N/A	—	6,239,021
August 1, 2006 to August 31, 2006	0	$	N/A	—	6,810,350
September 1, 2006 to September 29, 2006	0	$	N/A	—	6,902,872
Total	0	$	N/A	—	N/A

(1)	The Company maintains an evergreen stock repurchase program, which was first announced on September 28, 1993. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of September 29, 2006, the Company held approximately 2.3 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under the Company’s stock repurchase program and are as of the end of each of the respective periods.
Item 3. Defaults Upon Senior Securities
         None.
Item 4. Submission of Matters to a Vote of Security Holders
         We held a special meeting of stockholders on September 20, 2006. At the special meeting, our stockholders approved a proposal to amend our Restated Certificate of Incorporation, as amended, to increase the total number of shares of common stock that we are authorized to issue from 300,000,000 to 500,000,000. At the special meeting, there were present in person or by proxy 135,532,102 votes, representing approximately 89.66% of the total outstanding eligible votes. The proposal received 129,045,339 votes in favor and 5,631,203 votes against. There were 855,993 abstentions and no broker non-votes.
Item 5. Other Information
         None.

Item 6. Exhibits
         Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the State of Delaware on September 20, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006)

10.2	Stock Sale and Purchase Agreement dated October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 2, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	ALLERGAN, INC.

/s/ Jeffrey L. Edwards

Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-28855, filed May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 the Company’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the State of Delaware on September 20, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between the Company and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between the Company and Wells Fargo, National Association at Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among the Company and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006)

INDEX TO EXHIBITS

10.2	Stock Sale and Purchase Agreement dated October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 2, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350