Form 10-K
period 2006-12-31
ALLERGAN INC
filed 2007-03-01
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10269
Allergan, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	95-1622442 (I.R.S. Employer Identification No.)
2525 Dupont Drive Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(714) 246-4500 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which each class registered

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑.

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,451 million based on the closing sale price as reported on the New York Stock Exchange.

Common Stock outstanding as of February 23, 2007 — 153,755,944 shares (including 1,675,344 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 1, 2007, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006.

i

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part I of this report below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1.	Business

General Overview of our Business

We are a technology-driven, global health care company that discovers, develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, medical aesthetics, medical dermatological, breast aesthetics, obesity intervention and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetics-related pharmaceuticals and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We are also focusing research and development efforts on new therapeutic areas, including gastroenterology, neuropathic pain and genitourinary diseases.

In June 2002, we completed the spin-off of our optical medical device business to our stockholders, forming Advanced Medical Optics, Inc., or AMO, which is now an independent, publicly-traded company. Our optical medical device business consisted of two businesses: our ophthalmic surgical products business and our contact lens care products business.

In March 2006, we completed the acquisition of Inamed Corporation, a global healthcare manufacturer and marketer of breast implants, a range of dermal products to correct facial wrinkles, and bariatric medical devices for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 17,441,693 shares of our common stock.

In January 2007, we acquired all of the outstanding capital stock of Groupe Cornéal Laboratoires, or Cornéal, a medical device manufacturer and marketer, for an aggregate purchase price of approximately $233.9 million, subject to possible post-closing adjustments based on a final determination of Cornéal’s debt and cash levels. The acquisition of Cornéal expanded our marketing rights to Juvédermtm and a range of hyaluronic acid dermal fillers from the United States, Canada and Australia to all countries worldwide and provided us with control over the manufacturing process and future development of Juvédermtm.

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

Operating Segments

Following our spin-off of AMO and through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and aesthetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; and the LAP-BAND® Intragastric Banding System, or LAP-BAND® System, designed to treat severe and morbid obesity and the BIBtm BioEnterics® Intragastric Balloon, or BIBtm System, for the treatment of obesity. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers. The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals segment, product net sales for each of our product lines within our medical devices segment, domestic and international sales as a percentage of total product net sales within our specialty pharmaceuticals segment and medical devices segment, and segment operating income for our specialty pharmaceuticals segment and medical devices segment:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$1,530.6	$1,321.7	$1,137.1
Botox®/Neuromodulator	982.2	830.9	705.1
Skin Care Products	125.7	120.2	103.4
Other(1)	—	46.4	100.0

Total Specialty Pharmaceuticals Segment Product Net Sales	$2,638.5	$2,319.2	$2,045.6

Specialty Pharmaceuticals Segment Product Net Sales
Domestic	67.9%	67.5%	69.1%
International	32.1%	32.5%	30.9%

Medical Devices Segment Product Net Sales by Product Line(3)
Breast Aesthetics	$177.2	$—	$—
Obesity Intervention	142.3	—	—
Facial Aesthetics	52.1	—	—

Total Medical Devices Segment Product Net Sales	$371.6	$—	$—

Medical Devices Segment Product Net Sales(3)
Domestic	64.2%	—%	—%
International	35.8%	—%	—%

Specialty Pharmaceuticals Segment Operating Income(2)	$888.8	$762.9	$684.7
Medical Devices Segment Operating Income(2)(3)	119.9	—	—

Consolidated Long-Lived Assets
Domestic	$3,279.0	$470.7	$360.7
International	244.0	199.3	197.2

(1)	Other sales primarily consist of sales to AMO pursuant to a manufacturing and supply agreement entered into as part of the AMO spin-off that terminated as scheduled in June 2005.

(2)	Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

(3)	Due to the Inamed acquisition, beginning in the second quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

See Note 14, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information concerning our foreign and domestic operations.

Specialty Pharmaceuticals Segment

Eye Care Pharmaceuticals Product Line

We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, dry eye, inflammation, infection and allergy.

Glaucoma.  The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Inc., an independent marketing research firm, our products for the treatment of glaucoma, including Alphagan® (brimonide tartrate ophthalmic solution) 0.2%, or Alphagan®, Alphagan® P (brimonide tartrate ophthalmic solution) 0.15%, or Alphagan® P, Alphagan® P 0.1% (brimonide tartrate ophthalmic solution) 0.1%, or Alphagan® P 0.1%, and Lumigan® (bimatoprost ophthalmic solution) 0.03%, captured approximately 17% of the worldwide glaucoma market for the first nine months of 2006. Lumigan® is now our largest selling eye care product. According to IMS Health, Inc., Lumigan® was the third largest selling glaucoma product in the world for the first nine months of 2006.

Our second largest selling eye care pharmaceutical products are the ophthalmic solutions Alphagan®, Alphagan® P, and Alphagan® P 0.1%. Alphagan®, Alphagan® P and Alphagan® P 0.1% lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P and Alphagan® P 0.1% are improved reformulations of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite®. We currently market Alphagan®, Alphagan® P, and Alphagan® P 0.1% in over 70 countries worldwide.

Alphagan®, Alphagan® P, and Alphagan® P 0.1% combined were the fifth best selling glaucoma products in the world for the first nine months of 2006, according to IMS Health Inc. Combined sales of Alphagan®, Alphagan® P and Alphagan® P 0.1%, and our glaucoma and ocular hypertension product Combigantm (brimonidine tartrate 0.2%/timolol maleate ophthalmic solution 0.5%), discussed below, represented approximately 10% of our total consolidated product net sales in 2006, 12% of our total consolidated product net sales in 2005 and 13% of our total consolidated product net sales in 2004. The decline in the percentage of our total net sales represented by sales of Alphagan®, Alphagan® P, Alphagan® P 0.1% and Combigantm primarily resulted from the significant increase in our net sales in 2006 as a result of the Inamed acquisition. In July 2002, based on the acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. In May 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan’s ophthalmic specialty area. Kyorin subsequently sub-licensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. Alphagan® P 0.1% was launched in the U.S. market in the first quarter of 2006. The marketing exclusivity period for Alphagan® P expired in the United States in September 2004 and the marketing exclusivity period for Alphagan® P 0.1% will expire in August 2008, although we have a number of patents covering the Alphagan® P and Alphagan® P 0.1% technology that extend to 2021 in the United States and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the FDA approved the first generic form of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information regarding litigation involving Alphagan®. Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. However, pursuant to a March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold.

Lumigan® is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. We currently sell Lumigan® in over 50 countries worldwide. Sales of Lumigan® represented approximately 11% of our total consolidated product net sales in 2006, 12% of our total consolidated product net sales in 2005 and 11% of our total consolidated product net sales in 2004. The decline in the percentage of our total net sales in 2006 compared to 2005 represented by sales of Lumigan® primarily resulted from the significant increase in our net sales in 2006 as a result of the Inamed acquisition. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. In June 2006, the FDA approved Lumigan® as a first-line therapy. In May 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., under which Senju became responsible for the development and commercialization of Lumigan® in Japan. Senju incurs associated costs, makes clinical development and commercialization milestone payments and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. In November 2003, we filed a New Drug Application with the FDA for a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. In August 2004, we announced that the FDA issued an approvable letter regarding Ganfort®, the Lumigan® and timolol combination, setting out the conditions, including additional clinical investigation, that we must meet in order to obtain final FDA approval. In May 2006, we received a license from the European Commission to market Ganfort® in the European Union.

In addition to our Alphagan® and Lumigan® products, we have developed the ophthalmic solution Combigantm, a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension (high pressure in the eye) in people who are not responsive to treatment with only one medication and are considered appropriate candidates for combination therapy. Outside the United States, Combigantm is now approved and has been launched in over 30 countries worldwide, including Canada, Australia, New Zealand, across Latin America and Asia, as well as Europe. In September 2005, we received a positive opinion from the European Union by way of the Mutual Recognition Process for Combigantm in all twenty-one concerned member states in which we filed. In March 2005, the FDA issued an approvable letter for our brimonidine and timolol combination and in December 2006, the FDA issued an approvable letter for Combigantm. The approvable letter outlines the remaining conditions that we must meet in order to obtain FDA final marketing approval.

Ocular Surface Disease.  Restasis® (cyclosporine ophthalmic emulsion) 0.05% is the first and currently the only prescription therapy for the treatment of chronic dry eye disease. Dry eye disease is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of dry eye disease increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of dry eye disease. We launched

Restasis® in the United States in April 2003 under a license from Novartis for the ophthalmic use of cyclosporine. Restasis® is currently approved in 26 countries. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis in exchange for Novartis’ worldwide rights and obligations, excluding Japan, for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. Under the royalty buy-out agreement, we no longer make royalty payments to Novartis in connection with our sales of Restasis®.

In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc. under which we obtained an exclusive license to develop and commercialize Inspire’s INS365 Ophthalmic, a treatment to relieve the signs of dry eye disease by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production, in exchange for our agreement to make royalty payments to Inspire on sales of both Restasis® and, ultimately, INS365, and for Inspire to promote Restasis® in the United States. In December 2003, the FDA issued an approvable letter for INS365 and also requested additional clinical data. In February 2005, Inspire announced that INS365 failed to demonstrate statistically significant improvement as compared to a placebo for the primary endpoint of the incidence of corneal clearing. Inspire also announced that INS365 achieved improvement compared to a placebo for a number of secondary endpoints. Inspire filed a New Drug Application amendment with the FDA in the second quarter of 2005. In December 2005, Inspire announced that it had received a second approvable letter from the FDA in connection with INS365.

Ophthalmic Inflammation.  Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF® was the first, and currently remains the only, unit-dose, preservative-free topical non-steroidal anti-inflammatory drug, or NSAID, in the United States. Acular PF® is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. The Acular® franchise was the highest selling ophthalmic NSAID in the world during the first nine months of 2006, according to IMS Health, Inc. Our Acular LS® (ketorolac ophthalmic solution) 0.4% product is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery.

Our product Pred Forte® remains a leading topical steroid worldwide based on 2006 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

Ophthalmic Infection.  Our Ocuflox®/Oflox®/Exocin® ophthalmic solution is a leading product in the ophthalmic anti-infective market. Ocuflox® has no patent protection or marketing exclusivity and faces generic competition.

We license Zymar® (gatifloxacin ophthalmic solution) 0.3% from Kyorin Pharmaceutical Co. Ltd., and have worldwide ophthalmic rights excluding Japan, Korea, Taiwan and certain other countries in Asia. We launched Zymar® in the United States in April 2003. Zymar® is a fourth-generation fluoroquinolone for the treatment of bacterial conjunctivitis and is currently approved in 21 countries. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. According to Verispan, an independent research firm, Zymar® was the number one ophthalmic anti-infective prescribed by ophthalmologists in the United States in 2006. Zymar® was the third best selling ophthalmic anti-infective product in the world (and second in the United States) for the first nine months of 2006, according to IMS Health, Inc.

Allergy.  The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. We license Alocril® from Fisons Ltd., now a business unit of Sanofi-Aventis, and hold worldwide ophthalmic rights excluding Japan. Alocril® is approved in the United States, Canada and Mexico. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic rights excluding Japan. We co-promote Elestat® (epinastine ophthalmic solution) 0.05% in the United States under an agreement with Inspire within the ophthalmic specialty area and to allergists. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. Under the terms of our agreement with Inspire, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestat® net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestat®. We have retained all international marketing and selling rights. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestat® in the United States during 2004. Elestat®/Relestat®/Purivist® is currently approved in 38 countries and was the third best selling ophthalmic allergy product in the world (and second in the United States) for the first nine months of 2006, according to IMS Health, Inc.

Neuromodulator

Our neuromodulator product, Botox® (Botulinum Toxin Type A), is used for a wide variety of treatments that continue to expand. Botox® is accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to cosmetic facial aesthetics. There are currently in excess of 100 therapeutic and aesthetic uses for Botox® reported in the medical literature. The versatility of Botox® is based on its localized treatment effect and approximately 18 years of safety experience in large patient groups. Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in approximately 75 countries for up to 20 unique indications. Sales of Botox® represented approximately 33%, 36% and 34% of our total consolidated product net sales in 2006, 2005 and 2004, respectively.

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

In many countries outside of the United States, Botox® is also approved for treating hemifacial spasm, pediatric cerebral palsy, and post-stroke focal spasticity. We are currently pursuing approvals for Botox® in the United States and Europe for new indications, including headache, post-stroke focal spasticity, overactive bladder and benign prostatic hypertrophy. In April 2005, we announced plans to move forward with a large Phase III clinical trial program to investigate the safety and efficacy of Botox® as a prophylactic therapy in a subset of migraine patients with chronic daily headache, and in May 2005, we reached agreement with the FDA to enter Phase III clinical trials for Botox® to treat neurogenic overactive bladder and Phase II clinical trials for Botox® to treat idiopathic overactive bladder. In December 2005, we initiated Phase II clinical trials for Botox® to treat benign prostatic hypertrophy.

Botox® Cosmetic.  The FDA has approved Botox® for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Currently, over 50 countries have approved the glabellar line indication for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. Health Canada, the Canadian national regulatory body, also approved Botox® Cosmetic for the treatment of upper facial lines in November 2005. In 2005, we extended our previously launched direct-to-consumer marketing campaigns in Canada and the United States. These campaigns included television commercials and print advertising aimed at consumers and aesthetic specialty physicians. We continue to sponsor training of aesthetic specialty physicians in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. With the integration of the former Inamed medical products into our TOTAL FACIAL REJUVENATIONtm portfolio, we now have a worldwide leadership position in the facial aesthetic market.

In October 2005, we entered into a long-term arrangement with GlaxoSmithKline (GSK) under which GSK agreed to develop and promote Botox® in Japan and China and we agreed to co-promote GSK’s products ImitrexSTATdose System® (sumatriptan succinate) and Amerge® (naratriptan hydrochloride) in the United

States. Under the terms of the arrangement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China, markets in which GSK has extensive commercial, regulatory and research and development resources, as well as expertise in neurology. We received an up-front payment and receive payments for research and development and marketing support, and royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK on new clinical developments for Botox® and strategic marketing in those markets. In addition, we obtained the right to co-promote GSK’s products ImitrexSTATdose System® and Amerge® in the United States to neurologists for a 5-year period. ImitrexSTATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. Amerge® tablets are approved for the acute treatment of migraine attacks with and without an aura in adults. Our agreement with GSK provides that we receive fixed and performance payments from GSK in connection with our co-promotion of ImitrexSTATdose System® and Amerge®.

Skin Care Product Line

Our skin care product line focuses on the psoriasis and acne markets, particularly in the United States and Canada.

Tazarotene Products.  We market Tazorac® gel in the United States for the treatment of plaque psoriasis, a chronic skin disease characterized by dry red patches, and acne. We also market a cream formulation of Tazorac® in the United States for the treatment of psoriasis and the topical treatment of acne. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® in certain parts of Europe, the Middle East and Africa.

Our product Avage® is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in January 2003.

In January 2005, we launched Prevagetm cream, containing 1% idebenone, a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors, including sun damage, air pollution and cigarette smoke. In May 2005, we entered into an exclusive co-marketing agreement with Elizabeth Arden, Inc. to globally market a new formulation of Prevagetm containing 0.5% idebenone, to leading department stores and other prestige cosmetic retailers. In September 2005, we began marketing Prevagetm MD, containing 1% idebenone, to physicians.

Azelex®.  Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne vulgaris and is licensed from Intendis GmbH, a division of Bayer Schering Pharma AG. We market Azelex® cream primarily in the United States.

M.D. Forte®.  We develop and market glycolic acid-based skin care products. We market our M.D. Forte® line of alpha hydroxy acid products to physicians.

Finacea®.  Through a collaboration with Intendis GmbH, we jointly promote Intendis’ topical rosacea treatment, Finacea® (azelaic acid gel 15%). Finacea® is approved by the FDA for the treatment of rosacea and holds a leading position in the market.

Medical Devices Segment

Breast Aesthetics

We develop, manufacture, and market a diverse line of breast implants, consisting of a variety of shapes, sizes, and textures. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensionaltm, and Inamed®. Our breast implants are available in a large number of variations to meet customers’ preferences and needs.

Saline-Filled Breast Implants.  We sell saline-filled breast implants in the United States and internationally for use in breast augmentation for cosmetic or revision reasons and for reconstructive surgery. The U.S. market is the primary consumer of our saline-filled breast implants.

Silicone Gel-Filled Breast Implants.  We sell silicone gel-filled breast implants primarily in Europe, the Middle East, Latin America, Australia, New Zealand and Asia. More than 90% of our breast implant sales outside the United States and Canada are silicone gel-filled. There are a variety of silicone gel-filled breast implants available in these markets based upon the degrees of cohesivity of the silicone gel-filler material. In October 2006, Health Canada granted us a medical device license with conditions to sell and market silicone gel-filled breast implants, including our round, smooth and textured silicone gel-filled breast implants and Style 410 shaped and textured implants, for use in breast augmentation, reconstruction and revision surgery. In November 2006, the FDA approved our round silicone gel-filled breast implants for breast augmentation. FDA approval was conditioned on our continuation of our core clinical study and our pre-clinical studies, our completion of a focus group study regarding format and content of patient labeling, our distribution of labeling to physicians and patients within sufficient time prior to surgery to fully consider the risks associated with breast implant surgery, our termination of new enrollment into an adjunct study and continuation of follow-up for currently enrolled patients and our initiation of a 10-year prospective study, of 40,000 patients with silicone gel-filled implants and 20,000 patients with saline-filled implants, to further validate the long-term safety and effectiveness of silicone gel-filled breast implants.

Tissue Expanders.  We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture, and market dermal filler products designed to improve facial appearance by smoothing wrinkles and scars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm® and Zyplast®, CosmoDerm® and CosmoPlast®, the Juvédermtm/Hydrafilltm/Surgiderm® product range, the Hylaform® product range and Captiquetm.

Zyderm® and Zyplast®.  Zyderm® and Zyplast® dermal fillers are injectable formulations of bovine collagen. Zyderm® implants are formulated for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines, and fine creases that develop at the corners of the eyes and above and below the lips, and can also help correct certain shallow scars. Zyplast® implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Zyderm® and Zyplast® implants require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection. Zyderm® and Zyplast® are approved for marketing in the United States and Europe.

CosmoDerm® and CosmoPlast®.  CosmoDerm® and CosmoPlast® dermal fillers are a line of injectable human skin-cell derived collagen products that we license from Smith & Nephew, Inc. CosmoDerm® implants are formulated for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct certain shallow scars. CosmoPlast® implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. CosmoDerm® and CosmoPlast® implants do not require a skin test pre-treatment. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection. We received FDA approval for CosmoDerm® and CosmoPlast® in March 2003 and received approval from Health Canada in December 2002. We received approval to market CosmoDerm® and CosmoPlast® in a number of European countries in 2004.

In January 2007, our Board of Directors approved a plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. In connection with the restructuring and eventual sale or closure of the facility, we estimate that total pre-tax charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 69 positions, consisting principally of manufacturing positions at our facility. We expect to begin to record these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure of our facility, we intend to manufacture a sufficient quantity of inventories of our collagen products to meet estimated market demand through 2010.

Hylaform® Gel.  Hylaform® gel dermal fillers are an avian-based, cross-linked hyaluronic acid injectable product for the treatment of facial wrinkles and scars, which are approved for sale and marketing in Canada, Europe and the United States. We license Hylaform® from Genzyme Corporation. Hylaform® does not require a skin test, so patients can be treated immediately. In 2001, two new formulations of Hylaform® gel were developed: Hylaform® FineLine, designed especially for people with fine line wrinkles or superficial facial contour defects, and Hylaform® Plus, formulated for treating deeper depressions and more pronounced contour problems such as deeper scars, lines, and furrows. We launched Hylaform® FineLine and Hylaform® Plus in Europe in September 2001. In December 2001, Health Canada’s Therapeutic Products Programme, or HCTPP, granted Genzyme Corporation a Medical Device License for Hylaform® gel. In January 2002, the HCTPP approved both Hylaform® Plus and Hylaform® FineLine. In April 2004, Inamed received approval from the FDA to market and sell Hylaform gel in the United States. In October 2004, the FDA granted market approval for Hylaform® Plus in the United States.

Juvédermtm/Hydrafilltm.  Our product Juvédermtm is a non-animal based, cross-linked hyaluronic acid-based dermal filler, and is indicated for wrinkle correction, facial contouring and lip enhancements. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle gel-based hyaluronic acid technology, which is used in other products. Inamed had obtained the rights to develop, distribute and market Juvédermtm dermal fillers (including product lines and extensions) from Groupe Cornéal Laboratoires, or Cornéal, in January 2004. Inamed’s rights were exclusive in the United States, Canada, and Australia, and non-exclusive in France, Spain, the United Kingdom, Italy, Germany and Switzerland. In these European countries, Juvédermtm is marketed under the trademark Hydrafilltm. Juvédermtm and Hydrafilltm are each currently available in five formulations for soft tissue augmentation of varying severities of wrinkles. Through our January 2007 acquisition of Cornéal, we expanded our marketing rights to Juvédermtm, Surgiderm®, Voluma® and other hyaluronic acid dermal fillers to all countries worldwide and obtained control over the manufacturing process and future development of Juvédermtm and the company’s R&D pipeline. Juvédermtm products are currently approved or registered in over 34 countries, including all major European markets. In these markets, Juvédermtm does not require a skin test pre-treatment. Distribution of Juvédermtm in Canada and key European markets commenced in 2004. In June 2006, the FDA approved the Juvédermtm dermal filler family of products and in September 2006, we launched the “next-generation” hyaluronic acid-based dermal filler products, Juvédermtm Ultra and Juvédermtm Ultra Plus through an experience trial with a group of physicians with expertise in facial aesthetics, in advance of U.S. product availability, which commenced in January 2007.

Captiquetm.  Captiquetm dermal filler is a non-animal stabilized hyaluronic acid injectable product indicated for the correction of moderate to severe facial wrinkles and scars. We license Captiquetm from Genzyme Corporation. Captiquetm does not require a skin test, so patients can be treated immediately. We commenced sales of the product in the United States in January 2005.

Obesity Intervention

We develop, manufacture, and market several devices for the treatment of obesity. Our principal product in this market area, the LAP-BAND® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass surgery or stomach stapling. The LAP-BAND® System is an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This new pouch fills faster to make the patient feel full sooner, and regulates the passage of food to retain that feeling of fullness for longer periods of time. Unlike other obesity surgeries that are permanent, the LAP-BAND® System procedure is adjustable and reversible.

The LAP-BAND® System has achieved widespread acceptance in the United States, Europe, Australia, Latin America, the Middle East, and other countries around the world. In 2001, the FDA approved the LAP-BAND® System for the treatment of severe obesity in adults who have failed more conservative weight reduction alternatives. In April 2004, Inamed introduced the LAP-BAND VG®, which was approved by the FDA in January 2004. The LAP-BAND VG® meets the needs of a wider range of patients, allowing us to serve a broader market. The larger band circumference of the LAP-BAND VG® serves those who are physically larger, have thicker gastric walls, or have substantial internal fat. Over 300,000 LAP-BAND® System units have been sold worldwide since 1993.

We also sell the BIBtm System, which is a short-term weight loss therapy designed for use with moderately obese patients. Broadly approved around the world outside the United States, the BIBtm System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient’s stomach to reduce stomach capacity and create an earlier sensation of fullness. The BIBtm System is removed endoscopically within six months of being implanted, and works best when used in conjunction with a comprehensive diet and exercise program.

Other Products

Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. C. R. Bard, Inc. licenses from us the exclusive worldwide marketing and distribution rights to Contigen®. We also provide other collagen products for use by other medical manufacturers.

International Operations

Our international sales have represented 32.6%, 32.5% and 30.9% of our total consolidated product net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

We maintain a global marketing team, as well as regional sales and marketing organizations, in the promotion and sale of products from all of our segments. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, plastic and reconstructive surgeons, bariatric physicians and dermatologists who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology and movement disorder fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2006, we also utilized direct-to-consumer advertising for Botox® Cosmetic, Botox® for hyperhidrosis, Restasis®, Refresh® artificial tears and the LAP-BAND® System.

Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, bariatric physicians, pediatricians, and plastic and reconstructive surgeons. As of December 31, 2006, we employed approximately 2,000 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.

U.S. sales, including manufacturing operations, represented 67.4%, 67.5% and 69.1% of our total consolidated product net sales in 2006, 2005 and 2004, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2006, 2005 and 2004 were 13.0%, 14.9% and 14.1% respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2006, 2005 and 2004 were 13.0%, 14.2% and 13.0% respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

We sell our products directly and through independent distributors in approximately 70 countries worldwide. We supplement our marketing efforts with appearances at medical conventions, advertisements in trade journals, sales brochures, and national media. In addition, we sponsor symposia and educational programs to familiarize physicians with the leading techniques and methods of using our products.

Research and Development

Our global research and development efforts currently focus on eye care, skin care, neuromodulators, medical aesthetics, obesity intervention and neurology. We also have development programs in genitourinary diseases and gastroenterology. We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high throughput screening, and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.

As of December 31, 2006, we had approximately 1,200 employees involved in our research and development efforts. Our research and development expenditures for 2006, 2005 and 2004 were approximately $1,055.5 million, $388.3 million and $342.9 million, respectively. Excluding in-process research and development expenditures related to company acquisitions, we have increased our annual investment in research and development by over $243 million in the past five years. In 2004, we completed construction of a new $75 million research and development facility in Irvine, California, which provides us with approximately 175,000 square feet of additional laboratory space. In 2005, we completed construction of a new biologics facility on our Irvine, California campus at an aggregate cost of approximately $50 million. Both facilities are occupied and in use.

Our strategy is to develop innovative products to address unmet medical needs. Our top priorities include furthering our leadership in medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders, and developing novel therapies for dry eye, pain, gastroenterology, and genitourinary diseases. We plan to continue to build on our strong market positions in medical aesthetics, ophthalmic pharmaceuticals, medical dermatology and neurology, and to explore new therapeutic areas that are consistent with our specialty healthcare focus.

Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma and dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel posterior segment drug delivery system for use with compounds to treat diseases, including age-related macular degeneration and other retinal disorders. We have subsequently begun Phase III studies for Posurdex®, dexamethasone delivered in a bioerodable implant for macular edema and retinal vein occlusion. In March 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd. (Sanwa) to develop and commercialize Posurdex® for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Posurdex® in Japan and associated costs. Sanwa pays us a royalty based on net sales of Posurdex® in Japan, makes clinical development and commercialization milestone payments and reimburses us for certain expenses associated with our continuing Phase III studies outside of Japan. We are working collaboratively with Sanwa on the clinical development of Posurdex®, as well as overall product strategy and management. In September 2005, we entered into a multi-year alliance with Sirna Therapeutics, Inc. to develop Sirna-027, a novel RNAi-based therapeutic currently in clinical trials for age-related macular degeneration, and to discover and develop other novel RNAi-based therapeutics against select gene targets for ophthalmic diseases.

We license memantine from Merz GmbH & Co. KGaA, and hold worldwide rights for ophthalmic use. Memantine is approved by the FDA for Alzheimer’s Disease in the United States and is marketed as Namenda® by Forest Laboratories and as Axura® by Merz and as Ebixa® by Lundbeck in Europe. Two Phase III clinical trials have been conducted over the last five years. In January 2007, we completed the initial analysis of the data from the first of these two Phase III clinical trials of memantine for the preservation of visual function in patients with glaucoma. The use of memantine as a neuroprotective agent would be the first drug approved to prevent the loss of visual function, and potentially lead to a paradigm shift in the treatment of this important disease. To date, glaucoma treatment has focused on medications or surgery to lower intraocular pressure.

Two measures of visual function were selected in the statistical analysis plan to assess the efficacy of memantine in glaucoma. The functional measure chosen as the primary endpoint did not show a benefit of memantine in preserving visual function. In a number of analyses using the secondary functional measure, memantine demonstrated a statistically significant benefit of the high dose compared to placebo. While we are encouraged that a functional benefit of memantine was demonstrated in this secondary analysis, there are a number of challenges that remain. First, we need to complete the full assessment of the data from this complex clinical trial that contains four years of data on approximately 1,000 glaucoma patients. Once completed, we will review the data with the FDA and other regulatory agencies. Importantly, the safety and efficacy of memantine must be confirmed in the second Phase III clinical trial. Until we complete the data analysis and agency meetings, which we currently believe could take up to twelve months, we cannot assess the impact to filing and approval timing.

We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We are focused on both expanding the approved indications for Botox® and pursuing new neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, headache, brow furrow and urologic conditions, including overactive bladder. Also, we are conducting Phase II clinical trials of Botox® for the treatment of benign prostatic hypertrophy. In collaboration with Syntaxin, a newly formed company, whose technology was contributed by the United Kingdom government’s Health Protection Agency, we are focused on engineering new neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing and the next generation of neuromodulator products, and we are conducting a Phase IV study of Botox® for the treatment of palmar hyperhydrosis, as part of our conditions of approval for axiliar hyperhidrosis by the FDA .

In connection with our obesity intervention products, we are planning to conduct clinical trials of the BIBtm System, which is currently approved in Europe, with the goal of obtaining approval in the United States. We anticipate beginning those trials in 2007.

We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as our Phase II clinical trials for the use of alpha agonists for the treatment of neuropathic pain. Additionally, we have novel proton pump inhibitors which reduce excess stomach acid secretion and have a longer half life than current standards of care. Our intention is to out-license these compounds to a large pharmaceutical company with a large general practitioner sales force.

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

Manufacturing

We manufacture the majority of our commercial products in our own plants located in Arklow, Ireland; San José, Costa Rica; Annecy, France; Fremont, California; Warsaw, Poland; Waco, Texas; Westport, Ireland; and Guarulhos, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us. However, the revenues from these products are not material to our operating results.

We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other significant raw materials from qualified domestic and international sources. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate sourcing endeavor that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients, we are a niche purchaser of specialty chemicals, which, in certain cases, are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

Manufacturing facilities producing medical devices intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities, and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies and other regulatory authorities to manufacture medical devices for distribution in the United States and international markets.

Competition

The pharmaceutical and medical device industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture and develop. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. We believe that our products principally compete on the basis of quality, product design, management’s knowledge of and sensitivity to market demands, an experienced sales force, physicians’ and surgeons’ familiarity with our products and brand names, regional warranty programs, and our ability to identify and develop or license patented products embodying new technologies.

Specialty Pharmaceuticals Segment

Eye Care Pharmaceuticals.  Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb, Pfizer, Novartis Ophthalmics and Merck & Co., Inc. For our eye care products to be successful, we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective.

In addition, we also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. However, pursuant to a March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold. In addition, Apotex, Inc. attempted to obtain FDA approval for and to launch a generic form of Acular®. Pursuant to a federal court ruling in June 2006, Apotex is barred from obtaining approval before our Acular® patent expires in 2009. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Neuromodulators.  With respect to neuromodulators, until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis Pharmaceutical Corporation, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Beaufour Ipsen received the marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Beaufour Ipsen granted an exclusive development and marketing license for Dysport® to Galderma, a joint venture between Nestle and L’Oreal, in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. Beaufour Ipsen is also seeking approval for Reloxin® for cosmetic indications across the European Union. Also, Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz received approval for Xeomin® in Germany and launched its product in July 2005, received approval in Mexico in 2006 and is pursuing additional approvals in the European Union and Latin America. A Korean botulinum toxin product, Neuronox®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005. In February 2007, Q-Med announced a worldwide license for Neuronox®, with the exception of certain countries in Asia where Medy-Tox may retain the marketing rights.

Skin Care Product Line.  Our skin care business competes against a number of companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, Medicis, Stiefel, Novartis, Schering-Plough Corporation and Johnson & Johnson, most of which have greater resources than us.

Medical Devices Segment

Breast Aesthetics.  We compete in the U.S. breast implant market with Mentor Corporation. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. We are aware of several companies conducting clinical studies of breast implant products in the United States. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Medicor Corporation, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

Facial Aesthetics.  Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products, substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, and botulinum toxin-based products, as well as other polymer-based injectibles. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlanetm (all manufactured by Q-Med A.B.). Since the first quarter of 2004, we have competed in the U.S. dermal filler market with Restylane®, which is distributed by Medicis. Also, in 2006, Radiesse®, a filler from BioForm Medical, Inc., received approval in the United States.

Obesity Intervention.  No gastric bands other than our LAP-BAND® System are commercially available in the United States, and we are currently aware of only one other company conducting U.S. clinical studies of gastric bands. This company, Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, announced an early 2007 premarket filing target for FDA approval of its gastric band product, SAGB Quick Close (Swedish Adjustable Gastric Band), which will compete against our LAP-BAND® System upon entry to the U.S. market. Outside the United States, the LAP-BAND® System competes primarily with the Swedish Adjustable Gastric Band and the Heliogast Band (manufactured by Helioscopie, S.A., France). There are at least two other gastric bands on the market internationally. The LAP-BAND® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion. No intragastric balloons for the treatment of obesity are commercially available in the United States, and we are currently aware of only one other company outside the United States, Helioscopie, which recently launched its intragastric balloon, the Heliosphere. We are not aware of any published clinical studies that support this device’s effectiveness.

Government Regulation

Specialty Pharmaceuticals Segment

Drugs and biologics are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, with respect to drugs and the Public Health Services Act with respect to biologics, and by comparable agencies in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an Investigational New Drug Application, or IND, which must become effective before clinical trials may begin; and performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and regulations for informed consent. Further, an independent institutional review board (IRB) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and must monitor the study until completed. The FDA, the IRB, or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Approval by the FDA of a New Drug Application, or NDA, is required prior to marketing a new drug, and approval of a Biologics License Application, or BLA, is required before a biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and efficacy of the product based on results of product development, preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the cGMP regulations prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

Once approved, the FDA may withdraw product approval if compliance with pre- and post-market regulatory standards is not maintained or if safety problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing clinical studies, known as Phase IV studies, and surveillance programs to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies and programs. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, any modifications to the drug or biologic, including changes in indications, labeling, or manufacturing processes or facilities, may require the submission of a new or supplemental NDA or BLA, which may require that we develop additional data or conduct additional preclinical studies and clinical trials.

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

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. A manufacturer can make only those claims relating to safety and efficacy that are approved by the FDA. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Physicians may prescribe (although we are not permitted to promote) legally available drugs and biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.

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

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. The Medicare Prescription Drug Modernization Act of 2003 imposed certain reimbursement restrictions on our products in the United States. Additionally, Medicare Part D and proposed federal and state legislation may result in additional reimbursement and rebate obligations. These reimbursement restrictions or other price reductions or controls could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain and the United Kingdom. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.

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

Medical Devices Segment

Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign government health agencies. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping, and marketing of medical device products. The majority of our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of clinical development and seeking required approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use, or their withdrawal from the market.

Our breast implants and obesity products are medical devices intended for human use and are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval (PMA) application in accordance with the FFDCA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, which requires the manufacturer to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices.

When we are required to obtain a 510(k) clearance for a device we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days of submission of the notification. As a practical matter, clearance can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III. After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained.

A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive information, including data from preclinical and clinical trials, sufficient to demonstrate to the FDA’s satisfaction that the device candidate is safe and effective for its intended use. The FDA, by statute and regulation, has 180 days to review an accepted premarket approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. New PMA applications or supplemental PMA applications are required for significant modifications to the manufacturing process, labeling and design of a medical device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the IRB overseeing the clinical trial. If the product is deemed a non-significant risk device, only approval from the IRB overseeing the clinical trial is required. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the study subjects are being exposed to an unacceptable health risk. The results of clinical testing may not be sufficient to obtain approval of the product.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Quality System Regulation, which requires manufacturers to follow design, testing, control documentation and other quality assurance procedures during the manufacturing process;

•	Labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: Warning Letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMAs that are already granted; and criminal prosecution.

Products that are marketed in the European Union, or EU, must comply with the requirements of the Medical Device Directive, or MDD, as implemented into the national legislation of the EU member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the EU are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a CE marking and may be marketed in the EU. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.

Other Regulations

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, Superfund Amendments and Reauthorization Act, Comprehensive Environmental Response, Compensation and Liability Act and other current and potential future federal, state, or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals, and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Additionally, we may be subject either directly or by contract to federal and state laws pertaining to the privacy and security of personal health information.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse.” The federal Anti-Kickback Statute makes it illegal to solicit, offer, receive or pay any remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product, for which payment may be made under government health care programs such as Medicare and Medicaid. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the Anti-Kickback Statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and in the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under the Anti-Kickback Statute or similar laws. The federal False Claims Act prohibits anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Patents, Trademarks and Licenses

We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to all segments of our business.

With the exception of the U.S. and European patents relating to Lumigan® and Alphagan® P, and the U.S. patents relating to Restasis®, Acular® and Zymar®, no one patent or license is currently of material importance in relation to our overall sales for our specialty pharmaceuticals segment. The U.S. compound and ophthalmic use patents covering Lumigan® currently expire in 2015. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in 2009 and in 2008 in Europe. The U.S. patents covering the commercial formulation of Alphagan® P expire in 2012 and 2021 and in 2009 in Europe, with corresponding patents pending. The U.S. patents covering Restasis® expire in 2009 and 2014. Zymar®’s various U.S. patents expire in mid-2010, late 2015 and late 2019.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See Item 1A of Part I of this report, “Risk Factors.”

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

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of current and new products. These projects include the following:

•	We have entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan. Kyorin subsequently sub-licensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•	We have entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., under which Senju became responsible for the development and commercialization of Lumigan® in Japan’s ophthalmic specialty area. Senju incurs associated costs, makes development and commercialization milestone payments and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•	We have licensed from Novartis the worldwide, excluding Japan, rights for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to

Novartis. As a result of the buy-out agreement, we no longer pay royalties to Novartis based on sales of Restasis.

•	We have been the distributor and licensee for Genzyme Corporation’s Hylaform® products since 1999, including Hylaform® Plus and Hylaform® FineLine. In December 2004, we entered into an amended and restated agreement with Genzyme Corporation for exclusive U.S. development and distribution rights of Captiquetm, a non-animal based hyaluronic acid-based dermal filler. We purchase these products from Genzyme Corporation and pay royalties based on sales.

Through Inamed, in June 2004, we entered into a settlement agreement with Ethicon Endo-Surgery, Inc. pursuant to which, among other terms, we were granted a worldwide, royalty-bearing, non-exclusive license with respect to a portfolio of U.S. and international patents applicable to adjustable gastric bands.

We are also a party to license agreements allowing other companies to manufacture products using some of our technology in exchange for royalties and other compensation or benefits. Although we believe our patents and patent rights are valuable, our technical knowledge with respect to manufacturing processes, materials, and product design are also valuable.

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

Seasonality

Our business, both taken as a whole and by our business segments, is not materially affected by seasonal factors, although we have noticed an historical trend with respect to sales of our Botox® product. Specifically, sales of Botox® have tended to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter have tended to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive additional cosmetic treatments prior to the holiday season.

Third Party Coverage and Reimbursement

Health care providers generally rely on third-party payors, including governmental payors such as Medicare and Medicaid, and private insurance carriers, to adequately cover and reimburse the cost of pharmaceuticals and medical devices. Such third-party payors are increasingly challenging the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. The market for our products therefore is influenced by third-party payors’ policies. This includes the placement of our pharmaceutical products on drug formularies or lists of medications.

Purchases of aesthetic products and procedures using those products generally are not covered by most third-party payors, and patients incur out-of-pocket costs for such products and associated procedures. This includes breast aesthetics products for augmentation and facial aesthetics products. Since 1998, however, U.S. federal law has mandated that group health plans, insurance companies and health maintenance organizations offering mastectomy coverage must also provide coverage for reconstructive surgery following a mastectomy, which includes coverage for breast implants. Outside the United States, reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country by country basis.

Furthermore, treatments for obesity alone may not be covered by third-party payors. In February 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the LAP-BAND® System, for Medicare patients with a body mass index equal to or greater than 35, who have at least one co-morbidity and have been previously unsuccessful with the medical treatment of obesity. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. While Medicare policies are sometimes adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location, and we actively work with major insurance carriers to obtain reimbursement coverage for procedures using our LAP-BAND® System product. For instance, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the LAP-BAND® System, an important step in providing private payor reimbursement for the procedure.

Outside the United States, reimbursement programs vary on a country by country basis. In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the budget for the type of product.

In the United States, there has been and continues to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 implemented a new Part D prescription drug benefit under which Medicare beneficiaries can purchase certain prescription drugs at discounted prices from private sector entities, or Part D plan sponsors. Currently, drug manufacturers negotiate directly with Part D plan sponsors to determine whether their drugs will be listed on a Part D formulary and the prices at which such drugs will be listed. Industry competition to be included in formularies maintained by both private payors and Part D plans can result in downward pricing pressures on pharmaceutical companies. Although certain lawmakers have suggested recently that the federal government may be granted the authority to negotiate the prices of drugs included on Part D formularies, at this time the federal government does not have such authority. There has also been an increased emphasis in the marketplace on the delivery of more cost-effective medical devices as well as a number of federal and state proposals to limit payments by governmental payors for medical devices and the procedures in which medical devices are used.

Breast Implant Replacement Programs

We conduct our product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to various products claiming the products were defective, lost volume, or have resulted in injury to patients. In the event of a loss of shell integrity resulting in breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted in the United States, in most cases our ConfidencePlustm programs provide lifetime product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted elsewhere are subject to a similar program. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

Employee Relations

At December 31, 2006, we employed approximately 6,772 persons throughout the world, including approximately 3,601 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers

Our executive officers and their ages as of February 26, 2007 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	53	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	51	President, Allergan
James F. Barlow	48	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	49	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	46	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Douglas S. Ingram, Esq.	44	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Scott M. Whitcup, M.D.	47	Executive Vice President, Research & Development

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular disease, Pacific Mutual Holding Company, a leading California-based life insurer, the ultimate parent company of Pacific Life and Pacific LifeCorp, the parent stockholding company of Pacific Life. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI) and is chair of the Chief Executive Roundtable for UCI. Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute, and the Board of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, the Cosmetic Surgery Foundation and as a member of the Advisory Board for the Foundation of the American Academy of Ophthalmology.

Mr. Ball has been President, Allergan since February 2006. Mr. Ball was Executive Vice President and President, Pharmaceuticals from October 2003 until February 2006. Prior to that, Mr. Ball was Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined Allergan in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, a multinational pharmaceutical company, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories. Mr. Ball serves on the board of directors of SimpleTech, Inc., a publicly-traded manufacturer and marketer of computer memory and hard drive storage solutions, and Intralase Corp., a publicly-traded company that designs, develops and manufactures ultra-fast laser technology used in refractive and corneal surgery.

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

Mr. Ingram has been Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2006. From October 2003 through October 2006, Mr. Ingram served as Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer. Mr. Ingram currently manages the Global Legal Affairs organization, Global Regulatory Affairs, Compliance and Internal Audit, Corporate Communications, Global Trade Compliance, the Global Human Resources organization and the Information Technology organization. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior thereto he was Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Associate General Counsel from August 1998, Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher. Mr. Ingram serves as a member of the board of directors of Volcom, Inc., a publicly-traded designer and distributor of clothing and accessories.

Dr. Whitcup has been Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles. Dr. Whitcup serves on the board of directors of Avanir Pharmaceuticals, a publicly-traded pharmaceutical company.

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

The pharmaceutical and medical device industries are highly competitive and they require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals.

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

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Beaufour Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Beaufour Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Beaufour Ipsen received the marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Beaufour Ipsen granted an exclusive development and marketing license for Dysport® to Galderma in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. Reloxin® is also currently under review for use in aesthetic medicine indications by the French regulatory authorities as part of an application for a license across the European Union.

Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz received approval from German authorities for Xeomin® and launched its product in July 2005, and a Korean botulinum toxin, Neuronox®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005. In February 2007, Q-Med announced a worldwide license for Neuronox®, with the exception of certain countries in Asia where Medy-Tox may retain the marketing rights. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Mentor Corporation is our principal competitor in the United States for breast implants. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. We are aware of several companies conducting clinical studies of breast implant products in the United States. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Medicor Corporation, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

Medicis Pharmaceutical Corporation began marketing Restylane®, a dermal filler, in January 2004. Through our purchase of Inamed, we acquired the rights to sell a competing dermal filler, Juvédermtm, in the United States, Canada and Australia and Hydrafilltm in certain European countries. Juvédermtm was approved by the FDA for sale in the United States in June 2006, and we announced nationwide availability of Juvédermtm in January 2007. We cannot assure you that Juvédermtm will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.

Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, announced an early 2007 premarket filing target for FDA approval of its gastric band product, SAGB Quick Close (Swedish Adjustable Gastric Band), which will compete against our LAP-BAND® System upon entry to the U.S. market. The LAP-BAND® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy, and biliopancreatic diversion.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P product. However, pursuant to our March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold. In February 2007, we received a paragraph 4 Hatch-Waxman Act certification from Excela Pharmsci in which it purports to have sought FDA approval to market a generic brimonidine 0.15% ophthalmic solution.

Changes in the consumer marketplace and economic conditions may adversely affect sales or the profitability of our products.

Facial aesthetic products, such as Botox® Cosmetic and dermal fillers, obesity intervention products and, to a significant extent, breast implants, are products based on consumer choice. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to alternative treatments, we may experience a decline in demand for these products. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports and publicity regarding the efficacy, safety or side effects of these products. Consumer perceptions of these products may be negatively impacted by these reports and for other reasons, including the use of unapproved botulinum toxins that result in injury, which may cause demand to decline.

Breast augmentations, Botox® Cosmetic and dermal fillers are also typically elective aesthetic procedures. Other than federally-mandated coverage and reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these procedures, and this shift could have an adverse effect on our sales and profitability.

Reimbursement for obesity surgery, including use of our products, is available to various degrees in most of our international markets. In the United States, coverage and reimbursement by insurance plans are increasing, but not widely available to all insured patients. Adverse changes in the economy could have an adverse effect on consumer spending and governmental health care resources. This shift could have an adverse effect on the sales and profitability of our obesity intervention business.

Changes in applicable tax laws may adversely affect sales or the profitability of Botox®, Botox® Cosmetic, our dermal fillers or breast implants. Because Botox® and Botox® Cosmetic are pharmaceutical products, we generally do not collect or pay state sales or other tax on sales of Botox® or Botox® Cosmetic. We could be required to collect and pay state sales or other tax associated with prior, current or future years on sales of Botox® or Botox® Cosmetic, our dermal fillers or breast implants. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay state sales or other tax associated with current or future years on sales of Botox®, Botox® Cosmetic, our dermal fillers or breast implants, our sales of, or our profitability from, Botox®, Botox® Cosmetic, our dermal fillers or breast implants could be adversely affected due to the increased cost associated with those products.

We could experience difficulties obtaining or creating the raw materials needed to produce our products and interruptions in the supply of raw materials could disrupt our manufacturing and cause our sales and profitability to decline.

The loss of a material supplier or the interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. If we experience difficulties acquiring sufficient quantities of these materials from our existing suppliers, or if our suppliers are found to be non-compliant with the cGMPs, obtaining the required regulatory approvals, including from the FDA or the European Medical Evaluation Agency (EMEA), to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply products, which could cause our sales and profitability to decline. In addition, the manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

We also rely on a single supplier for silicone raw materials used in some of our products, including breast implants. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components. These third party manufacturers must maintain compliance with FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practice standard for medical devices and requires manufacturers to follow design, testing and control documentation and air quality assurance procedures during the manufacturing process. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decease in our revenues. Additionally, certain of our manufacturing processes are only performed at one location worldwide.

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

Products that we are currently developing, other future product candidates or new indications for our existing products may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delay or unanticipated costs. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. We are also required to pass pre-approval reviews and plant inspections of our and our suppliers’ facilities to demonstrate our compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Lumigan®, Alphagan® P, Combigantm, for which we received an approvable letter from the FDA in December 2006, Restasis®, Acular LS®, Zymar®, Botox®, Juvédermtm, Ganfort®, our Lumigan®/timolol combination, as well as silicone breast implant products, new indications for Botox® and new products such as Posurdex® and memantine. We cannot assure you that these or any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

Our product development efforts may not result in commercial products.

We intend to continue an aggressive research and development program. Successful product development in the pharmaceutical and medical device industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;
•	the product candidate was not effective in treating a specified condition or illness;
•	the product candidate had harmful side effects in humans or animals;
•	the necessary regulatory bodies, such as the FDA, did not approve the product candidate for an intended use;
•	the product candidate was not economical for us to manufacture and commercialize;
•	other companies or people have or may have proprietary rights to the product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all;
•	the product candidate is not cost effective in light of existing therapeutics or alternative devices; and
•	certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities.

Several of our product candidates have failed or been discontinued at various stages in the product development process. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

If we are unable to obtain and maintain adequate protection for our intellectual property rights associated with the technologies incorporated into our products, our business and results of operations could suffer.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to those products. Generic drug manufacturers are currently challenging the patents covering certain of our products, and we expect that they will continue to do so in the future.

We believe that the protection of our trademarks and service marks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, their value to us could be lost or diminished, seriously impairing our competitive position. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality and proprietary information agreements with third parties, including our partners, customers, employees and consultants. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential information. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial and can preclude or delay commercialization of products. Such litigation also could require a substantial commitment of our management’s time. For certain of our product candidates, third parties may have patents or pending patents that they claim prevent us from commercializing certain product candidates in certain territories. Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. For additional information on our material patents, see “Patents, Trademarks and Licenses” in Item 1 of Part I of this report, “Business.”

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses and losses or prevent us from selling our products.

We cannot assure you that our products will not infringe patents or other intellectual property rights held by third parties. In the event we discover that we may be infringing third party patents or other intellectual property rights, we may not be able to obtain licenses from those third parties on commercially attractive terms or at all. We may have to defend, and have defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

Importation of products from Canada and other countries into the United States and intra-European Union trade may lower the prices we receive for our products.

In the United States, some of our pharmaceutical products are subject to competition from lower priced versions of those products and competing products from Canada, Mexico and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these other markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. These foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Public Law Number 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the U.S. Customs Services from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act. A bipartisan group of U.S. Senators also recently introduced “The Pharmaceutical Market and Drug Safety Act of 2007,” which, as proposed, would permit the importation of lower cost prescription drugs by FDA-approved foreign pharmacies, and U.S. licensed pharmacies and wholesalers. Further, certain state and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

The importation of foreign products adversely affects our profitability in the United States. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to import products from abroad.

Our business will continue to expose us to risks of environmental liabilities.

Our product development programs and manufacturing processes involve the controlled use of hazardous materials, chemicals and toxic compounds. These programs and processes expose us to risks that an accidental contamination could lead to noncompliance with environmental laws, regulatory enforcement actions and claims for personal injury and property damage. If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a significant and adverse effect on our business and results of operations.

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

We have assumed Inamed’s product liability risks, including any product liability for its past and present manufacturing of breast implant products. The manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease causation, transmission, complications and other health factors, rupture, deflation or other product failure. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current products liability litigation. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy.

Additionally, recent FDA marketing approval for our silicone breast implants requires that we monitor patients in our core study out to 10 years if there has been explantation without replacement; patients in the core study receive MRI’s at seven and nine years; we conduct a large, 10 year postapproval study; and we conduct additional smaller studies, including a study aimed at ensuring patients are adequately informed about the risks of our silicone breast implants and that the format and content of patient labeling is adequate. Our competitor, Mentor, is similarly required to conduct such postapproval studies. We are seeking marketing approval for other silicone breast implants in the United States, and if we obtain this approval, it may similarly be subject to significant restrictions and requirements, including the need for a patient registry, follow up MRI’s, and substantial Phase IV clinical trial commitments.

We also face a substantial risk of product liability claims from our eye care, neuromodulator and skin care products and may face similar risks associated with our obesity intervention and facial aesthetics products. Additionally, our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed. We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Negative publicity concerning the safety of our products may harm our sales and we may be forced to withdraw products.

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, breast implants, eye care pharmaceuticals, skin care products, obesity intervention products and facial dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity — whether accurate or inaccurate — about our products, based on, for example, news about Botox®, breast implant litigation, regulatory activities and developments, or bovine spongiform encephalopathy (BSE) or Creutzfeld-Jacob, or “mad cow” disease, whether involving us or a competitor, or new government regulation, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Health care initiatives and other third-party payor cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third party payors increasingly challenge pharmaceutical and other medical device product pricing. There also continues to be a trend toward managed healthcare in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and/or a reduction in demand for our products.

In addition, legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, and the Deficit Reduction Act of 2005, or DRA, could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. The MMA also established a competitive acquisition program, or CAP, in which physicians who administer drugs in their offices are offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Implementation of the CAP began in July 2006. Further, the DRA requires the Centers for Medicare and Medicaid Services to amend certain formulas used to calculate pharmacy reimbursement under Medicaid. These changes could lead to reduced payments to pharmacies for certain pharmaceutical products. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products.

Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that foreign, federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Such measures or other health care system reforms that are adopted could have a material adverse effect on our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical and medical device products and which suppliers will be included in their prescription drug and other health care programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our revenues and profitability.

We are subject to risks arising from currency exchange rates, which could increase our costs and may cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We cannot assure you that future exchange rate movements, inflation or other related factors will not have a material adverse effect on our sales or operating expenses.

We are subject to risks associated with doing business internationally.

Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	adverse changes in tariff and trade protection measures;
•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	differing labor regulations;
•	changing economic conditions in countries where our products are sold or manufactured or in other countries;
•	differing local product preferences and product requirements;
•	exchange rate risks;
•	restrictions on the repatriation of funds;
•	political unrest and hostilities;
•	product liability, intellectual property and other claims;
•	new export license requirements;
•	differing degrees of protection for intellectual property; and
•	difficulties in coordinating and managing foreign operations.

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

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.

We must continue to attract, train and retain managerial, technical, selling and marketing personnel. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

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

Uncertainties exist in integrating the business and operations of Inamed and Cornéal into our own.

We are currently integrating certain of Inamed’s and Cornéal’s functions and operations into our own, although there can be no assurance that we will be successful in this endeavor. There are inherent challenges in integrating the operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of Inamed and Cornéal into our own include, among other things:

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;
•	conforming information technology and accounting systems;
•	consolidating corporate and administrative infrastructures;
•	consolidating sales and marketing operations;
•	retaining existing customers and attracting new customers;
•	retaining key employees;
•	identifying and eliminating redundant and underperforming operations and assets;
•	minimizing the diversion of management’s attention from ongoing business concerns;
•	separating the facial aesthetics and ophthalmic surgical businesses of Cornéal and executing the divesture of the ophthalmic surgical business;
•	coordinating geographically dispersed organizations;
•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

If we are not able to adequately address these challenges, we may not realize the anticipated benefits of the integration of the companies. Actual cost and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including FDA cGMP regulations with respect to drug and biologic products and the QSR with respect to medical device products. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

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

Even after we obtain regulatory approval for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP and QSR regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical, biologic or medical device products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s or another regulatory body’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.

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

The Federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

HIPAA created two new federal crimes:  health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the July 2002 PhRMA Code on Interactions with Healthcare Professionals. We have adopted and implemented a compliance program which we believe satisfies the requirements of California law.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For example, we and several other pharmaceutical companies are currently subject to suits by governmental entities in several jurisdictions, including Erie, Oswego and Schenectady Counties in New York and in Alabama alleging that we and these other companies, through promotional, discounting and pricing practices, reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report best prices as required by federal and state rebate statutes, resulting in the plaintiffs overpaying for certain medications. If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.

If our collaborative partners do not perform, we will be unable to develop and market products as anticipated.

We have entered into collaborative arrangements with third parties to develop and market certain products, including our arrangement with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States. We cannot assure you that these collaborations will be successful, lead to significant sales of our products in our partners’ territories or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

The terms of our debt agreements impose many restrictions on us. Failure to comply with these restrictions could result in acceleration of our substantial debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

Our total indebtedness as of December 31, 2006 was approximately $1,708.4 million. This indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things:

•	incur liens or engage in sale lease-back transactions; and
•	engage in consolidations, mergers, and asset sales.

In addition, our debt agreements include financial covenants that we maintain certain financial ratios. As a result of these covenants and ratios, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. Failure to comply with the financial covenants or to maintain the financial ratios contained in our debt agreements could result in an event of default that could trigger acceleration of our indebtedness. We cannot assure you that our future operating results will be sufficient to ensure compliance with the covenants in our debt agreements or to remedy any such default. In addition, in the event of any default and related acceleration of obligations, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, customers or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the Securities and Exchange Commission from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own one facility in Texas for manufacturing and warehousing.

Outside of the United States, we own, lease and operate various facilities for manufacturing and warehousing. Those facilities are located in Brazil, France, Ireland, Poland and Costa Rica. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Spain and the United Kingdom.

Item 3.	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 12, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

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

	2006			2005
Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$105.02	$117.99	$0.10	$69.60	$81.16	$0.10
Second	92.57	109.31	0.10	69.01	86.29	0.10
Third	102.80	115.63	0.10	83.36	95.43	0.10
Fourth	105.84	123.02	0.10	85.90	110.50	0.10

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”

The approximate number of stockholders of record was 5,752 as of February 9, 2007.

On January 30, 2007, our Board of Directors declared a cash dividend of $0.10 per share, payable March 9, 2007 to stockholders of record on February 16, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2006.

				Total Number of	Maximum Number (or
				Shares Purchased	Approximate Dollar
	Total Number			as Part of Publicly	Value) of Shares that May
	of Shares	Average Price		Announced Plans	Yet Be Purchased Under
Period	Purchased(1)	Paid per Share		or Programs	the Plans or Programs(2)

October 1, 2006 to October 31, 2006	0	$	N/A	0	6,966,844
November 1, 2006 to November 30, 2006	0	$	N/A	0	7,571,156
December 1, 2006 to December 31, 2006	0	$	N/A	0	7,712,756
Total	0	$	N/A	0	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2006, we held approximately 1.5 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)

Summary of Operations
Product net sales	$3,010.1	$2,319.2	$2,045.6	$1,755.4	$1,385.0
Other revenues	53.2	23.4	13.3	9.4	10.5
Research service revenues	—	—	—	16.0	40.3

Total revenues	3,063.3	2,342.6	2,058.9	1,780.8	1,435.8
Operating costs and expenses:
Cost of product sales (excludes amortization of acquired intangible assets)	575.7	385.3	381.7	316.9	221.4
Cost of research services	—	—	—	14.5	36.6
Selling, general and administrative	1,333.4	936.8	791.7	705.9	633.9
Research and development	1,055.5	388.3	342.9	762.6	232.7
Amortization of acquired intangible assets	79.6	17.5	8.2	5.0	1.1
Legal settlement	—	—	—	—	118.7
Restructuring charges (reversal) and asset write-offs, net	22.3	43.8	7.0	(0.4)	62.4

Operating (loss) income	(3.2)	570.9	527.4	(23.7)	129.0
Non-operating (loss) income	(16.3)	28.3	4.7	(5.8)	(39.2)

(Loss) earnings from continuing operations before income taxes and minority interest	(19.5)	599.2	532.1	(29.5)	89.8
(Loss) earnings from continuing operations	(127.4)	403.9	377.1	(52.5)	64.0
Earnings from discontinued operations	—	—	—	—	11.2
Net (loss) earnings	$(127.4)	$403.9	$377.1	$(52.5)	$75.2

Basic (loss) earnings per share:
Continuing operations	$(0.87)	$3.08	$2.87	$(0.40)	$0.49
Discontinued operations	—	—	—	—	0.09
Diluted (loss) earnings per share:
Continuing operations	$(0.87)	$3.01	$2.82	$(0.40)	$0.49
Discontinued operations	—	—	—	—	0.08

Cash dividends per share	$0.40	$0.40	$0.36	$0.36	$0.36

Financial Position
Current assets	$2,130.3	$1,825.6	$1,376.0	$928.2	$1,200.2
Working capital	1,472.2	781.6	916.4	544.8	796.6
Total assets	5,767.1	2,850.5	2,257.0	1,754.9	1,806.6
Long-term debt, excluding current portion	1,606.4	57.5	570.1	573.3	526.4
Total stockholders’ equity	3,143.1	1,566.9	1,116.2	718.6	808.3

Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Beginning in 2006, we report amortization of acquired intangible assets on a separate line in our consolidated statements of operations, which includes the amortization of the intangible assets acquired in connection with the Inamed acquisition, as well as the amortization of other intangible assets previously reported in cost of sales, selling, general and administrative expenses, and research and development expenses. Beginning in 2006, we report other revenues on a separate line in our consolidated statements of operations, which primarily include royalties and reimbursement income in connection with various contractual agreements. These other revenue amounts were previously included in selling, general and administrative expenses. The financial data above also has been recast to reflect the results of operations and financial positions of our ophthalmic surgical and contact lens care businesses as a discontinued operation following our spin-off of Advanced Medical Optics, Inc., or AMO. The results of operations for our discontinued operations include allocations of certain Allergan expenses to those operations. These amounts have been allocated on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, those operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2006, and our financial condition at December 31, 2006. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Critical Accounting Policies, Estimates and Assumptions

The preparation and presentation of financial statements in conformity with U.S. generally accepted accounting principles requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. In our judgment, the accounting policies, estimates and assumptions described below have the greatest potential impact on our consolidated financial statements. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. A substantial portion of our revenue is generated by the sale of specialty pharmaceutical products (primarily eye care pharmaceuticals and skin care products) to wholesalers within the United States, and we have a policy to attempt to maintain average U.S. wholesaler inventory levels at an amount less than eight weeks of our net sales. A portion of our revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. These customers are contractually obligated to maintain a specific level of inventory and to notify us upon the use of consigned inventory. Revenue for consigned inventory is recognized at the time we are notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and we periodically review consignment inventories to confirm the accuracy of customer reporting.

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.3 million and $1.8 million at December 31, 2006 and 2005, respectively. Provisions for cash discounts deducted from consolidated sales in 2006, 2005 and 2004 were $30.9 million, $26.6 million and $22.5 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. We do not provide a right of return on our facial aesthetics product line. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2006 and 2005 were $20.1 million and $5.1 million, respectively. Provisions for sales returns deducted from consolidated sales were $146.5 million, $30.6 million and $25.4 million in 2006, 2005 and 2004, respectively. The increase in the allowance for sales returns at December 31, 2006 compared to December 31, 2005 and the increase in the provision for sales returns in 2006 compared to 2005 and 2004 was primarily due to the acquired Inamed medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $71.2 million and $71.9 million at December 31, 2006 and 2005, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $175.6 million, $167.4 million and $144.7 million in 2006, 2005 and 2004, respectively. The increase in the provision for sales rebates and other incentive programs during 2006 and 2005 compared to the corresponding prior year is primarily due to the increase in U.S. specialty pharmaceutical sales, principally eye care pharmaceutical products which are subject to such rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in 2006 and 2005, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $4 million to $5 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. pension plans for determining the net periodic benefit cost is 8.25% for 2006, which is the same rate used for 2005 and 2004. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. pension plans were 6.19%, 6.89% and 6.88% for 2006, 2005 and 2004, respectively. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. pension plans would increase our expected 2007 pre-tax pension benefit cost by approximately $1.2 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2006 were 5.90% and 4.65%, respectively, and at December 31, 2005 were 5.60% and 4.24%, respectively. We determine the discount rate largely based upon an index of high-quality fixed income investments (for our U.S. plans, we use the U.S. Moody’s Aa Corporate Long Bond Index and for our non-U.S. plans, we use the iBoxx € Corporate AA 10+ Year Index and the iBoxx £ Corporate AA 15+ Year Index) and, for our U.S. plans, a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2007 pre-tax pension benefit costs by approximately $3.7 million and increase our pension plans’ projected benefit obligations at December 31, 2006 by approximately $27.0 million.

In the fourth quarter of 2006, we adopted the balance sheet recognition and reporting provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which required us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our defined benefit pension and other postretirement benefit plans in our December 31, 2006 consolidated balance sheet. We discuss this change in accounting principle and the impact on our consolidated financial statements under Item 7A of Part II of this report, “Recently Adopted Accounting Standards.”

Share-Based Awards

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at the grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

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

Pre-tax share-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $69.6 million, which consisted of compensation related to employee and director stock options of $48.6 million, employee and director restricted share awards of $9.2 million, and $11.8 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended December 31, 2005 was $13.6 million, which consisted of compensation related to employee and director restricted share awards of $4.1 million and $9.5 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended December 31, 2004 was $11.5 million, which consisted of compensation related to employee and director restricted share awards of $2.3 million and $9.2 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during 2005 and 2004 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $25.3 million, $4.9 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R, we used an estimated stock price volatility based upon our five year historical average. Upon adoption of SFAS No. 123R, we changed our estimated volatility calculation to an equal weighting of our ten year historical average and the average implied volatility of at-the-money options traded in the open market. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

We recognize share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the pro forma information required under SFAS No. 123 prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

Income Taxes

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for uncertain tax positions, utilization of R&D tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryforwards. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against our deferred tax assets were $20.8 million and $44.1 million at December 31, 2006 and 2005, respectively. Changes in the valuation allowances are recognized in the provision for income taxes as incurred and are generally included as a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at December 31, 2006 compared to December 31, 2005 is primarily due to a $17.2 million reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable. As a result of this determination, we have filed a refund claim for a prior year with the U.S. Internal Revenue Service. This refund claim relates to the deductibility of certain capitalized intangible assets associated with our retinoid portfolio that we transferred to a third party in 2004. The balance of the net decrease in the valuation allowance at December 31, 2006 compared to December 31, 2005 is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States, and the abandonment of certain intangible assets for tazarotene oral technologies that will result in a current tax deduction. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts we estimate.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2006, we had approximately $725.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Purchase Price Allocation

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

On March 23, 2006, we acquired Inamed Corporation, or Inamed, and we engaged an independent third-party valuation firm to assist us in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process R&D projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the Inamed assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS No. 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Operations

Headquartered in Irvine, California, we are a technology-driven, global health care company that discovers, develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, facial aesthetics, medical dermatological, breast aesthetics, obesity intervention and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetics-related pharmaceuticals, and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We are also focusing research and development efforts on new therapeutic areas, including gastroenterology, neuropathic pain and genitourinary diseases. At December 31, 2006, we employed approximately 6,772 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Operations

Following our June 2002 spin-off of AMO and through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and aesthetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; and the LAP-BAND® System designed to treat severe and morbid obesity and the BIBtm System for the treatment of obesity. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

Management evaluates our business segments and various global product portfolios on a revenue basis, which is presented below. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported sales, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported sales. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

The following tables compare net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2006, 2005 and 2004:

	Year Ended		Change in			Percent Change in
	December 31,		Product Net Sales			Product Net Sales
	2006	2005	Total	Performance	Currency	Total	Performance	Currency
	(in millions)

Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,530.6	$1,321.7	$208.9	$200.0	$8.9	15.8%	15.1%	0.7%
Botox/Neuromodulator	982.2	830.9	151.3	145.1	6.2	18.2%	17.5%	0.7%
Skin Care	125.7	120.2	5.5	5.4	0.1	4.6%	4.5%	0.1%

Subtotal Pharmaceuticals	2,638.5	2,272.8	365.7	350.5	15.2	16.1%	15.4%	0.7%
Other*	—	46.4	(46.4)	(46.4)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	2,638.5	2,319.2	319.3	304.1	15.2	13.8%	13.1%	0.7%

Medical Devices:
Breast Aesthetics	177.2	—	177.2	177.2	—	—%	—%	—%
Obesity Intervention	142.3	—	142.3	142.3	—	—%	—%	—%
Facial Aesthetics	52.1	—	52.1	52.1	—	—%	—%	—%

Total Medical Devices	371.6	—	371.6	371.6	—	—%	—%	—%

Total product net sales	$3,010.1	$2,319.2	$690.9	$675.7	$15.2	29.8%	29.1%	0.7%

Domestic product net sales	67.4%	67.5%
International product net sales	32.6%	32.5%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$295.9	$277.2	$18.7	$16.9	$1.8	6.7%	6.1%	0.6%
Lumigan Franchise	327.5	267.6	59.9	57.8	2.1	22.4%	21.6%	0.8%
Other Glaucoma	16.3	18.0	(1.7)	(1.9)	0.2	(9.2)%	(10.4)%	1.2%
Restasis	270.2	190.9	79.3	79.2	0.1	41.6%	41.5%	0.1%

	Year Ended		Change in			Percent Change in
	December 31,		Product Net Sales			Product Net Sales
	2005	2004	Total	Performance	Currency	Total	Performance	Currency
	(in millions)

Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,321.7	$1,137.1	$184.6	$170.3	$14.3	16.2%	15.0%	1.2%
Botox/Neuromodulator	830.9	705.1	125.8	118.1	7.7	17.8%	16.7%	1.1%
Skin Care	120.2	103.4	16.8	16.7	0.1	16.2%	16.2%	—%

Subtotal Pharmaceuticals	2,272.8	1,945.6	327.2	305.1	22.1	16.8%	15.7%	1.1%
Other*	46.4	100.0	(53.6)	(53.8)	0.2	(53.6)%	(53.8)%	0.2%

Total Specialty Pharmaceuticals	$2,319.2	$2,045.6	$273.6	$251.3	$22.3	13.4%	12.3%	1.1%

Domestic product net sales	67.5%	69.1%
International product net sales	32.5%	30.9%

Selected Product Sales:
Alphagan P, Alphagan and Combigan	$277.2	$268.9	$8.3	$6.1	$2.2	3.1%	2.3%	0.8%
Lumigan Franchise	267.6	232.9	34.7	32.5	2.2	14.9%	13.9%	1.0%
Other Glaucoma	18.0	19.1	(1.1)	(1.6)	0.5	(5.9)%	(8.5)%	2.6%
Restasis	190.9	99.8	91.1	90.9	0.2	91.2%	91.0%	0.2%

*	Other specialty pharmaceuticals sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005.

Product Net Sales

The $690.9 million increase in product net sales in 2006 compared to 2005 primarily resulted from $371.6 million of medical device product net sales in 2006 following the Inamed acquisition and an increase of $319.3 million in our specialty pharmaceuticals product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines, partially offset by a decrease in other specialty pharmaceuticals sales, primarily consisting of contract sales to AMO that terminated as scheduled in June 2005.

Eye care pharmaceuticals sales increased in 2006 compared to 2005 primarily because of strong growth in sales of Restasis®, our therapeutic for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, an increase in sales of Combigantm in Europe, Latin America and Canada, an increase in new product sales of Alphagan® P 0.1%, our recently introduced next generation of Alphagan® for the treatment of glaucoma that was launched in the United States in the first quarter of 2006, strong sales growth of Zymar®, a newer anti-infective, and an increase in sales of Acular LS®, our newer non-steriodal anti-inflammatory. This increase in eye care pharmaceuticals sales was partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand and the negative effect of generic Alphagan® competition, a decrease in sales of Acular®, our older generation anti-inflammatory, and lower sales of other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to nine percent, effective January 22, 2006. We increased the published U.S. list price for Lumigan® by five percent, Restasis® by seven percent, Alphagan® P 0.15% by five percent, Zymar® by seven percent, and Acular LS® by nine percent. This increase in prices had a positive net effect on our U.S. sales for 2006, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2006, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Botox® sales increased in 2006 compared to 2005 primarily due to strong growth in demand in the United States and in international markets, excluding Japan, for both cosmetic and therapeutic use. Effective January 1, 2006, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2006, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific outside Japan. This increase in international Botox® sales was partially offset by a $38.8 million decrease in international sales of Botox® for therapeutic use in Japan, where we recently adopted a third party license and distribution business model as a result of our long-term agreement with GlaxoSmithKline, or GSK, that commenced in September 2005. Based on internal information and assumptions, we estimate in 2006 that Botox® therapeutic sales accounted for approximately 52% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 48% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales increased by approximately 8% and 32%, respectively in 2006 compared to 2005. The growth rate in Botox® therapeutic net sales was negatively impacted in 2006 by the $38.8 million reduction in net sales in Japan in 2006 compared to 2005 due to our long-term agreement with GSK. Excluding this net sales reduction of $38.8 million in Japan, therapeutic Botox® net sales increased by 17% in 2006 compared to 2005. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.

Skin care sales increased in 2006 compared to 2005 primarily due to higher sales of Tazorac®, Zorac®, Avage® and MD Forte®. Net sales of Tazorac®, Zorac® and Avage® increased $4.3 million, or 4.9%, to $91.2 million in

2006, compared to $86.9 million in 2005. The increase in sales of Tazorac®, Zorac® and Avage® resulted primarily from our increasing the published U.S. list price for these products by nine percent effective January 14, 2006.

Net sales from medical device products were $371.6 million in 2006. Product net sales consisted of $177.2 million related to breast aesthetics, $142.3 million for obesity intervention and $52.1 million for facial aesthetics. Medical device product net sales have been included in our consolidated product net sales effective March 23, 2006, the date of the Inamed acquisition. Breast aesthetics net sales primarily consist of saline-filled and silicone gel-filled breast implants and tissue expanders for use in breast reconstruction, augmentation and revisions. Obesity intervention net sales primarily consist of devices used for minimally invasive long-term treatments of obesity such as our LAP-BAND® System and BIBtm System. Facial aesthetics net sales primarily consist of dermal filler products used to correct facial wrinkles, which include collagen and hyaluronic acid-based injectable products.

The $273.6 million increase in net sales in 2005 compared to 2004 was primarily the result of increases in sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in other non-pharmaceutical sales to AMO.

Eye care pharmaceuticals sales increased in 2005 compared to 2004 primarily because of strong growth in sales in the United States of Restasis®, our drug for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of our Alphagan® franchise, primarily from our international operations and new product sales from Combigantm which was in the launch phase in Canada and Brazil during 2005, a strong increase in sales of eye drop products, primarily Refresh®, growth in sales of Zymar®, a newer anti-infective, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, and an increase in sales of Acular LS®, our newer non-steroidal anti-inflammatory. This increase in sales was partially offset by a decrease in sales of Ocuflox®, our older generation anti-infective that is experiencing generic competition in the United States, Acular®, our older generation anti-inflammatory, and other glaucoma products. We continue to believe that generic formulations of Alphagan® will have a negative impact on future net sales of our Alphagan® franchise. We estimate the majority of the change in our eye care pharmaceutical sales was due to mix and volume changes; however, we increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from three and one-half percent to nine percent, effective February 5, 2005. We increased the published U.S. list price for Lumigan® by seven percent, Restasis® by three and one-half percent and Alphagan® P by five percent. This increase in prices had a subsequent positive net effect on our U.S. sales during 2005 compared to 2004, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our products at an amount less than eight weeks of our net sales. At December 31, 2005, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our products was near the lower end of our stated policy levels.

Botox® sales increased in 2005 compared to 2004 primarily as a result of strong growth in demand in the United States and in international markets for both therapeutic and cosmetic uses. Based on internal information and assumptions, we estimate that in 2005, Botox® therapeutic sales accounted for approximately 57% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 43% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales grew approximately 16% and 21%, respectively, in 2005 compared to 2004. Effective January 4, 2005, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2005. International Botox® sales also benefited from strong sales growth in Europe, especially in Germany, the United Kingdom, Spain, Italy and the Nordics, growth in sales in smaller distribution markets serviced by our European export sales group, and an increase in sales in Canada, Mexico, Japan and Australia. We believe our worldwide market share in 2005 for neuromodulators, including Botox®, was over 85%.

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

Foreign currency changes increased product net sales by $15.2 million in 2006 compared to 2005, primarily due to the strengthening of the euro, British Pound, Canadian dollar and Brazilian real, partially offset by the weakening of the Australian dollar and other Asian and Latin America currencies compared to the U.S. dollar. The $22.3 million increase in net sales from the impact of foreign currency changes in 2005 compared to 2004 was due primarily to the strengthening of the Brazilian real, Canadian dollar, British Pound, Australian dollar, Mexican peso, the euro and other Latin American currencies compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 0.1 percentage points to 67.4% compared to U.S. sales of 67.5% in 2005, due primarily to the impact of sales of medical device products, which have a lower amount of U.S. sales as a percentage of total product net sales compared to our pharmaceutical products, and a decrease in U.S. other non-pharmaceutical sales, partially offset by an increase in U.S. Botox® sales as a percentage of total pharmaceutical product net sales. U.S. sales in 2005 as a percentage of total product net sales declined 1.6 percentage points to 67.5% compared to U.S. sales of 69.1% in 2004, due primarily to a decrease in U.S. other non-pharmaceutical sales and an increase in international Botox® and eye care pharmaceutical sales, principally in Europe, as a percentage of total product net sales.

Other Revenues

Other revenues increased $29.8 million to $53.2 million in 2006 compared to $23.4 million in 2005. Other revenues increased $10.1 million to $23.4 million in 2005 compared to $13.3 million in 2004. The increase in other revenues in 2006 compared to 2005 is primarily related to an increase of approximately $18.0 million in royalty income earned principally from sales of Botox® in Japan by GSK under a license agreement and other miscellaneous royalty agreements, and an increase of approximately $11.8 million in reimbursement income, earned primarily from services provided in connection with contractual agreements related to the development and promotion of Botox® in Japan and China, the co-promotion of GSK’s products Imitrex Statdose System® and Amerge® in the United States to neurologists, and services performed under a co-promotion agreement for a third-party skin care product. The increase in other revenues in 2005 compared to 2004 is primarily related to an increase in reimbursement income of $12.4 million associated with services provided in connection with contractual agreements related to the development of Posurdex® for the ophthalmic specialty market in Japan, the development and promotion of Botox® in Japan and China, and services performed under a co-promotion agreement for a third-party skin care product, partially offset by a decline in royalty income of $2.3 million, due primarily to a decrease in royalty receipts related to patents for the use of botulinum toxin type B for cervical dystonia.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004

Product net sales	100.0%	100.0%	100.0%
Other revenues	1.7	1.0	0.7
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	19.1	16.6	18.7
Selling, general and administrative	44.3	40.4	38.7
Research and development	35.1	16.7	16.8
Amortization of acquired intangible assets	2.6	0.8	0.4
Restructuring charges	0.7	1.9	0.3

Operating (loss) income	(0.1)	24.6	25.8
Other, net	(0.5)	1.2	0.2

(Loss) earnings before income taxes and minority interest	(0.6)%	25.8%	26.0%

Net (loss) earnings	(4.2)%	17.4%	18.4%

Cost of Sales

Cost of sales increased $190.4 million, or 49.4%, in 2006 to $575.7 million, or 19.1% of product net sales, compared to $385.3 million, or 16.6% of product net sales in 2005. Cost of sales in dollars increased in 2006 compared to 2005 primarily as a result of the 29.8% increase in product net sales and the increase in the mix of medical device product net sales relative to total product net sales. Our cost of sales as a percentage of product net sales for 2006 increased 2.5 percentage points from our cost of sales percentage in 2005, primarily as a result of incremental cost of sales of $47.9 million associated with the Inamed acquisition purchase accounting fair-market value inventory adjustment that was fully recognized as cost of sales in 2006, sales of our medical device products, which generally have a higher cost of sales percentage compared to our specialty pharmaceutical products and a small increase in our cost of sales percentage for Botox®. Cost of sales in 2006 also includes $0.9 million related to integration and transition costs associated with the Inamed acquisition and $3.0 million of costs associated with stock option compensation. The increase in the cost of sales percentage in 2006 compared to 2005 was partially offset by the $46.4 million decrease in other non-pharmaceutical sales, primarily contract manufacturing sales related to AMO, which had a significantly higher cost of sales percentage than our pharmaceutical sales.

Cost of sales increased $3.6 million, or 0.9%, in 2005 to $385.3 million, or 16.6% of product net sales, compared to $381.7 million, or 18.7% of product net sales in 2004. Cost of sales in dollars increased in 2005 compared to 2004 primarily as a result of the 16.8% increase in pharmaceutical product net sales, partially offset by a decrease in other non-pharmaceutical sales of $53.6 million. As a percentage of product net sales, cost of sales decreased by 2.1 percentage points in 2005 compared to 2004 primarily as a result of the decrease in other non-pharmaceutical sales, primarily contract manufacturing sales, which had a significantly higher cost of sales percentage than our pharmaceutical sales. The decrease in cost of sales percentage in 2005 compared to 2004 was partially offset by a small increase in the cost of sales percentage of our eye care pharmaceuticals, Botox® and skin care product lines.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $396.6 million, or 42.3%, to $1,333.4 million, or 44.3% of product net sales in 2006 compared to $936.8 million, or 40.4% of product net sales in 2005. The increase in SG&A expenses in dollars primarily relates to increased SG&A expenses associated with the Inamed acquisition, an increase in selling expenses, principally personnel costs driven by the expansion of our U.S. facial aesthetics, neuroscience and ophthalmology sales forces and our European glaucoma sales force to promote growth in consolidated product sales, especially for Restasis®, Lumigan®, Combigantm, Botox® and Botox® Cosmetic, and to support our agreement with GSK to promote GSK’s Imitrex Statdose System® and Amerge® products in the United States. SG&A also increased in 2006 compared to 2005 due to an increase in marketing expenses supporting our expanded selling efforts, higher general and administrative expenses, primarily incentive compensation costs, legal costs and bank fees, an increase in integration and transition costs related to the Inamed acquisition of $19.6 million, additional costs associated with stock option compensation of $34.6 million, and a $1.9 million increase in transition and duplicate operating expenses associated with the restructuring and streamlining of our European operations, to $5.7 million in 2006, which includes a loss of $3.4 million on the sale of our Mougins, France facility, compared to $3.8 million in 2005. In addition, SG&A expenses increased in 2006 compared to 2005 due to pre-tax gains in 2005 totaling $14.2 million that did not recur in 2006. These gains in 2005 consisted of a $7.9 million pre-tax gain on the sale of our contact lens care and surgical distribution business in India to a subsidiary of AMO, a $5.7 million pre-tax gain on the sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland, and a $0.6 million pre-tax gain from the sale of a former manufacturing plant in Argentina. SG&A expenses in 2006 also included a $28.5 million contribution to The Allergan Foundation compared to a $2.0 million contribution in 2005. SG&A expenses as a percentage of product net sales increased in 2006 compared to 2005 due primarily to higher selling expenses and general and administrative costs, partially offset by lower promotion expenses as a percentage of product net sales.

Selling, general and administrative expenses increased $145.1 million, or 18.3%, to $936.8 million in 2005, or 40.4% of product net sales, compared to $791.7 million, or 38.7% of product net sales in 2004. The increase in SG&A expenses in 2005 in dollars compared to 2004 was primarily a result of an increase in promotion costs associated with direct-to-consumer advertising in the United States for Restasis®, Botox® Cosmetic, and to a lesser extent, the hyperhidrosis indication for Botox®, an increase in selling expenses, principally personnel costs, and marketing expenses supporting the increase in consolidated sales, especially for Restasis®, Botox® and Botox® Cosmetic, a small increase in the cost of providing product samples, and higher general and administrative expenses, primarily incentive compensation, legal costs, information services, corporate development expenses and charitable donations. We made a $2.0 million contribution to The Allergan Foundation in 2005, but did not make a similar contribution in 2004. SG&A expenses also increased due to an increase in co-promotion costs related to sales of Elestat®, costs associated with expanding our Botox® sales force in Europe driven by separating the therapeutic and aesthetic businesses, and our eye care pharmaceuticals and Botox® sales forces in the United States, and the non-recurrence of a favorable settlement of a patent dispute amounting to $2.4 million in the first quarter of 2004. SG&A expenses were also negatively impacted in 2005 by implementation and transition related expenses and duplicate operating expenses associated with the restructuring and streamlining of our European operations, which totaled $3.8 million, and by an increase in the translated U.S. dollar value of foreign currency denominated expenses, especially in Europe and Latin America. This increase in SG&A expenses during 2005 compared to 2004 was partially offset by a $7.9 million pre-tax gain on the sale of our contact lens care and surgical products distribution business in India to a subsidiary of AMO, and a $5.7 million pre-tax gain on the sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland. As a percentage of product net sales, SG&A expenses increased in 2005 compared to 2004 due primarily to higher promotion and marketing expenses, and general and administrative expenses as a percentage of product net sales, partially offset by lower selling expenses, higher miscellaneous operating income and the pre-tax gains from the sale of assets as a percentage of net sales.

Research and Development

Research and development, or R&D, expenses increased $667.2 million, or 171.8%, to $1,055.5 million in 2006, or 35.1% of product net sales, compared to $388.3 million, or 16.7% of product net sales in 2005. For the year ended December 31, 2006, R&D expenses include a charge of $579.3 million for in-process R&D acquired in the Inamed acquisition. In-process R&D represents an estimate of the fair value of purchased in-process technology for Inamed projects that, as of the Inamed acquisition date (March 23, 2006), had not reached technical feasibility and had no alternative future uses in their current state. Excluding the effect of the $579.3 million in-process R&D charge, R&D expenses increased by $87.9 million, or 22.6%, to $476.2 million in 2006, or 15.8% of product net sales, compared to $388.3 million, or 16.7% of product net sales in 2005. The increase in R&D expenses, excluding the $579.3 million in-process R&D charge, was primarily a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies, the addition of development expenses associated with our medical device products acquired in the Inamed acquisition, and $11.0 million of additional costs associated with stock option compensation, partially offset by a decline in spending for our skin care product line. R&D expenses in 2006 include $0.2 million of integration and transition costs related to the Inamed acquisition and $0.5 million of transition and duplicate operating expenses related to the restructuring and streamlining of our operations in Europe. Included in our spending for research and development in 2005 is approximately $10.4 million in costs, which did not recur in 2006, associated with two third party technology and license agreements and a buy-out of a license agreement as discussed below in the analysis of R&D expenses in 2005 compared to 2004. Spending increases in 2006 compared to 2005 were primarily driven by an increase in clinical trial costs associated with Posurdex®, memantine, and certain Botox® indications for overactive bladder, migraine headache and benign prostatic hypertrophy. The decrease in R&D expenses, excluding the in-process R&D charge, as a percentage of product net sales in 2006 compared to 2005 was primarily due to our medical device products acquired in the acquisition of Inamed, which have a lower level of R&D spend as a percentage of product net sales relative to our specialty pharmaceutical products.

R&D expenses increased $45.4 million, or 13.2%, to $388.3 million in 2005, or 16.7% of product net sales, compared to $342.9 million, or 16.8% of product net sales in 2004. R&D spending in dollars increased in 2005 compared to 2004 primarily as a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines and new technologies, partially offset by lower spending for our skin care product line. Spending increases in 2005 compared to 2004 were primarily driven by an increase in clinical trial costs associated with our Posurdex® technology and certain Botox® indications for overactive bladder and migraine headache. Also included in our spending for research and development in 2005 is $7.4 million in costs associated with two new third party technology license and development agreements associated with in-process technologies and $3.0 million related to the buy-out of a license agreement with Johns Hopkins University associated with ongoing Botox® research activities.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $62.1 million to $79.6 million in 2006, or 2.6% of product net sales, compared to $17.5 million, or 0.8% of product net sales in 2005. This increase in amortization expense in dollars and as a percentage of product net sales in 2006 compared to 2005 is primarily due to a $58.6 million increase in amortization of intangible assets related to the Inamed acquisition and capitalized payments to third party licensors related to achievement of regulatory approvals to commercialize Juvédermtm dermal filler products in the United States and Australia.

Amortization of acquired intangible assets increased $9.3 million to $17.5 million in 2005, or 0.8% of product net sales, compared to $8.2 million, or 0.4% of product net sales in 2004. The increase in amortization expense in 2005 compared to 2004 was primarily due to an increase in amortization of intangible assets associated with a royalty buy-out agreement relating to Restasis®.

Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses

Restructuring charges in 2006 were $22.3 million compared to $43.8 million in 2005 and $7.0 million in 2004. The $21.5 million decrease in restructuring charges in 2006 compared to 2005 is due primarily to a decline in restructuring activities related to the streamlining of our European operations and the termination of our manufacturing and supply agreement with AMO, which terminated as scheduled in June 2005, partially offset by an increase in restructuring costs associated with the integration of the Inamed operations that we acquired in 2006. The $36.8 million increase in restructuring charges in 2005 compared to 2004 was due primarily to activities associated with the streamlining of our European operations, the termination of our manufacturing and supply agreement with AMO, and the restructuring and streamlining of our operations in Japan.

Restructuring and Integration of Inamed Operations

In connection with the Inamed acquisition on March 23, 2006, we initiated a global restructuring and integration plan to merge Inamed’s operations with our operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involve eliminating certain general and administrative positions, moving key commercial Inamed business functions to our locations around the world, integrating Inamed’s distributor operations with our existing distribution network and integrating Inamed’s information systems with our information systems.

We have incurred, and anticipate that we will continue to incur, charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the restructuring and integration of our Inamed operations. We currently estimate that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $61.0 million and $75.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.

Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. Contract and lease termination costs are expected to total approximately $29.0 million to $36.0 million. We began to record these costs in the second quarter of 2006 and expect to continue to incur them up through and including the fourth quarter of 2007.

We also expect to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.

During the year ended December 31, 2006, we recorded pre-tax restructuring charges of $13.5 million, $20.7 million of integration and transition costs and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes. Restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Inamed operations. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs were reported in our 2006 consolidated statement of operations as $0.9 million in cost of sales, $19.6 million in SG&A expenses, and $0.2 million in R&D expenses.

The following table presents the cumulative restructuring activities related to the Inamed operations through December 31, 2006:

		Contract
	Employee	and Lease
	Severance	Termination Costs	Total
	(in millions)

Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006 (included in Other accrued expenses)	$4.0	$4.9	$8.9

On January 30, 2007, our Board of Directors approved an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. In connection with the restructuring and eventual sale or closure of the facility, we estimate that total pre-tax charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 69 positions, consisting principally of manufacturing positions at our facility. We expect to begin to record these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure of our facility, we intend to manufacture a sufficient quantity of inventories of our collagen products to meet estimated market demand through 2010.

Restructuring and Streamlining of Operations in Japan

On September 30, 2005, we entered into a long-term agreement with GSK to develop and promote our Botox® product in Japan and China. Under the terms of this agreement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, we initiated a plan in October 2005 to restructure and streamline our operations in Japan. We substantially completed the restructuring activities as of June 30, 2006. As of December 31, 2006, we recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in 2006). There are no remaining accrued liabilities for restructuring and streamlining of our operations in Japan at December 31, 2006.

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

As of December 31, 2006, we substantially completed all activities related to the restructuring and streamlining of our European operations and recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the years ended December 31, 2006 and 2005, we recorded $8.6 million and $28.9 million, respectively, of restructuring charges related to our European operations.

Additionally, as of December 31, 2006, we have incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees. For the year ended December 31, 2006, we recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of our Mougins, France facility, consisting of $5.7 million in selling, general and administrative expenses and $0.5 million in research and development expenses. For the year ended December 31, 2005, we recorded $5.6 million of transition and duplicate operating expenses, consisting of $0.3 million in cost of sales, $3.8 million in selling, general and administrative expenses and $1.5 million in research and development expenses.

The following table presents the cumulative restructuring activities related to our European operations through December 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)

Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during 2006	4.6	4.0	8.6
Spending	(15.7)	(0.8)	(16.5)

Balance at December 31, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$4.1	$3.2	$7.3

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

As of December 31, 2005, we substantially completed all activities related to the termination of the manufacturing and supply agreement. As of December 31, 2006, we recorded cumulative pre-tax restructuring charges of $22.2 million ($7.1 million in 2004, $14.5 million in 2005 and $0.6 million in 2006). There are no remaining accrued liabilities for the termination of our manufacturing and supply agreement with AMO at December 31, 2006.

Operating Income (Loss)

Management evaluates business segment performance on an operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for 2006, general and administrative expenses of $244.8 million, integration and transition costs related to Inamed operations of $20.7 million, a purchase accounting fair-market value inventory adjustment related to the Inamed acquisition of $47.9 million, transition and duplicate operating expenses relating to the restructuring and streamlining of our operations in Europe of $6.2 million, a contribution to The Allegan Foundation of $28.5 million, and other net indirect costs of $3.6 million; for 2005, general and administrative expenses of $159.0 million, transition and duplicate operating expenses relating to the restructuring and streamlining of our operations in Europe of $5.6 million, pre-tax gains totaling $14.2 million on the sale of our contact lens care and surgical distribution business in India, the sale of assets at our manufacturing facility in Ireland and the sale of a former manufacturing plant in Argentina, the buyout of a license agreement of $3.0 million, and other net indirect income of $5.2 million; and for 2004, general and administrative expenses of $149.3 million, a favorable settlement of a patent dispute of $2.4 million, and other net indirect costs of $3.4 million.

The following table presents operating income (loss) for each reportable segment for the years ended December 31, 2006, 2005 and 2004 and a reconciliation of our segments operating income to consolidated operating income (loss):

	2006	2005	2004
	(in millions)

Operating income (loss):
Specialty pharmaceuticals	$888.8	$762.9	$684.7
Medical devices	119.9	—	—

Total segments	1,008.7	762.9	684.7
General and administrative expenses, other indirect costs and other adjustments	351.7	148.2	150.3
In-process research and development	579.3	—	—
Amortization of acquired intangible assets(a)	58.6	—	—
Restructuring charges	22.3	43.8	7.0

Total operating (loss) income	$(3.2)	$570.9	$527.4

(a)	Represents amortization of identifiable intangible assets related to the Inamed acquisition.

Our consolidated operating loss for the year ended December 31, 2006 was $3.2 million, or (0.1)% of product net sales, compared to consolidated operating income of $570.9 million, or 24.6% of product net sales in 2005. The $574.1 million decrease in consolidated operating income was due to the $190.4 million increase in cost of sales, $396.6 million increase in SG&A expenses, $667.2 million increase in R&D expenses, and $62.1 million increase in amortization of acquired intangible assets, partially offset by the $690.9 million increase in product net sales, $29.8 million increase in other revenues and $21.5 million decrease in restructuring charges.

Our specialty pharmaceuticals segment operating income in 2006 was $888.8 million, compared to operating income of $762.9 million in 2005. The $125.9 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in cost of sales, including the effect of a small increase in our cost of sales percentage for Botox®, an increase in selling and marketing expenses, primarily due to increased personnel costs, and an increase in research and development expenses.

The increase in our medical device segment operating income of $119.9 million for the year ended December 31, 2006 was due to the Inamed acquisition.

Our consolidated operating income was $570.9 million, or 24.6% of product net sales in 2005, compared to operating income of $527.4 million, or 25.8% of product net sales in 2004. The $43.5 million increase in operating income in 2005 compared to 2004 was due primarily to the $273.6 million increase in product net sales and an increase in other revenues of $10.1 million, partially offset by the $3.6 million increase in cost of sales, $145.1 million increase in SG&A expenses, $45.4 million increase in R&D expenses, $9.3 million increase in amortization of acquired intangible assets and $36.8 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in 2005 was $762.9 million, compared to operating income of $684.7 million in 2004. The $78.2 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines and a positive benefit from the change in total mix as a result of the decline in contract manufacturing sales which had a significantly higher cost of sales percentage than our pharmaceutical sales, partially offset by an increase in cost of sales, an increase in selling expenses, primarily due to increased personnel costs, an increase in promotion expenses associated with direct-to-consumer advertising, and an increase in research and development expenses.

Non-Operating Income and Expenses

Total net non-operating expenses for the year ended December 31, 2006 were $16.3 million compared to net non-operating income of $28.3 million in 2005. Interest income in 2006 was $48.9 million compared to interest income of $35.4 million in 2005. The increase in interest income in 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $139 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.44% in 2006 compared to 2005. The increase in interest income in 2006 compared to 2005 was partially offset by a $4.9 million reversal of previously recognized estimated statutory interest income related to a matter involving the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state tax court decision that became final in 2004. Interest income in 2005 included the recognition of $2.1 million of statutory interest income related to that same state tax court decision. Interest expense increased $47.8 million to $60.2 million in 2006 compared to $12.4 million in 2005, primarily due to an increase in borrowings to fund the Inamed acquisition and the write-off of unamortized debt origination fees of $4.4 million due to the redemption of our zero coupon convertible senior notes due 2022, partially offset by a $4.9 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues. Interest expense in 2005 also includes a $7.3 million reversal of statutory interest expense associated with the resolution of several significant uncertain income tax audit issues.

Gains on investments of $0.3 million in 2006 and $0.8 million in 2005 resulted from the sale of miscellaneous third party equity investments. At December 31, 2006, we had a carrying amount of $7.1 million (with a cost basis of $5.0 million) in third party equity investments with public and privately held companies. These investments are subject to review for other than temporary declines in fair value on a quarterly basis.

During 2006, we recorded a net unrealized loss on derivative instruments of $0.3 million compared to a net unrealized gain of $1.1 million in 2005. Other, net expense was $5.0 million in 2006 compared to Other, net income of $3.4 million in 2005. In 2006, Other, net expense primarily includes $2.7 million of costs for the settlement of a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $3.2 million. In 2005, Other, net primarily includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $1.0 million.

Total net non-operating income in 2005 was $28.3 million compared to net non-operating income of $4.7 million in 2004. Interest income in 2005 was $35.4 million compared to interest income of $14.1 million in 2004. The increase in interest income in 2005 compared to 2004 was primarily due to higher average cash equivalent balances earning interest of approximately $323 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.82% in 2005 compared to 2004. Interest income in 2005 also benefited from the recognition of $2.1 million of statutory interest income related to the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004. Interest expense decreased to $12.4 million in 2005 compared to interest expense of $18.1 million in 2004, primarily due to a reversal during 2005 of $7.3 million of previously accrued statutory interest expense associated with a reduction in accrued income taxes payable related to the resolution of several significant uncertain income tax audit issues, and the non-recurrence in 2005 of a $3.1 million adjustment to interest expense recorded in 2004 related to the accelerated amortization of certain debt issuance costs. This decrease in interest expense in 2005 was partially offset by an increase in interest expense related to additional foreign borrowings in Ireland required to effectuate the repatriation of dividends that occurred during the third quarter of 2005.

Gains on investments of $0.8 million in 2005 and $0.3 million in 2004 resulted from the sale of miscellaneous third party equity investments.

During 2005, we recorded a net unrealized gain on derivative instruments of $1.1 million compared to net unrealized losses of $0.4 million during 2004. Other net income was $3.4 million in 2005 compared to other net income of $8.8 million in 2004. In 2005, Other, net income primarily includes a gain of $3.5 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia and net realized losses from foreign currency transactions of $1.0 million. In 2004, Other, net primarily includes a realized gain of $6.5 million related to an agreement with ISTA Pharmaceuticals, Inc. to revise its previous Vitrase® product collaboration agreement and a realized gain of $5.0 million for the receipt of a technology transfer fee related to the assignment of a third party patent licensing arrangement covering the use of botulinum toxin type B for cervical dystonia.

Income Taxes

Our effective tax rate in 2006 was 551.3% compared to the effective tax rate of 32.1% in 2005. Included in our operating loss for 2006 are pre-tax charges of $579.3 million for in-process R&D acquired in the Inamed acquisition, a $47.9 million charge to cost of sales associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, total integration, transition and duplicate operating expenses of $26.9 million related to the Inamed acquisition and restructuring and streamlining of our European operations, a $28.5 million contribution to The Allergan Foundation and total restructuring charges of $22.3 million. In 2006, we recorded income tax benefits of $15.7 million related to the Inamed purchase accounting fair-market value inventory adjustment rollout, $9.1 million related to total integration, transition and duplicate operating expenses, $11.3 million related to the contribution to The Allergan Foundation, and $3.5 million related to total restructuring charges. Also included in the provision for income taxes in 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable. As a result of this determination, we have filed a refund claim for a prior year with the U.S. Internal Revenue Service. The refund claim relates to the deductibility of certain capitalized intangible assets associated with our retinoid portfolio that we transferred to a third party in 2004. Also included in the provision for income taxes in 2006 is a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision concluded in 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the total pre-tax charges of $704.9 million and the total net income tax benefits of $69.8 million for the items discussed above, our adjusted effective tax rate for 2006 was 25.9%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities.

The calculation of our 2006 adjusted effective tax rate is summarized below:

2006
(in millions)

Earnings before income taxes and minority interest, as reported	$(19.5)
In-process R&D expense	579.3
Inamed fair-market inventory rollout	47.9
Total integration, transition and duplicate operating expenses	26.9
Contribution to The Allergan Foundation	28.5
Total restructure charges	22.3

$685.4

Provision for income taxes, as reported	$107.5
Income tax (provision) benefit for:
Inamed fair-market inventory rollout	15.7
Total integration, transition and duplicate operating expenses	9.1
Contribution to The Allergan Foundation	11.3
Total restructure charges	3.5
Reduction in valuation allowance associated with a refund claim	17.2
Resolution of uncertain income tax audit issues	14.5
Adjustment to estimated taxes on 2005 repatriation of foreign earnings	2.8
Recovery of previously paid state income taxes	1.2
Unfavorable adjustment for previously filed tax return currently under examination	(3.9)
Intercompany transfers of trade businesses and net assets	(1.6)

$177.3

Adjusted effective tax rate	25.9%

Our effective tax rate in 2005 was 32.1% compared to the effective tax rate of 28.9% in 2004. Included in our operating income in 2005 are pre-tax restructuring charges of $43.8 million, transition/duplicate operating expenses associated with the European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition/duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India and $0.6 million on the gain on sale of assets used primarily for contract manufacturing. Included in the provision for income taxes in 2005 is an estimated $29.9 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in 2005 is an estimated provision of $19.7 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. Also included in the provision for income taxes in 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $24.1 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the U.S. Internal Revenue Service during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.

Excluding the impact of the pre-tax restructuring charges, transition and duplicate operating expenses and gains from the sale of the distribution business in India and the sale of assets used for contract manufacturing, and the related income tax provision (benefit) associated with these pre-tax amounts, the provision for income taxes due to the extraordinary dividends and additional dividends above the base and extraordinary dividend amounts, the decrease in the provision for income taxes resulting from the additional income tax benefit for previously paid state income taxes which became recoverable, and reduction in estimated income taxes payable due to the resolution of several significant uncertain income tax audit issues, our adjusted effective tax rate for 2005 was 27.5%.

The calculation of our 2005 adjusted effective tax rate is summarized below:

2005
(in millions)

Earnings before income taxes and minority interest, as reported	$599.2
Restructure charges	43.8
Transition/duplicate operating expenses associated with the European restructuring	5.6
Gain on sale of distribution business in India	(7.9)
Gain on sale of assets used for contract manufacturing	(5.7)

$635.0

Provision for income taxes, as reported	$192.4
Income tax (provision) benefit for:
Restructure charges	7.6
Transition/duplicate operating expenses associated with the European restructuring	1.1
Gain on sale of distribution business in India	(1.7)
Gain on sale of assets used for contract manufacturing	(0.6)
Recovery of previously paid state income taxes	1.4
Resolution of uncertain income tax audit issues	24.1
Extraordinary dividend of $674.0 million under the American Jobs Creation Act of 2004	(29.9)
Additional dividends of $85.8 million above the base and extraordinary dividend amounts	(19.7)

$174.7

Adjusted effective tax rate	27.5%

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

The decrease in the adjusted effective tax rate to 25.9% in 2006 compared to the adjusted effective tax rate in 2005 of 27.5% is primarily due to the beneficial tax rate effects from increased U.S. deductions for interest expense and the amortization of acquired intangible assets associated with the Inamed acquisition, stock option compensation expense, and an increase in the utilization of R&D tax credits, partially offset by an increase in the mix of earnings in higher tax rate jurisdictions.

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

Net Earnings (Loss)

Our net loss for the year ended December 31, 2006 was $127.4 million compared to net earnings of $403.9 million in 2005. The $531.3 million decrease in net earnings was primarily the result of the decrease in operating income of $574.1 million and the increase in net non-operating expense of $44.6 million, partially offset by a decrease in the provision for income taxes of $84.9 million and a decrease in minority interest expense of $2.5 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $746.9 million in 2006 compared to $424.6 million in 2005 and $548.5 million in 2004. Cash flow from operating activities increased in 2006 compared to 2005 primarily as a result of an increase in earnings from operations, including the effect of adjusting for non-cash items, a decrease in income taxes paid, a decrease in contributions made to our pension plans, a decrease in cash requirements for our inventories and a net decrease in cash required to fund changes in other net operating assets and liabilities, partially offset by an increase in cash required to fund growth in our trade receivables, primarily in North America and Europe. The decrease in income taxes paid in 2006 compared to 2005 was primarily due to payments made in 2005 related to the estimated U.S. income tax liability for the repatriation of certain foreign earnings and advance payments in anticipation of income tax audit settlements. We paid pension contributions of $13.0 million in 2006 compared to $49.6 million in 2005. The decrease in pension contributions in 2006 compared to 2005 was primarily due to an increase in the discount rates used to calculate our accumulated benefit obligations as of September 30, 2006, the measurement date for our pension plans, compared to the negative impact of lower discount rates in 2005 compared to 2004 on the calculation of our accumulated benefit obligations as of September 30, 2005. Prior to 2006, our funding policy for our funded pension plans was based upon our desire to maintain plan assets in excess of accumulated benefit obligations in our funded pension plans. Beginning in 2006, we changed our funding policy for our funded pension plans to be based upon the greater of: (i) annual service cost, administrative expenses, and a seven year amortization of any funded deficit or surplus relative to the projected benefit obligations or (ii) a 90% minimum funded status for our accumulated benefit obligations. In 2007, we expect to pay pension contributions of between approximately $17.0 million and $18.0 million.

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

Net cash used in investing activities was $1,484.6 million in 2006, compared to $182.1 million in 2005 and $106.8 million in 2004. The increase in cash used in investing activities in 2006 was primarily due to the Inamed acquisition. The cash portion of the Inamed purchase price was $1,328.7 million, net of cash acquired. Additionally, we invested $131.4 million in new facilities and equipment during 2006 compared to $78.5 million during 2005 and $96.4 million in 2004. During 2006, we purchased additional real property for approximately $20.0 million, consisting of two office buildings contiguous to our main facility in Irvine, California, and we capitalized $11.5 million as intangible assets primarily related to milestone payments for regulatory approvals to commercialize the Juvédermtm dermal filler family of products in the United States and Australia. Capital expenditures during 2005 included the purchase of approximately four acres of additional real property contiguous to our main facility in Irvine, California, and during 2004, the additions to property, plant and equipment included costs to construct a new research and development facility in Irvine, California. In 2005, we paid $110.0 million in connection with a royalty buyout agreement relating to Restasis®, our drug for the treatment of chronic dry eye disease, of which $99.3 million was capitalized as an intangible licensing asset, and $10.7 million was used to pay previously accrued net royalty obligations. Net cash used in investing activities also includes $18.4 million, $13.6 million and $10.5 million to acquire software during 2006, 2005 and 2004, respectively. We currently expect to invest between $130 million and $140 million in capital expenditures for manufacturing equipment and facilities and other property, plant and equipment during 2007.

Net cash provided by financing activities was $803.0 million in 2006 compared to $160.3 million in 2005 and net cash used in financing activities of $51.9 million in 2004. In order to fund part of the cash portion of the Inamed purchase price, we borrowed $825.0 million under a bridge credit facility entered into in connection with the transaction. On April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these debt issuances to repay all borrowings under the bridge credit facility. Additionally, we received $182.7 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $35.4 million in excess tax benefits from share-based compensation. These amounts were partially offset by net repayments of notes payable of $67.5 million, cash payments of $20.2 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our zero coupon convertible senior notes due 2022, or 2022 Notes, of $521.9 million, repurchase of approximately 2.9 million shares of our common stock for approximately $307.8 million and $58.4 million in dividends paid to stockholders. Net cash provided by financing activities was $160.3 million in 2005, composed primarily of a $157.0 million increase in notes payable and $149.9 million of cash provided by the sale of stock to employees, partially offset by $94.3 million of cash used for the purchase of treasury stock and $52.3 million for payment of dividends. Net cash used in financing activities was $51.9 million in 2004, composed primarily of $65.2 million for purchases of treasury stock, $47.3 million for payment of dividends and $23.0 million for net repayments of debt, partially offset by $83.6 million of cash provided by the sale of stock to employees.

On January 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable March 9, 2007 to stockholders of record on February 16, 2007. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of December 31, 2006, we held approximately 1.5 million treasury shares under this program. We are uncertain as to the level of stock repurchases, if any, to be made in the future.

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

The 2016 Notes were sold at 99.717% of par value with an effective interest rate of 5.79%, and will pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by us. On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).

At December 31, 2006, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $800 million through March 2011. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $6.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2006. As of December 31, 2006, we had $102.0 million in borrowings under our committed long-term credit facility, $58.5 million in borrowings outstanding under the medium term note program and no borrowings under our commercial paper program.

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

A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. As of December 31, 2006, we had approximately $725.5 million in unremitted earnings outside the

United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge the Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. As of December 31, 2006, we recorded pre-tax restructuring charges of $13.5 million, $20.7 million of integration and transition costs and $1.6 million of income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes. We currently estimate that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $61.0 million and $75.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems, and to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.

During 2006, we completed the restructuring and streamlining of our operations in Japan. As of December 31, 2006, we recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in 2006). There are no remaining accrued liabilities for restructuring and streamlining of our operations in Japan at December 31, 2006.

As of December 31, 2006, we substantially completed the restructuring and streamlining of our European operations and recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. Additionally, as of December 31, 2006, we incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Future expenses related to the restructuring and streamlining of our European operations, if any, are not expected to be significant.

In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which required us to recognize the funded status of our defined benefit pension and other postretirement benefit plans in our December 31, 2006 consolidated balance sheet. The adoption of SFAS No. 158 had no impact on our liquidity or capital resources for the year ended December 31, 2006. We discuss the change in accounting principle and the impact on our financial statements under Item 7A of Part II of this report, “Recently Adopted Accounting Standards.”

On January 2, 2007, we consummated the acquisition of all of the outstanding capital stock of Groupe Cornéal Laboratoires and its subsidiaries, or Cornéal, pursuant to a Stock Sale and Purchase Agreement, or Purchase Agreement, dated October 31, 2006, by and among us, our indirect wholly owned subsidiary Allergan Holdings France, SAS, and Waldemar Kita, the controlling stockholder of Cornéal, the European Pre-Floatation Fund II and the other minority stockholders of Cornéal. Under the Purchase Agreement, we purchased the outstanding capital stock of Cornéal for an aggregate purchase price of approximately $233.9 million, subject to possible post-closing adjustments based on a final determination of Cornéal’s debt and cash levels. The acquisition consideration was all cash, funded from current cash and equivalents balances and our committed long-term credit facility.

On February 21, 2007, we completed the acquisition of EndoArt SA. Under the terms of the agreement, we purchased all the outstanding capital stock of EndoArt SA for an aggregate purchase price of approximately $97.0 million, net of excess cash. The acquisition consideration was all cash, funded from current cash and equivalents balances.

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

Foreign Currency Fluctuations

Approximately 32.6% of our product net sales in 2006 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was as follows: a $15.2 million increase in 2006, a $22.3 million increase in 2005, and a $41.9 million increase in 2004. The 2006 sales increase included $7.8 million related to the Brazilian real, $6.1 million related to the Canadian dollar, $2.0 million related to the euro, and $1.0 million related to the British Pound, partially offset by decreases of $1.7 million primarily related to the Australian dollar and other Asian and Latin American currencies. The 2005 sales increase included $1.1 million related to the euro, $5.2 million related to the Canadian dollar, $1.3 million related to the Australian dollar, $10.9 million related to the Brazilian real, $1.2 million related to the Mexican peso and $2.3 million related to other Latin American currencies. The 2004 sales increase included $23.9 million related to the euro, $4.5 million related to the British Pound, $4.2 million related to the Canadian dollar, $4.0 million related to the Australian dollar, $2.0 million related to the Japanese yen and $1.8 million related to the Brazilian real. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Inamed Corporation

On March 23, 2006, we completed the acquisition of Inamed Corporation, or Inamed, a global healthcare company that develops, manufactures, and markets a diverse line of products, including breast implants, a range of facial aesthetics, and obesity intervention products.

The Inamed acquisition was completed pursuant to an agreement and plan of merger, dated as of December 20, 2005, and subsequently amended as of March 11, 2006, by and among us, our wholly-owned subsidiary Banner Acquisition, Inc., and Inamed, and an exchange offer made by Banner Acquisition to acquire Inamed shares for either $84.00 in cash or 0.8498 of a share of our common stock, subject to proration so that 45% of the aggregate Inamed shares tendered were exchanged for cash and 55% of the aggregate Inamed shares tendered were exchanged for shares of our common stock. In the exchange offer, we paid approximately $1.31 billion in cash and issued 16,194,051 shares of common stock through Banner Acquisition, acquiring approximately 93.86% of Inamed’s outstanding common stock. Following the exchange offer, the remaining outstanding shares of Inamed common stock were acquired for approximately $81.7 million in cash and 1,010,576 shares of our common stock through the merger of Banner Acquisition with and into Inamed in a merger in which Inamed survived as our wholly-owned subsidiary. As a final step in the plan of reorganization, we merged Inamed into Inamed, LLC, our wholly-owned subsidiary. The consideration paid in the merger does not include shares of common stock and cash that were paid to option holders for outstanding options to purchase shares of Inamed common stock, which were cancelled in the merger and converted into the right to receive an amount of cash equal to 45% of the “in the money” value of the option and a number of shares of our common stock with a value equal to 55% of the “in the money” value of the option. Subsequent to the merger, we issued 237,066 shares of common stock and paid $17.9 million in cash to satisfy this obligation to the option holders. We funded part of the cash portion of the purchase price by borrowing $825.0 million under our $1.1 billion bridge credit facility. In April 2006, we used the proceeds from the issuance of the 2016 Notes to repay borrowings under the bridge credit facility. Also, we subsequently terminated the bridge credit facility in April 2006. See Note 2, “Inamed Acquisition,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

We believe the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$323.7
Property, plant and equipment	57.7
Identifiable intangible assets	971.9
In-process research and development	579.3
Goodwill	1,824.2
Other non-current assets, primarily deferred tax assets	56.6
Accounts payable and accrued liabilities(a)	(127.0)
Deferred tax liabilities — current and non-current	(362.3)
Other non-current liabilities	(33.4)

$3,290.7

(a)	Accounts payable and accrued liabilities include approximately $10.3 million of recognized liabilities related to the involuntary termination and relocation of certain Inamed employees in accordance with the Emerging Issues Task Force (EITF) in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. See Note 11, “Financial Instruments,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for activities relating to foreign currency risk management.

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

At December 31, 2006, we had approximately $102.0 million of variable rate debt. If the interest rates on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.0 million based on the amount of outstanding variable rate debt at December 31, 2006.

In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principal amount Senior Notes due 2016 issued in April 2006. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2006, the remaining unrecognized gain, net of tax, of $7.3 million is recorded as a component of accumulated other comprehensive loss. At December 31, 2006, there are no outstanding interest rate swap contracts.

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2006 and 2005:

	December 31, 2006
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)

ASSETS
Cash equivalents:
Repurchase Agreements	$130.0	$—	$—	$—	$—	$—	$130.0	$130.0
Weighted Average Interest Rate	5.35%	—	—	—	—	—	5.35%
Commercial Paper	771.0	—	—	—	—	—	771.0	771.0
Weighted Average Interest Rate	5.29%	—	—	—	—	—	5.29%
Foreign Time Deposits	288.6	—	—	—	—	—	288.6	288.6
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
Other Cash Equivalents	138.7	—	—	—	—	—	138.7	138.7
Weighted Average Interest Rate	5.91%	—	—	—	—	—	5.91%
Total Cash Equivalents	$1,328.3	$—	$—	$—	$—	$—	$1,328.3	$1,328.3
Weighted Average Interest Rate	5.03%	—	—	—	—	—	5.03%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$33.5	$—	$—	$750.0	$822.9	$1,606.4	$1,686.7
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Other Variable Rate (non-US$)	102.0	—	—	—	—	—	102.0	102.0
Weighted Average Interest Rate	5.46%	—	—	—	—	—	5.46%
Total Debt Obligations	$102.0	$33.5	$—	$—	$750.0	$822.9	$1,708.4	$1,788.7
Weighted Average Interest Rate	5.46%	6.91%	—	—	1.50%	5.84%	3.93%

	December 31, 2005
								Fair
	Maturing in							Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(in millions, except interest rates)

ASSETS
Cash equivalents:
Repurchase Agreements	$50.0	$—	$—	$—	$—	$—	$50.0	$50.0
Weighted Average Interest Rate	4.44%	—	—	—	—	—	4.44%
Commercial Paper	656.0	—	—	—	—	—	656.0	656.0
Weighted Average Interest Rate	4.28%	—	—	—	—	—	4.28%
Other Cash Equivalents	554.6	—	—	—	—	—	554.6	554.6
Weighted Average Interest Rate	4.41%	—	—	—	—	—	4.41%
Total Cash Equivalents	$1,260.6	$—	$—	$—	$—	$—	$1,260.6	$1,260.6
Weighted Average Interest Rate	4.34%	—	—	—	—	—	4.34%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$520.0	$—	$32.5	$—	$—	$25.0	$577.5	$851.2
Weighted Average Interest Rate	1.25%	—	6.91%	—	—	7.47%	1.84%
Other Variable Rate (non-US$)	169.6	—	—	—	—	—	169.6	169.6
Weighted Average Interest Rate	4.63%	—	—	—	—	—	4.63%
Total Debt Obligations	$689.6	$—	$32.5	$—	$—	$25.0	$747.1	$1,020.8
Weighted Average Interest Rate	2.08%	—	6.91%	—	—	7.47%	2.47%

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2006:

	Payments Due by Period
				More
	Less than			than Five
	One Year	1-3 Years	3-5 Years	Years	Total
	(in millions)

Notes payable, convertible notes and long-term debt obligations	$102.0	$33.5	$750.0	$822.9	$1,708.4
Operating lease obligations	30.7	39.7	23.2	64.1	157.7
Purchase obligations	126.3	46.5	0.3	—	173.1
Other long-term liabilities (excluding deferred income) reflected on our consolidated balance sheet	—	34.0	34.0	123.3	191.3

Total	$259.0	$153.7	$807.5	$1,010.3	$2,230.5

Guarantees

Our Certificate of Incorporation, as amended, provides that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of Allergan or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. We have also entered into contractual indemnity agreements with each of our directors and executive officers, pursuant to which we have agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of our securities within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. However, we have purchased directors’ and officers’ liability insurance policies intended to reduce our monetary exposure and to enable us to recover a portion of any future amounts paid. We have not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, we believe the estimated fair value of these indemnification arrangements is minimal.

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

Foreign Currency Risk

Overall, we are a net recipient of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated revenues or operating costs and expenses as expressed in U.S. dollars.

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

We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying currency exposures.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. Pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2006 and 2005. The information is provided in U.S. dollars, as presented in our consolidated financial statements.

	2006		2005
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)

Foreign currency forward contracts: (Receive U.S. dollar/pay foreign currency)
Euro	$142.3	1.32	$12.6	1.20
Canadian dollar	1.8	1.15	6.9	1.15
Australian dollar	9.1	0.78	2.6	0.75
U.K. Pound	—	—	16.5	1.77

	$153.2		$38.6

Estimated fair value	$(0.7)		$0.7

Foreign currency sold — put options:
Canadian dollar	$35.0	1.14	$26.0	1.15
Mexican peso	14.3	11.00	11.7	10.78
Australian dollar	20.6	0.78	12.1	0.75
Brazilian real	11.7	2.24	9.3	2.40
Euro	73.0	1.34	39.4	1.20
Japanese yen	9.6	113.06	—	—
Swedish krona	7.7	6.79	—	—
Swiss franc	6.1	1.18	—	—

	$178.0		$98.5

Estimated fair value	$3.8		$2.9

Foreign currency purchased — call options:
U.K. Pound	$15.3	1.96	$17.0	1.76

Estimated fair value	$0.2		$0.2

Recently Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement”

as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provisions of SFAS No. 154 in our first fiscal quarter of 2006. The adoption did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the actuarial gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and (ii) Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. This change in balance sheet reporting is effective for fiscal years ending after December 15, 2006 for public companies, which is our fiscal year 2006. SFAS No. 158 also eliminates the ability to use an early measurement date and requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position, commencing with fiscal years ending after December 15, 2008, which is our fiscal year 2008. We adopted the balance sheet recognition and reporting provisions of SFAS No. 158 during our fourth fiscal quarter of 2006. We currently expect to adopt in our fourth fiscal quarter of 2008 the provisions of SFAS No. 158 relating to the change in measurement date, which is not expected to have a material impact on our consolidated financial statements. See Note 9, “Employee Retirement and Other Benefit Plans” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further discussion of the effect of adopting SFAS No. 158 on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which is our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is our fiscal year 2007. We are still completing our evaluation of the potential effect of adopting FIN 48 on our consolidated financial statements. We currently do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2008. We have not yet evaluated the potential impact of adopting SFAS No. 157 on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our assessment did not include evaluating the effectiveness of internal control over financial reporting at our recently acquired Inamed business, which is included in our 2006 consolidated financial statements and constituted: $70.3 million of cash and equivalents, $75.5 million of trade receivables, net, $52.5 million of inventories and $64.4 million of property, plant and equipment, net as of December 31, 2006, and $371.6 million of product net sales for the year ended December 31, 2006. Management did not assess the effectiveness of internal control over financial reporting at this newly acquired business due to the complexity associated with assessing internal controls during integration efforts.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2006, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting and the attestation report on management’s assessment of our internal control over financial reporting are contained in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information required by this Item regarding our executive officers, see Item 1 of Part I of this report, “Business.”

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2006 (the “Proxy Statement”) is incorporated herein by reference.

The information to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

We have filed, as exhibits to this report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On May 16, 2006, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Executive Compensation” and “Non-Employee Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a) 2.  Financial Statement Schedules:

Page
Number

Schedule II — Valuation and Qualifying Accounts	F-60

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3.  Exhibits:

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)
3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

Exhibit
Number	Description

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, National Association and Allergan, Inc., as successor Right Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
4.6	Amended and Restated Indenture, dated as of July 28, 2004, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 2004)
4.7	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) to Allergan, Inc.’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.8	Registration Rights Agreement, dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.9	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.10	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.11	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.12	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.13	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.14	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.1	Form of Director and Executive Officer Indemnity Agreement†
10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006) *††
10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006) *†††

Exhibit
Number	Description

10.4	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)*
10.5	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2006)
10.6	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2006)
10.7	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*
10.8	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.9	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.10	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.11	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.12	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.13	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.14	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.15	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.16	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.17	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.18	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.19	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.20	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.21	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.22	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

Exhibit
Number	Description

10.23	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.24	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.25	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.26	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)*
10.27	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.28	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.29	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.30	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.31	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)*
10.32	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.33	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.34	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)*
10.35	Allergan, Inc. 2007 Executive Bonus Plan Performance Objectives
10.36	Allergan, Inc. 2007 Management Bonus Plan*
10.37	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.38	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*
10.39	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)*
10.40	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)
10.41	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.42	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.43	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

Exhibit
Number	Description

10.44	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.45	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.46	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.47	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)
10.48	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.49	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.50	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)
10.51	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.52	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.53	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.54	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.55	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.56	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)
10.57	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

Exhibit
Number	Description

10.58	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.59	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.60	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.61	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.62	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.63	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.64	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.65	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)
21	List of Subsidiaries of Allergan, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
23.2	Report and consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

(b) Item 601 Exhibits

Reference is hereby made to the Index of Exhibits under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allergan, Inc.

By	/s/ David E.I. Pyott
David E.I. Pyott
Chairman of the Board and
Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 1, 2007	By /s/ David E.I. Pyott David E.I. Pyott Chairman of the Board and Chief Executive Officer

Date: March 1, 2007	By /s/ Jeffrey L. Edwards Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2007	By /s/ James F. Barlow James F. Barlow Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: March 1, 2007	By /s/ Herbert W. Boyer Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: March 1, 2007	By /s/ Deborah L. Dunsire Deborah L. Dunsire, M.D., Director

Date: March 1, 2007	By /s/ Handel E. Evans Handel E. Evans, Director

Date: March 1, 2007	By /s/ Michael R. Gallagher Michael R. Gallagher, Director

Date: March 1, 2007	By /s/ Gavin S. Herbert Gavin S. Herbert, Director and Chairman Emeritus

Date: March 1, 2007	By /s/ Robert A. Ingram Robert A. Ingram, Director

Date: March 1, 2007	By /s/ Trevor M. Jones Trevor M. Jones, Director

Date: March 1, 2007	By /s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr., Director

Date: March 1, 2007	By /s/ Russell T. Ray Russell T. Ray, Director

Date: March 1, 2007	By /s/ Stephen J. Ryan Stephen J. Ryan, M.D., Director

Date: March 1, 2007	By /s/ Leonard D. Schaeffer Leonard D. Schaeffer, Director

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

Management’s assessment of the effectiveness of Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on management’s assessment and on the effectiveness of Allergan’s internal control over financial reporting as of December 31, 2006. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Our assessment did not include evaluating the effectiveness of internal control over financial reporting at our recently acquired Inamed business, which is included in our 2006 consolidated financial statements and constituted: $70.3 million of cash and equivalents, $75.5 million of trade receivables, net, $52.5 million of inventories and $64.4 million of property, plant and equipment, net as of December 31, 2006, and $371.6 million of product net sales for the year ended December 31, 2006. Management did not assess the effectiveness of internal control over financial reporting at this newly acquired business due to the complexity associated with assessing internal controls during integration efforts.

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

February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Allergan, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Inamed Corporation, which was acquired in 2006 and is included in the 2006 consolidated financial statements of the Company and constituted $70.3 million of cash and equivalents, $75.5 million of trade receivables, net, $52.5 million of inventories and $64.4 million of property, plant and equipment, net as of December 31, 2006, and $371.6 million of product net sales for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Inamed Corporation.

In our opinion, management’s assessment that Allergan, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the consolidated balance sheets of Allergan, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2004, were audited by other auditors whose report dated March 4, 2005, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Allergan, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective January 1, 2006 and its method of accounting for Defined Benefit Pension and Other Post Retirement Plans in accordance with Statement of Financial Accounting Standards No. 158 in the fourth quarter of 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Allergan, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Allergan, Inc. and subsidiaries (the Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Allergan, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(in millions,
	except share data)
ASSETS
Current assets:
Cash and equivalents	$1,369.4	$1,296.3
Trade receivables, net	386.9	246.1
Inventories	168.5	90.1
Other current assets	205.5	193.1

Total current assets	2,130.3	1,825.6
Investments and other assets	148.2	258.9
Deferred tax assets	—	123.2
Property, plant and equipment, net	611.4	494.0
Goodwill	1,833.6	9.0
Intangibles, net	1,043.6	139.8

Total assets	$5,767.1	$2,850.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$102.0	$169.6
Convertible notes, net of discount	—	520.0
Accounts payable	142.4	92.3
Accrued compensation	124.8	84.8
Other accrued expenses	235.2	177.3
Income taxes	53.7	—

Total current liabilities	658.1	1,044.0
Long-term debt	856.4	57.5
Long-term convertible notes	750.0	—
Deferred tax liabilities	84.8	—
Other liabilities	273.2	181.0
Commitments and contingencies	—	—
Minority interest	1.5	1.1
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 153,756,000 shares as of December 31, 2006 and 134,255,000 shares as of December 31, 2005	1.5	1.3
Additional paid-in capital	2,359.6	417.7
Accumulated other comprehensive loss	(127.4)	(50.6)
Retained earnings	1,065.7	1,305.1

	3,299.4	1,673.5
Less treasury stock, at cost (1,487,000 and 1,431,000 shares, respectively)	(156.3)	(106.6)

Total stockholders’ equity	3,143.1	1,566.9

Total liabilities and stockholders’ equity	$5,767.1	$2,850.5

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in millions,
	except per share data)
Revenues:
Product net sales	$3,010.1	$2,319.2	$2,045.6
Other revenues	53.2	23.4	13.3

Total revenues	3,063.3	2,342.6	2,058.9

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	575.7	385.3	381.7
Selling, general and administrative	1,333.4	936.8	791.7
Research and development	1,055.5	388.3	342.9
Amortization of acquired intangible assets	79.6	17.5	8.2
Restructuring charges	22.3	43.8	7.0

Operating (loss) income	(3.2)	570.9	527.4

Non-operating income (expense):
Interest income	48.9	35.4	14.1
Interest expense	(60.2)	(12.4)	(18.1)
Gain on investments, net	0.3	0.8	0.3
Unrealized (loss) gain on derivative instruments, net	(0.3)	1.1	(0.4)
Other, net	(5.0)	3.4	8.8

(Loss) earnings before income taxes and minority interest	(19.5)	599.2	532.1
Provision for income taxes	107.5	192.4	154.0
Minority interest expense	0.4	2.9	1.0

Net (loss) earnings	$(127.4)	$403.9	$377.1

Basic (loss) earnings per share	$(0.87)	$3.08	$2.87

Diluted (loss) earnings per share	$(0.87)	$3.01	$2.82

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other					Comprehensive
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock			Income
	Shares	Par Value	Capital	Loss	Earnings	Shares	Amount	Total	(Loss)

Balance December 31, 2003	134.3	$1.3	$360.5	$(54.9)	$695.7	(4.1)	$(284.0)	$718.6
Comprehensive income
Net earnings					377.1			377.1	$377.1
Other comprehensive income, net of tax:
Minimum pension liability adjustment									(1.1)
Foreign currency translation adjustments									9.9
Unrealized gain on investments									0.4

Other comprehensive income				9.2				9.2	9.2

Comprehensive income									$386.3

Dividends ($0.36 per share)					(47.3)			(47.3)
Stock options exercised			28.2		(45.8)	1.9	129.4	111.8
Activity under other stock plans			(3.9)		2.8	0.2	10.8	9.7
Purchase of treasury stock						(0.8)	(65.2)	(65.2)
Expense of compensation plans			2.3					2.3

Balance December 31, 2004	134.3	1.3	387.1	(45.7)	982.5	(2.8)	(209.0)	1,116.2
Comprehensive income
Net earnings					403.9			403.9	$403.9
Other comprehensive income, net of tax:
Minimum pension liability adjustment									(0.6)
Foreign currency translation adjustments									(3.9)
Unrealized loss on investments									(0.4)

Other comprehensive loss				(4.9)				(4.9)	(4.9)

Comprehensive income									$399.0

Dividends ($0.40 per share)					(52.6)			(52.6)
Stock options exercised			33.9		(30.8)	2.4	180.4	183.5
Activity under other stock plans			(8.3)		2.1	0.3	16.3	10.1
Purchase of treasury stock						(1.3)	(94.3)	(94.3)
Expense of compensation plans			5.0					5.0

Balance December 31, 2005	134.3	1.3	417.7	(50.6)	1,305.1	(1.4)	(106.6)	1,566.9
Comprehensive income
Net loss					(127.4)			(127.4)	$(127.4)
Other comprehensive income, net of tax:
Minimum pension liability adjustment									1.3
Foreign currency translation adjustments									24.9
Deferred holding gains, net of amortized amounts, on derivatives designated as cash flow hedges									7.3
Unrealized loss on investments									(0.6)

Other comprehensive income				32.9				32.9	32.9

Comprehensive loss									$(94.5)

Transition adjustment upon adoption of SFAS No. 158, net of tax				(109.7)				(109.7)
Dividends ($0.40 per share)					(58.7)			(58.7)
Stock options exercised			35.4		(58.7)	2.6	241.3	218.0
Activity under other stock plans					2.2	0.1	9.6	11.8
Issuance of common stock in connection with convertible note exchanges	2.1
Issuance of common stock under Inamed acquisition	17.4	0.2	1,859.1					1,859.3
Purchase of treasury stock						(2.9)	(307.8)	(307.8)
Stock-based award activity			47.4		3.2	0.1	7.2	57.8

Balance December 31, 2006	153.8	$1.5	$2,359.6	$(127.4)	$1,065.7	(1.5)	$(156.3)	$3,143.1

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Cash flows provided by operating activities:
Net (loss) earnings	$(127.4)	$403.9	$377.1
Non-cash items included in net (loss) earnings
In-process research and development charge	579.3	—	—
Depreciation and amortization	152.4	78.9	68.3
Amortization of original issue discount and debt issuance costs	10.0	9.8	11.8
Amortization of net realized gain on interest rate swap	(0.9)	—	—
Deferred income tax benefit	(47.6)	(25.0)	(34.5)
Gain on investments	(0.3)	(0.8)	(0.3)
Loss (gain) on disposal of assets	4.3	(5.8)	4.1
Unrealized loss (gain) on derivative instruments, net	0.3	(1.1)	0.4
Expense of share-based compensation plans	69.6	15.1	11.5
Minority interest expense	0.4	2.9	1.0
Restructuring charges	22.3	43.8	7.0
Changes in assets and liabilities:
Trade receivables	(57.7)	(11.2)	(15.8)
Inventories	34.1	1.1	(11.8)
Other current assets	18.1	(31.9)	14.7
Other non-current assets	0.1	(34.4)	(26.0)
Accounts payable	17.0	(3.8)	9.2
Accrued expenses	10.7	(27.7)	27.7
Income taxes	42.5	(61.8)	72.3
Other liabilities	19.7	72.6	31.8

Net cash provided by operating activities	746.9	424.6	548.5

Cash flows from investing activities:
Acquisition of Inamed, net of cash acquired	(1,328.7)	—	—
Additions to property, plant and equipment	(131.4)	(78.5)	(96.4)
Additions to capitalized software	(18.4)	(13.6)	(10.5)
Additions to intangible assets	(11.5)	(99.3)	—
Proceeds from sale of property, plant and equipment	4.8	7.8	—
Proceeds from sale of investments	0.6	1.3	—
Other, net	—	0.2	0.1

Net cash used in investing activities	(1,484.6)	(182.1)	(106.8)

Cash flows from financing activities:
Dividends to stockholders	(58.4)	(52.3)	(47.3)
Proceeds from issuance of senior notes	797.7	—	—
Proceeds from issuance of convertible senior notes	750.0	—	—
Debt issuance costs	(20.2)	—	—
Bridge credit facility borrowings	825.0	—	—
Bridge credit facility repayments	(825.0)	—	—
Repayments of convertible borrowings	(521.9)	—	—
Net (repayments) borrowings of notes payable	(67.5)	157.0	(12.6)
Net repayments under commercial paper obligations	—	—	(10.4)
Sale of stock to employees	182.7	149.9	83.6
Payments to acquire treasury stock	(307.8)	(94.3)	(65.2)
Net proceeds from settlement of interest rate swap	13.0	—	—
Excess tax benefits from share-based compensation	35.4	—	—

Net cash provided by (used in) financing activities	803.0	160.3	(51.9)

Effect of exchange rates on cash and equivalents	7.8	(1.3)	(2.6)

Net increase in cash and equivalents	73.1	401.5	387.2
Cash and equivalents at beginning of year	1,296.3	894.8	507.6

Cash and equivalents at end of year	$1,369.4	$1,296.3	$894.8

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$34.1	$11.5	$13.5

Income taxes, net of refunds	$78.4	$279.4	$110.0

On March 23, 2006, the Company completed the acquisition of Inamed Corporation. In exchange for the common stock of Inamed Corporation, the Company issued common stock with a fair value of $1,859.3 million and paid $1,328.7 million in cash, net of cash acquired. In connection with the Inamed acquisition, the Company acquired assets with a fair value of $3,813.4 million and assumed liabilities of $522.7 million.

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

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ materially from those estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any year presented. (See Note 11, “Financial Instruments.”)

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from three to 16 years, and a foreign business license with an indefinite useful life that is not amortized, but instead tested for impairment annually.

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 9.2 million repurchased shares in its treasury account at any one time. As of December 31, 2006 and 2005, the Company held approximately 1.5 million and 1.4 million treasury shares, respectively, under this program.

Revenue Recognition

The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfer to its customers. A portion of the Company’s revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. These customers are contractually obligated to maintain a specific level of inventory and to notify the Company upon use. Revenue for consigned inventory is recognized at the time the Company is notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and the Company periodically reviews consignment inventories to confirm the accuracy of customer reporting.

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.3 million and $1.8 million at December 31, 2006 and 2005, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. The Company does not provide a right of return on its facial aesthetics product line. Estimated allowances for sales returns are based upon the Company’s historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns accrued for the Company’s specialty pharmaceutical products at December 31, 2006 and 2005 were $4.9 million and $5.1 million, respectively, and are included in Other accrued expenses in the Company’s consolidated balance sheets. The amount of allowances for sales returns reserved for the medical device products at December 31, 2006 were $15.2 million, and are recorded in Trade receivables, net in the Company’s consolidated balance sheet. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $71.2 million and $71.9 million at December 31, 2006 and 2005, respectively.

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

The Company recognizes license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, the Company recognizes income upon the signing of a contractual agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after entering into the contract. The Company defers income under contractual agreements when it has further obligations that indicate that a separate earnings process has not culminated.

Share-Based Awards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at the grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

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

Pre-tax share-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $69.6 million, which consisted of compensation related to employee and director stock options of $48.6 million, employee and director restricted share awards of $9.2 million, and $11.8 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended December 31, 2005 was $13.6 million, which consisted of compensation related to employee and director restricted share awards of $4.1 million and $9.5 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 was $11.5 million, which consisted of compensation related to employee and director restricted share awards of $2.3 million and $9.2 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during 2005 and 2004 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $25.3 million, $4.9 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and projected employee stock option exercise behaviors. Prior to the adoption of SFAS No. 123R, the Company used an estimated stock price volatility based upon the Company’s five year historical average. Upon adoption of SFAS No. 123R, the Company changed its estimated volatility calculation to an equal weighting of the Company’s ten year historical average and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company recognizes share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the Company’s pro forma information required under SFAS No. 123 prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $99.7 million, $100.5 million and $54.0 million in 2006, 2005 and 2004, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against the Company’s deferred tax assets were $20.8 million and $44.1 million at December 31, 2006 and 2005, respectively. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts the Company estimates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2006, the Company had approximately $725.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

On March 23, 2006, the Company acquired Inamed Corporation (Inamed) for the purchase price of approximately $3.3 billion. The purchase price for Inamed was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged an independent third-party valuation firm to assist it in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. The Company believes the estimated fair values assigned to the Inamed assets acquired and liabilities assumed are based on reasonable assumptions.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (losses), foreign currency translation adjustments, pension liability adjustments, unrealized gains or losses on marketable equity investments and unrealized and realized gains or losses on derivative instruments, if applicable. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Beginning in 2006, the Company reports amortization of acquired intangible assets on a separate line in its consolidated statements of operations, which includes the amortization of the intangible assets acquired in connection with the Inamed acquisition, as well as the amortization of other intangible assets previously reported in cost of sales, selling, general and administrative expenses, and research and development expenses. The amount of amortization of acquired intangible assets reclassified in 2005 was $17.5 million, consisting of $14.3 million previously classified in cost of sales, $0.5 million previously classified in selling, general and administrative expenses, and $2.7 million previously classified in research and development expenses. The amount of amortization of acquired intangible assets reclassified in 2004 was $8.2 million, consisting of $5.0 million previously classified in cost of sales, $0.5 million previously classified in selling, general and administrative expenses, and $2.7 million previously classified in research and development expenses.

Beginning in 2006, the Company reports other revenues on a separate line in its consolidated statements of operations, which primarily include royalties and reimbursement income in connection with various contractual

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. These other revenue amounts were previously included in selling, general and administrative expenses. The amounts of other revenues previously included as part of selling, general and administrative expenses in 2005 and 2004 were $23.4 million and $13.3 million, respectively.

Recently Adopted Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted the provisions of SFAS No. 154 in its first fiscal quarter of 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the actuarial gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and (ii) Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. This change in balance sheet reporting is effective for fiscal years ending after December 15, 2006 for public companies, which is the Company’s fiscal year 2006. SFAS No. 158 also eliminates the ability to use an early measurement date and requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position, commencing with fiscal years ending after December 15, 2008, which is the Company’s fiscal year 2008. The Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158 during the Company’s fourth fiscal quarter of 2006. The Company currently expects to adopt in the fourth fiscal quarter of 2008 the provisions of SFAS No. 158 relating to the change in measurement date, which is not expected to have a material impact on the Company’s consolidated financial statements. See Note 9, “Employee Retirement and Other Benefit Plans,” for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2007. The Company is still completing its evaluation of the potential effect of adopting FIN 48 on its consolidated financial statements. The Company currently does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

Note 2:	Inamed Acquisition

On March 23, 2006, the Company completed the acquisition of Inamed Corporation (Inamed), a global healthcare company that develops, manufactures, and markets a diverse line of products, including breast implants, a range of facial aesthetics and obesity intervention products.

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

The following table summarizes the components of the Inamed purchase price:

(in millions)

Fair value of Allergan shares issued	$1,859.3
Cash consideration	1,409.3
Transaction costs	22.1

$3,290.7

The value of the shares of Company common stock used in determining the purchase price was $106.60 per share, based on the closing price of the Company’s common stock on December 20, 2005, the effective date of the merger agreement.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$323.7
Property, plant and equipment	57.7
Identifiable intangible assets	971.9
In-process research and development	579.3
Goodwill	1,824.2
Other non-current assets, primarily deferred tax assets	56.6
Accounts payable and accrued liabilities(a)	(127.0)
Deferred tax liabilities — current and non-current	(362.3)
Other non-current liabilities	(33.4)

$3,290.7

(a)	Accounts payable and accrued liabilities include approximately $10.3 million of recognized liabilities related to the involuntary termination and relocation of certain Inamed employees in accordance with the Emerging Issues Task Force (EITF) in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

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

These in-process research and development assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvédermtm dermal filler technology for use in the United States, and Inamed’s BIBtm BioEnterics® Intragastric Balloon (BIBtm System) technology for use in the United States, which were valued at $405.8 million, $41.2 million and $132.3 million, respectively. All of these assets had not received approval by the U.S. Food and Drug Administration (FDA) as of the Inamed acquisition date of March 23, 2006. Because the in-process research and development assets had no alternative future use, they were charged to expense on the Inamed acquisition date.

As of the Inamed acquisition date, the responsive gel round implants were expected to be approved by the FDA in mid-2006 and the Style 410 was estimated to be approved approximately six to twelve months thereafter. The Company’s management estimated that the projects were approximately 90 percent complete as the patient data had been collected and submitted to the FDA, with remaining efforts focused on responding to FDA questions and compiling additional data regarding clinical trials and other information necessary to answer any additional FDA requests. Subsequently, on November 17, 2006, the responsive gel round model of the silicone breast implants received FDA approval. The Company is required, as a condition of approval, to conduct extensive sets of ongoing

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

studies (committed patient breast implant follow-up, or “BIF,” studies) for the responsive gel round breast implants extending for a period of 10 years after FDA approval. The Company expects that it will also be required, as a condition of approval, to conduct the BIF studies for the Style 410 breast implants extending for a period of 10 years after FDA approval. The current BIF study will include 40,000 patients with silicone gel breast implants and 20,000 patients with saline implants.

As of the Inamed acquisition date, the Juvédermtm dermal filler technology was expected to be approved by the FDA in mid-2006. As of the acquisition date, all clinical trial patient data had been filed with the FDA, and the FDA had recently completed its inspection of the manufacturing process. Remaining efforts focused on meetings with the FDA and responding to FDA questions and requests. Subsequently, on June 5, 2006, Juvédermtm received FDA approval.

As of the Inamed acquisition date, the BIBtm System was expected to be approved in late 2008. Remaining efforts will be focused on completing discussions with the FDA regarding study design and performing a future clinical trial to pursue a premarket approval in the United States.

The estimated fair value of the in-process research and development assets was determined based on the use of a discounted cash flow model using an income approach for the acquired technologies. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using discount rates ranging from 12% to 15%. At the time of the Inamed acquisition, material net cash inflows were estimated to begin in 2006 for the silicone breast implants and Juvédermtm and in 2008 for the BIBtm System. Gross margin and expense levels were estimated to be consistent with Inamed’s historical results.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired developed technology assets primarily consist of the following currently marketed Inamed product lines:

(in millions)

LAP-BAND® Intragastric Banding System (LAP-BAND® System) — worldwide	$523.6
Breast aesthetics (including saline breast implants worldwide and silicone breast implants in international markets)	158.5
BIBtm System in international markets	35.0
Tissue expanders — worldwide	42.4
Other	36.9

$796.4

Impairment evaluations in the future for acquired developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment with valuation analysis and related potential impairment actions segregated between two markets, the United States and Canada, and the rest of the world, which were used to originally value the intangible assets.

Goodwill

Goodwill represents the excess of the Inamed purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the acquisition of Inamed will produce the following significant benefits:

•	Increased Market Presence and Opportunities. The combination of the Company and Inamed should increase the combined company’s market presence and opportunities for growth in sales, earnings and stockholder returns.

•	Enhanced Product Mix. The complementary nature of the Company’s products with those of Inamed should benefit current patients and customers of both companies and provide the combined company with the ability to access new patients and physician customers.

•	Operating Efficiencies. The combination of the Company and Inamed provides the opportunity for potential economies of scale, cost savings and access to a highly trained Inamed work force as of the acquisition date.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Inamed, in relation to other acquired tangible and intangible assets, including in-process research and development. The goodwill acquired in the Inamed acquisition is not deductible for tax purposes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

Unaudited pro forma operating results for the Company, assuming the acquisition of Inamed occurred January 1, 2006 and 2005 and excluding any pro forma charge for in-process research and development costs, inventory fair value adjustments and Inamed share-based compensation expense in 2006 and transaction costs are as follows:

	2006	2005
	(in millions, except per share amounts)

Product net sales	$3,109.5	$2,757.0
Total revenues	$3,162.7	$2,780.4
Net earnings	$471.7	$396.2
Basic earnings per share	$3.13	$2.67
Diluted earnings per share	$3.08	$2.62

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Inamed acquisition occurred as of January 1, 2006 and 2005, or the results that may be achieved in the future.

Note 3:	Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses

Restructuring and Integration of Inamed Operations

In connection with the March 2006 Inamed acquisition, the Company initiated a global restructuring and integration plan to merge Inamed’s operations with the Company’s operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involve eliminating certain general and administrative positions, moving key commercial Inamed business functions to the Company’s locations around the world, integrating Inamed’s distributor operations with the Company’s existing distribution network and integrating Inamed’s information systems with the Company’s information systems.

The Company has incurred, and anticipates that it will continue to incur, charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the Inamed restructuring. The Company currently estimates that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $61.0 million and $75.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, the Company expects to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the close of the fourth quarter of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million.

Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distributor arrangements. Contract and lease termination costs are expected to total approximately $29.0 million to $36.0 million. The Company began to record these costs in the second quarter of 2006 and expects to continue to incur them up through and including the fourth quarter of 2007.

The Company also expects to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company recorded pre-tax restructuring charges of $13.5 million, primarily consisting of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor arrangements and other costs related to the restructuring of the Inamed operations. During 2006, the Company also recorded $20.7 million of integration and transition costs associated with the Inamed integration. Integration and transition costs consisted primarily of salaries, travel, communications, recruitment and consulting costs. Integration and transition costs included in the Company’s consolidated statement of operations for the year ended December 31, 2006 consisted of $0.9 million in cost of sales, $19.6 million in selling, general and administrative expenses and $0.2 million in research and development expenses. During 2006, the Company also recorded $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which the Company included in its provision for income taxes.

The following table presents the cumulative restructuring activities related to the Inamed operations through December 31, 2006:

		Contract
	Employee	and Lease
	Severance	Termination Costs	Total
	(in millions)

Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006 (included in Other accrued expenses)	$4.0	$4.9	$8.9

Restructuring and Streamlining of Operations in Japan

On September 30, 2005, the Company entered into a long-term agreement with GlaxoSmithKline (GSK) to develop and promote the Company’s Botox® product in Japan and China. Under the terms of this agreement, the Company licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. As a result of this agreement, the Company initiated a plan in October 2005 to restructure and streamline its operations in Japan. The Company substantially completed the restructuring activities as of June 30, 2006. As of December 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $1.9 million ($2.3 million in 2005 and a net reversal of $0.4 million in 2006). There are no remaining accrued liabilities for restructuring and streamlining of the Company’s operations in Japan at December 31, 2006.

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

As of December 31, 2006, the Company substantially completed all activities related to the restructuring and streamlining of its European operations and recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the years ended December 31, 2006 and 2005, the Company recorded $8.6 million and $28.9 million, respectively, of restructuring charges related to its European operations.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as of December 31, 2006, the Company has incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees. For the year ended December 31, 2006, the Company recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of its Mougins, France facility, consisting of $5.7 million in selling, general and administrative expenses and $0.5 million in research and development expenses. For the year ended December 31, 2005, the Company recorded $5.6 million of transition and duplicate operating expenses, consisting of $0.3 million in cost of sales, $3.8 million in selling, general and administrative expenses and $1.5 million in research and development expenses.

The following table presents the cumulative restructuring activities related to the Company’s European operations through December 31, 2006:

	Employee	Other
	Severance	Costs	Total
	(in millions)

Net charge during 2005	$25.9	$3.0	$28.9
Assets written off	—	(0.2)	(0.2)
Spending	(10.7)	(2.8)	(13.5)

Balance at December 31, 2005	15.2	—	15.2
Net charge during 2006	4.6	4.0	8.6
Spending	(15.7)	(0.8)	(16.5)

Balance at December 31, 2006 (included in Other accrued expenses for employee severance and in Other liabilities for other costs)	$4.1	$3.2	$7.3

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

As of December 31, 2005, the Company had substantially completed all activities related to the termination of the manufacturing and supply agreement. As of December 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $22.2 million ($7.1 million in 2004, $14.5 million in 2005 and $0.6 million in 2006). There are no remaining accrued liabilities for the termination of the Company’s manufacturing and supply agreement with AMO at December 31, 2006.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Composition of Certain Financial Statement Captions

	December 31,
	2006	2005
	(in millions)

Trade receivables, net
Trade receivables	$417.9	$250.5
Less allowance for sales returns — medical device products	15.2	—
Less allowance for doubtful accounts	15.8	4.4

	$386.9	$246.1

Inventories
Finished products	$107.1	$52.9
Work in process	31.2	24.8
Raw materials	30.2	12.4

	$168.5	$90.1

Other current assets
Prepaid expenses	$55.0	$57.5
Deferred taxes	113.0	91.1
Other	37.5	44.5

	$205.5	$193.1

Investments and other assets
Prepaid pensions	$—	$135.4
Investments in corporate-owned life insurance contracts used to fund deferred executive compensation	49.3	42.0
Capitalized software	34.3	27.3
Debt issuance costs	18.3	5.0
Equity investments	7.1	8.3
Other	39.2	40.9

	$148.2	$258.9

Property, plant and equipment, net
Land	$32.4	$18.6
Buildings	540.6	475.7
Machinery and equipment	399.1	318.1

	972.1	812.4
Less accumulated depreciation	360.7	318.4

	$611.4	$494.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(in millions)

Other accrued expenses
Sales rebates and other incentive programs	$71.2	$71.9
Restructuring charges	13.0	16.1
Royalties	31.6	24.1
Accrued interest	21.7	0.9
Sales returns — specialty pharmaceutical products	4.9	5.1
Product warranties — breast implant products	4.4	—
Other	88.4	59.2

	$235.2	$177.3

Other liabilities
Postretirement benefit plan	$35.8	$27.3
Qualified and non-qualified benefit plans	69.9	31.5
Deferred executive compensation	47.9	43.1
Deferred income	81.9	73.7
Product warranties — breast implant products	20.4	—
Other	17.3	5.4

	$273.2	$181.0

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(23.7)	$(48.6)
Deferred holding gains on derivative instruments, net of taxes of $4.8 million	7.3	—
Pension liability adjustments, net of taxes of $55.5 million and $2.3 million for 2006 and 2005, respectively	(112.2)	(3.8)
Unrealized gain on investments, net of taxes of $0.9 million and $1.2 million for 2006 and 2005, respectively	1.2	1.8

	$(127.4)	$(50.6)

The increase in trade receivables, net, inventories, property, plant and equipment, net, other accrued expenses and other liabilities at December 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. The decrease in investment and other assets at December 31, 2006 compared to December 31, 2005 was primarily due to the decrease in prepaid pensions upon adopting SFAS No. 158. At December 31, 2006, approximately $8.0 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Intangibles and Goodwill

At December 31, 2006 and 2005, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
	(in millions)		(in years)	(in millions)		(in years)

Amortizable Intangible Assets:
Developed technology	$796.4	$(39.9)	15.4	$—	$—	—
Customer relationships	42.3	(10.3)	3.1	—	—	—
Licensing	149.4	(44.2)	8.0	137.8	(25.5)	8.0
Trademarks	23.5	(5.7)	6.5	3.5	(2.3)	15.0
Core technology	142.6	(11.4)	15.8	29.3	(4.1)	15.0
Other	1.0	(1.0)	5.0	1.1	(0.9)	5.0

	1,155.2	(112.5)	13.9	171.7	(32.8)	9.3
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,156.1	$(112.5)		$172.6	$(32.8)

Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Inamed acquisition. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. The increase in developed technology, customer relationships, trademarks and core technology at December 31, 2006 compared to December 31, 2005 is primarily due to the Inamed acquisition. The increase in licensing assets is primarily due to milestone payments incurred in 2006 related to the approvals of Juvédermtm in the United States and Australia.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the year ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
	(in millions)

Developed technology	$39.9	$—	$—
Customer relationships	10.3	—	—
Licensing	18.6	15.1	5.7
Trademarks	3.4	0.4	0.4
Core technology	7.4	2.0	2.0
Other	—	—	0.1

	$79.6	$17.5	$8.2

Amortization expense related to acquired intangible assets generally benefits multiple business functions within the Company, such as the Company’s ability to sell, manufacture, research, market and distribute products, compounds and intellectual property. The amount of amortization expense excluded from cost of sales consists primarily of amounts amortized with respect to developed technology and licensing intangible assets.

Estimated amortization expense is $98.7 million for 2007, $96.8 million for 2008, $86.8 million for 2009, $82.4 million for 2010 and $79.1 million for 2011.

Goodwill

	December 31,
	2006	2005
	(in millions)

Goodwill:
United States	$1,828.9	$4.6
Latin America	3.9	3.6
Europe and other	0.8	0.8

	$1,833.6	$9.0

The increase in goodwill at December 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill related to the Inamed acquisition is reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill related to the Inamed acquisition. Once the analysis is complete, goodwill will be reflected in the geographical locations to which it relates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Notes Payable and Long-Term Debt

	2006		2005
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2006	Rate	2005
		(in millions)		(in millions)

Bank loans	5.46%	$102.0	4.63%	$169.6
Medium term notes; 6.91% - 7.47%; maturing 2008 - 2012	7.15%	58.5	7.15%	57.5
Senior notes due 2016	5.79%	797.9		—

		958.4		227.1
Less current maturities		102.0		169.6

Total long-term debt		$856.4		$57.5

As of December 31, 2006, the Company had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that the Company may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. In March 2006, the Company amended its committed long-term credit facility to provide for borrowings of up to $800 million through March 2011 and amended its commercial paper program to provide for up to $600 million in borrowings. The commitment fees under the domestic and foreign credit facilities are minimal. The current medium term note program allows the Company to issue up to an additional $6.5 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2006. As of December 31, 2006, the Company had $102.0 million in borrowings under its committed long-term credit facility, $58.5 million in borrowings outstanding under the medium term note program and no borrowings under the commercial paper program.

On April 12, 2006, the Company completed concurrent private placements of $800 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) and $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes). The 2016 Notes were sold in a private placement to qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and the 2026 Convertible Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. (See Note 7, “Convertible Notes,” for a description of the 2026 Convertible Notes.)

The 2016 Notes, which were sold at 99.717% of par value with an effective interest rate of 5.79%, are unsecured and pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by Allergan. The original discount of approximately $2.3 million is amortized using the effective interest method over the stated term of 10 years.

In February 2006, the Company entered into interest rate swap contracts based on the 3-month LIBOR rate with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over the same 10 year period to match the term of the 2016 Notes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2006 and prior to the Inamed acquisition date, the Company obtained a bridge credit facility that provided for borrowings of up to $1.1 billion through March 2007. On March 23, 2006, the Company borrowed $825 million under the bridge credit facility to fund part of the cash portion of the Inamed purchase price. In April 2006, the Company used the proceeds from the issuance of the 2016 Notes to repay borrowings under the bridge credit facility. The Company subsequently terminated the bridge credit facility in April 2006.

The aggregate maturities of total long-term debt for each of the next five years and thereafter are as follows: $102.0 million in 2007; $33.5 million in 2008; zero in 2009, 2010 and 2011; and $822.9 million thereafter. Interest incurred of $0.4 million in 2006, $1.0 million in 2005 and $1.4 million in 2004 has been capitalized and included in property, plant and equipment.

Note 7:	Convertible Notes

The 2026 Convertible Notes are unsecured and pay interest semi-annually at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of Allergan’s common stock based on an initial conversion rate of 7.8952 shares of Allergan’s common stock per $1,000 principal amount of the 2026 Convertible Notes, subject to adjustment, only under the following circumstances: (i) during any fiscal quarter beginning after June 30, 2006 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 120% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate; (ii) the Company calls the 2026 Convertible Notes for redemption; (iii) if specified distributions to holders of the Company’s common stock are made, or specified corporate transactions occur; or (iv) at any time on or after February 1, 2026 through the business day immediately preceding the maturity date. Upon conversion, a holder will receive an amount in cash equal to the lesser of (i) the principal amount of the 2026 Convertible Note or (ii) the conversion value, determined in the manner set forth in the 2026 Convertible Note Indenture. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, the Company will also deliver at its election, cash or Allergan’s common stock or a combination of cash and Allergan’s common stock for the conversion value in excess of the principal amount. As of December 31, 2006, the conversion criteria had not been met. The Company will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders. The Company amortizes deferred debt issuance costs associated with the 2026 Convertible Notes over the five year period from date of issuance in April 2006 to the first noteholder put date in April 2011.

On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (2022 Notes) in a private placement with an aggregate principal amount at maturity of $641.5 million. The 2022 Notes, which were issued at a discount of $141.5 million, were unsecured, accrued interest at 1.25% annually and were scheduled to mature on November 6, 2022. The 2022 Notes were convertible into 11.41 shares of Allergan’s common stock for each $1,000 principal amount at maturity if the closing price of Allergan’s common stock exceeded certain levels, the credit ratings assigned to the 2022 Notes were reduced below specified levels, or the Company called the 2022 Notes for redemption, made specified distributions to its stockholders or became a party to certain consolidation, merger or binding share exchange agreements. As of December 31, 2005 and March 31, 2006, the conversion criteria were met.

During March 2006 and April 2006, holders of the 2022 Notes began to exercise the conversion feature of the 2022 Notes. In May 2006, the Company announced its intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, the Company was

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of Allergan common stock. The Company exercised its option to pay the remainder of the conversion value in shares of Allergan common stock. In connection with the conversion, Allergan paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 2.1 million shares of Allergan common stock for the remainder of the conversion value. In addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006, the Company paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.

The Company amortized deferred debt issuance costs associated with the 2022 Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007. For the year ended December 31, 2006, the Company recorded as interest expense a charge of approximately $4.4 million for the write-off of unamortized deferred debt issuance costs due to the redemption of the 2022 Notes. Interest expense of approximately $1.8 million, $6.4 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, was recognized representing the amortization of discount on the 2022 Notes. The discount was amortized using the effective interest method over the stated term of 20 years.

Note 8:	Income Taxes

The components of earnings (loss) before income taxes and minority interest were:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

U.S.	$(232.4)	$455.7	$343.9
Non-U.S.	212.9	143.5	188.2

Total	$(19.5)	$599.2	$532.1

The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Current
U.S. federal	$115.2	$159.3	$151.8
Non-U.S.	30.2	32.1	26.4
U.S. state	15.3	24.9	10.3

Total current	160.7	216.3	188.5

Deferred
U.S. federal	(34.0)	(2.6)	(10.7)
Non-U.S.	(5.9)	(17.0)	(5.4)
U.S. state	(13.3)	(4.3)	(18.4)

Total deferred	(53.2)	(23.9)	(34.5)

Total	$107.5	$192.4	$154.0

The current provision for income taxes does not reflect the tax benefit of $41.6 million, $31.8 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated statements of stockholders’ equity.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2006	2005	2004

Statutory rate of tax expense (benefit)	(35.0)%	35.0%	35.0%
State taxes, net of U.S. tax benefit	44.8	3.7	1.7
Tax differential on foreign earnings	(238.9)	(11.0)	(9.0)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	11.9	10.4	3.3
Other credits (R&D)	(118.9)	(2.6)	(1.5)
In-process R&D	1,039.8	—	—
Intangible write-offs	(0.6)	(0.4)	(0.5)
Tax audit settlements/adjustments	(12.9)	(1.1)	2.4
Change in valuation allowance	(130.2)	(0.6)	(4.1)
Other	(8.7)	(1.3)	1.6

Effective tax rate	551.3%	32.1%	28.9%

Withholding and U.S. taxes have not been provided on approximately $725.5 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted in the United States. The Act’s repatriation provisions allowed the Company to elect to deduct 85% of certain cash dividends received from its foreign corporations during calendar year 2005. In order for the Company to be eligible for the 85% deduction, the cash dividends were required to meet a number of criteria including, but not limited to, reinvestment in the United States pursuant to a domestic reinvestment plan approved by the Company’s Board of Directors. In addition, the provisions required that certain foreign tax credits and other deductions associated with the dividend payments be reduced commensurate with the level of tax benefit received by the Company from the 85% deduction.

In connection with the Act, the Company repatriated $674.0 million in extraordinary dividends, as defined by the Act, in the year ended December 31, 2005 from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries and recorded a corresponding tax liability of $29.9 million. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on the Company’s historical repatriation levels, as defined by the Act. In 2005 the Company also repatriated approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $19.7 million. During 2006, the Company recorded a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings.

During the year ended December 31, 2006, the Company reduced its estimated income taxes payable for uncertain tax positions and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. This reduction was partially offset by an increase in estimated income taxes payable of $3.9 million for a previously filed income tax return currently under examination. During 2006, the Company also increased its estimate by $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and incurred income tax

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition.

During the year ended December 31, 2005, the Company reduced its estimated income taxes payable for uncertain tax positions and related provision for income taxes by $24.1 million, primarily due to a change in estimate resulting from the resolution of several significant uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement (APA) was executed with the U.S. Internal Revenue Service during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which the Company acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 2002. The Company and its consolidated subsidiaries (excluding Inamed) are currently under examination by the U.S. Internal Revenue Service for years 2003 through 2005. The Company believes the additional tax liability, if any, for such years and subsequent years, will not have a material effect on the financial position of the Company. The Company’s recently acquired subsidiary, Inamed, is currently under examination by the U.S. Internal Revenue Service for years 2003 through 2006. The additional tax liability, if any, for such years will be treated as an adjustment to the Inamed purchased goodwill.

At December 31, 2006, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $28.3 million. The Company’s subsidiary, Inamed, has net operating loss carryforwards of approximately $10.0 million in various U.S. states with various expiration dates, and a U.S. Federal net operating loss carryback of approximately $52.6 million. Any under- or over-utilization of the estimated realizable Inamed net operating losses at the time of acquisition will be treated as an adjustment to purchased goodwill.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in millions)

Deferred tax assets
Net operating loss carryforwards/carrybacks	$29.1	$9.8	$10.4
Accrued expenses	43.5	25.2	21.4
Manufacturing/warranty reserves	14.3	—	—
Capitalized expenses	19.6	18.3	9.7
Deferred compensation	24.9	20.6	16.3
Medicare, Medicaid and other accrued healthcare rebates	25.4	25.2	20.0
Postretirement medical benefits	14.5	11.2	9.7
Capitalized intangible assets	75.5	130.2	123.1
Deferred revenue	25.2	2.1	4.2
Other credit carryforwards	—	—	1.0
Total inventories	27.1	16.6	11.9
Share-based compensation awards	15.4	—	—
Manufacturing, AMT and research credit carryforwards/carrybacks	17.0	4.9	10.6
Capital loss carryforwards	12.0	12.0	11.5
Unbilled costs	15.2	14.9	11.1
Pension plans	18.2	—	—
All other	24.0	27.5	22.0

	400.9	318.5	282.9
Less: valuation allowance	(20.8)	(44.1)	(51.9)

Total deferred tax assets	380.1	274.4	231.0

Deferred tax liabilities
Pension plans	—	32.4	21.2
Depreciation	22.3	24.4	13.1
Developed technology intangible assets	323.6	—	—
All other	6.0	3.3	9.0

Total deferred tax liabilities	351.9	60.1	43.3

Net deferred tax assets	$28.2	$214.3	$187.7

The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2006 were $113.0 million and $84.8 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2005 were $91.1 million and $123.2 million, respectively. Net current deferred tax assets are included in Other current assets in the Company’s consolidated balance sheets. The net change in the amount of the valuation allowance at December 31, 2006 compared to December 31, 2005 consists primarily of a decrease in the amount of valuation allowances due to a $17.2 million reversal of the valuation allowance against a deferred tax asset that the Company has determined is now realizable. As a result of this determination, the Company has filed a refund claim for a prior year with the U.S. Internal Revenue Service. This refund claim relates to the deductibility of certain capitalized intangible assets associated with the Company’s retinoid portfolio that was transferred to a third party in 2004. The balance of the net decrease in the valuation

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States, and the abandonment of certain intangible assets for tazarotene oral technologies that will result in a current tax deduction. The net change in the amount of the valuation allowance at December 31, 2005 compared to December 31, 2004 consists primarily of a decrease in the valuation allowance due to a change in the estimate of the amount of realizable deferred tax assets in Japan stemming from the licensing agreement with GlaxoSmithKline, partially offset by an increase in the valuation allowance related to deferred tax assets for certain capitalized intangible assets.

Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

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

The Company also has one retiree health plan that covers U.S. retirees and dependents. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement. Disbursements exceed retiree contributions and the plan currently has no assets. The accounting for the retiree health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s past practice and management’s intent to manage plan costs. The Company’s history of retiree medical plan modifications indicates a consistent approach to increasing the cost sharing provisions of the plan.

Adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In the fourth quarter of 2006, the Company adopted the balance sheet recognition and reporting provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the actuarial gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87) and (ii) Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effects of adopting the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effects of recognizing the additional minimum liability are included in the table below in the column labeled “Prior to Adopting SFAS No. 158.”

	Pension Plans			Other Postretirement Benefits
	Prior to	Effect of	As Reported at	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,	Adopting	Adopting	December 31,
	SFAS No. 158	SFAS No. 158	2006	SFAS No. 158	SFAS No. 158	2006
	(in millions)

Prepaid (accrued) pension costs	$86.3	$(157.9)	$(71.6)	$(31.1)	$(5.6)	$(36.7)
Deferred income tax assets	1.7	51.6	53.3	—	2.2	2.2
Accumulated other comprehensive loss	2.5	106.3	108.8	—	3.4	3.4

Included in accumulated other comprehensive loss at December 31, 2006 are unrecognized actuarial losses of $162.1 million, or $108.8 million net of tax, related to the Company’s pension plans that have not yet been recognized in net periodic pension cost. Of this amount, the Company expects to recognize in net periodic pension cost during 2007 approximately $11.3 million, or $7.2 million net of tax. Also included in accumulated other comprehensive loss at December 31, 2006 are unrecognized prior service credits of $2.5 million, or $1.5 million net of tax, and unrecognized actuarial losses of $8.1 million, or $4.9 million net of tax, related to the Company’s retiree health plan that have not yet been recognized in net periodic benefit cost. Of these amounts, the Company expects to recognize $0.3 million, or $0.2 million net of tax, of the unrecognized prior service credits and $0.3 million, or $0.2 million net of tax, of the unrecognized actuarial losses in net periodic benefit cost during 2007.

The funded status of the pension plans and retiree health plan were measured as of September 30, 2006 and 2005. Under the provisions of SFAS No. 158, the Company must change its measurement date for its pension and retiree health plans to the date of the Company’s year-end financial statements effective with the Company’s fiscal year ended December 31, 2008. The impact of this change is not expected to be material to the Company’s consolidated financial statements.

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, asset allocation, funded status and estimated future payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost

Components of net periodic benefit cost and the weighted-average assumptions used to determine net periodic benefit cost for the years ended 2006, 2005, and 2004 were as follows:

Net Periodic Benefit Cost

				Other
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)

Service cost	$23.1	$17.6	$14.7	$1.8	$1.6	$1.3
Interest cost	27.4	24.7	21.6	2.0	1.8	1.2
Expected return on plan assets	(32.3)	(27.4)	(25.4)	—	—	—
Gain on settlement	(0.8)	—	—	—	—	—
Amortization of prior service costs (credits)	—	—	0.1	(0.2)	(0.3)	(0.2)
Recognized net actuarial losses	13.0	9.5	6.7	0.5	0.3	—

Net periodic benefit cost	$30.4	$24.4	$17.7	$4.1	$3.4	$2.3

The Company terminated and settled one of its non-U.S. pension plans as part of its restructuring and streamlining of operations in Japan. As a result, the Company recognized a gain of $0.8 million upon plan settlement that was recorded as a restructuring charge reversal in the consolidated statement of operations for the year ended December 31, 2006.

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

				Other
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

U.S. Pension Plans:
Discount rate	5.60%	5.95%	6.10%	5.60%	5.95%	6.10%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.25%	3.75%	3.50%	—	—	—
Non-U.S. Pension Plans:
Discount rate	4.24%	5.05%	5.20%
Expected return on plan assets	6.19%	6.89%	6.88%
Rate of compensation increase	4.00%	4.32%	3.91%

In 2006, for the U.S. qualified pension plan, the Company determined the expected rate of return on plan assets to be 8.25%. This expected rate of return was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined.

In 2006, for non-U.S. funded pension plans, the Company determined the expected rate of return on plan assets to be 6.19%. This expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation

The tables below present components of the change in projected benefit obligation and the weighted-average assumptions used to determine the benefit obligation at December 31, 2006 and 2005.

Change in Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(in millions)

Projected benefit obligation, beginning of year	$504.3	$433.8	$36.2	$25.0
Service cost	23.1	17.6	1.8	1.6
Interest cost	27.4	24.8	2.1	1.7
Participant contributions	1.2	1.2	—	—
Actuarial (gains) losses	(5.3)	57.0	(2.2)	8.6
Benefits paid	(8.8)	(8.3)	(1.2)	(0.7)
Plan settlement	(2.2)	—	—	—
Special termination benefits	—	(7.8)	—	—
Impact of foreign currency translation	14.6	(14.0)	—	—

Projected benefit obligation, end of year	$554.3	$504.3	$36.7	$36.2

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $468.2 million and $429.1 million at December 31, 2006 and 2005, respectively.

Weighted Average Assumptions Used to Determine Projected Benefit Obligation

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

U.S. Pension Plans:
Discount rate used	5.90%	5.60%	5.90%	5.60%
Rate of compensation increase	4.25%	4.25%	—	—
Non-U.S. Pension Plans:
Discount rate used	4.65%	4.24%
Rate of compensation increase	4.24%	4.09%

Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)

Effect on total service and interest cost components	$0.9	$(0.7)
Effect on postretirement benefit obligation	7.3	(5.8)

The assumed annual health care cost trend rate for the retiree health plan was 9.0% for 2006, gradually decreasing to 5.0% in 2011 and remaining at that level thereafter.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The table below presents components of the change in plan assets at December 31, 2006 and 2005.

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(in millions)

Fair value of plan assets, beginning of year	$427.5	$346.7	$—	$—
Actual return on plan assets	34.9	49.2	—	—
Company contributions	13.0	49.6	1.2	0.7
Participant contributions	1.2	1.2	—	—
Benefits paid	(8.8)	(8.3)	(1.2)	(0.7)
Plan settlement	(1.4)	—	—	—
Impact of foreign currency translation	12.1	(10.9)	—	—

Fair value of plan assets, end of year	$478.5	$427.5	$—	$—

Beginning in 2006, the Company changed its funding policy for its funded pension plans to be based upon the greater of: (i) annual service cost, administrative expenses, and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) a 90% minimum funded status for the accumulated benefit obligations. Prior to 2006, the Company’s funding policy for its funded pension plans was to provide currently for accumulated benefit obligations. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. Employer contributions include $1.5 million and $1.2 million of benefits paid directly from the Company’s assets in 2006 and 2005, respectively, under the Company’s U.S. and major non-U.S. pension plans. Employer contributions and benefits paid under the retiree health plan include $1.2 million and $0.7 million paid from the Company’s assets in 2006 and 2005, respectively.

The asset allocation for the Company’s U.S. and non-U.S. funded pension plans follows:

	2007	Percent of
	Target	Plan Assets
	Allocation	2006	2005

U.S. Pension Plans:
Equity securities	60.0%	62.0%	60.0%
Debt securities	35.0	38.0	40.0
Real estate	5.0	—	—

Total	100.0%	100.0%	100.0%

Non-U.S. Pension Plans:
Equity securities	60.0%	63.5%	61.4%
Debt securities	40.0	36.5	38.6

Total	100.0%	100.0%	100.0%

The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities, real estate investment trusts and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2007 is 8.25% for its U.S. pension plan. Risk tolerance is established through careful consideration of plan

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks, and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies, and quarterly investment portfolio reviews.

The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2007 is 6.43% for its non-U.S. funded pension plans.

Funded Status

The table below presents components of the funded status at December 31, 2006 and 2005.

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(in millions)

Fair value of plan assets	$478.5	$427.5	$—	$—
Benefit obligation	554.3	504.3	36.7	36.2

Funded status of plans	(75.8)	(76.8)	(36.7)	(36.2)
Unrecognized net actuarial losses	—	178.4	—	10.9
Unrecognized prior service credits	—	—	—	(2.8)
Fourth quarter contributions	4.2	1.4	—	—

(Accrued) prepaid benefit costs, net	$(71.6)	$103.0	$(36.7)	$(28.1)

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(in millions)

Prepaid benefit cost	$—	$135.8	$—	$—
Accrued benefit cost	(71.6)	(32.8)	(36.7)	(28.1)
Minimum pension liability	—	(6.1)	—	—
Deferred tax asset	—	2.3	—	—
Accumulated other comprehensive income	—	3.8	—	—

Net amount recognized	$(71.6)	$103.0	$(36.7)	$(28.1)

The unfunded status of the pension plans of $71.6 million at December 31, 2006 was recognized as $1.7 million of Accrued compensation and $69.9 million of Other liabilities in the Company’s consolidated balance sheet. The unfunded status for the retiree health plan of $36.7 million at December 31, 2006 was recognized as $0.9 million of Accrued compensation and $35.8 million of Other liabilities in the Company’s consolidated balance sheet.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2006 and 2005 were as follows:

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the Fair
	the Fair Value of		Value of
	Plan Assets		Plan Assets
	2006	2005	2006	2005
		(in millions)

Projected benefit obligation	$554.3	$504.3	$53.5	$50.1
Accumulated benefit obligation	468.2	429.1	42.3	39.0
Fair value of plan assets	478.5	427.5	—	—

In 2007, the Company expects to pay contributions of between $17.0 million and $18.0 million for its U.S. and non-U.S. pension plans and between $0.8 million and $0.9 million for its other postretirement plan (unaudited).

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in millions)

2007	$11.7	$0.9
2008	13.2	1.0
2009	15.0	1.1
2010	16.9	1.2
2011	19.0	1.4
2012 - 2016	134.3	9.7

	$210.1	$15.3

Medicare Prescription Drug, Improvement and Modernization Act of 2003

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 4% of compensation, qualify for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan was $10.3 million in 2006, $8.1 million in 2005 and $7.6 million in 2004.

In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $7.1 million, $5.0 million and $3.7 million in 2006, 2005 and 2004, respectively.

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

In response to SFAS No. 123R, on April 25, 2005, the Organization and Compensation Committee of the Company’s Board of Directors approved an acceleration of the vesting of the options issued under the Allergan, Inc. 2001 Premium Priced Stock Option Plan that are held by the Company’s current employees, including the Company’s executive officers, and certain former employees of the Company who received grants while employees prior to the June 2002 AMO spin-off. As a result of the acceleration, the second and third tranches of each option became immediately vested and exercisable effective as of May 10, 2005. Unlike typical stock options that vest over a predetermined period, the options, pursuant to their original terms, automatically vest as soon as they are in the money. Consequently, as soon as the options have any value to the participant, they would vest according to their

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original terms. Therefore, early vesting does not provide any immediate benefit to participants, including the Company’s executive officers.

The acceleration of the options eliminated compensation expense that the Company would otherwise recognize in its income statement with respect to the vesting of such options following the effectiveness of SFAS No. 123R. The expense that was eliminated was approximately $1.0 million, net of tax (of which approximately $0.1 million, net of tax, was attributable to options held by executive officers). This amount was reflected in the Company’s pro forma footnote disclosure for the year ended December 31, 2005. This treatment is permitted under the transition guidance provided by SFAS No. 123R.

At December 31, 2006, approximately 697,000 of stock options are available for future grant under the premium priced stock option plan.

Incentive Compensation Plan

The Company has an incentive compensation plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock that the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at December 31, 2006.

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

At December 31, 2006, approximately 2,812,000 of aggregate stock options, shares of restricted stock and restricted stock units are available for future grant under the incentive compensation plan.

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

At December 31, 2006, approximately 494,000 of aggregate stock options and shares of restricted stock are available for future grant under the non-employee director equity incentive plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity under the Company’s premium priced stock option plan, incentive compensation plan and non-employee director equity incentive plan is summarized below:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except option price data)

Outstanding, beginning of year	10,782	$72.86	11,750	$70.98	11,874	$64.64
Options granted	2,259	111.04	2,071	73.07	2,103	82.92
Options exercised	(2,662)	68.60	(2,424)	61.72	(1,919)	43.56
Options cancelled	(258)	90.04	(615)	81.70	(308)	78.84

Outstanding, end of year	10,121	82.06	10,782	72.86	11,750	70.98

Exercisable, end of year	5,452	74.48	6,221	73.09	5,578	60.11

Weighted average fair value of options granted during the year	$35.68	$24.98	$26.53

The total pre-tax intrinsic value of options exercised during 2006 was $114.1 million. Upon exercise, the Company generally issues shares from treasury.

The following table summarizes stock options outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable
		Average	Weighted			Weighted
	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Range of	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	at 12/31/06	Life	Price	Value	at 12/31/06	Price	Value
	(in thousands)	(in years)		(in millions)	(in thousands)		(in millions)

$ 12.75 - $ 51.00	513	2.1	$33.44	$44.3	513	$33.44	$44.3
$ 51.01 - $ 63.76	1,595	5.0	57.68	99.0	1,193	56.83	75.1
$ 63.77 - $ 76.51	2,595	6.8	69.62	130.1	1,324	67.05	69.8
$ 76.52 - $ 89.26	2,326	5.6	82.12	87.5	1,489	81.77	56.5
$ 89.27 - $114.76	2,507	8.0	109.77	25.0	363	104.44	5.6
$114.77 - $127.51	585	0.8	127.32	—	570	127.51	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $119.74 as of December 31, 2006, which would have been received by the option holders had all the option holders exercised their options as of that date.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted shares is based on the market value of the Company’s shares on the date of grant. The following table summarizes the Company’s restricted share activity under the Company’s incentive compensation plan and non-employee director equity incentive plan for 2006, 2005 and 2004, respectively:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in thousands, except share price data)

Restricted share awards, beginning of year	189	$74.23	104	$74.72	81	$64.30
Shares granted	110	109.29	118	74.37	55	85.40
Shares vested	(26)	90.81	(20)	78.41	(22)	66.75
Shares cancelled	(10)	93.27	(13)	72.92	(10)	66.92

Restricted share awards, end of year	263	86.53	189	74.23	104	74.72

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

Pre-tax share-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $69.6 million, which consisted of compensation related to employee and director stock options of $48.6 million, employee and director restricted share awards of $9.2 million, and $11.8 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended December 31, 2005 was $13.6 million, which consisted of compensation related to employee and director restricted share awards of $4.1 million and $9.5 million related to stock contributed to employee benefit plans. Pre-tax share-based compensation expense recognized under APB No. 25 for the year ended December 31, 2004 was $11.5 million, which consisted of compensation related to employee and director restricted share awards of $2.3 million and $9.2 million related to stock contributed to employee benefit plans. There was no share-based compensation expense recognized during 2005 and 2004 related to employee or director stock options. The income tax benefit related to recognized share-based compensation was $25.3 million, $4.9 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Basic and diluted loss per share for the year ended December 31, 2006 include a $0.21 per share expense related to employee and director stock options recognized under SFAS No. 123R.

The following table summarizes pre-tax share-based compensation recognized for stock option awards for 2006, 2005 and 2004, respectively.

	2006	2005	2004
	(in millions)

Cost of sales	$3.0	$—	$—
Selling, general and administrative expense	34.6	—	—
Research and development	11.0	—	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The weighted average estimated fair value of employee and director stock options granted during 2006 was $35.68 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006

Expected volatility	30.00%
Risk-free interest rate	4.48%
Expected dividend yield	0.50%
Expected option life (in years)	4.75

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

Share-based compensation expense under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest. An estimated annual forfeiture rate of 6.3% has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

As of December 31, 2006, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $107.6 million, which is expected to be recognized over the 48 month period after December 31, 2006 (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2006.

Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee and director stock options based on their intrinsic value on the date of grant pursuant to APB No. 25 and provided the pro forma disclosures required by SFAS No. 123. Because the Company has historically granted at-the-money stock options that have no intrinsic value upon grant, no expense was recorded for stock options prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123, compensation expense

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the fair value method and the effect on net income and earnings per common share for 2005 and 2004 were as follows:

	2005	2004
	(in millions, except per share amounts)

Net earnings, as reported	$403.9	$377.1
Add stock-based compensation expense included in reported net earnings, net of tax	8.7	7.6
Deduct stock-based compensation expense determined under fair value based method, net of tax	(42.4)	(45.4)

Pro forma net earnings	$370.2	$339.3

Earnings per share:
As reported basic	$3.08	$2.87
As reported diluted	$3.01	$2.82
Pro forma basic	$2.82	$2.58
Pro forma diluted	$2.76	$2.53

The fair value of stock options granted during 2005 and 2004 was estimated at grant date using the following weighted average assumptions: expected volatility of 33.4% for 2005 and 2004; risk-free interest rate of 3.8% in 2005 and 3.1% in 2004; expected dividend yield of 0.50% in 2005 and 2004; and expected life of five years for 2005 and 2004 grants.

Pro forma amounts for the year ended December 31, 2005 include a deduction of approximately $1.0 million, net of tax ($0.01 pro forma basic and diluted earnings per share) due to the acceleration of the vesting of 1,159,626 premium priced stock options granted under the Company’s 2001 Premium Priced Stock Option Plan.

Note 11:	Financial Instruments

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in foreign currency exchange rates. The Company addresses these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company enters into derivative financial instruments with major, high credit quality financial institutions. The Company has not experienced any losses on its derivative financial instruments to date due to credit risk, and management believes that such risk is remote.

Interest Rate Risk

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents, interest expense on debt as well as costs associated with foreign currency contracts.

At December 31, 2006, the Company had approximately $102.0 million of variable rate debt. If the interest rates on the variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.0 million based on the amount of outstanding variable rate debt at December 31, 2006.

In February 2006, the Company entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for its

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$800 million aggregate principal amount Senior Notes due 2016 issued in April 2006. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2006, the remaining unrecognized gain, net of tax, of $7.3 million is recorded as a component of accumulated other comprehensive loss. At December 31, 2006, there are no outstanding interest rate swap contracts.

Foreign Exchange Risk Management

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated revenues or operating costs and expenses as expressed in U.S. dollars.

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

The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. The principal currencies subject to this process are the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. Pound.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of intercompany receivables denominated in currencies other than the lender’s functional currency. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables are recorded through Other, net in the accompanying consolidated statements of operations.

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

All of the Company’s outstanding foreign currency options are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. Pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as Unrealized gain (loss) on derivative instruments, net while any realized gains (losses) on settled contracts are recorded through earnings as Other, net in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in Other current assets and amortized to Other, net over the life of the options.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2006		2005
	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Foreign currency forward exchange contracts	$153.2	$(0.7)	$38.6	$0.7
Foreign currency sold — put options	178.0	3.8	98.5	2.9
Foreign currency purchased — call options	15.3	0.2	17.0	0.2

The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2006 and 2005. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from operations resulted in net realized losses (gains) of $2.0 million in 2006, $(0.2) million in 2005, and $1.5 million in 2004, which are included in Other, net in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s financial instruments included cash and equivalents, trade receivables, investments, accounts payable, borrowings and foreign exchange forward and option contracts. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable, long-term debt and foreign currency contracts were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 were as follows (in millions):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$1,369.4	$1,369.4	$1,296.3	$1,296.3
Non-current investments:
Marketable equity	6.9	6.9	8.1	8.1
Non-marketable equity	0.2	0.2	0.2	0.2
Notes payable	102.0	102.0	169.6	169.6
Convertible notes, net of discount	—	—	520.0	789.1
Long-term debt	856.4	873.7	57.5	62.1
Long-term convertible notes	750.0	813.0	—	—

Marketable equity amounts include an unrealized holding gain net of tax of $1.2 million and $1.8 million at December 31, 2006 and 2005, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains, and managed care organizations account for a

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2006, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 12:	Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $30.6 million in 2006, $23.6 million in 2005 and $25.5 million in 2004.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2006 are as follows: $30.7 million in 2007, $22.6 million in 2008, $17.1 million in 2009, $13.5 million in 2010, $9.7 million in 2011 and $64.1 million thereafter.

Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

In June 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex, Inc. (“Apotex”) indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor in January 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. Following an appeal by Apotex, the United States Court of Appeals for the Federal Circuit issued an opinion in May 2005, affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. On remand, in June 2006, the District Court ruled that the Defendants’ ANDA infringes U.S. Patent No. 5,110,493, which is owned by Syntex and licensed by Allergan, and that the patent is valid and enforceable. The District Court further ruled that the effective date of any approval of the Defendants’ ANDA may not occur before the patent expires in 2009 and that the defendants, and all persons and entities acting in concert with them, are enjoined from making any preparations to make, sell, or offer for sale ketorolac tromethamine ophthalmic solution 0.5% in the United States. In June 2006, Apotex filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the District Court entered a permanent injunction. In August 2006, the defendants filed an Emergency Motion for Stay of Permanent Injunction Pending Appeal with the United States Court of Appeals for the Federal Circuit. On September 1, 2006, the defendants filed their opening appellate brief with the Untied States Court of Appeals for the Federal Circuit. On October 12, 2006, the United States Court of Appeals for the Federal Circuit issued an order denying defendants’ Emergency Motion for Stay of Permanent Injunction Pending Appeal. In October 2006, all parties filed appellate briefs with the United States Court of Appeals for the Federal Circuit. Apotex has not received final approval from the FDA to market its generic product. In June 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held in January 2005 and a settlement conference previously scheduled for July 21, 2006 was taken off calendar by the court and has not yet been rescheduled.

Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for and to launch a brimonidine product to compete with the Company’s Alphagan® P product. However, pursuant to

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products the Company markets has increased to a specified threshold.

In June 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. In July 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On July 31, 2003, the court denied Klein-Becker’s application for a temporary restraining order to restrain the Company from, among other things, contacting magazines regarding Klein-Becker’s advertisements. In October 2003, the court granted in part and denied in part the Company’s motion to dismiss Klein-Becker’s complaint, dismissing Klein-Becker’s claims for unfair competition under federal and Utah law and its motion for injunctive relief, and in August 2004, the court denied in its entirety Klein-Becker’s motion to dismiss the Company’s claims. In March 2005, Klein-Becker filed a motion to amend the scheduling order and a motion for leave to amend the first amended complaint. In August 2005, Klein-Becker filed a Motion for Partial Summary Judgment. On August 24, 2005, the court granted Klein-Becker’s motion to amend the scheduling order and Klein-Becker’s motion for leave to amend the first amended complaint. In September 2005, Klein-Becker filed a second amended complaint asserting claims for cancellation of registered trademark, false advertising and unfair competition, intentional interference with potential and existing contractual relations, and seeking declaratory relief. In October 2005, the Company filed its response to the second amended complaint and a motion to dismiss certain claims in Klein-Becker’s second amended complaint. On October 25, 2005, the Company filed a Motion for Partial Summary Judgment and a Motion for Preliminary Injunction. In response to the Company’s Motion for Partial Summary Judgment, Klein-Becker requested that it be permitted to take additional discovery, which request was granted. The hearing on Klein-Becker’s Motion for Partial Summary Judgment was heard on December 19, 2005 and the court took the motion under submission, but denied the Company’s motion for Preliminary Injunction. Subsequently, the court granted the Company’s motion to submit additional evidence in response to Klein-Becker’s Motion for Partial Summary Judgment. On February 22, 2006, the court granted the Company’s motion to dismiss Klein-Becker’s claims for cancellation of registered trademark and unfair competition under state law. The court denied the Company’s motion to dismiss Klein-Becker’s federal false advertising and unfair competition claims. The court also denied Klein-Becker’s motion to file a Third Amended Complaint, in which Klein-Becker attempted to add Elizabeth Arden as a party and include a claim against Elizabeth Arden and the Company regarding the Company’s Prevagetm product. The court granted the Company’s motion as to a separate Motion for Partial Summary Judgment that Klein-Becker filed. Trial was scheduled for June 4, 2007. On December 8, 2006, Allergan and Klein-Becker entered into a confidential binding settlement agreement. The parties currently are attempting to agree upon additional settlement terms.

In August 2004, a complaint entitled “Clayworth, et al. v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, names the Company and 12 other defendants and alleges unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint seeks damages, equitable relief, attorney’s fees and costs. In November 2004, the pharmaceutical defendants jointly filed a demurrer to the first amended complaint. In February 2005, the court issued an order sustaining the pharmaceutical defendants’ demurrer and granting plaintiffs leave to further amend the first amended complaint. In February 2005, the plaintiffs filed a second amended complaint to which the pharmaceutical defendants filed a demurrer. In April 2005, the court sustained the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pharmaceutical defendants’ demurrer and granted the plaintiffs leave to further amend the second amended complaint. In May 2005, the plaintiffs filed a third amended complaint and the pharmaceutical defendants filed a demurrer. On July 1, 2005, the court overruled in part and sustained without leave to amend in part the pharmaceutical defendants’ demurrer, dismissing the portion of plaintiffs’ third amended complaint alleging that the pharmaceutical defendants violated California’s Unfair Competition Law by charging plaintiffs more for pharmaceuticals than they charged others outside of the United States for the same pharmaceuticals. The court overruled the pharmaceutical defendants’ demurrer with respect to plaintiffs’ claim under the Cartwright Law that the pharmaceutical defendants conspired to maintain high, non-competitive prices for pharmaceuticals in the United States and sought to restrict the importation of lower-priced pharmaceuticals into the United States. The pharmaceutical defendants’ response to the third amended complaint was filed on July 15, 2005. The court heard arguments on the pharmaceutical defendants’ joint motion for summary judgment on December 15, 2006 and, on December 19, 2006, issued an order granting the motion and vacating the existing trial date and discovery deadlines. On January 4, 2007, the court filed a judgment of dismissal in favor of the pharmaceutical defendants and against the plaintiffs. The court entered a notice of entry of judgment of dismissal on January 8, 2007. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District.

Inamed Related Litigation Matters Assumed in the Company’s Acquisition of Inamed

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. To date, approximately 65 women in Spain have commenced individual legal proceedings in court against Inamed, of which approximately 27 were still pending as of December 31, 2006. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 (approximately $78,000) award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling. In 2006, the Company settled nine Spanish litigated matters; the average compensation paid per case was under €12,000 (approximately $16,000).

As of December 31, 2006, the Company had an accrual for future Trilucent claims, costs, and expenses of $4.7 million.

In May 2002, Ernest Manders filed a lawsuit against Inamed and other defendants entitled “Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al.”, in the United States District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. Manders’ amended complaint seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. In February 2003, Inamed answered the complaint, denying its material allegations and counterclaiming against Manders for declarations of invalidly as well as noninfringement. Following fact discovery and expert discovery, Manders elected to limit his claim for infringement to twelve of the forty-six claims in his patent. In September 2004 and October 2004, the court held a Markman hearing on claim construction under the patent and in February 2006, the court issued its Memorandum Opinion on claim construction. The court held a status conference on April 21, 2006 and another status conference on May 5, 2006, at which time the court indicated that it would refer the case to a magistrate for mediation. On June 20, 2006, the parties participated in mediation but were unable to reach a settlement. On August 15, 2006, the court denied the defendants’ motion for reconsideration of the claim construction order. On September 22, 2006, the court entered a Case Management Order scheduling the close of discovery for November 3, 2006 and scheduling a new status conference for November 8, 2006. At the November 8, 2006 status conference, the court set the schedule for expert discovery and scheduled a further status conference for December 8, 2006. At the December 8, 2006 status conference, the court scheduled a further status conference for April 10, 2007.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Business Segment Information

Through the first fiscal quarter of 2006, the Company operated its business on the basis of a single reportable segment — specialty pharmaceuticals. Beginning with the second fiscal quarter of 2006, the Company operated its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices, due to the Inamed acquisition. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery, facial aesthetics, the LAP-BAND® System designed to treat severe and morbid obesity and the BIBtm System for the treatment of obesity. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

The Company evaluates segment performance on a revenue and operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed acquisition and certain other adjustments, which are not allocated to segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	2006	2005	2004
	(in millions)

Product net sales:
Specialty pharmaceuticals	$2,638.5	$2,319.2	$2,045.6
Medical devices	371.6	—	—

Total product net sales	3,010.1	2,319.2	2,045.6
Other corporate and indirect revenues	53.2	23.4	13.3

Total revenues	$3,063.3	$2,342.6	$2,058.9

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(in millions)

Operating income (loss):
Specialty pharmaceuticals	$888.8	$762.9	$684.7
Medical devices	119.9	—	—

Total segments	1,008.7	762.9	684.7
General and administrative expenses, other indirect costs and other adjustments	351.7	148.2	150.3
In-process research and development	579.3	—	—
Amortization of acquired intangible assets(a)	58.6	—	—
Restructuring charges	22.3	43.8	7.0

Total operating (loss) income	$(3.2)	$570.9	$527.4

(a)	Represents amortization of identifiable intangible assets related to the Inamed acquisition.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 67.4%, 67.5% and 69.1% of the Company’s total consolidated product net sales in 2006, 2005 and 2004, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Healthcare for the years ended December 31, 2006, 2005 and 2004 were 13.0%, 14.9%, and 14.1%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2006, 2005 and 2004 were 13.0%, 14.2% and 13.0%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other specialty pharmaceutical product net sales primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $3,279.0 million, $470.7 million and $360.7 million as of December 31, 2006, 2005 and 2004, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales by Product Line

	2006	2005	2004
	(in millions)

Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,530.6	$1,321.7	$1,137.1
Botox®/Neuromodulators	982.2	830.9	705.1
Skin Care	125.7	120.2	103.4

	2,638.5	2,272.8	1,945.6
Other	—	46.4	100.0

Total specialty pharmaceuticals	2,638.5	2,319.2	2,045.6

Medical Devices:
Breast Aesthetics	177.2	—	—
Obesity Intervention	142.3	—	—
Facial Aesthetics	52.1	—	—

Total medical devices	371.6	—	—

Total product net sales	$3,010.1	$2,319.2	$2,045.6

Geographic Information

	Product Net Sales
	2006	2005	2004
	(in millions)

United States	$2,023.6	$1,521.7	$1,332.2
Europe	548.5	395.0	334.6
Latin America	172.5	129.8	102.1
Asia Pacific	145.7	141.4	122.4
Other	114.5	88.5	60.9

	3,004.8	2,276.4	1,952.2
Manufacturing operations	5.3	42.8	93.4

Total product net sales	$3,010.1	$2,319.2	$2,045.6

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions)

United States	$2,986.4	$209.2	$76.6	$111.0	$38.2	$28.9	$44.8	$21.7	$15.2
Europe	16.0	21.3	24.5	2.2	2.4	3.2	6.2	3.3	0.7
Latin America	18.7	18.0	17.1	3.8	3.9	3.6	2.6	2.9	2.8
Asia Pacific	6.6	2.0	3.3	0.9	1.1	1.4	0.3	0.4	0.6
Other	0.2	0.4	0.5	0.1	0.2	—	—	—	—

	3,027.9	250.9	122.0	118.0	45.8	37.1	53.9	28.3	19.3
Manufacturing operations	279.8	214.2	208.0	16.9	15.8	16.4	35.7	21.0	36.0
General corporate	215.3	204.9	227.9	17.5	17.3	14.8	41.8	29.2	41.1

Total	$3,523.0	$670.0	$557.9	$152.4	$78.9	$68.3	$131.4	$78.5	$96.4

The increase in long-lived assets located in the United States at December 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill and intangible assets related to the Inamed acquisition are reflected in the United States balance above. The Company’s management has not completed its analysis of goodwill and intangible assets related to the Inamed acquisition or assigned regional management responsibility for these assets. Once management responsibility is assigned, the assets will be reflected in their respective geographical locations. The increase in United States depreciation and amortization for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily relates to amortization of acquired intangible assets associated with the Inamed acquisition.

Note 15:	Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2006	2005	2004
	(in millions, except
	per share amounts)

Net (loss) earnings	$(127.4)	$403.9	$377.1

Weighted average number of shares issued	146.9	131.1	131.3
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	—	1.7	1.6
Dilutive effect of assumed conversion of convertible notes outstanding	—	1.2	1.0

Diluted shares	146.9	134.0	133.9

(Loss) earnings per share:
Basic	$(0.87)	$3.08	$2.87

Diluted	$(0.87)	$3.01	$2.82

For the year ended December 31, 2006, outstanding stock options to purchase approximately 10.1 million shares of common stock at exercise prices ranging from $13.01 to $127.51 per share were not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, as a result, the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact would be antidilutive. Additionally, for the year ended December 31, 2006, the effect of approximately 0.8 million common shares related to the Company’s convertible subordinated notes was not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, as a result, the impact would be antidilutive. For the years ended December 31, 2005 and 2004, options to purchase 1.8 million and 4.0 million shares of common stock at exercise prices ranging from $85.50 to $127.51, and $82.48 to $127.51, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

Note 16:	Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2006			2005			2004
	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount
					(in millions)

Foreign currency translation adjustments	$24.9	$—	$24.9	$(3.9)	$—	$(3.9)	$9.9	$—	$9.9
Deferred holding gains, net of amortized amounts, on derivatives designated as cash flow hedges	12.1	(4.8)	7.3	—	—	—	—	—	—
Minimum pension liability adjustment	2.3	(1.0)	1.3	(1.0)	0.4	(0.6)	(1.8)	0.7	(1.1)
Unrealized holding (loss) gain on available-for-sale securities	(0.9)	0.3	(0.6)	(0.2)	(0.2)	(0.4)	0.6	(0.2)	0.4

Other comprehensive income (loss)	$38.4	$(5.5)	32.9	$(5.1)	$0.2	(4.9)	$8.7	$0.5	9.2

Net (loss) earnings			(127.4)			403.9			377.1

Total comprehensive (loss) income			$(94.5)			$399.0			$386.3

Note 17:	Product Warranties

As a result of the Inamed acquisition, the Company assumed estimated liabilities of $21.3 million at the acquisition date for warranty programs for breast implant sales primarily in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities on the Company’s consolidated balance sheet. The U.S. programs include the ConfidencePlustm and ConfidencePlustm Premier warranty programs. The ConfidencePlustm program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlustm Premier program, which requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Company’s estimated liabilities. Substantially all of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities through December 31, 2006:

(in millions)

Balance assumed at Inamed acquisition date	$21.3
Provision for warranties issued during the period	8.1
Settlements made during the period	(4.6)

Balance at December 31, 2006	$24.8

Current portion	$4.4
Non-current portion	20.4

Total	$24.8

Note 18:	Subsequent Event

On January 2, 2007, the Company consummated the acquisition of all of the outstanding capital stock of Groupe Cornéal Laboratoires and its subsidiaries (Cornéal) pursuant to a Stock Sale and Purchase Agreement (Purchase Agreement) dated October 31, 2006, by and among the Company, its indirect wholly owned subsidiary Allergan Holdings France, SAS, and Waldemar Kita, the controlling stockholder of Cornéal, the European Pre-Floatation Fund II and the other minority stockholders of Cornéal. Under the Purchase Agreement, the Company purchased the outstanding capital stock of Cornéal for an aggregate purchase price of approximately $233.9 million, subject to possible post-closing adjustments based on a final determination of Cornéal’s debt and cash levels. The acquisition consideration was all cash, funded from current cash and equivalents balances and the Company’s committed long-term credit facility.

On February 21, 2007, the Company completed the acquisition of EndoArt SA. Under the terms of the agreement, the Company purchased all the outstanding capital stock of EndoArt SA for an aggregate purchase price of approximately $97.0 million, net of excess cash. The acquisition consideration was all cash, funded from current cash and equivalents balances.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions, except per share data)

2006(a)
Product net sales	$615.2	$787.0	$791.7	$816.2	$3,010.1
Total revenues	625.7	801.7	806.8	829.1	3,063.3
Operating (loss) income	(422.8)	125.2	121.2	173.2	(3.2)
(Loss) earnings before income taxes and minority interest(c)	(423.1)	112.3	120.7	170.6	(19.5)
Net (loss) earnings	(444.8)	74.2	106.4	136.8	(127.4)
Basic (loss) earnings per share	(3.29)	0.49	0.71	0.90	(0.87)
Diluted (loss) earnings per share	(3.29)	0.49	0.70	0.89	(0.87)

2005(b)
Product net sales	$527.2	$591.0	$606.1	$594.9	$2,319.2
Total revenues(d)	530.1	596.5	613.4	602.6	2,342.6
Operating income	113.4	136.2	159.8	161.5	570.9
Earnings before income taxes and minority interest(e)	119.0	138.1	172.6	169.5	599.2
Net earnings(f)	79.9	33.4	150.5	140.1	403.9
Basic earnings per share	0.61	0.26	1.15	1.06	3.08
Diluted earnings per share	0.60	0.25	1.12	1.03	3.01

(a)	Fiscal quarters in 2006 ended on March 31, June 30, September 29 and December 31.

(b)	Fiscal quarters in 2005 ended on March 25, June 24, September 30 and December 31.

(c)	Includes 2006 pre-tax charges (income) for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)

In-process research and development charge	$562.8	$16.5	$—	$—	$579.3
Amortization of acquired intangible assets	5.1	24.8	24.9	24.8	79.6
Inamed fair-market value inventory adjustment roll out	—	24.0	23.9	—	47.9
Restructuring charges	2.8	5.7	8.6	5.2	22.3
Integration costs and transition and duplicate operating expenses	9.5	6.8	5.4	5.2	26.9
Contribution to The Allergan Foundation	—	—	28.5	—	28.5

(d)	Beginning in 2006, the Company reports other revenues on a separate line in its consolidated statements of operations, which primarily include royalties and reimbursement income in connection with various contractual agreements. These other revenue amounts were previously included in selling, general and administrative expenses. The amount of other revenues previously included as part of selling, general and administrative expenses in 2005 was $23.4 million, consisting of $2.9 million, $5.5 million, $7.3 million and $7.7 million in the first, second, third and fourth fiscal quarters of 2005, respectively. Other revenues of $1.9 million in the second and third fiscal quarters of 2005, respectively, were reclassified from amounts previously reported in selling, general and administrative expenses in our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 29, 2006.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(e)	Includes 2005 pre-tax charges (income) for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)

Restructuring charge (reversal), net	$27.4	$10.3	$(0.1)	$6.2	$43.8
Amortization of acquired intangible assets	2.1	5.1	5.1	5.2	17.5
Transition and duplicate operating expenses	0.3	1.3	1.5	2.5	5.6
Interest related to previously paid income taxes and income tax settlements	—	—	(8.6)	(0.8)	(9.4)
Gain on sale of distribution business in India	—	—	(7.9)	—	(7.9)
(Gain) loss on sale of assets primarily used for AMO contract manufacturing	—	—	(5.8)	0.1	(5.7)

(f)	Includes estimated income tax provision (benefit) of $60.4 million, $(6.2) million and $(4.6) million in the second, third and fourth quarters, respectively, related to the repatriation of foreign earnings that had been previously permanently reinvested outside the United States.

SCHEDULE II
ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

	Balance at				Balance
Allowance for Doubtful Accounts	Beginning				at End
Deducted from Trade Receivables	of Year	Additions(a)	Deductions(b)	Other(c)	of Year
	(in millions)

2006	$4.4	$7.6	$(2.6)	$6.4	$15.8
2005	5.7	0.4	(1.7)	—	4.4
2004	5.3	1.2	(0.8)	—	5.7

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

(c)	Allowance for doubtful accounts acquired as part of the Inamed acquisition.

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)
3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, National Association and Allergan, Inc., as successor Right Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
4.6	Amended and Restated Indenture, dated as of July 28, 2004, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 2004)
4.7	Form of Zero Coupon Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) to Allergan, Inc.’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.8	Registration Rights Agreement, dated as of November 6, 2002, by and between Allergan, Inc. and Banc of America Securities LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Registration Statement on Form S-3 dated January 9, 2003, Registration No. 333-102425)
4.9	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.10	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.11	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit
Number	Description

4.12	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.13	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.14	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.1	Form of Director and Executive Officer Indemnity Agreement†
10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006) *††
10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006) *†††
10.4	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)*
10.5	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2006)
10.6	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2006)
10.7	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of November 15, 1999 (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Registration Statement on Form S-8 dated January 6, 2000, Registration No. 333-94155)*
10.8	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.9	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.10	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.11	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.12	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.13	Allergan, Inc. Employee Stock Ownership Plan (Restated 2003) (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.14	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.52 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.15	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.16	Third Amendment to Allergan, Inc. Employee Stock Ownership Plan (as Restated 2003) (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)

Exhibit
Number	Description

10.17	Allergan, Inc. Employee Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.18	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.53 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.19	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.20	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2003) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.21	Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.22	First Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.23	Second Amendment to Allergan, Inc. Pension Plan (Restated 2003) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.24	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.25	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.26	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)*
10.27	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.28	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.29	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)*
10.30	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)*
10.31	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)*
10.32	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)*
10.33	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.34	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)*
10.35	Allergan, Inc. 2007 Executive Bonus Plan Performance Objectives
10.36	Allergan, Inc. 2007 Management Bonus Plan*
10.37	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)*
10.38	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)*
10.39	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)*
10.40	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)

Exhibit
Number	Description

10.41	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1993)
10.42	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.43	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.44	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.45	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.46	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.47	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)
10.48	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.49	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.50	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)
10.51	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.52	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.53	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.54	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit
Number	Description

10.55	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.56	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)
10.57	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)
10.58	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.59	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.60	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.61	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.62	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.63	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.64	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.65	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)
21	List of Subsidiaries of Allergan, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
23.2	Report and consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

(b) Item 601 Exhibits

Reference is hereby made to the Index of Exhibits under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”