Form 10-Q
period 2007-03-30
ALLERGAN INC
filed 2007-05-09
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
Yes ☐     No ☑
As of May 7, 2007, there were 153,755,944 shares of common stock outstanding (including 1,218,191 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended
	March 30,	March 31,
	2007	2006
Revenues
Product net sales	$872.4	$615.2
Other revenues	14.1	10.5

Total revenues	886.5	625.7

Operating costs and expenses
Cost of sales (excludes amortization of acquired intangible assets)	159.4	97.3
Selling, general and administrative	389.4	273.9
Research and development	210.7	669.4
Amortization of acquired intangible assets	28.4	5.1
Restructuring charges	3.2	2.8

Operating income (loss)	95.4	(422.8)

Non-operating income (expense)
Interest income	15.4	9.2
Interest expense	(18.5)	(7.8)
Unrealized loss on derivative instruments, net	(1.3)	(1.0)
Gain on investments	—	0.2
Other, net	(1.1)	(0.9)

	(5.5)	(0.3)

Earnings (loss) before income taxes and minority interest	89.9	(423.1)
Provision for income taxes	46.2	21.9
Minority interest income	(0.1)	(0.2)

Net earnings (loss)	$43.8	$(444.8)

Earnings (loss) per share:
Basic	$0.29	$(3.29)

Diluted	$0.28	$(3.29)

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and equivalents	$1,043.1	$1,369.4
Trade receivables, net	464.4	386.9
Inventories	193.8	168.5
Other current assets	221.2	205.5

Total current assets	1,922.5	2,130.3
Investments and other assets	169.6	148.2
Property, plant and equipment, net	631.7	611.4
Goodwill	1,951.0	1,833.6
Intangibles, net	1,154.7	1,043.6

Total assets	$5,829.5	$5,767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$68.3	$102.0
Accounts payable	163.7	142.4
Accrued compensation	80.8	124.8
Other accrued expenses	258.5	235.2
Income taxes	14.2	53.7

Total current liabilities	585.5	658.1
Long-term debt	861.7	856.4
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	144.6	84.8
Other liabilities	319.5	273.2
Commitments and contingencies	—	—
Minority interest	1.1	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 153,756,000 shares as of March 30, 2007 and December 31, 2006	1.5	1.5
Additional paid-in capital	2,374.1	2,359.6
Accumulated other comprehensive loss	(114.4)	(127.4)
Retained earnings	1,081.3	1,065.7

	3,342.5	3,299.4
Less — treasury stock, at cost (1,620,000 shares as of March 30, 2007 and 1,487,000 shares as of December 31, 2006, respectively)	(175.4)	(156.3)

Total stockholders’ equity	3,167.1	3,143.1

Total liabilities and stockholders’ equity	$5,829.5	$5,767.1

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three months ended
	March 30,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$43.8	$(444.8)
Non-cash items included in net earnings (loss):
In-process research and development charge	72.0	562.8
Depreciation and amortization	49.9	19.9
Settlement of a pre-existing distribution agreement in a business combination	2.3	—
Amortization of original issue discount and debt issuance costs	1.1	3.0
Amortization of net realized gain on interest rate swap	(0.2)	—
Deferred income tax (benefit) provision	(12.5)	16.5
Loss on investments and disposal of fixed assets	—	2.4
Unrealized loss on derivative instruments	1.3	1.0
Expense of share-based compensation plans	21.3	15.4
Minority interest income	(0.1)	(0.2)
Restructuring charge	3.2	2.8
Changes in assets and liabilities:
Trade receivables	(54.3)	(44.4)
Inventories	(5.9)	(3.4)
Other current assets	(1.2)	17.8
Other non-current assets	(6.2)	(15.5)
Accounts payable	11.0	(9.5)
Accrued expenses	(15.6)	(12.6)
Income taxes	(11.9)	0.5
Other liabilities	7.7	5.0

Net cash provided by operating activities	105.7	116.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(312.8)	(1,215.2)
Additions to property, plant and equipment	(22.2)	(32.7)
Additions to capitalized software	(5.0)	(2.9)
Additions to intangible assets	(5.0)	—
Proceeds from sale of investments	—	0.3
Proceeds from sale of property, plant and equipment	8.9	0.1

Net cash used in investing activities	(336.1)	(1,250.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(15.1)	(13.3)
Bridge credit facility borrowings	—	825.0
Repayments of convertible borrowings	—	(94.1)
Payments to acquire treasury stock	(61.7)	—
Net repayments of notes payable	(46.0)	(42.6)
Sale of stock to employees	24.5	27.1
Excess tax benefits from share-based compensation	4.0	10.2

Net cash (used in) provided by financing activities	(94.3)	712.3

Effect of exchange rate changes on cash and equivalents	(1.6)	1.3

Net decrease in cash and equivalents	(326.3)	(420.1)
Cash and equivalents at beginning of period	1,369.4	1,296.3

Cash and equivalents at end of period	$1,043.1	$876.2

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$1.6	$3.0

Income taxes, net of refunds	$64.4	$21.4

     On February 22, 2007, the Company completed the acquisition of EndoArt SA for $97.1 million, net of cash acquired. In connection with the EndoArt SA acquisition, the Company acquired assets with a fair value of $101.7 million and assumed liabilities of $4.6 million.
     On January 2, 2007, the Company completed the acquisition of Groupe Cornéal Laboratoires for $215.7 million in cash, net of cash acquired. In connection with the Groupe Cornéal Laboratoires acquisition, the Company acquired assets with a fair value of $288.9 million and assumed liabilities of $79.9 million.
     On March 23, 2006, the Company completed the acquisition of Inamed Corporation. In exchange for the common stock of Inamed Corporation, the Company issued common stock with a fair value of $1,859.3 million and paid $1,328.7 million in cash, net of cash acquired. In connection with the Inamed acquisition, the Company acquired assets with a fair value of $3,813.4 million and assumed liabilities of $522.7 million, based on a final measurement of the purchase price as of December 31, 2006.
See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1:  Basis of Presentation
        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).
  Reclassifications
        Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Beginning with the second fiscal quarter of 2006, the Company reports amortization of acquired intangible assets on a separate line in its statements of operations. Previously, amortization of intangible assets was reported in cost of sales, selling, general and administrative expenses, and research and development (R&D) expenses. For the three month period ended March 31, 2006, a total of $5.1 million of intangible asset amortization was reclassified, consisting of $4.3 million previously classified in cost of sales, $0.1 million previously classified in selling, general and administrative expenses, and $0.7 million previously classified in research and development expenses.
  Share-Based Awards
        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
        Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
        The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        For the three month periods ended March 30, 2007 and March 31, 2006, share-based compensation expense was as follows:

	March 30,	March 31,
	2007	2006
	(in millions)
Cost of sales	$1.4	$1.1
Selling, general and administrative	14.1	10.3
Research and development	5.8	4.0

Pre-tax share-based compensation expense	21.3	15.4
Income tax benefit	7.7	5.6

Net share-based compensation expense	$13.6	$9.8

        As of March 30, 2007, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $155.4 million, which is expected to be recognized over the next 48 months (36 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 30, 2007.
  Recently Adopted Accounting Standards
        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires the recognition of the over-funded or under-funded status of a defined benefit pension and other postretirement plan as an asset or liability in its balance sheet, the recognition of changes in that funded status through other comprehensive income in the year in which the changes occur, and the measurement of a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. The Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158 during the fourth fiscal quarter of 2006. The Company currently expects to adopt in the fourth fiscal quarter of 2008 the provisions of SFAS No. 158 relating to the change in measurement date, which is not expected to have a material impact on the Company’s consolidated financial statements.
        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, the company’s policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryovers are recognized only for tax positions that meet the more likely than not recognition criteria. Additionally, recognition and derecognition of tax benefits from uncertain tax positions are recorded as discrete tax adjustments in the first interim period that the more likely than not threshold is met. The Company adopted FIN 48 as of the beginning of the first quarter of 2007, which resulted in an increase to total income taxes payable of $2.8 million and interest payable of $0.5 million and a decrease to total deferred tax assets of $1.0 million and beginning retained earnings of $4.3 million. In addition, the Company reclassified $27.0 million of net unrecognized tax benefit liabilities from current to non-current liabilities.
        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after an entity’s first fiscal year that begins after

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
September 15, 2006. The Company adopted the provisions of SFAS No. 155 in the first fiscal quarter of 2007. The adoption did not have a material effect on the Company’s consolidated financial statements.
  New Accounting Standards Not Yet Adopted
        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 159 on its consolidated financial statements.
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
Note 2:  Acquisitions
  Cornéal Acquisition
        On January 2, 2007, the Company purchased all of the outstanding common stock of Groupe Cornéal Laboratoires (Cornéal), a privately held healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic products, for an aggregate purchase price of approximately $209.0 million, net of $2.3 million effectively paid in connection with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle a pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries primarily related to distribution rights for Juvéderm™ in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal for products purchased under the distribution agreement, which was effectively settled upon the acquisition. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm™, Surgiderm® and certain other hyaluronic acid dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and committed long-term credit facility.
        The following table summarizes the components of the Cornéal purchase price:

(in millions)
Cash consideration, net of cash acquired	$212.0
Transaction costs	3.7

Cash paid	215.7
Less relief from a previously existing third-party payable	(4.4)
Less settlement of a pre-existing distribution agreement	(2.3)

$209.0

  Purchase Price Allocation
        The Cornéal purchase price was allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The Company is in the process of completing its valuations of tangible and intangible assets acquired and liabilities assumed and, as a result, the estimated fair values are subject to adjustment in future periods. The excess of the purchase price over the preliminary fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the Cornéal acquisition is not deductible for tax purposes.
        The Company believes the preliminary fair values assigned to the Cornéal assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the preliminary estimated fair values of the net assets acquired:

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in millions)
Current assets	$41.9
Property, plant and equipment	19.8
Identifiable intangible assets	115.2
Goodwill	110.5
Other non-current assets	1.5
Accounts payable and accrued liabilities	(19.3)
Current portion of long-term debt	(11.6)
Deferred tax liabilities — non-current	(46.4)
Other non-current liabilities	(2.6)

$209.0

        The Company’s preliminary fair value estimates for the Cornéal purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, as additional information becomes available.
  In-process Research and Development
        In conjunction with the Cornéal acquisition, the Company determined that the research and development efforts related to Cornéal products did not give rise to identifiable in-process research and development assets with anticipated future economic value that could be reasonably estimated.
  Identifiable Intangible Assets
        Acquired identified intangible assets include product rights for approved indications of currently marketed products, core technology and trademarks. The amount assigned to each class of intangible assets and the related weighted-average amortization periods are summarized in the following table:

	Value of
	intangible assets	Weighted-average
	acquired	amortization period
	(in millions)
Developed technology	$72.0	8.3 years
Core technology	39.3	13.0 years
Trademarks	3.9	9.5 years

	$115.2

        Acquired developed technology assets primarily consist of the following currently marketed Cornéal products:

(in millions)
Juvéderm™ — worldwide	$55.8
Surgiderm® — worldwide	13.0
Other	3.2

$72.0

        Impairment evaluations in the future for acquired developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment, with valuation analysis and related potential impairment actions segregated among the United States, the European Union, Canada and Australia, and the rest of the world, which were the markets used to originally value the intangible assets.
        The Company determined that the Cornéal assets acquired included proprietary technology which has alternative future use in the development of aesthetics products. These assets were separately valued and capitalized as core technology. Trademarks acquired are primarily related to Juvéderm™ and Surgiderm®.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
  Goodwill
        Goodwill represents the excess of the Cornéal purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the Cornéal acquisition will produce the following significant benefits:
•	Control over the Manufacturing Process and Future Development. The acquisition will allow the Company to control product quality and availability and to gain additional expertise and intellectual property to further develop the next generation of dermal fillers.

•	Expanded Distribution Rights. The Company has expanded its exclusive distribution rights for Juvéderm™ from the United States, Canada and Australia to all countries worldwide.

•	Enhanced Product Mix. The complementary nature of the Company’s facial aesthetics products with those of Cornéal should benefit current customers of both companies.

•	Operating Efficiencies. The combination of the Company and Cornéal provides the opportunity for product cost savings due to manufacturing efficiencies.
        The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Cornéal in relation to other acquired tangible and intangible assets.
  EndoArt SA Acquisition
        On February 22, 2007, the Company completed the acquisition of EndoArt SA (EndoArt), a provider of telemetrically-controlled (or remote-controlled) implants used in the treatment of morbid obesity and other conditions. Under the terms of the purchase agreement, the Company acquired all of the outstanding capital stock of EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The acquisition consideration was all cash, funded from the Company’s cash and equivalents balances.
        The following table summarizes the components of the EndoArt purchase price:

(in millions)
Cash consideration, net of cash acquired	$96.6
Transaction costs	0.5

$97.1

  Purchase Price Allocation
        The EndoArt purchase price was allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the EndoArt acquisition is not deductible for tax purposes.
        The Company believes the fair values assigned to the EndoArt assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$1.0
Property, plant and equipment	0.7
Identifiable intangible assets	17.6
In-process research and development	72.0
Goodwill	10.4
Accounts payable and accrued liabilities	(0.6)
Deferred tax liabilities	(4.0)

$97.1

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The Company’s fair value estimates for the EndoArt purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
  In-process Research and Development
        In conjunction with the EndoArt acquisition, the Company recorded an in-process research and development expense of $72.0 million related to EndoArt’s EASYBAND® Remote Adjustable Gastric Band System in the United States, which had not received approval by the U.S. Food and Drug Administration (FDA) as of the EndoArt acquisition date of February 22, 2007 and had no alternative future use.
        As of the EndoArt acquisition date, the EASYBAND® Remote Adjustable Gastric Band System was expected to be approved by the FDA in 2011. Additional research and development expenses needed prior to expected FDA approval are expected to range from $20 million to $25 million. This range represents management’s best estimate as to the additional R&D expenses required to obtain FDA approval to market the product in the United States. Remaining efforts will be focused on completing discussions with the FDA regarding study design and performing a future clinical trial to pursue a premarket approval in the United States.
        The estimated fair value of the in-process research and development assets was determined based on the use of a discounted cash flow model using an income approach for the acquired technologies. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The estimated after-tax cash flows were then discounted to a present value using a discount rate of 28%. At the time of the EndoArt acquisition, material net cash inflows were estimated to begin in 2011.
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
  Identifiable Intangible Assets
        Acquired identifiable intangible assets include product rights for approved indications of currently marketed products and core technology. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of
	intangible assets	Weighted-average
	acquired	amortization period
	(in millions)
Developed technology	$12.3	11.8 years
Core technology	5.3	15.8 years

Total	$17.6

        The acquired developed technology asset represents the EASYBAND® Remote Adjustable Gastric Band System, which has been approved in Europe and is pending approval in Australia. The Company determined that there are no substantive risks remaining in order to obtain approval in Australia.
        Impairment evaluations in the future for acquired developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment, with valuation analysis and related potential impairment actions segregated between two markets, Europe and Australia, which were used to originally value the intangible assets.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
  Goodwill
        Goodwill represents the excess of the EndoArt purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the acquisition of EndoArt will produce the following significant benefits:
•	Increased Market Presence and Opportunities. The acquisition of EndoArt should increase the Company’s market presence and opportunities for growth in sales, earnings and stockholder returns.

•	Enhanced Product Mix. The complementary nature of the Company’s obesity intervention products with those of EndoArt should benefit the Company’s current target group of patients and customers and provide the Company with the ability to access new patients and physician customers.
        The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for EndoArt, in relation to other acquired tangible and intangible assets, including in-process research and development.
        The Company does not consider the acquisitions of Cornéal or EndoArt to be material business combinations, either individually or in the aggregate. Accordingly, the Company has not provided any supplemental pro forma operating results, which would not be materially different from historical financial statements.
  Inamed Acquisition
        On March 23, 2006, the Company completed the acquisition of Inamed Corporation, a global healthcare company that develops, manufactures and markets a diverse line of products, including breast implants, a range of facial aesthetics and obesity intervention products, for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 17,441,693 shares of the Company’s common stock.
        In connection with the Inamed acquisition, the Company recorded a total in-process research and development expense of $579.3 million in 2006 for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state. The Company recorded a $562.8 million expense for in-process research and development during the first fiscal quarter of 2006 and an additional charge of $16.5 million during the second fiscal quarter of 2006. The acquired in-process research and development assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvéderm™ dermal filler technology for use in the United States, and Inamed’s BIBTM BioEnterics® Intragastric Balloon technology for use in the United States, which were valued at $405.8 million, $41.2 million and $132.3 million, respectively. All of these assets had not received approval by the FDA as of the Inamed acquisition date of March 23, 2006. Because the in-process research and development assets had no alternative future use, they were charged to expense on the Inamed acquisition date.
        Unaudited pro forma operating results for the Company, assuming the Inamed acquisition occurred on January 1, 2006 and excluding any pro forma charges for in-process research and development, inventory fair value adjustments and Inamed share-based compensation expense in 2006 and transaction costs are as follows:

Three months ended
March 31,
(in millions, except per share amounts)	2006
Product net sales	$714.6
Total revenues	$725.1
Net earnings	$103.3
Basic earnings per share	$0.69
Diluted earnings per share	$0.67
        The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2006, or the results that may be achieved in the future.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3:  Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses
  Integration of Cornéal Operations
        In connection with the January 2007 Cornéal acquisition, the Company initiated an integration plan to merge the Cornéal facial aesthetics business operations with the Company’s operations. Specifically, the integration activities involve moving key business functions to Company locations and integrating Cornéal’s information systems with the Company’s information systems. The Company currently estimates that the total pre-tax charges resulting from the integration of the Cornéal facial aesthetics business operations will be between $3.5 million and $7.0 million, consisting primarily of salaries, travel and consulting costs, all of which are expected to be cash expenditures. The Company also currently intends to separate Cornéal’s facial aesthetics and ophthalmic surgical businesses and to divest the ophthalmic surgical business. The Company is currently in the process of evaluating the financial impact of separating and divesting the ophthalmic surgical business. Any potential restructuring and integration and transition costs associated with the separation and ultimate divestiture of the ophthalmic surgical business have not been included in the Company’s estimates. The Company began to record costs associated with the integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expects to continue to incur costs up through and including the second quarter of 2008. During the first quarter of 2007, the Company recorded pre-tax integration and transition costs of $3.5 million as selling, general and administrative expenses.
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
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the end of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million. Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distribution arrangements. Contract and lease termination costs are expected to total approximately $29.0 million to $36.0 million. The Company began to record these costs in the second quarter of 2006 and expects to continue to incur them up through and including the fourth quarter of 2007.
        On January 30, 2007, the Company’s Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that the Company acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. In connection with the restructuring and eventual sale or closure of the facility, the Company

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
estimates that total pre-tax charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 69 positions, consisting principally of manufacturing positions at the facility, that are expected to result in estimated total employee severance costs of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. The Company began to record these costs in the first quarter of 2007 and expects to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure or sale of the facility, the Company intends to manufacture a sufficient quantity of inventories of collagen products to meet estimated market demand through 2010.
        As of March 30, 2007, the Company has recorded cumulative pre-tax restructuring charges of $16.6 million, cumulative pre-tax integration and transition costs of $22.6 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Inamed operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the first quarter of 2007, the Company recorded $3.1 million of restructuring charges. The Company did not incur restructuring charges related to the restructuring and integration of the Inamed operations in the first quarter of 2006. Integration and transition costs included in selling, general and administrative expenses were $1.9 million and $5.0 million for the first quarters of 2007 and 2006, respectively.
        The following table presents the cumulative restructuring activities related to the Inamed operations through March 30, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
	(in millions)
Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during the first quarter of 2007	2.7	0.4	3.1
Spending	(0.9)	(4.9)	(5.8)

Balance at March 30, 2007 (included in “Other accrued expenses”)	$5.8	$0.4	$6.2

  Restructuring and Streamlining of European Operations
        Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European research and development and commercial activities. Specifically, the restructuring involved moving key European research and development and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
        As of December 31, 2006, the Company substantially completed all activities related to the restructuring and streamlining of its European operations. As of December 31, 2006, the Company has recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the first quarter of 2006, the Company recorded $2.9 million of restructuring charges related to its European operations. There were no restructuring charges recorded in the first quarter of 2007 related to the restructuring and streamlining of European operations. As of March 30, 2007, remaining accrued expenses of $6.7 million for restructuring charges related to the restructuring and streamlining of the Company’s European operations

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
are included in “Other accrued expenses” and “Other liabilities.”
        Additionally, as of December 31, 2006, the Company has incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes in connection with the European restructuring activities. During the first quarter of 2006, the Company recorded $4.5 million of transition and duplicate operating expenses, including a $2.6 million loss related to the sale of its Mougins, France facility, consisting of $0.1 million in cost of sales, $4.2 million in selling, general and administrative expenses and $0.2 million in research and development expenses related to this restructuring. There were no transition and duplicate operating expenses related to the restructuring and streamlining of the Company’s European operations recorded in the first quarter of 2007.
  Other Restructuring Activities
        Included in the first quarter of 2007 are $0.1 million in restructuring charges related to the EndoArt acquisition. Included in the first quarter of 2006 are $0.3 million of restructuring charges related to the scheduled June 2005 termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, which the Company spun-off in June 2002, and a $0.4 million restructuring charge reversal related to the streamlining of the Company’s operations in Japan.
Note 4:  Intangibles and Goodwill
        At March 30, 2007 and December 31, 2006, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:
  Intangibles

	March 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$881.7	$(55.9)	14.8	$796.4	$(39.9)	15.4
Customer relationships	42.3	(13.8)	3.1	42.3	(10.3)	3.1
Licensing	154.4	(48.9)	8.0	149.4	(44.2)	8.0
Trademarks	27.5	(6.9)	7.0	23.5	(5.7)	6.5
Core technology	187.8	(14.4)	15.2	142.6	(11.4)	15.8

	1,293.7	(139.9)	13.5	1,154.2	(111.5)	13.9
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,294.6	$(139.9)		$1,155.1	$(111.5)

        Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Inamed, Cornéal and EndoArt acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. The increase in developed technology, trademarks and core technology at March 30, 2007 compared to December 31, 2006 is primarily due to the Cornéal and EndoArt acquisitions. The increase in licensing assets is primarily due to a

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
milestone payment incurred in 2007 related to expected annual Restasis® net sales.
        The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three month periods ended March 30, 2007 and March 31, 2006, respectively:

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
Developed technology	$16.0	$—
Customer relationships	3.4	—
Licensing	4.8	4.5
Trademarks	1.2	0.1
Core technology	3.0	0.5

	$28.4	$5.1

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
        Estimated amortization expense is $114.4 million for 2007, $112.9 million for 2008, $102.9 million for 2009, $98.5 million for 2010 and $92.1 million for 2011.
  Goodwill

	March 30,	December 31,
	2007	2006
	(in millions)
Specialty Pharmaceuticals	$9.6	$9.4
Medical Devices	1,941.4	1,824.2

	$1,951.0	$1,833.6

        Goodwill related to the Inamed, Cornéal and EndoArt acquisitions are reflected in the Medical Devices balance above.
Note 5:  Inventories
        Components of inventories were:

	March 30,	December 31,
	2007	2006
	(in millions)
Finished products	$118.6	$107.1
Work in process	30.6	31.2
Raw materials	44.6	30.2

Total	$193.8	$168.5

        At March 30, 2007, approximately $8.2 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.
Note 6:  Income Taxes
        The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States and other jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as the Company’s mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of research and development tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts operations. The Company recognizes interest on income taxes payable as interest expense and penalties related to income taxes payable as income tax expense in its consolidated statements of operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against deferred tax assets were $26.4 million and $20.8 million at March 30, 2007 and December 31, 2006, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The increase in the amount of valuation allowances at March 30, 2007 compared to December 31, 2006 is primarily due to the EndoArt acquisition.
        In the first fiscal quarter of 2007, the Company adopted FIN48, which resulted in an increase in total income taxes payable of $2.8 million and interest payable of $0.5 million and a decrease in total deferred tax assets of $1.0 million and beginning retained earnings of $4.3 million. In addition, the Company reclassified $27.0 million of net unrecognized tax benefit liabilities from current to non-current liabilities. The Company’s total unrecognized tax benefit liabilities recorded under FIN 48 as of the date of adoption were $61.7 million, including $37.1 million of uncertain tax positions that were previously recognized as income tax expense and $18.7 million relating to uncertain tax positions of acquired subsidiaries that existed at the time of acquisition. Total interest accrued on income taxes payable was $7.6 million as of the date of adoption and no income tax penalties were recorded.
        The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, AMT credits and transfer pricing will decrease by approximately $25.9 million due to the settlement of a U.S. Internal Revenue Service (IRS) tax audit.
        The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2003 – 2005
California	2000 – 2005
Brazil	2001 – 2005
Canada	2000 – 2005
France	2004 – 2005
Germany	2002 – 2005
Italy	2002 – 2005
Ireland	2002 – 2005
Spain	2002 – 2005
United Kingdom	2004 – 2005
        The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in such operations, or such earnings will be offset by appropriate credits for foreign income taxes paid. At December 31, 2006, the Company had approximately $725.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. The Company

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.
Note 7:  Employee Retirement and Other Benefit Plans
        The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
        Components of net periodic benefit cost for the three month periods ended March 30, 2007 and March 31, 2006, respectively, were as follows:

	Three months ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$6.3	$5.7	$0.7	$0.8
Interest cost	7.8	6.8	0.5	0.5
Expected return on plan assets	(9.3)	(8.1)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Plans acquired in business combination	1.4	—	—	—
Recognized net actuarial loss	2.9	3.2	—	—

Net periodic benefit cost	$9.1	$7.6	$1.0	$1.1

        In the first quarter of 2007, the Company recorded $1.4 million in pension expense to recognize the pension liability of two non-U.S. defined benefit pension plans acquired in connection with the Inamed acquisition that were determined to be material during the quarter. In 2007, the Company expects to contribute between $17.0 million and $18.0 million to its U.S. and non-U.S. pension plans and between $0.8 million and $0.9 million to its other postretirement plan.
Note 8:  Litigation
        The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
        In June 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex, Inc. (“Apotex”) indicating that Apotex had filed an Abbreviated New Drug Application with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor in January 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. Following an appeal by Apotex, the United States Court of Appeals for the Federal Circuit issued an opinion in May 2005, affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. On remand, in June 2006, the District Court ruled that the defendants’ ANDA infringes U.S. Patent No. 5,110,493, which is owned by Syntex and licensed by Allergan, and that the patent is valid and enforceable. The District Court further ruled that the effective date of any approval of the defendants’ ANDA may not occur before the patent expires in 2009 and that the defendants, and all persons and entities acting in concert with them, are enjoined from making any preparations to make, sell, or offer for sale ketorolac tromethamine ophthalmic solution 0.5% in the United States. On April 9, 2007, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s ruling in all respects and on April 17, 2007 entered a Judgment Per Curiam. In June 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. A mediation in the Canadian lawsuit was held in January 2005 and

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
a settlement conference previously scheduled for July 21, 2006 was taken off calendar by the court and has not yet been rescheduled.
        In June 2003, a complaint entitled “Klein-Becker usa, LLC v. Allergan, Inc.” was filed in the United States District Court for the District of Utah — Central Division. The complaint, as later amended, contained claims against the Company for intentional interference with contractual and economic relations and unfair competition under federal and Utah law. The complaint sought declaratory and injunctive relief, based on allegations that the Company interfered with Klein-Becker’s contractual and economic relations by dissuading certain magazines from running Klein-Becker’s advertisements for its anti-wrinkle cream. In July 2003, the Company filed a reply and counterclaims against Klein-Becker, asserting, as later amended, claims for false advertising, unfair competition under federal and Utah law, trade libel, trademark infringement and dilution, and seeking declaratory relief in connection with Klein-Becker’s advertisements for its anti-wrinkle cream that use the heading “Better than BOTOX®?” On December 8, 2006, Allergan and Klein-Becker entered into a confidential binding settlement agreement. On April 3, 2007, the court entered an order of dismissal of the entire action with prejudice.
        In August 2004, a complaint entitled “Clayworth v. Allergan, Inc., et al.” was filed in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorney’s fees and costs. On January 4, 2007, the court filed a judgment of dismissal in favor of the pharmaceutical defendants and against the plaintiffs. The court entered a notice of entry of judgment of dismissal on January 8, 2007. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California.
      In February 2007, the Company received a Paragraph 4 Hatch-Waxman Act certification from Exela PharmSci, Inc. indicating that Exela had filed an Abbreviated New Drug Application with the FDA for a generic form of Alphagan® P. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to the Company and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Exela product. In March 2007, the Company filed a complaint against Exela in the United States District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.” In its complaint, the Company alleges that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, the Company filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants. In April 2007, Exela filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Virginia, Alexandria Division, entitled “Exela PharmSci, Inc. v. Allergan, Inc.” Exela’s complaint seeks a declaration of noninfringement, unenforceability, and/or invalidity of U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337.
  Inamed Related Litigation Matters Assumed in the Company’s Acquisition of Inamed
        In connection with its purchase of Collagen Aesthetics, Inc. (Collagen) in September 1999, the Company’s subsidiary Inamed assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
        A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. To date, approximately 65 women in Spain have commenced individual legal proceedings in court against Inamed, of which approximately 15 were still pending as of March 30, 2007. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 (approximately $78,000) award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling. In 2006, the Company settled nine Spanish litigated matters; the average compensation paid per case was under €12,000 (approximately $16,000).
        As of March 30, 2007, the Company had an accrual for future Trilucent claims, costs, and expenses of $3.3 million.
        In May 2002, Ernest Manders filed a lawsuit against Inamed and other defendants entitled “Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al.”, in the United States District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. Manders’ amended complaint seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. In February 2003, Inamed answered the complaint, denying its material allegations and counterclaiming against Manders for declarations of invalidly as well as noninfringement. Following fact discovery and expert discovery, Manders elected to limit his claim for infringement to twelve of the forty-six claims in his patent. In September 2004 and October 2004, the court held a Markman hearing on claim construction under the patent and in February 2006, the court issued its Memorandum Opinion on claim construction. In June 2006, the parties participated in mediation but were unable to reach a settlement. At an April 19, 2007 status conference, the court dealt with various procedural issues and did not set a date for a further status conference.

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
Note 9:  Guarantees
        The Company’s Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Note 10:  Product Warranties
        The Company provides warranty programs for breast implant sales primarily in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities on the Company’s consolidated balance sheet. The U.S. programs include the ConfidencePlustm and ConfidencePlustm Premier warranty programs. The ConfidencePlustm program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlustm Premier program, which requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. Substantially all of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.
        The following table provides a reconciliation of the change in estimated product warranty liabilities through March 30, 2007:

(in millions)
Balance at December 31, 2006	$24.8
Provision for warranties issued during the period	1.4
Settlements made during the period	(1.1)

Balance at March 30, 2007	$25.1

Current portion	$6.1
Non-current portion	19.0

Total	$25.1

Note 11:  Earnings Per Share
        The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions, except per share amounts)
Net earnings (loss)	$43.8	$ (444.8)

Weighted average number of shares issued	152.0	135.1
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.7	—

Diluted shares	153.7	135.1

Earnings (loss) per share:
Basic	$0.29	$(3.29)

Diluted	$0.28	$(3.29)

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        For the three month period ended March 30, 2007, options to purchase 4.4 million shares of common stock at exercise prices ranging from $94.65 to $127.51 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. Stock options outstanding during the three month period ended March 31, 2006 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive. Options to purchase approximately 11.7 million shares of common stock at exercise prices ranging from $12.75 to $127.51 per share were outstanding as of March 31, 2006. Additionally, for the three month period ended March 31, 2006, the effect of approximately 2.5 million common shares related to the Company’s convertible subordinated notes was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive.
Note 12:  Comprehensive Income (Loss)
        The following table summarizes the components of comprehensive income (loss) for the three month periods ended March 30, 2007 and March 31, 2006:

	Three months ended
(in millions)	March 30, 2007			March 31, 2006
		Tax			Tax
	Before-tax	(expense)	Net-of-tax	Before-tax	(expense)	Net-of-tax
	Amount	or benefit	amount	amount	or benefit	amount
Foreign currency translation adjustments	$11.3	$—	$11.3	$3.5	$—	$3.5
Deferred holding gains on derivatives designated as cash flow hedges	—	—	—	12.6	(5.0)	7.6
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	—	—	—
Unrealized holding gain on available-for-sale securities	3.1	(1.2)	1.9	3.5	(1.4)	2.1

Other comprehensive income	$14.1	$(1.1)	13.0	$19.6	$(6.4)	13.2

Net earnings (loss)			43.8			(444.8)

Total comprehensive income (loss)			$56.8			$(431.6)

Note 13:  Business Segment Information
        Through the first fiscal quarter of 2006, the Company operated its business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning with the second fiscal quarter of 2006, the Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; the LAP-BAND® System designed to treat severe and morbid obesity and the BIBtm System for the treatment of obesity; and ophthalmic surgical devices. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
        The Company evaluates segment performance on a revenue and operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Inamed, Cornéal and EndoArt acquisitions and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
chief operating decision maker evaluate operating segments using discrete asset information.
Operating Segments

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
Product net sales:
Specialty pharmaceuticals	$697.4	$615.2
Medical devices	175.0	—

Total product net sales	872.4	615.2
Other corporate and indirect revenues	14.1	10.5

Total revenues	$886.5	$625.7

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
Operating income (loss):
Specialty pharmaceuticals	$222.6	$198.1
Medical devices	54.6	—

Total segments	277.2	198.1
General and administrative expenses, other indirect costs and other adjustments	83.6	55.3
In-process research and development	72.0	562.8
Amortization of acquired intangible assets (a)	23.0	—
Restructuring charges	3.2	2.8

Total operating income (loss)	$95.4	$(422.8)

(a) Represents amortization of identifiable intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
        Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 65.6% and 67.4% of the Company’s total consolidated product net sales for the three month periods ended March 30, 2007 and March 31, 2006, respectively.
        Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 30, 2007 and March 31, 2006 were 11.5% and 16.2% of the Company’s total consolidated product net sales, respectively. Sales to Cardinal Healthcare for the three month periods ended March 30, 2007 and March 31, 2006 were 12.4% and 14.7% of the Company’s total consolidated product net sales, respectively. No other country or single customer generates over 10% of total product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        Long-lived assets are assigned to geographic regions based upon management responsibility for such items.
Net Sales by Product Line

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$403.0	$361.9
Botox®/Neuromodulators	267.9	223.0
Skin Care	26.5	30.3

Total Specialty Pharmaceuticals	697.4	615.2

Medical Devices:
Breast Aesthetics	69.2	—
Obesity Intervention	53.0	—
Facial Aesthetics	43.0	—

Core Medical Devices	165.2	—
Ophthalmic Surgical Devices	9.8	—

Total Medical Devices	175.0	—

Total product net sales	$872.4	$615.2

Geographic Information
Product Net Sales

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
United States	$564.2	$414.5
Europe	183.2	112.3
Latin America	45.8	36.3
Asia Pacific	40.3	28.0
Other	37.6	23.9

	871.1	615.0
Manufacturing operations	1.3	0.2

Total product net sales	$872.4	$615.2

Long-Lived Assets

	March 30,	December 31,
	2007	2006
	(in millions)
United States	$2,961.0	$2,986.4
Europe	291.7	16.0
Latin America	19.2	18.7
Asia Pacific	6.5	6.6
Other	0.2	0.2

	3,278.6	3,027.9
Manufacturing operations	286.7	279.8
General corporate	213.7	215.3

Total	$3,779.0	$3,523.0

        The increase in long-lived assets at March 30, 2007 compared to December 31, 2006 was primarily due to the Cornéal and EndoArt acquisitions. Long-lived assets related to the Cornéal and EndoArt acquisitions, including goodwill and intangible assets, are reflected in the Europe balance above. Goodwill and intangible assets related to the Inamed acquisition are reflected in the United States balance above.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        This financial review presents our operating results for the three month periods ended March 30, 2007 and March 31, 2006, and our financial condition at March 30, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 30, 2007 and our audited consolidated financial statements and related notes for the year ended December 31, 2006.
Critical Accounting Policies
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
        We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.7 million and $2.3 million at March 30, 2007 and December 31, 2006, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2007 and the first quarter of 2006 were $8.2 million and $7.4 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 30, 2007 and December 31, 2006 were $22.7 million and $20.1 million, respectively. Provisions for sales returns deducted from consolidated sales were $71.1 million and $7.7 million in the first quarter of 2007 and the first quarter of 2006, respectively. The increase in the allowance for sales returns at March 30, 2007 compared to December 31, 2006 and the increase in the provision for sales returns in the first quarter of 2007 compared to the first quarter of 2006 were primarily due to the acquired Inamed medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.
        We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at March 30, 2007 and December 31, 2006 were $76.8 million and $71.2 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $55.5 million and $53.2 million in the first quarter of 2007 and the first quarter of 2006, respectively. The $5.6 million increase in the amounts accrued for sales rebates and other incentive programs at March 30, 2007 compared to December 31, 2006 is primarily due to a difference in the timing of when payments were made against accrued amounts at March 30, 2007 compared to December 31, 2006, and an increase in the ratio of U.S. specialty pharmaceutical sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2007 and 2006, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
        Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $4.0 million to $5.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
        We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract. We defer income under contractual agreements when we have further obligations indicating that a separate earnings process has not been completed.
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
        Our assumption for the weighted average expected long-term rate of return on assets in our U.S. pension plans for determining the net periodic benefit cost is 8.25% for 2007, which is the same rate used for 2006. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. pension plans were 6.43% and 6.19% for 2007 and 2006, respectively. We determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. The expected rate of return is applied to the market-related value of plan assets. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on our plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. pension plans would increase our expected 2007 pre-tax pension benefit cost by approximately $1.2 million.
        The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2006 and our net periodic benefit costs for 2007 were 5.90% and 4.65%, respectively. The discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2006 were 5.60% and 4.24%, respectively. We determine the discount rate largely based upon an index of high-quality fixed income investments (for our U.S. plans, we use the U.S. Moody’s Aa Corporate Long Bond Index and for our non-U.S. plans, we use the iBoxx € Corporate AA 10+ Year Index and the iBoxx £ Corporate AA 15+ Year Index) and, for our U.S. plans, a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic pension benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2007 pre-tax pension benefit costs by approximately $3.7 million and increase our pension plans’ projected benefit obligations at December 31, 2006 by approximately $27.0 million.
  Share-Based Awards
        We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We currently estimate stock price volatility based upon an equal weighting of our five year historical average and the average implied volatility of at-the-money options traded in the open market. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. Share-based compensation expense is recognized only for those awards that are ultimately expected to vest and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
  Income Taxes
        The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development (R&D) tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.
        Valuation allowances against our deferred tax assets were $26.4 million and $20.8 million at March 30, 2007 and December 31, 2006, respectively. Changes in the valuation allowances are recognized in the provision for income taxes as incurred and are generally included as a component of the estimated annual effective tax rate. The increase in the amount of valuation allowances at March 30, 2007 compared to December 31, 2006 is primarily due to our

February 2007 acquisition of EndoArt SA, or EndoArt. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts we estimate.
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
        In the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, our policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers are recognized only for tax positions that meet the more likely than not recognition criteria. Additionally, recognition and derecognition of tax benefits from uncertain tax positions are recorded as discrete tax adjustments in the first interim period that the more likely than not threshold is met. Due to the inherit risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and the effect on our consolidated financial statements in Note 6, Income Taxes, in the financial statements under Item 1(D) of Part I of this report.
  Purchase Price Allocation
        The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.
        On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.0 million, net of cash acquired. On February 22, 2007, we acquired EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. We engaged an independent third-party valuation firm to assist us in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocations may change during the allowable allocation period, which is up to one year from the acquisition dates, if additional information becomes available.
Operations
        Headquartered in Irvine, California, we are a technology-driven, global health care company that discovers,

develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, facial aesthetics, medical dermatological, breast aesthetics, obesity intervention and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetic-related pharmaceuticals, and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We employ approximately 7,330 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
Results of Operations
        Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and aesthetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; the LAP-BAND® System designed to treat severe and morbid obesity and the BIBtm System for the treatment of obesity; and ophthalmic surgical devices. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.
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

        The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 30, 2007 and March 31, 2006:

	Three months ended
	March 30,	March 31,	Change in Product Net Sales			Percent Change in Product Net Sales
(in millions)	2007	2006	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty pharmaceuticals:
Eye Care Pharmaceuticals	$403.0	$361.9	$41.1	$33.9	$7.2	11.4%	9.4%	2.0%
Botox/Neuromodulator	267.9	223.0	44.9	41.1	3.8	20.1%	18.4%	1.7%
Skin Care	26.5	30.3	(3.8)	(3.8)	—	(12.5)%	(12.5)%	—%

Total Specialty Pharmaceuticals	697.4	615.2	82.2	71.2	11.0	13.4%	11.6%	1.8%

Medical Devices:
Breast Aesthetics	69.2	—	69.2	69.2	—	—%	—%	—%
Obesity Intervention	53.0	—	53.0	53.0	—	—%	—%	—%
Facial Aesthetics	43.0	—	43.0	43.0	—	—%	—%	—%

Core Medical Devices	165.2	—	165.2	165.2	—	—%	—%	—%
Ophthalmic Surgical Devices	9.8	—	9.8	9.8	—	—%	—%	—%

Total Medical Devices	175.0	—	175.0	175.0	—	—%	—%	—%

Total product net sales	$872.4	$615.2	$257.2	$246.2	$11.0	41.8%	40.0%	1.8%

Domestic product net sales	65.6%	67.4%
International product net sales	34.4%	32.6%

Selected Product Sales (a):
Alphagan P, Alphagan and Combigan	$77.5	$71.0	$6.5	$4.7	$1.8	9.2%	6.7%	2.5%
Lumigan and Ganfort	89.0	72.9	16.1	13.9	2.2	22.1%	19.1%	3.0%
Other Glaucoma	3.6	4.4	(0.8)	(1.0)	0.2	(19.4)%	(23.5)%	4.1%
Restasis	78.4	66.1	12.3	12.3	—	18.7%	18.7%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
  Product Net Sales
        The $257.2 million increase in product net sales in the first quarter of 2007 compared to the first quarter of 2006 primarily resulted from $165.2 million of core medical device product net sales in the first quarter of 2007 related to the Inamed and Cornéal acquisitions and an increase of $82.2 million in our specialty pharmaceuticals product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines.
        Eye care pharmaceuticals sales increased in the first quarter of 2007 compared to first quarter of 2006 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong sales growth from Ganfort®, our Lumigan® and timolol combination, which we launched in 2006 in certain European markets, an increase in sales of Combigantm in Canada, Europe and Latin America, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma that we launched in the United States in the first quarter of 2006, an increase in sales of Acular LS®, our more recent non-steriodal anti-inflammatory, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, growth in sales of eye drop products, primarily Refresh® and Optive™, our recently launched artificial tear, and an increase in sales of Zymar®, a newer anti-infective. This increase in eye care pharmaceuticals sales was partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand resulting from a decrease in promotion efforts. We continue to believe that generic formulations of Alphagan® may have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from seven percent to nine percent, effective February 3, 2007. We increased the published U.S. list price for Restasis® by seven percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by nine percent, Elestat® by seven percent, and Zymar® by seven percent. This increase in prices had a positive net effect on our U.S. sales for the first quarter of 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At March 30, 2007, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
        Botox® sales increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to strong growth in demand in the United States and in international markets for both cosmetic and therapeutic use. Effective January 1, 2007, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in the first quarter of 2007, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe and cosmetic use in Latin America, partially offset by slower growth in Botox® sales for aesthetic and therapeutic uses in Asia Pacific, due to the timing of shipments to distributors. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
        Skin care sales decreased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to lower sales of Tazorac® and physician dispensed creams, including M.D. Forte® and Prevage™ MD, in the United States. Net sales of Tazorac®, Zorac® and Avage® decreased $2.8 million, or 13.0%, to $18.8 million in the first quarter of 2007, compared to $21.6 million in the first quarter of 2006. The decrease in sales of Tazorac®, Zorac® and Avage® resulted primarily from lower U.S. wholesaler demand, partially offset by an increase in the published U.S. list price for these products of nine percent effective February 3, 2007.
        Net sales from our core medical device products were $165.2 million in the first quarter of 2007. Product net sales consisted of $69.2 million related to breast aesthetics, $53.0 million for obesity intervention, and $43.0 million for facial aesthetics, related to the March 2006 Inamed and January 2007 Cornéal acquisitions. Breast aesthetics net sales primarily consist of saline-filled and silicone gel-filled breast implants and tissue expanders for use in breast reconstruction, augmentation and revisions. Obesity intervention net sales primarily consist of devices used for minimally invasive long-term treatments of obesity such as our LAP-BAND® System and BIBtm System. Facial aesthetics net sales primarily consist of dermal filler products used to correct facial wrinkles, which include hyaluronic acid-based and collagen injectable products.
        Net sales of ophthalmic surgical devices were $9.8 million in the first quarter of 2007 and consist of product net sales related to the Cornéal acquisition. We are currently exploring opportunities to divest the ophthalmic surgical business acquired in connection with the Cornéal acquisition.
        Foreign currency changes increased product net sales by $11.0 million in the first quarter of 2007 compared to the first quarter of 2006, primarily due to the strengthening of the euro, British pound, Australian dollar, and the Brazilian real, partially offset by the weakening of the Canadian dollar and the Mexican peso compared to the U.S. dollar.
        U.S. sales as a percentage of total product net sales decreased by 1.8 percentage points to 65.6% in the first quarter of 2007 compared to U.S. sales of 67.4% in the first quarter of 2006, due primarily to the impact of sales of medical device products, which have a lower amount of U.S. sales as a percentage of total product net sales compared to our pharmaceutical products, partially offset by an increase in U.S. Botox® sales as a percentage of total pharmaceutical product net sales in the first quarter of 2007 compared to the first quarter of 2006.
  Other Revenues
        Other revenues increased $3.6 million to $14.1 million in the first quarter of 2007 compared to $10.5 million in the first quarter of 2006. The increase in other revenues is primarily related to an increase of approximately $4.3 million in royalty income earned, principally from sales of Botox® in Japan by GlaxoSmithKline, or GSK, under a license agreement, partially offset by a decrease in reimbursement income, primarily related to services provided in connection with a contractual agreement for the development of Posurdex® for the ophthalmic specialty pharmaceutical market in Japan.

  Cost of Sales
        Cost of sales increased $62.1 million, or 63.8%, in the first quarter of 2007 to $159.4 million, or 18.3% of product net sales, compared to $97.3 million, or 15.8% of product net sales, in the first quarter of 2006. Cost of sales in dollars increased in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the 41.8% increase in product net sales and the increase in the mix of medical device product net sales relative to total product net sales. Medical device product net sales generally have a higher cost of sales percentage compared to our specialty pharmaceutical products. Our cost of sales as a percentage of product net sales for the first quarter 2007 increased 2.5 percentage points from our cost of sales percentage in the first quarter of 2006, primarily as a result of the increase in the mix of medical device product net sales relative to total product net sales. Cost of sales in the first quarter of 2007 also includes a charge of $0.9 million associated with the purchase accounting fair-market value inventory adjustment rollout related to the Cornéal acquisition.
  Selling, General and Administrative
        Selling, general and administrative, or SG&A, expenses increased $115.5 million, or 42.2%, to $389.4 million, or 44.6% of product net sales, in the first quarter of 2007 compared to $273.9 million, or 44.5% of product net sales, in the first quarter of 2006. The increase in SG&A expenses in dollars primarily relates to increased SG&A expenses associated with the Inamed acquisition, an increase in selling and marketing expenses, principally personnel and related incentive compensation costs driven by the expansion of our U.S. facial aesthetics, neuroscience and ophthalmology sales forces and our European glaucoma sales force to promote growth in product sales, especially for Restasis®, Lumigan®, Combigantm, Ganfort®, Botox® and Botox® Cosmetic, and to support our agreement with GSK to promote GSK’s Imitrex Statdose System® and Amerge® products in the United States. SG&A expenses also increased in the first quarter of 2007 compared to the first quarter of 2006 due to an increase in promotion and general and administrative expenses. Promotion expense increased due to additional costs to promote our medical device product lines that we obtained in the Inamed acquisition, including direct-to-consumer advertising for our LAP-BAND® System and advertising and other promotional costs associated with the January 2007 launch of Juvédermtm Ultra and Juvédermtm Ultra Plus in the United States. General and administrative expenses primarily increased due to the Inamed acquisition, an increase in incentive compensation costs, and an increase in corporate legal, finance and information systems costs. In the first quarter of 2007, SG&A expenses included $5.4 million of integration and transition costs related to the Inamed and Cornéal acquisitions and $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal. In the first quarter of 2006, SG&A expenses included $5.0 million of integration and transition costs related to the acquisition of Inamed and $4.2 million of transition and duplicate operating expenses primarily related to the restructuring and streamlining of our European operations.
  Research and Development
        Research and development, or R&D, expenses decreased $458.7 million, or 68.5%, to $210.7 million in the first quarter of 2007, or 24.2% of product net sales, compared to $669.4 million, or 108.8% of product net sales, in the first quarter of 2006. R&D expenses for the first quarter of 2007 include a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition, and the first quarter of 2006 includes a charge of $562.8 million for in-process research and development assets acquired in the Inamed acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the in-process research and development charges, R&D expenses increased by $32.1 million, or 30.1%, to $138.7 million in the first quarter of 2007, or 15.9% of product net sales, compared to $106.6 million, or 17.3% of product net sales in first quarter of 2006. The increase in R&D expenses, excluding the in-process research and development charges, was primarily a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies, and the addition of development expenses associated with our medical device products acquired in the Inamed acquisition. R&D spending increases in the first quarter of 2007 compared to the first quarter of 2006 were primarily driven by an increase in clinical trial costs associated with Posurdex®, memantine and certain Botox® indications for overactive bladder and migraine headache. The decrease in R&D expenses, excluding the in-process research and development charges, as a percentage of product net sales in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to an increase in mix of R&D expenses for our medical device products, which have a lower level of R&D expense as a percentage of product net sales relative to our specialty pharmaceutical products.
  Amortization of Acquired Intangible Assets
        Amortization of acquired intangible assets increased $23.3 million to $28.4 million in the first quarter of 2007, or 3.3% of product net sales, compared to $5.1 million, or 0.8% of product net sales, in the first quarter of 2006. This increase in amortization expense in dollars and as a percentage of product net sales is primarily due to an increase in amortization of acquired intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses
        Restructuring charges in the first quarter of 2007 were $3.2 million compared to $2.8 million in the first quarter of 2006. The $0.4 million increase in restructuring charges is due primarily to an increase in restructuring costs associated with the integration of the Inamed operations, partially offset by a decrease in restructuring costs associated with the streamlining of our European operations.
  Integration of Cornéal Operations
        In connection with our January 2007 Cornéal acquisition, we initiated an integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the integration activities involve moving key business functions to our locations and integrating Cornéal’s information systems with our information systems. We currently estimate that the total pre-tax charges resulting from the integration of Cornéal’s facial aesthetics business operations will be between approximately $3.5 million and $7.0 million, consisting primarily of salaries, travel and consulting costs, all of which are expected to be cash expenditures. We also currently intend to separate Cornéal’s facial aesthetics and ophthalmic surgical businesses and to divest the ophthalmic surgical business. We are currently in the process of evaluating the financial impact of separating and divesting the ophthalmic surgical business. Any potential restructuring and integration and transition costs associated with the separation and ultimate divestiture of the ophthalmic surgical business have not been included in our estimates. We began to record costs associated with the integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expect to continue to incur costs up through and including the second quarter of 2008. During the first quarter of 2007 we recorded pre-tax integration and transition costs of $3.5 million, all of which were SG&A expenses.
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
        We have incurred, and anticipate that we will continue to incur, charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the restructuring and integration of our Inamed operations. We currently estimate that the total pre-tax charges resulting from the restructuring plan, including integration and transition costs, will be between $61.0 million and $75.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems. We also expect to pay approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.
        The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the end of 2007.

        Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $7.0 million to $9.0 million. Estimated charges for contract and lease termination costs, including the termination of duplicative distributor arrangements are expected to total approximately $29.0 million to $36.0 million. We began to record these costs in the second quarter of 2006 and expect to continue to incur them up through and including the fourth quarter of 2007.
        On January 30, 2007, our Board of Directors approved an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in connection with the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. In connection with the restructuring and eventual sale or closure of the facility, we estimate that total pre-tax charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 69 positions, consisting principally of manufacturing positions at our facility, that are expected to result in estimated total employee severance cost of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. We began to record these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure or sale of our facility, we intend to manufacture a sufficient quantity of inventories of our collagen products to meet estimated market demand through 2010.
        As of March 30, 2007, we have recorded cumulative pre-tax restructuring charges of $16.6 million, cumulative pre-tax integration and transition costs of $22.6 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. During the first quarter of 2007, we recorded $3.1 million of restructuring charges. We did not incur restructuring charges related to the restructuring and integration of the Inamed operations in the first quarter of 2006. We incurred integration and transition costs of $1.9 million and $5.0 million, all of which were SG&A expenses, in the first quarters of 2007 and 2006, respectively.
        The following table presents the cumulative restructuring activities related to the Inamed operations through March 30, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
	(in millions)
Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during the first quarter of 2007	2.7	0.4	3.1
Spending	(0.9)	(4.9)	(5.8)

Balance at March 30, 2007 (included in “Other accrued expenses”)	$5.8	$0.4	$6.2

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

        As of December 31, 2006, we substantially completed all activities related to the restructuring and streamlining of our European operations. As of December 31, 2006, we have recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the first quarter of 2006, we recorded $2.9 million of restructuring charges related to our European operations. There were no restructuring charges recorded in the first quarter of 2007 related to the restructuring and streamlining of European operations. As of March 30, 2007, remaining accrued expenses for restructuring charges related to the restructuring and streamlining of our European operations totaled $6.7 million and are included in “Other accrued expenses” and “Other liabilities” in our unaudited condensed consolidated balance sheet.
        Additionally, as of December 31, 2006, we have incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes related to the European restructuring activities. Duplicate operating expenses are costs incurred during the transition period to ensure that job knowledge and skills are properly transferred to new employees. For the first quarter of 2006, we recorded $4.5 million of transition and duplicate operating expenses, including a $2.6 million loss related to the sale of our Mougins, France facility, consisting of $0.1 million in cost of sales, $4.2 million in SG&A expenses and $0.2 million in R&D expenses. There were no transition and duplicate operating expenses related to the restructuring and streamlining of our European operations recorded in the first quarter of 2007.
  Other Restructuring Activities
        Included in the first quarter of 2007 are $0.1 million in restructuring charges related to the EndoArt acquisition. Included in the first quarter of 2006 are $0.3 million of restructuring charges related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics, which was spun-off in June 2002, and a $0.4 million restructuring charge reversal related to the streamlining of our operations in Japan.
  Operating Income (Loss)
        Management evaluates business segment performance on an operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.
        General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the first quarter of 2007, general and administrative expenses of $71.5 million, integration and transition costs related to the acquisitions of Inamed and Cornéal of $5.4 million, $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal, a purchase accounting fair-market value inventory adjustment related to the Cornéal acquisition of $0.9 million, and other net indirect costs of $3.5 million; and for the first quarter of 2006, general and administrative expenses of $45.9 million, integration and transition costs related to the Inamed operations of $5.0 million, and other net indirect costs of $4.4 million.

        The following table presents operating income for each reportable segment for the three months ended March 30, 2007 and March 31, 2006 and a reconciliation of our segments operating income to consolidated operating income (loss):

	Three months ended
	March 30,	March 31,
	2007	2006
	(in millions)
Operating income (loss):
Specialty pharmaceuticals	$222.6	$198.1
Medical devices	54.6	—

Total segments	277.2	198.1
General and administrative expenses, other indirect costs and other adjustments	83.6	55.3
In-process research and development	72.0	562.8
Amortization of acquired intangible assets (a)	23.0	—
Restructuring charges	3.2	2.8

Total operating income (loss)	$95.4	$(422.8)

(a)  Represents amortization of identifiable intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
        Our consolidated operating income for the first quarter of 2007 was $95.4 million, or 10.9% of product net sales, compared to a consolidated operating loss of $422.8 million, or (68.7)% of product net sales in the first quarter of 2006. The $518.2 million increase in consolidated operating income was due to a $257.2 million increase in product net sales, a $3.6 million increase in other revenues, and a $458.7 million decrease in R&D expenses, partially offset by a $62.1 million increase in cost of sales, a $115.5 million increase in SG&A expenses, a $23.3 million increase in amortization of acquired intangible assets, and a $0.4 million increase in restructuring charges.
        Our specialty pharmaceuticals segment operating income in the first quarter of 2007 was $222.6 million, compared to operating income of $198.1 million in the first quarter of 2006. The $24.5 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts, and an increase in research and development expenses.
        The increase in our medical devices segment operating income of $54.6 million in the first quarter of 2007 was due to the combined operating results of the Inamed, Cornéal and EndoArt acquisitions.
  Non-Operating Income and Expenses
        Total net non-operating expenses for the first quarter of 2007 were $5.5 million compared to $0.3 million in the first quarter of 2006. Interest income in the first quarter of 2007 was $15.4 million compared to interest income of $9.2 million in the first quarter of 2006. The increase in interest income was primarily due to a $4.9 million reversal of previously recognized estimated statutory interest income included in the first quarter of 2006 related to a matter involving the expected recovery of previously paid state income taxes. Additionally, higher average cash equivalent balances earning interest of approximately $86 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.7% in the first quarter of 2007 compared to the first quarter of 2006 contributed to the increase in interest income in the first quarter of 2007 compared to the first quarter of 2006. Interest expense increased $10.7 million to $18.5 million in the first quarter of 2007 compared to $7.8 million in the first quarter of 2006, primarily due to an increase in average outstanding borrowings for the first quarter of 2007 compared to the first quarter of 2006. We incurred a substantial increase in borrowings to fund the Inamed acquisition on March 23, 2006. During the first quarter of 2007, we recorded a net unrealized loss on derivative instruments of $1.3 million compared to a net unrealized loss of $1.0 million in the first quarter of 2006. Other, net expense was $1.1 million in the first quarter of 2007, consisting primarily of $1.3 million in net realized losses from foreign currency transactions. Other, net expense was $0.9 million in the first quarter of 2006, consisting primarily of $1.1 million in net realized losses from foreign currency transactions.
  Income Taxes
        Our effective tax rate for the first quarter of 2007 was 51.4%. Included in our operating income for the first quarter of 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal, total integration and transition costs of $5.4 million related to the Inamed and Cornéal acquisitions, and total restructuring charges of $3.2 million. In the first quarter of 2007, we recorded income tax benefits of $1.0 million related to the total integration and transition costs and $1.2 million related to the total restructuring charges. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the preexisting unfavorable distribution agreement with Cornéal. Excluding the impact of the total pre-tax charges of $82.9 million and the total net income tax benefit of $2.2 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2007 was 28.0%. We believe the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.
        The calculation of our adjusted effective tax rate for the first quarter of 2007 is summarized below:

2007
(in millions)
Earnings before income taxes and minority interest, as reported	$89.9
In-process research and development expense	72.0
Total integration and transition costs	5.4
Settlement of preexisting unfavorable distribution agreement with Cornéal	2.3
Total restructure charges	3.2

$172.8

Provision for income taxes, as reported	$46.2
Income tax benefit for:
Total integration and transition costs	1.0
Total restructure charges	1.2

$48.4

Adjusted effective tax rate	28.0%

        Our effective tax rate in the first quarter of 2006 was 5.2%, our effective tax rate for the year ended December 31, 2006 was 551.3%, and our adjusted effective tax rate for the year ended December 31, 2006 was 25.9%. Included in our operating loss for the year ended December 31, 2006 are pre-tax charges of $579.3 million for in-process research and development acquired in the Inamed acquisition, a $47.9 million charge to cost of sales associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, total integration, transition and duplicate operating expenses of $26.9 million related to the Inamed acquisition and restructuring and streamlining of our European operations, a $28.5 million contribution to The Allergan Foundation and total restructuring charges of $22.3 million. In 2006, we recorded income tax benefits of $15.7 million related to the Inamed purchase accounting fair-market value inventory adjustment rollout, $9.1 million related to total integration, transition and duplicate operating expenses, $11.3 million related to the contribution to The Allergan Foundation, and $3.5 million related to total restructuring charges. Also included in the provision for income taxes in 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable, a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision concluded in 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the total pre-tax charges of $704.9 million and the total net income tax benefits of $69.8 million for the items discussed above, our adjusted effective tax rate for 2006 was 25.9%.
        The calculation of our 2006 adjusted effective tax rate is summarized below:

2006
(in millions)
Earnings before income taxes and minority interest, as reported	$(19.5)
In-process research and development expense	579.3
Inamed fair-market value inventory rollout	47.9
Total integration, transition and duplicate operating expenses	26.9
Contribution to The Allergan Foundation	28.5
Total restructure charges	22.3

$685.4

Provision for income taxes, as reported	$107.5
Income tax (provision) benefit for:
Inamed fair-market value inventory rollout	15.7
Total integration, transition and duplicate operating expenses	9.1
Contribution to The Allergan Foundation	11.3
Total restructure charges	3.5
Reduction in valuation allowance associated with a refund claim	17.2
Resolution of uncertain income tax audit issues	14.5
Adjustment to estimated taxes on 2005 repatriation of foreign earnings	2.8
Recovery of previously paid state income taxes	1.2
Unfavorable adjustment for previously filed tax return currently under examination	(3.9)
Intercompany transfers of trade businesses and net assets	(1.6)

$177.3

Adjusted effective tax rate	25.9%

        The increase in the adjusted effective tax rate to 28.0% in the first quarter of 2007 compared to the adjusted effective tax rate for the year ended December 31, 2006 of 25.9% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions, partially offset by the beneficial tax rate effect from increased U.S. deductions for interest expense for the full fiscal year 2007 compared to approximately nine months of such beneficial tax rate effect in fiscal year 2006.
  Net Earnings (Loss)
        Our net earnings for the first quarter of 2007 were $43.8 million compared to a net loss of $444.8 million in the first quarter of 2006. The $488.6 million increase in net earnings was primarily the result of the increase in operating income of $518.2 million, partially offset by an increase in net non-operating expense of $5.2 million, an increase in the provision for income taxes of $24.3 million, and a decrease in minority interest income of $0.1 million.
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
        Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2007 was $105.7 million compared to cash provided of $116.7 million for the first quarter of 2006. The decrease in net cash provided by operating activities of $11.0 million was primarily due to a net increase in cash required to fund growth in net operating assets and liabilities and an increase in income taxes paid, partially offset by an increase in earnings, including the effect of adjusting for non-cash items. In the first three months of 2007 and 2006, we paid pension contributions of $2.0 million and $2.5 million, respectively, to our U.S. defined benefit pension plan. In 2007, we expect to pay pension contributions of between approximately $17.0 million and $18.0 million for our U.S. and non-U.S. pension plans.
        At December 31, 2006, we had consolidated unrecognized net actuarial losses of $162.1 million which were included in our accrued pension benefit liabilities. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on pension plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred from 2001 to 2005. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2006, we expect the amortization of these unrecognized net actuarial losses, which is a component of our annual pension cost, to be approximately $11.3 million in 2007 compared to $13.0 million in 2006. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements.
        Net cash used in investing activities in the first quarter of 2007 was $336.1 million. Net cash used in investing activities in the first quarter of 2006 was $1,250.4 million. In the first quarter of 2007, we paid $312.8 million, net of cash acquired, for the acquisitions of Cornéal and EndoArt. In the first quarter of 2006, we paid $1,215.2 million, net of cash acquired, for the cash portion of the Inamed acquisition. Additionally, in the first quarter of 2007 we capitalized as intangible assets total milestone payments of $5.0 million related to Restasis® and collected $8.9 million on a receivable related to the 2006 sale of our Mougins, France facility. We invested $22.2 million in new facilities and equipment during the first quarter of 2007 compared to $32.7 million during the same period in 2006. During the first quarter of 2006, we purchased additional real property for approximately $20.0 million, composed of two office buildings, contiguous to our main facility in Irvine, California. Net cash used in investing activities also includes $5.0 million and $2.9 million to acquire software during the first quarters of 2007 and 2006, respectively. We currently expect to invest between $130 million and $140 million in capital expenditures for administrative and manufacturing facilities and other property, plant and equipment during 2007.
        Net cash used in financing activities was $94.3 million in the first quarter of 2007 compared to net cash provided by financing activities of $712.3 million in the first quarter of 2006. In the first quarter of 2007, we repurchased 539,100 shares of our common stock for $61.7 million, had net repayments of notes payable of $46.0 million and paid $15.1 million in dividends. This use of cash was partially offset by $24.5 million received from the sale of stock to employees and $4.0 million in excess tax benefits from share-based compensation. In the first quarter of 2006, in order to fund part of the cash portion of the Inamed purchase price, we borrowed $825.0 million under a bridge credit facility entered into in connection with the transaction. Additionally, in the first quarter of 2006 we received $27.1 million from the sale of stock to employees and $10.2 million in excess tax benefits from share-based compensation. These amounts were partially offset by net repayments of notes payable of $42.6 million, cash paid on the conversion of our zero coupon convertible senior notes due 2022 of $94.1 million and $13.3 million in dividends paid to stockholders. Effective May 1, 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on June 8, 2007 to stockholders of record on May 18, 2007. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of March 30, 2007, we held approximately 1.6 million treasury shares under this program. We are uncertain as to the level of stock repurchases, if any, to be made in the future.
     On May 2, 2007, we announced that our Board of Directors declared a two-for-one stock split, to be effected in the form of a stock dividend, payable on June 22, 2007 to stockholders of record on June 11, 2007.
        Our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, pay interest semi-annually at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 7.8952 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after

April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.
        Our 5.75% Senior Notes due 2016, or 2016 Notes, were sold at 99.717% of par value with an effective interest rate of 5.79%, will pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by us.
        On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS 133, the investment in the derivative and the related long-term debt are recorded at fair-value. As a result, we have recognized an asset associated with the fair-value of the derivative of $5.0 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $5.0 million reported in our unaudited condensed consolidated balance sheet as of March 30, 2007. As the hedge meets the criteria for using the short-cut method under the provisions of SFAS 133, the change in the fair-value of the derivative is assumed to exactly equal the related change in the fair-value of the 2016 Notes, so there is no gain or loss reported in our unaudited condensed consolidated statement of operations related to the interest rate hedge.
        At March 30, 2007, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $800 million through March 2011. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $6.2 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios and minimum interest coverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 30, 2007. As of March 30, 2007, we had $55.0 million in borrowings under our committed long-term credit facility, $58.8 million in borrowings outstanding under the medium term note program, $13.3 million borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program.
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
        In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge the Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. In addition, in January 2007, we initiated an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in connection with the Inamed acquisition. As of March 30, 2007, we recorded cumulative pre-tax restructuring and integration charges of $39.2 million and $1.6 million of income tax costs related to intercompany transfers of trade businesses and net assets. We currently estimate that the total pre-tax charges resulting from the restructurings, including integration and transition costs, will be between $67.0 million and $83.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $20.0 million to $25.0 million, primarily related to the integration of information systems, and to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.
        In connection with our January 2007 Cornéal acquisition, we initiated an integration plan to merge the Cornéal facial aesthetics business operations with our operations. As of March 30, 2007, we have recorded pre-tax integration costs of $3.5 million. We expect to record up to an additional $3.5 million in total pretax integration and transition charges related to the integration of Cornéal’s facial aesthetics business operations up through and including the second quarter of 2008.
        We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.

ALLERGAN, INC.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
        In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates and interest rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes.
        To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor our interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our underlying interest rate and foreign currency exposures, from an accounting and economic perspective.
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
        In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principal amount 2016 Notes issued in April 2006. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 30, 2007, the remaining unrecognized gain, net of tax, of $7.1 million is recorded as a component of accumulated other comprehensive loss.
        On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At March 30, 2007, the fair value of $5.0 million of the interest rate swap is included in “Investments and other assets” and an offsetting $5.0 million credit is included in “Long-term debt” as a fair value adjustment in the accompanying unaudited condensed consolidated balance sheet. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. The adjustment of interest expense in the three month period ended March 30, 2007 is immaterial.
        At March 30, 2007, we had approximately $59.5 million of variable rate debt compared to $102.0 million of variable rate debt at December 31, 2006. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of our interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.6 million.

     The tables below present information about certain of our investment portfolio and our debt obligations at March 30, 2007 and December 31, 2006.

	March 30, 2007
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Repurchase Agreements	$140.0	$—	$—	$—	$—	$—	$140.0	$140.0
Weighted Average Interest Rate	5.37%	—	—	—	—	—	5.37%
Commercial Paper	676.2	—	—	—	—	—	676.2	676.2
Weighted Average Interest Rate	5.28%	—	—	—	—	—	5.28%
Foreign Time Deposits	73.6	—	—	—	—	—	73.6	73.6
Weighted Average Interest Rate	3.89%	—	—	—	—	—	3.89%
Other Cash Equivalents	90.6	—	—	—	—	—	90.6	90.6
Weighted Average Interest Rate	5.37%	—	—	—	—	—	5.37%
Total Cash Equivalents	$980.4	$—	$—	$—	$—	$—	$980.4	$980.4
Weighted Average Interest Rate	5.20%	—	—	—	—	—	5.20%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$33.8	$—	$—	$750.0	$822.9	$1,606.7	$1,659.3
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Fixed Rate (non-US$)	8.8	—	—	—	—	—	8.8	8.8
Weighted Average Interest Rate	4.11%	—	—	—	—	—	4.11%
Other Variable Rate (non-US$)	59.5	—	—	—	—	—	59.5	59.5
Weighted Average Interest Rate	5.41%	—	—	—	—	—	5.41%
Total Debt Obligations (a)	$68.3	$33.8	$—	$—	$750.0	$822.9	$1,675.0	$1,727.6
Weighted Average Interest Rate	5.25%	6.91%	—	—	1.50%	5.84%	3.90%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$5.0
Average Pay Rate	—	—	—	—	—	5.73%	5.73%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at March 30, 2007 include debt obligations of $1,675.0 million and the interest rate swap fair value adjustment of $5.0 million.

	December 31, 2006
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Repurchase Agreements	$130.0	$—	$—	$—	$—	$—	$130.0	$130.0
Weighted Average Interest Rate	5.35%	—	—	—	—	—	5.35%
Commercial Paper	771.0	—	—	—	—	—	771.0	771.0
Weighted Average Interest Rate	5.29%	—	—	—	—	—	5.29%
Foreign Time Deposits	288.6	—	—	—	—	—	288.6	288.6
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
Other Cash Equivalents	138.7	—	—	—	—	—	138.7	138.7
Weighted Average Interest Rate	5.91%	—	—	—	—	—	5.91%
Total Cash Equivalents	$1,328.3	$—	$—	$—	$—	$—	$1,328.3	$1,328.3
Weighted Average Interest Rate	5.03%	—	—	—	—	—	5.03%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$33.5	$—	$—	$750.0	$822.9	$1,606.4	$1,686.7
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Other Variable Rate (non-US$)	102.0	—	—	—	—	—	102.0	102.0
Weighted Average Interest Rate	5.46%	—	—	—	—	—	5.46%
Total Debt Obligations	$102.0	$33.5	$—	$—	$750.0	$822.9	$1,708.4	$1,788.7
Weighted Average Interest Rate	5.46%	6.91%	—	—	1.50%	5.84%	3.93%

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
        From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year.
        We use foreign currency option contracts, which provide for the purchase or sale of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.
        All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
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

        The following table provides information about our foreign currency derivative financial instruments outstanding as of March 30, 2007 and December 31, 2006. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements.

	March 30, 2007		December 31, 2006
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$158.9	1.32	$142.3	1.32
Canadian dollar	3.0	1.17	1.8	1.15
Australian dollar	11.9	0.78	9.1	0.78

	$173.8		$153.2

Estimated fair value	$(2.6)		$(0.7)

Foreign currency sold — put options:
Canadian dollar	$28.5	1.14	$35.0	1.14
Mexican peso	11.1	11.03	14.3	11.00
Australian dollar	17.2	0.78	20.6	0.78
Brazilian real	9.1	2.26	11.7	2.24
Euro	58.3	1.34	73.0	1.34
Japanese yen	7.3	112.46	9.6	113.06
Swedish krona	5.9	6.77	7.7	6.79
Swiss franc	4.8	1.18	6.1	1.18

	$142.2		$178.0

Estimated fair value	$2.2		$3.8

Foreign currency purchased — call options:
U.K. pound	$9.4	1.96	$15.3	1.96

Estimated fair value	$0.1		$0.2

ALLERGAN, INC.
Item 4.  Controls and Procedures
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2007, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     Further, management determined that, as of March 30, 2007, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the potential impact from reporting the Inamed and Cornéal acquisitions, as more fully disclosed in Note 2, Acquisitions, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We are currently in the process of assessing and integrating Inamed’s and Cornéal’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities by December 31, 2007.

ALLERGAN, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
        The information required by this Item is incorporated herein by reference to Note 8, Litigation, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report.
Item 1A. Risk Factors
     The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Medicis Pharmaceutical Corporation began marketing Restylane®, a dermal filler, in January 2004. Through our purchase of Inamed, we acquired the rights to sell a competing dermal filler, Juvéderm™, in the United States, Canada and Australia and Hydrafill™ in certain European countries. Juvéderm™ was approved by the FDA for sale in the United States in June 2006, and we announced nationwide availability of Juvéderm™ in January 2007. We cannot assure you that Juvéderm™ will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.
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
     We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P product. However, pursuant to our March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold. In April 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex Inc. in which it purports to have sought FDA approval to market generic brimonidine 0.10% and 0.15% ophthalmic solutions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        The following table discloses the purchases of our equity securities during the first fiscal quarter of 2007.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
January 1, 2007 to January 31, 2007	0	N/A	0	7,765,124
February 1, 2007 to February 28, 2007	539,100	$114.47	539,100	7,524,656
March 1, 2007 to March 30, 2007	0	N/A	0	7,579,712
Total	539,100	$114.47	539,100	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 9.2 million repurchased shares in our treasury account at any one time. As of March 30, 2007, we held approximately 1.6 million treasury shares under this program.

(2)	The following share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.
Item 3. Defaults Upon Senior Securities
        None.
Item 4. Submission of Matters to a Vote of Security Holders
        None.
Item 5. Other Information
        None.

Item 6. Exhibits
         Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

10.2	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.3	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc. , Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Corneal Laboratories and its subsidiaries

10.4	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005)

10.5	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.6	First Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.7	Second Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.8	Allergan, Inc. Pension Plan (Restated 2005)

10.9	First Amendment to Allergan, Inc. Pension Plan (Restated 2005)

10.10	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005)

10.11	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Amended and Restated effective January 1, 2003)

10.12	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective January 1, 2003)

10.13	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent

10.14	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan

10.15	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.16	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s Nonemployee Director Equity Incentive Plan, as amended

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	ALLERGAN, INC.

/s/ Jeffrey L. Edwards

Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003)

4.1	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

10.2	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.3	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc. , Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Corneal Laboratories and its subsidiaries

10.4	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005)

10.5	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.6	First Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.7	Second Amendment to Allergan, Inc. Employee Savings and Investment Plan (Restated 2005)

10.8	Allergan, Inc. Pension Plan (Restated 2005)

10.9	First Amendment to Allergan, Inc. Pension Plan (Restated 2005)

10.10	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005)

10.11	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Amended and Restated effective January 1, 2003)

10.12	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective January 1, 2003)

10.13	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent

10.14	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan

10.15	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended

10.16	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s Nonemployee Director Equity Incentive Plan, as amended

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350