Form 10-Q
period 2007-09-28
ALLERGAN INC
filed 2007-11-06
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Yes ☐ No ☑
As of October 31, 2007, there were 307,511,888 shares of common stock outstanding (including 540,005 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Revenues
Product net sales	$978.7	$791.7	$2,803.9	$2,193.9
Other revenues	15.0	15.1	44.4	40.3

Total revenues	993.7	806.8	2,848.3	2,234.2

Operating costs and expenses
Cost of sales (excludes amortization of acquired intangible assets)	173.5	167.7	493.4	433.2
Selling, general and administrative	395.6	364.0	1,215.1	975.4
Research and development	164.4	120.4	528.4	930.1
Amortization of acquired intangible assets	28.7	24.9	86.1	54.8
Restructuring charges	11.0	8.6	24.3	17.1

Operating income (loss)	220.5	121.2	501.0	(176.4)

Non-operating income (expense)
Interest income	18.4	12.8	48.6	34.3
Interest expense	(17.5)	(11.9)	(53.5)	(40.2)
Unrealized gain (loss) on derivative instruments, net	0.4	0.2	(1.3)	(1.0)
Gain on investments	—	0.1	—	0.3
Other, net	(10.5)	(1.7)	(15.9)	(7.1)

	(9.2)	(0.5)	(22.1)	(13.7)

Earnings (loss) from continuing operations before income taxes and minority interest	211.3	120.7	478.9	(190.1)
Provision for income taxes	55.3	14.3	138.7	74.0
Minority interest expense	—	—	0.4	0.1

Earnings (loss) from continuing operations	156.0	106.4	339.8	(264.2)

Discontinued operations
Earnings (loss) from discontinued operations, net of applicable income tax expense (benefit) of $0.8 million and $(0.4) million for the three and nine month periods ended September 28, 2007, respectively	1.4	—	(0.8)	—
Gain on sale of discontinued operations, net of applicable income tax expense of $0.9 million	—	—	—	—

Discontinued operations	1.4	—	(0.8)	—

Net earnings (loss)	$157.4	$106.4	$339.0	$(264.2)

Basic earnings (loss) per share:
Continuing operations	$0.51	$0.35	$1.11	$(0.91)
Discontinued operations	—	—	—	—

Net basic earnings (loss) per share	$0.51	$0.35	$1.11	$(0.91)

Diluted earnings (loss) per share:
Continuing operations	$0.50	$0.35	$1.10	$(0.91)
Discontinued operations	0.01	—	—	—

Net diluted earnings (loss) per share	$0.51	$0.35	$1.10	$(0.91)

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 28,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and equivalents	$1,413.3	$1,369.4
Trade receivables, net	478.3	386.9
Inventories	202.5	168.5
Other current assets	322.6	205.5

Total current assets	2,416.7	2,130.3
Investments and other assets	175.5	148.2
Property, plant and equipment, net	637.6	611.4
Goodwill	1,961.8	1,833.6
Intangibles, net	1,105.9	1,043.6

Total assets	$6,297.5	$5,767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$39.6	$102.0
Accounts payable	187.8	142.4
Accrued compensation	122.2	124.8
Other accrued expenses	289.3	235.2
Income taxes	4.6	53.7

Total current liabilities	643.5	658.1
Long-term debt	827.8	856.4
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	129.7	84.8
Other liabilities	338.5	273.2
Commitments and contingencies	—	—
Minority interest	1.9	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of September 28, 2007 and December 31, 2006	3.1	3.1
Additional paid-in capital	2,422.2	2,358.0
Accumulated other comprehensive loss	(88.1)	(127.4)
Retained earnings	1,303.1	1,065.7

	3,640.3	3,299.4
Less — treasury stock, at cost (610,000 shares as of September 28, 2007 and 2,974,000 shares as of December 31, 2006, respectively)	(34.2)	(156.3)

Total stockholders’ equity	3,606.1	3,143.1

Total liabilities and stockholders’ equity	$6,297.5	$5,767.1

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine months ended
	September 28,	September 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings (loss) from continuing operations	$339.8	$(264.2)
Non-cash items included in earnings (loss) from continuing operations:
In-process research and development charge	72.0	579.3
Depreciation and amortization	155.6	108.6
Settlement of a pre-existing distribution agreement in a business combination	2.3	—
Amortization of original issue discount and debt issuance costs	3.5	8.7
Amortization of net realized gain on interest rate swap	(0.6)	(0.6)
Deferred income tax benefit	(30.3)	(7.0)
Loss on disposal of fixed assets and investments	4.2	3.1
Unrealized loss on derivative instruments	1.3	1.0
Expense of share-based compensation plans	60.2	48.0
Minority interest expense	0.4	0.1
Restructuring charge	24.3	17.1
Changes in assets and liabilities:
Trade receivables	(68.4)	(70.3)
Inventories	(12.6)	35.6
Other current assets	(8.5)	19.9
Other non-current assets	(11.2)	1.3
Accounts payable	34.3	6.3
Accrued expenses	12.2	18.5
Income taxes	(27.2)	(17.2)
Other liabilities	26.5	22.5

Net cash provided by continuing operations	577.8	510.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(312.9)	(1,328.6)
Issuance of note receivable	(74.8)	—
Additions to property, plant and equipment	(73.6)	(73.4)
Additions to capitalized software	(18.7)	(13.1)
Additions to intangible assets	(5.0)	(11.0)
Proceeds from sale of business	16.7	—
Proceeds from sale of property, plant and equipment	8.9	3.3
Proceeds from sale of investments	—	0.6

Net cash used in investing activities	(459.4)	(1,422.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(45.6)	(43.3)
Debt issuance costs	—	(19.7)
Repayments of convertible borrowings	—	(521.9)
Payments to acquire treasury stock	(61.7)	(307.8)
Net repayments of notes payable	(105.5)	(139.5)
Bridge credit facility borrowings	—	825.0
Bridge credit facility repayments	—	(825.0)
Proceeds from issuance of senior notes	—	797.7
Proceeds from issuance of convertible senior notes	—	750.0
Sale of stock to employees	110.3	118.1
Net proceeds from settlement of interest rate swap	—	13.0
Excess tax benefits from share-based compensation	25.1	27.9

Net cash (used in) provided by financing activities	(77.4)	674.5

Cash flow used in discontinued operations	(5.4)	—
Effect of exchange rate changes on cash and equivalents	8.3	2.3

Net increase (decrease) in cash and equivalents	43.9	(234.7)
Cash and equivalents at beginning of period	1,369.4	1,296.3

Cash and equivalents at end of period	$1,413.3	$1,061.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of capitalization)	$32.3	$6.0

Income taxes, net of refunds	$166.5	$115.5

     On February 22, 2007, the Company completed the acquisition of EndoArt SA for approximately $97.1 million in cash, net of cash acquired. In connection with the EndoArt SA acquisition, the Company acquired assets with a fair value of $101.9 million and assumed liabilities of $4.8 million.
     On January 2, 2007, the Company completed the acquisition of Groupe Cornéal Laboratoires for $215.8 million in cash, net of cash acquired. In connection with the Groupe Cornéal Laboratoires acquisition, the Company acquired assets with a fair value of $288.5 million and assumed liabilities of $79.4 million.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 28, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).
   Reclassifications
     Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Beginning with the second fiscal quarter of 2006, the Company reports amortization of acquired intangible assets on a separate line in its statements of operations. Previously, amortization of intangible assets was reported in cost of sales, selling, general and administrative (SG&A) expenses, and research and development (R&D) expenses. Intangible asset amortization for the nine month period ended September 29, 2006 includes a total reclassification of $5.1 million, representing the reclassification of $4.3 million, $0.1 million and $0.7 million from cost of sales, SG&A expenses, and R&D expenses, respectively, previously reported for the three month period ended March 31, 2006.
   Common Stock Split
     On June 22, 2007, the Company completed a two-for-one stock split of its common stock. The stock split was structured in the form of a 100% stock dividend and was paid to stockholders of record on June 11, 2007.
     All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.
   Recently Adopted Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires the recognition of the over-funded or under-funded status of a defined benefit pension and other postretirement plan as an asset or liability, respectively, in the balance sheet, the recognition of changes in that funded status through other comprehensive income in the year in which the changes occur, and the measurement of a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. The Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158 during the fourth fiscal quarter of 2006. The Company currently expects to adopt in the fourth fiscal quarter of 2008 the provisions of SFAS No. 158 relating to the change in measurement date, which is not expected to have a material impact on the Company’s consolidated financial statements.
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
   New Accounting Standards Not Yet Adopted
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future R&D activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a material impact on the Company’s consolidated financial statements.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 2: Acquisitions
   Cornéal Acquisition
     On January 2, 2007, the Company purchased all of the outstanding common stock of Groupe Cornéal Laboratoires (Cornéal), a privately held healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic products, for an aggregate purchase price of approximately $209.1 million, net of $2.3 million effectively paid in connection with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle a pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvéderm™ in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm™, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.
     The following table summarizes the components of the Cornéal purchase price:

(in millions)
Cash consideration, net of cash acquired	$212.0
Transaction costs	3.8

Cash paid	215.8
Less relief from a previously existing third-party payable	(4.4)
Less settlement of a pre-existing distribution agreement	(2.3)

$209.1

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
     The Company believes the fair values assigned to the Cornéal assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the estimated fair values of the net assets acquired:

(in millions)
Current assets	$38.9
Property, plant and equipment	19.8
Identifiable intangible assets	115.7
Goodwill	112.6
Other non-current assets	1.5
Accounts payable and accrued liabilities	(19.3)
Current portion of long-term debt	(11.6)
Deferred tax liabilities — non-current	(45.9)
Other non-current liabilities	(2.6)

$209.1

     The Company’s fair value estimates for the Cornéal purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
   In-process Research and Development
     In conjunction with the Cornéal acquisition, the Company determined that the R&D efforts related to Cornéal products did not give rise to identifiable in-process research and development assets with anticipated future economic value that could be reasonably estimated.

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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
     As of the EndoArt acquisition date, the EASYBAND® Remote Adjustable Gastric Band System was expected to be approved by the FDA in 2011. Additional R&D expenses needed prior to expected FDA approval are expected to range from $20 million to $25 million. This range represents management’s best estimate as to the additional R&D expenses required to obtain FDA approval to market the product in the United States. Remaining efforts will be focused on completing discussions with the FDA regarding study design and performing a future clinical trial to pursue a premarket approval in the United States.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
     Unaudited pro forma operating results for the Company, assuming the Inamed acquisition occurred on January 1, 2006 and excluding any pro forma charges for in-process research and development, inventory fair value adjustments and Inamed share-based compensation expense in 2006 and transaction costs are as follows:

	Three months ended	Nine months ended
	September 29,	September 29,
(in millions, except per share amounts)	2006	2006
Product net sales	$791.7	$2,293.3
Total revenues	$806.8	$2,333.6
Net earnings	$123.6	$334.9
Basic earnings per share	$0.41	$1.11
Diluted earnings per share	$0.41	$1.09
     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2006, or the results that may be achieved in the future.
Note 3: Discontinued Operations
     On July 2, 2007, the Company completed the sale of the ophthalmic surgical device business that it acquired as a part of the Cornéal acquisition in January 2007, for net cash proceeds of $29.6 million. The net assets of the disposed business consisted of current assets of $22.9 million, non-current assets of $10.0 million and current liabilities of $4.2 million. In conjunction with the sale, the Company recognized income tax expense of $0.9 million, resulting in no net gain or loss on the disposal of the business.
     The following amounts related to the ophthalmic surgical device business have been segregated from continuing operations and reported as discontinued operations through the date of disposition. The Company did not account for its ophthalmic surgical device business as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the business operated as a stand-alone entity. The financial information for the Company’s discontinued operations includes allocations of certain expenses to the ophthalmic surgical device business. These amounts have been allocated to the Company’s discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, the ophthalmic surgical device business.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table sets forth, for the periods indicated, selected financial data of the Company’s discontinued operations. There were no comparable amounts for the corresponding periods in 2006.
   Selected Financial Data for Discontinued Operations

	Three months ended	Nine months ended
	September 28,	September 28,
	2007	2007
	(in millions)
Net sales	$—	$20.0

Earnings (loss) from discontinued operations before income taxes	$2.2	$(1.2)
Net earnings (loss) from discontinued operations	$1.4	$(0.8)
     The earnings from discontinued operations before income taxes of $2.2 million in the three month period ended September 28, 2007 primarily relate to an adjustment to the estimated fair value of ophthalmic surgical inventory associated with the Cornéal acquisition.
Note 4: Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses
   Restructuring and Integration of Cornéal Operations
     In connection with the January 2007 Cornéal acquisition, the Company initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with the Company’s operations. Specifically, the restructuring and integration activities involve moving key business functions to Company locations, integrating Cornéal’s distributor operations with the Company’s existing distribution network and integrating Cornéal’s information systems with the Company’s information systems. The Company currently estimates that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $37.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 19 positions, principally general and administrative positions at Cornéal locations. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $5.0 million to $7.0 million. Estimated charges include estimates for contract termination costs, including the termination of duplicative distribution arrangements. Contract termination costs are expected to total approximately $16.0 million to $21.0 million.
     The Company began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expects to continue to incur costs up through and including the second quarter of 2008. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the three and nine month periods ended September 28, 2007, the Company recorded $11.2 million and $13.2 million, respectively, related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 28, 2007, the Company recorded $1.3 million of integration and transition costs associated with the Cornéal integration, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the nine month period ended September 28, 2007, the Company recorded $6.9 million of integration and transition costs, consisting of $0.1 million in cost of sales and $6.8 million in SG&A expenses.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table presents the cumulative restructuring activities related to the Cornéal operations during the nine month period ended September 28, 2007:

	Employee	Contract Termination
	Severance	Costs	Total
	(in millions)
Net charge during the nine month period ended September 28, 2007	$4.9	$8.3	$13.2
Spending	—	(2.9)	(2.9)

Balance at September 28, 2007 (included in “Other accrued expenses”)	$4.9	$5.4	$10.3

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
     The Company has incurred, and anticipates that it will continue to incur, charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the Inamed restructuring. The Company currently estimates that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $47.0 million and $57.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, the Company expects to incur capital expenditures of approximately $15.0 million to $20.0 million, primarily related to the integration of information systems. The Company also expects to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 60 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the end of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $8.0 million to $10.0 million. Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distribution arrangements. Contract and lease termination costs are expected to total approximately $13.0 million to $17.0 million. The Company began to record these costs in the second quarter of 2006 and expects to continue to incur them up through and including the fourth quarter of 2007.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     As of September 28, 2007, the Company has recorded cumulative pre-tax restructuring charges of $23.4 million, cumulative pre-tax integration and transition costs of $25.1 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. During the three and nine month periods ended September 28, 2007, the Company recorded a $0.3 million restructuring charge reversal and $9.9 million of restructuring charges, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 28, 2007, the Company recorded $0.8 million of integration and transition costs associated with the Inamed integration, consisting of $0.1 million in cost of sales and $0.7 million in SG&A expenses. During the nine month period ended September 28, 2007, the Company recorded $4.4 million of integration and transition costs, consisting of $0.1 million in cost of sales and $4.3 million in SG&A expenses.
     During the three and nine month periods ended September 29, 2006, the Company recorded pre-tax restructuring charges of $6.4 million and $8.1 million, respectively, related to restructuring the former Inamed operations. For the three month period ended September 29, 2006, the Company recorded $5.1 million of integration and transition costs associated with the Inamed integration, consisting of $0.2 million in cost of sales and $4.9 million in SG&A expenses. For the nine month period ended September 29, 2006, the Company recorded $15.5 million of integration and transition costs associated with the Inamed integration, consisting of $0.7 million in cost of sales, $14.6 million in SG&A expenses and $0.2 million in R&D expenses. During the three month period ended September 29, 2006, the Company also paid $0.8 million for income tax costs related to intercompany transfers of trade businesses and net assets, which the Company included in its provision for income taxes.
     The following table presents the cumulative restructuring activities related to the Inamed operations through September 28, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
	(in millions)
Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during the nine month period ended September 28, 2007	3.4	6.5	9.9
Spending	(4.1)	(9.1)	(13.2)

Balance at September 28, 2007 (included in “Other accrued expenses”)	$3.3	$2.3	$5.6

   Restructuring and Streamlining of European Operations
     Effective January 2005, the Company’s Board of Directors approved the initiation and implementation of a restructuring of certain activities related to the Company’s European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for the Company’s European R&D and commercial activities. Specifically, the restructuring involved moving key European R&D and select commercial functions from the Company’s Mougins, France and other European locations to the Company’s Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and streamlining functions in the Company’s European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
     As of December 31, 2006, the Company substantially completed all activities related to the restructuring and streamlining of its European operations. As of December 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the nine month period ended September 28, 2007, the Company recorded an additional $1.0 million of restructuring charges for an abandoned leased facility related to its European operations. During the three and nine month periods ended September 29, 2006, the Company recorded $2.0 million and $8.1 million, respectively, of restructuring charges related to its European operations. As of September 28, 2007, remaining accrued expenses of $6.6 million for restructuring charges related to the restructuring and streamlining of the Company’s European operations are included in “Other accrued expenses” and “Other liabilities” in the amount of $3.1 million and $3.5 million, respectively.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     Additionally, as of December 31, 2006, the Company has incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes in connection with the European restructuring activities. For the three month period ended September 29, 2006, the Company recorded $0.3 million of transition and duplicate operating expenses, consisting of $0.2 million in SG&A expenses and $0.1 million in R&D expenses. For the nine month period ended September 29, 2006, the Company recorded $2.8 million of transition and duplicate operating expenses, consisting of $2.3 million in SG&A expenses and $0.5 million in R&D expenses. Additionally, during the nine month period ended September 29, 2006, the Company recorded a $3.4 million loss related to the sale of its Mougins, France facility, which was included in SG&A expenses. There were no transition and duplicate operating expenses related to the restructuring and streamlining of the Company’s European operations recorded in the first nine months of 2007.
   Other Restructuring Activities
     Included in the third quarter and first nine months of 2007 are $0.1 million and $0.2 million, respectively, of restructuring charges related to the Company’s February 2007 EndoArt acquisition. Included in the third quarter and first nine months of 2006 are $0.2 million and $1.3 million, respectively, of restructuring charges related to the scheduled June 2005 termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, which the Company spun-off in June 2002. Also included in the first nine months of 2006 is a $0.4 million restructuring charge reversal related to the streamlining of the Company’s operations in Japan.
Note 5: Intangibles and Goodwill
     At September 28, 2007 and December 31, 2006, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:
Intangibles

	September 28, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$887.6	$(88.9)	14.8	$796.4	$(39.9)	15.4
Customer relationships	42.3	(20.6)	3.1	42.3	(10.3)	3.1
Licensing	154.7	(58.6)	8.0	149.4	(44.2)	8.0
Trademarks	28.1	(9.6)	6.4	23.5	(5.7)	6.5
Core technology	190.8	(20.8)	15.2	142.6	(11.4)	15.8

	1,303.5	(198.5)	13.4	1,154.2	(111.5)	13.9

Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,304.4	$(198.5)		$1,155.1	$(111.5)

     Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Inamed, Cornéal and EndoArt acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. The increase in developed technology, trademarks and core technology at September 28, 2007 compared to December 31, 2006

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
is primarily due to the Cornéal and EndoArt acquisitions. The increase in licensing assets is primarily due to a milestone payment incurred in 2007 related to expected annual Restasis® net sales.
     The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 28, 2007 and September 29, 2006, respectively:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Developed technology	$16.3	$13.3	$48.7	$26.6
Customer relationships	3.4	3.5	10.2	6.9
Licensing	4.7	4.7	14.4	13.9
Trademarks	1.2	1.1	3.6	2.3
Core technology	3.1	2.3	9.2	5.1

	$28.7	$24.9	$86.1	$54.8

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
     Estimated amortization expense is $115.6 million for 2007, $114.1 million for 2008, $103.9 million for 2009, $99.7 million for 2010 and $93.2 million for 2011.
   Goodwill

	September 28,	December 31,
	2007	2006
	(in millions)
Specialty Pharmaceuticals	$10.0	$9.4
Medical Devices	1,951.8	1,824.2

	$1,961.8	$1,833.6

     Goodwill related to the Inamed, Cornéal and EndoArt acquisitions are reflected in the Medical Devices balance above.
Note 6: Inventories
     Components of inventories were:

	September 28,	December 31,
	2007	2006
	(in millions)
Finished products	$123.7	$107.1
Work in process	40.5	31.2
Raw materials	38.3	30.2

Total	$202.5	$168.5

     At September 28, 2007, approximately $12.2 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.
Note 7: Income Taxes
     The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in the United States and other jurisdictions, and deductions available in the United States for

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
domestic production activities. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as the Company’s mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts operations. The Company recognizes interest on income taxes payable as interest expense and penalties related to income taxes payable as income tax expense in its consolidated statements of operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
     Valuation allowances against deferred tax assets were $26.6 million and $20.8 million at September 28, 2007 and December 31, 2006, respectively. Changes in the valuation allowances are generally a component of the estimated annual effective tax rate. The increase in the amount of valuation allowances at September 28, 2007 compared to December 31, 2006 is primarily due to the EndoArt acquisition.
     In the first fiscal quarter of 2007, the Company adopted FIN 48, which resulted in an increase in total income taxes payable of $2.8 million and interest payable of $0.5 million and a decrease in total deferred tax assets of $1.0 million and beginning retained earnings of $4.3 million. In addition, the Company reclassified $27.0 million of net unrecognized tax benefit liabilities from current to non-current liabilities. The Company’s total unrecognized tax benefit liabilities recorded under FIN 48 as of the date of adoption were $61.7 million, including $37.1 million of uncertain tax positions that were previously recognized as income tax expense and $18.7 million relating to uncertain tax positions of acquired subsidiaries that existed at the time of acquisition. Total interest accrued on income taxes payable was $7.6 million as of the date of adoption and no income tax penalties were recorded. There have been no material changes in the Company’s total unrecognized tax benefit liabilities as of September 28, 2007.
     The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, AMT credits and transfer pricing may decrease by approximately $25.9 million due to the settlement of a U.S. Internal Revenue Service (IRS) tax audit.
     The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. At December 31, 2006, the Company had approximately $725.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.
Note 8: Share-Based Compensation
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
     For the three and nine month periods ended September 28, 2007 and September 29, 2006, share-based compensation expense was as follows:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of sales	$1.3	$1.0	$4.3	$3.4
Selling, general and administrative	13.6	11.0	41.3	32.8
Research and development	4.1	4.0	14.6	11.8

Pre-tax share-based compensation expense	19.0	16.0	60.2	48.0
Income tax benefit	7.6	5.7	22.3	17.2

Net share-based compensation expense	$11.4	$10.3	$37.9	$30.8

     As of September 28, 2007, total compensation cost related to non-vested stock options and restricted stock not yet recognized was $128.1 million, which is expected to be recognized over the next 48 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible.
Note 9: Employee Retirement and Other Benefit Plans
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     Components of net periodic benefit cost for the three and nine month periods ended September 28, 2007 and September 29, 2006, respectively, were as follows:

	Three months ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$6.2	$5.7	$0.7	$0.7
Interest cost	7.6	6.9	0.5	0.4
Expected return on plan assets	(9.1)	(8.0)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.1)
Plans acquired in business combination	—	—	—	—
Recognized net actuarial loss	2.8	3.2	—	—

Net periodic benefit cost	$7.5	$7.8	$1.0	$1.0

	Nine months ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$18.8	$17.1	$2.1	$2.2
Interest cost	23.2	20.5	1.5	1.3
Expected return on plan assets	(27.7)	(24.2)	—	—
Amortization of prior service cost	—	—	(0.6)	(0.4)
Plans acquired in business combination	0.5	—	—	—
Recognized net actuarial loss	8.6	9.7	—	—

Net periodic benefit cost	$23.4	$23.1	$3.0	$3.1

     In the nine months ended September 28, 2007, the Company recorded $0.5 million in pension expense to recognize the pension liability of two non-U.S. defined benefit pension plans acquired in connection with the Inamed acquisition that were determined to be material during the period. In 2007, the Company expects to contribute between $20.0 million and $21.0 million to its U.S. and non-U.S. pension plans and between $0.8 million and $0.9 million to its other postretirement plan.
Note 10: Litigation
     The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2007.
     In June 2001, after receiving paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Apotex, Inc. indicating that Apotex had filed an Abbreviated New Drug Application (ANDA) with the FDA for a generic form of Acular®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the Acular® patent, filed a lawsuit entitled “Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. Following a trial, the court entered final judgment in the Company’s favor in January 2004, holding that the patent at issue is valid, enforceable and infringed by Apotex’s proposed generic drug. Following an appeal by Apotex, the United States Court of Appeals for the Federal Circuit issued an opinion in May 2005 affirming the lower court’s ruling on inequitable conduct and claim construction and reversing and remanding the issue of obviousness. On remand, in June 2006, the district court ruled that the defendants’ ANDA infringes U.S. Patent No. 5,110,493 (the ‘“493 patent”), which is owned by Syntex and licensed by Allergan, and that the patent is valid and enforceable. The district court further ruled that the effective date of any approval of the defendants’ ANDA may not occur before the patent expires in 2009 and that the defendants, and all persons and entities acting in concert with them, are enjoined from making any preparations to make, sell, or offer for sale ketorolac tromethamine ophthalmic solution 0.5% in the United States. In April 2007,

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the United States Court of Appeals for the Federal Circuit affirmed the district court’s ruling in all respects and entered a Judgment Per Curiam. Apotex filed a Motion to Recall and Stay the Mandate and a Combined Petition for Panel Rehearing and Rehearing En Banc with the United States Court of Appeals for the Federal Circuit, which motion was denied. On July 9, 2007, Apotex filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On October 1, 2007, the Supreme Court of the United States denied Apotex’s Petition for Writ of Certiorari. In June 2001, the Company filed a separate lawsuit in Canada against Apotex similarly relating to a generic version of Acular®. On April 27, 2007, the court set a trial date in the Canadian lawsuit for February 2, 2009.
     In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of the ‘493 patent, filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the United States District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the ‘493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The Company and Roche moved for summary judgment. On September 11, 2007, the court granted the Company and Roche’s motion for summary judgment. On September 26, 2007, Apotex filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit.
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
     In May 2007, the Company filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the Company’s motion took place on July 26, 2007. On August 20, 2007, the panel granted the Company’s motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action.
     On October 18, 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to the Company and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Inamed Related Litigation Matters Assumed in the Company’s Acquisition of Inamed
     In connection with its purchase of Collagen Aesthetics, Inc. (Collagen) in September 1999, the Company’s subsidiary, Inamed, assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implants to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.
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
     A Spanish consumer union has commenced a single action in the Madrid district court in which the consumer union, Avinesa, alleges that it represents 38 Spanish Trilucent explantees. To date, approximately 65 women in Spain have commenced individual legal proceedings in court against Inamed, of which approximately 4 were still pending as of September 28, 2007. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 (approximately $78,000) award issued by the lower court. While this ruling was a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling. In 2006, the Company settled nine Spanish litigated matters; the average compensation paid per case was under €12,000 (approximately $16,000).

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     As of September 28, 2007, the Company had an accrual for future Trilucent claims, costs, and expenses of $2.7 million.
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
Note 11: Guarantees
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Note 12: Product Warranties
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
     The following table provides a reconciliation of the change in estimated product warranty liabilities through September 28, 2007:

(in millions)
Balance at December 31, 2006	$24.8
Provision for warranties issued during the period	5.5
Settlements made during the period	(3.7)

Balance at September 28, 2007	$26.6

Current portion	$6.3
Non-current portion	20.3

Total	$26.6

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 13: Earnings Per Share
     The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net earnings (loss):
Earnings (loss) from continuing operations	$156.0	$106.4	$339.8	$(264.2)
Earnings (loss) from discontinued operations	1.4	—	(0.8)	—

Net earnings (loss)	$157.4	$106.4	$339.0	$(264.2)

Weighted average number of shares issued	305.9	301.8	304.9	290.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	3.4	3.3	3.4	—

Diluted shares	309.3	305.1	308.3	290.7

Basic earnings (loss) per share:
Continuing operations	$0.51	$0.35	$1.11	$(0.91)
Discontinued operations	—	—	—	—

Net basic earnings (loss) per share	$0.51	$0.35	$1.11	$(0.91)

Diluted earnings (loss) per share:
Continuing operations	$0.50	$0.35	$1.10	$(0.91)
Discontinued operations	0.01	—	—	—

Net diluted earnings (loss) per share	$0.51	$0.35	$1.10	$(0.91)

     For the three and nine month periods ended September 28, 2007, options to purchase 3.9 million and 7.6 million shares of common stock at exercise prices ranging from $49.94 to $64.43 and $48.07 to $64.43 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and nine month periods ended September 28, 2007, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.
     For the three month period ended September 29, 2006, options to purchase 5.1 million shares of common stock at exercise prices ranging from $44.63 to $63.76 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and nine month periods ended September 29, 2006, as the Company’s average stock price for the respective periods was less than the conversion price of the notes. Stock options outstanding during the nine month period ended September 29, 2006 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive. Options to purchase 21.7 million shares of common stock at exercise prices ranging from $6.50 to $63.76 per share were outstanding as of September 29, 2006. Additionally, for the nine month period ended September 29, 2006, the effect of approximately 2.2 million common shares related to the Company’s Zero Coupon Convertible Senior Notes due 2022 was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be antidilutive.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 14: Comprehensive Income (Loss)
     The following table summarizes the components of comprehensive income (loss) for the three and nine month periods ended September 28, 2007 and September 29, 2006:

	Three months ended
(in millions)	September 28, 2007			September 29, 2006
		Tax			Tax
	Before-tax	(Expense)	Net-of-tax	Before-tax	(Expense)	Net-of-tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign currency translation adjustments	$22.7	$—	$22.7	$(0.7)	$—	$(0.7)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding gain on available-for-sale securities	0.3	(0.1)	0.2	0.2	(0.1)	0.1

Other comprehensive income (loss)	$22.7	$—	22.7	$(0.8)	$—	(0.8)

Net earnings			157.4			106.4

Total comprehensive income			$180.1			$105.6

	Nine months ended
(in millions)	September 28, 2007			September 29, 2006
		Tax			Tax
	Before-tax	(Expense)	Net-of-tax	Before-tax	(Expense)	Net-of-tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign currency translation adjustments	$38.3	$—	$38.3	$13.1	$—	$13.1
Deferred holding gains on derivatives designated as cash flow hedges	—	—	—	13.0	(5.1)	7.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.0)	0.4	(0.6)	(0.6)	0.2	(0.4)
Unrealized holding gain (loss) on available-for-sale securities	2.7	(1.1)	1.6	(0.8)	0.3	(0.5)

Other comprehensive income	$40.0	$(0.7)	39.3	$24.7	$(4.6)	20.1

Net earnings (loss)			339.0			(264.2)

Total comprehensive income (loss)			$378.3			$(244.1)

Note 15: Business Segment Information
     Through the first fiscal quarter of 2006, the Company operated its business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning with the second fiscal quarter of 2006, the Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and cosmetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; the LAP-BAND® System designed to treat severe and morbid obesity and the BIB™ System for the treatment of obesity. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Operating Segments

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$783.9	$675.4	$2,246.8	$1,949.3
Medical devices	194.8	116.3	557.1	244.6

Total product net sales	978.7	791.7	2,803.9	2,193.9
Other corporate and indirect revenues	15.0	15.1	44.4	40.3

Total revenues	$993.7	$806.8	$2,848.3	$2,234.2

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Operating income (loss):
Specialty pharmaceuticals	$277.1	$235.6	$751.2	$641.9
Medical devices	52.8	36.7	163.9	88.6

Total segments	329.9	272.3	915.1	730.5
General and administrative expenses, other indirect costs and other adjustments	74.9	122.9	247.8	271.4
In-process research and development	—	—	72.0	579.3
Amortization of acquired intangible assets (a)	23.5	19.6	70.0	39.1
Restructuring charges	11.0	8.6	24.3	17.1

Total operating income (loss)	$220.5	$121.2	$501.0	$(176.4)

(a)	Represents amortization of identifiable intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
     Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 65.4% and 68.1% of the Company’s total consolidated product net sales for the three month periods ended September 28, 2007 and September 29, 2006, respectively, and 65.7% and 67.6% of the Company’s total consolidated product net sales for the nine month periods ended September 28, 2007 and September 29, 2006, respectively.
     Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended September 28, 2007 and September 29, 2006 were 11.0% and 11.8% of the Company’s total consolidated product net sales, respectively, and 11.2% and 13.3% of the Company’s total consolidated product net sales for the nine month periods ended September 28, 2007 and September 29, 2006, respectively. Sales to Cardinal Healthcare for the three month periods ended September 28, 2007 and September 29, 2006 were 11.0% and 13.9% of the Company’s total consolidated product net sales, respectively, and 11.2% and 13.5% of the Company’s total consolidated product net sales for the nine month periods ended September 28, 2007 and September 29, 2006, respectively. No other country or single customer generates over 10% of total product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.
     Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Product Net Sales by Product Line

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$457.7	$403.4	$1,292.1	$1,144.5
Botox®/Neuromodulators	296.7	237.7	872.0	709.1
Skin Care	29.5	34.3	82.7	95.7

Total Specialty Pharmaceuticals	783.9	675.4	2,246.8	1,949.3

Medical Devices:
Breast Aesthetics	69.7	54.1	217.8	118.7
Obesity Intervention	74.0	47.1	195.9	92.9
Facial Aesthetics	49.3	15.1	141.6	33.0

Core Medical Devices	193.0	116.3	555.3	244.6
Other	1.8	—	1.8	—

Total Medical Devices	194.8	116.3	557.1	244.6

Total product net sales	$978.7	$791.7	$2,803.9	$2,193.9

  Geographic Information
Product Net Sales by Geographic Region

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
United States	$638.3	$538.0	$1,836.4	$1,480.0
Europe	190.4	137.7	559.8	399.9
Latin America	59.4	46.4	157.8	122.0
Asia Pacific	52.4	39.8	140.8	106.7
Other	36.1	28.2	103.8	82.5

	976.6	790.1	2,798.6	2,191.1
Manufacturing operations	2.1	1.6	5.3	2.8

Total product net sales	$978.7	$791.7	$2,803.9	$2,193.9

Long-Lived Assets

	September 28,	December 31,
	2007	2006
	(in millions)
United States	$2,912.5	$2,986.4
Europe	296.3	16.0
Latin America	22.1	18.7
Asia Pacific	6.9	6.6
Other	0.1	0.2

	3,237.9	3,027.9
Manufacturing operations	299.9	279.8
General corporate	214.2	215.3

Total	$3,752.0	$3,523.0

     The increase in long-lived assets at September 28, 2007 compared to December 31, 2006 was primarily due to the Company’s 2007 Cornéal and EndoArt acquisitions. Long-lived assets related to the Cornéal and EndoArt acquisitions, including goodwill and intangible assets, are reflected in the Europe balance above. Goodwill and intangible assets related to the Inamed acquisition are reflected in the United States balance above.
Note 16: Subsequent Event
       On October 16, 2007, the Company completed the acquisition of Esprit Pharma Holding Company, Inc. (Esprit), pursuant to an Agreement and Plan of Merger, dated as of September 18, 2007 (Merger Agreement), by and among the Company, Esmeralde Acquisition, Inc., a wholly-owned subsidiary of the Company (Merger Sub), Esprit

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
and the Escrow Participants’ Representative named in the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was merged with and into Esprit, with Esprit surviving and becoming a wholly-owned subsidiary of the Company. The acquisition of Esprit will provide the Company with a dedicated urologics product line within its specialty pharmaceuticals segment. Upon the terms set forth in the Merger Agreement, the Company paid an aggregate of $370 million in cash, minus Esprit’s debt and certain transaction compensation and expenses, for all of the outstanding equity securities of Esprit. In addition, the Company repaid all of Esprit’s outstanding debt at the date of acquisition. The acquisition consideration was all cash, funded from current cash and equivalent balances.
     As of September 28, 2007, the Company had a note receivable from Esprit in the amount of $74.8 million, which is included in “Other current assets”. At the date of acquisition, Esprit’s debt included a note payable to the Company for $74.8 million plus accrued interest, which effectively reduced the cash consideration paid by the Company at closing.

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This financial review presents our operating results for the three and nine month periods ended September 28, 2007 and September 29, 2006, and our financial condition at September 28, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 28, 2007 and our audited consolidated financial statements and related notes for the year ended December 31, 2006.
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
     We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.8 million and $2.3 million at September 28, 2007 and December 31, 2006, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2007 and the third quarter of 2006 were $8.7 million and $8.1 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2007 and the first nine months of 2006 were $25.2 million and $23.2 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 28, 2007 and December 31, 2006 were $28.6 million and $20.1 million, respectively. Provisions for sales returns deducted from consolidated sales were $72.5 million and $44.4 million in the third quarter of 2007 and the third quarter of 2006, respectively. Provisions for sales returns deducted from consolidated sales were $224.2 million and $102.4 million in the first nine months of 2007 and the first nine months of 2006, respectively. The increase in the allowance for sales returns at September 28, 2007 compared to December 31, 2006 and the increase in the provision for sales returns in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 were primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

     We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs at September 28, 2007 and December 31, 2006 were $71.0 million and $71.2 million, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $52.0 million and $160.1 million in the third quarter and first nine months of 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $38.9 million and $132.0 million in the third quarter and first nine months of 2006, respectively. The increase in the provisions for sales rebates and other incentive programs in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 is primarily due to an increase in U.S. specialty pharmaceutical sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2007 and 2006, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
   Income Taxes
     The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States and other jurisdictions, and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.
     Valuation allowances against our deferred tax assets were $26.6 million and $20.8 million at September 28, 2007 and December 31, 2006, respectively. Changes in the valuation allowances are recognized in the provision for income taxes as incurred and are generally included as a component of the estimated annual effective tax rate. The increase in the amount of valuation allowances at September 28, 2007 compared to December 31, 2006 is primarily due to our February 2007 acquisition of EndoArt SA, or EndoArt. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts we estimate.
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
     In the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, our policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, we recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. Additionally, we record the recognition and derecognition of tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is met. Due to the inherit risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note 7, Income Taxes, in the financial statements under Item 1(D) of Part I of this report.
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
     On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.1 million, net of cash acquired. On February 22, 2007, we acquired EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. We engaged an independent third-party valuation firm to assist us in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocations may change during the allowable allocation period, which is up to one year from the acquisition dates, if additional information becomes available.
Discontinued Operations
     On July 2, 2007, we completed the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition in January 2007, for net cash proceeds of $29.6 million. The net assets of the disposed business consisted of current assets of $22.9 million, non-current assets of $10.0 million and current liabilities of $4.2 million. In conjunction with the sale, we recognized income tax expense of $0.9 million, resulting in no net gain or loss on the disposal of the business.
     The following amounts related to the ophthalmic surgical device business have been segregated from continuing operations and reported as discontinued operations through the date of disposition. We did not account for our ophthalmic surgical device business as a separate legal entity. Therefore, the following selected financial data for the discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the business operated as a stand-alone entity. The financial information for the discontinued operations includes allocations of certain expenses to the ophthalmic surgical device business. These amounts have been allocated to the discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, the ophthalmic surgical device business.
     The following table sets forth, for the periods indicated, selected financial data of the discontinued operations. There were no comparable amounts for the corresponding periods in 2006.
   Selected Financial Data for Discontinued Operations

	Three months ended	Nine months ended
	September 28,	September 28,
	2007	2007
	(in millions)
Net sales	$—	$20.0

Earnings (loss) from discontinued operations before income taxes	$2.2	$(1.2)
Net earnings (loss) from discontinued operations	$1.4	$(0.8)
     The earnings from discontinued operations before income taxes of $2.2 million in the three month period ended September 28, 2007 primarily relate to an adjustment to the estimated fair value of ophthalmic surgical inventory associated with the Cornéal acquisition.
Continuing Operations
     Headquartered in Irvine, California, we are a technology-driven, global health care company that discovers, develops and commercializes specialty pharmaceutical and medical device products for the ophthalmic, neurological, facial aesthetics, medical dermatological, breast aesthetics, obesity intervention, urologics and other specialty markets. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, dry eye, psoriasis, acne and movement disorders. Additionally, we discover, develop and market medical devices, aesthetic-related pharmaceuticals, and over-the-counter products. Within these areas, we are an innovative leader in saline and silicone gel-filled breast implants, dermal facial fillers and obesity intervention products, therapeutic and other prescription products, and to a limited degree, over-the-counter products that are sold in more than 100 countries around the world. We employ approximately 7,500 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Continuing Operations
     Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and dry eye; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and Botox® for certain therapeutic and aesthetic indications. The medical devices segment produces breast implants for aesthetic augmentation and reconstructive surgery; facial aesthetics products; the LAP-BAND® System designed to treat severe and morbid obesity and the BIB™ System for the treatment of obesity. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.
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

     The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 28, 2007 and September 29, 2006:

	Three months ended
	September 28,	September 29,	Change in Product Net Sales			Percent Change in Product Net Sales
(in millions)	2007	2006	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$457.7	$403.4	$54.3	$42.9	$11.4	13.5%	10.6%	2.9%
Botox/Neuromodulator	296.7	237.7	59.0	52.4	6.6	24.8%	22.0%	2.8%
Skin Care	29.5	34.3	(4.8)	(4.8)	—	(14.0)%	(14.0)%	—%

Total Specialty Pharmaceuticals	783.9	675.4	108.5	90.5	18.0	16.1%	13.4%	2.7%

Medical Devices:
Breast Aesthetics	69.7	54.1	15.6	13.5	2.1	28.8%	25.0%	3.8%
Obesity Intervention	74.0	47.1	26.9	25.8	1.1	57.1%	54.8%	2.3%
Facial Aesthetics	49.3	15.1	34.2	33.6	0.6	226.5%	222.5%	4.0%

Core Medical Devices	193.0	116.3	76.7	72.9	3.8	66.0%	62.7%	3.3%
Other	1.8	—	1.8	1.8	—	N/A	N/A	N/A

Total Medical Devices	194.8	116.3	78.5	74.7	3.8	67.5%	64.2%	3.3%

Total product net sales	$978.7	$791.7	$187.0	$165.2	$21.8	23.6%	20.9%	2.7%

Domestic product net sales	65.4%	68.1%
International product net sales	34.6%	31.9%

Selected Product Sales (a):
Alphagan P, Alphagan and Combigan	$89.8	$80.0	$9.8	$7.4	$2.4	12.2%	9.3%	2.9%
Lumigan and Ganfort	100.4	86.4	14.0	11.2	2.8	16.2%	13.0%	3.2%
Other Glaucoma	3.9	3.4	0.5	0.2	0.3	14.8%	7.3%	7.5%
Restasis	88.2	69.3	18.9	18.9	—	27.3%	27.3%	—%

	Nine months ended
	September 28,	September 29,	Change in Product Net Sales			Percent Change in Product Net Sales
(in millions)	2007	2006	Total	Performance	Currency	Total	Performance	Currency
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,292.1	$1,144.5	$147.6	$119.6	$28.0	12.9%	10.4%	2.5%
Botox/Neuromodulator	872.0	709.1	162.9	146.7	16.2	23.0%	20.7%	2.3%
Skin Care	82.7	95.7	(13.0)	(13.0)	—	(13.6)%	(13.6)%	—%

Total Specialty Pharmaceuticals	2,246.8	1,949.3	297.5	253.3	44.2	15.3%	13.0%	2.3%

Medical Devices:
Breast Aesthetics	217.8	118.7	99.1	94.9	4.2	83.5%	79.9%	3.6%
Obesity Intervention	195.9	92.9	103.0	101.0	2.0	110.9%	108.7%	2.2%
Facial Aesthetics	141.6	33.0	108.6	107.4	1.2	329.1%	325.5%	3.6%

Core Medical Devices	555.3	244.6	310.7	303.3	7.4	127.0%	124.0%	3.0%
Other	1.8	—	1.8	1.8	—	N/A	N/A	N/A

Total Medical Devices	557.1	244.6	312.5	305.1	7.4	127.8%	124.7%	3.1%

Total product net sales	$2,803.9	$2,193.9	$610.0	$558.4	$51.6	27.8%	25.5%	2.3%

Domestic product net sales	65.7%	67.6%
International product net sales	34.3%	32.4%

Selected Product Sales (a):
Alphagan P, Alphagan and Combigan	$244.8	$221.2	$23.6	$17.5	$6.1	10.6%	7.9%	2.7%
Lumigan and Ganfort	284.0	241.0	43.0	35.5	7.5	17.8%	14.7%	3.1%
Other Glaucoma	11.4	12.0	(0.6)	(1.3)	0.7	(5.0)%	(10.6)%	5.6%
Restasis	243.9	201.0	42.9	42.9	—	21.4%	21.4%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
  Product Net Sales
     The $187.0 million increase in product net sales in the third quarter of 2007 compared to the third quarter of 2006 primarily resulted from an increase of $108.5 million in our specialty pharmaceuticals product net sales and an increase of $78.5 million in our medical device product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines. The increase in medical device product net sales is due primarily to increases in sales of our breast aesthetics, obesity intervention and facial aesthetics product lines.
     Eye care pharmaceuticals sales increased in the third quarter of 2007 compared to third quarter of 2006 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong sales growth from Ganfort®, our Lumigan® and timolol combination, which we launched in 2006 in certain European markets, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma that we launched in the United States in the first quarter of 2006, an increase in sales of Combigan™ in Europe, Latin America, Asia and Canada, an increase in sales of Acular LS®, our more recent non-steroidal anti-inflammatory, and growth in sales of eye drop products, primarily Refresh® and Optive™, our artificial tear recently launched in the United States, Europe and Latin America. This increase in eye care pharmaceuticals sales was partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand resulting from a decrease in promotion efforts, and lower sales of Acular®, our older generation anti-inflammatory. We continue to believe that generic formulations of Alphagan® may have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from seven percent to nine percent, effective February 3, 2007. We increased the published U.S. list price for Restasis® by seven percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by nine percent, Elestat® by seven percent, and Zymar® by seven percent. This increase in prices had a positive net effect on our U.S. sales for the third quarter of 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 28, 2007, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
     Botox® sales increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to strong growth in demand in the United States and in international markets for both cosmetic and therapeutic use. Effective January 1, 2007, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which may have had a positive effect on our U.S. sales growth in the third quarter of 2007, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
     Skin care sales decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to lower sales of Tazorac® in the United States, principally due to the impact of a negative change in formulary positions at key managed care plans from the end of 2006, and physician dispensed creams, including M.D. Forte® and Prevage™ MD in the United States, partially offset by an increase in new product sales of Vivité™, a physician dispensed line of skin care products. Net sales of Tazorac®, Zorac® and Avage® decreased $4.3 million, or 16.3%, to $22.1 million in the third quarter of 2007, compared to $26.4 million in the third quarter of 2006. The decrease in sales of Tazorac®, Zorac® and Avage® resulted primarily from lower U.S. wholesaler demand, partially offset by an increase in the published U.S. list price for these products of nine percent effective February 3, 2007.
     Breast aesthetics product net sales, which consist primarily of sales of silicone gel-filled and saline-filled breast implants and tissue expanders, increased $15.6 million, or 28.8%, to $69.7 million in the third quarter of 2007 compared to $54.1 million in the third quarter of 2006 primarily due to strong sales growth in North America, Europe, Latin America and Asia. Net sales were positively impacted in the United States in the third quarter of 2007 compared to the third quarter of 2006 by the November 2006 U.S. Food and Drug Administration, or FDA, and Health Canada, approvals of certain silicone gel-filled breast implants for breast augmentation, reconstruction and revision and the transition of the market from lower priced saline products to higher priced silicone products in North America.
     Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our LAP-BAND® and LAP-BAND APtm Systems and BIB™ System, increased $26.9 million, or 57.1%, to $74.0 million in the third quarter of 2007 compared to $47.1 million in the third quarter of 2006 primarily due to strong sales growth in North America, Europe and Asia. Net sales of obesity intervention products were also positively benefited in the third quarter of 2007 compared to the third quarter of

2006 by an approximately three percent increase in the published U.S. list price for our LAP-BAND® System effective July 2, 2007 and the introduction in the United States of a premium priced, next generation Advanced Platform (AP) Band.
     Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased $34.2 million, or 226.5%, to $49.3 million in the third quarter of 2007 compared to $15.1 million in the third quarter of 2006 primarily due to strong sales growth in North America, Europe and Asia Pacific. Net sales were positively impacted in the United States in the third quarter of 2007 compared to the third quarter of 2006 by the January 2007 launch of our FDA approved hyaluronic acid-based dermal fillers Juvéderm™ Ultra and Juvéderm™ Ultra Plus. This increase in net sales was partially offset by a general decline in sales of collagen-based dermal fillers due to reduced promotion efforts. Net sales of facial aesthetic products in Europe and Asia were positively impacted in the third quarter of 2007 compared to the third quarter of 2006 by the acquisition of Cornéal in January 2007.
     Net sales of other medical devices were $1.8 million in the third quarter of 2007 and consist of sales of ophthalmic surgical devices under a manufacturing and supply agreement. The manufacturing and supply agreement was entered into in conjunction with the July 2007 sale of the former Cornéal ophthalmic surgical device business, and we currently expect this agreement to be substantially completed by the end of 2007.
     Foreign currency changes increased product net sales by $21.8 million in the third quarter of 2007 compared to the third quarter of 2006, primarily due to the strengthening of the euro, Brazilian real, Canadian dollar, Australian dollar and the British pound compared to the U.S. dollar.
     U.S. sales as a percentage of total product net sales decreased by 2.7 percentage points to 65.4% in the third quarter of 2007 compared to U.S. sales of 68.1% in the third quarter of 2006, primarily due to an increase in international specialty pharmaceutical product net sales as a percentage of total product net sales. The increase in the international specialty pharmaceuticals net sales as a percentage of total product net sales was primarily due to growth in international product net sales of Botox® and eye care pharmaceuticals, partially offset by a decrease in U.S. skin care net sales.
     The $610.0 million increase in product net sales in the first nine months of 2007 compared to the same period in 2006 primarily resulted from an increase of $297.5 million in our specialty pharmaceuticals product net sales and an increase of $312.5 million in our medical device product net sales. The increase in product net sales for the first nine months of 2007 is primarily due to the same factors discussed above with respect to the increase in product net sales in the third quarter of 2007. In addition, net sales of eye care pharmaceuticals benefited from an increase in net sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, and Zymar®, an ophthalmic anti-infective product for the treatment of bacterial conjunctivitis, in the first nine months of 2007 compared to the first nine months of 2006. The increase in medical device product net sales for the first nine months of 2007 compared to the first nine months of 2006 was also positively benefited by the March 2006 Inamed and January 2007 Cornéal acquisitions.
     Foreign currency changes increased product net sales by $51.6 million in the first nine months of 2007 compared to the same period in 2006, primarily due to the strengthening of the euro, Brazilian real, British pound, Australian dollar and the Canadian dollar compared to the U.S. dollar.
     U.S. sales as a percentage of total product net sales decreased by 1.9 percentage points to 65.7% in the first nine months of 2007 compared to U.S. sales of 67.6% in the first nine months of 2006, due primarily to an increase in total medical device net sales, which have a higher percentage of international product net sales than our specialty pharmaceutical net sales, and an increase in international specialty pharmaceutical product net sales as a percentage of total specialty pharmaceutical net sales. The increase in the international percentage of specialty pharmaceutical net sales was primarily due to growth in international product net sales of Botox® and eye care pharmaceuticals, partially offset by a decrease in U.S. skin care net sales.

  Other Revenues
     Other revenues decreased $0.1 million to $15.0 million in the third quarter of 2007 compared to $15.1 million in the third quarter of 2006. The decrease in other revenues is due to a $1.3 million decrease in reimbursement income, primarily related to services provided in connection with a contractual agreement for the development of Posurdex® for the ophthalmic specialty pharmaceutical market in Japan, partially offset by an increase of approximately $1.2 million in royalty income earned, principally from sales of Botox® in Japan and China by GlaxoSmithKline, or GSK, under a license agreement, and other miscellaneous royalty income.
     Other revenues increased $4.1 million to $44.4 million in the first nine months of 2007 compared to $40.3 million in the first nine months of 2006 primarily due to a $6.7 million increase in royalty income earned, partially offset by a $2.6 million decrease in reimbursement income, principally due to the same factors described above with respect to the decrease in reimbursement income and increase in royalty income in the third quarter of 2007.
  Cost of Sales
     Cost of sales increased $5.8 million, or 3.5%, in the third quarter of 2007 to $173.5 million, or 17.7% of product net sales, compared to $167.7 million, or 21.2% of product net sales, in the third quarter of 2006. Cost of sales includes charges of $0.5 million in the third quarter of 2007 and $23.9 million in the third quarter of 2006 for purchase accounting fair-market value inventory adjustment rollouts related to the January 2007 acquisition of Cornéal and the March 2006 acquisition of Inamed, respectively. Excluding the effect of these purchase accounting charges, cost of sales increased $29.2 million, or 20.3%, in the third quarter of 2007 compared to the third quarter of 2006. This increase in cost of sales, excluding the effect of purchase accounting charges, is primarily a result of the 23.6% increase in product net sales and an increase in the mix of medical device product net sales as a percentage of total product net sales. Our medical device product net sales generally have a higher cost of sales percentage compared to our specialty pharmaceutical products. Cost of sales as a percentage of product net sales in the third quarter of 2007 compared to the third quarter of 2006 also benefited from an increase in the mix of sales related to the January 2007 launch of Juvéderm™ Ultra, Juvéderm™ Ultra Plus and the November 2006 FDA approval of certain silicone gel-filled breast implants in the United States, which generally have lower cost of sales as a percentage of product net sales compared to our collagen-based dermal fillers and saline-filled breast implants.
     Cost of sales increased $60.2 million, or 13.9%, in the first nine months of 2007 to $493.4 million, or 17.6% of product net sales, compared to $433.2 million, or 19.7% of product net sales, in the first nine months of 2006. Cost of sales includes charges of $0.5 million in the first nine months of 2007 and $47.9 million in the first nine months of 2006 for purchase accounting fair-market value inventory adjustment rollouts related to the January 2007 acquisition of Cornéal and the March 2006 acquisition of Inamed, respectively. Excluding the effect of these purchase accounting charges, cost of sales increased $107.6 million, or 27.9%, in the first nine months of 2007 compared to the first nine months of 2006. This increase in cost of sales, excluding the effect of purchase accounting charges, in the first nine months of 2007 compared to the first nine months of 2006 is primarily a result of the 27.8% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of purchase accounting charges, in the first nine months of 2007 compared to the first nine months of 2006 was negatively impacted by the increase in medical device product net sales, which generally have a higher cost of sales percentage compared to our specialty pharmaceutical products.
   Selling, General and Administrative
     Selling, general and administrative, or SG&A, expenses increased $31.6 million, or 8.7%, to $395.6 million, or 40.4% of product net sales, in the third quarter of 2007 compared to $364.0 million, or 46.0% of product net sales, in the third quarter of 2006. The increase in SG&A expenses in dollars primarily relates to an increase in promotion, selling and marketing expenses, partially offset by a reduction in general and administrative expenses. Promotion expenses primarily increased due to additional costs to promote our medical device product lines that we obtained in the Inamed acquisition, including an increase in direct-to-consumer advertising and other promotional costs for our LAP-BAND® System, Juvédermtm Ultra and Juvédermtm Ultra Plus dermal fillers, and Natrelle® silicone breast implant products. The increase in selling and marketing expenses principally relate to personnel and related incentive compensation costs driven by the expansion of our U.S. and European facial aesthetics, neuroscience, breast implant and obesity intervention sales forces. General and administrative expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the impact of a $28.5 million contribution in the third quarter of 2006 to The Allergan Foundation, partially offset by an increase in legal, finance, information systems and facilities costs in the third quarter of 2007 compared to the third quarter of 2006. In the third quarter of 2007, SG&A expenses included $1.9 million of integration and transition costs related to the Inamed and Cornéal acquisitions. In the third quarter of 2006, SG&A expenses included $4.9 million of integration and transition costs related to the acquisition of Inamed and $0.2 million of transition and duplicate operating expenses primarily related to the restructuring and streamlining of our European operations.
     SG&A expenses increased $239.7 million, or 24.6%, to $1,215.1 million, or 43.3% of product net sales, in the first nine months of 2007 compared to $975.4 million, or 44.5% of product net sales, in the first nine months of 2006. The increase in SG&A expenses in the first nine months of 2007 compared to the same period in 2006 primarily resulted from the same factors described above with respect to the increase in SG&A expenses in the third quarter of 2007. The increase in selling and marketing expenses in the first nine months of 2007 compared to the first nine months of 2006 was also impacted by an increase in our U.S. and European ophthalmology sales forces. Additionally, we did not incur any significant SG&A expenses related to our medical device product lines prior to our acquisition of Inamed on March 23, 2006. In the first nine months of 2007, SG&A expenses also include $11.1 million of integration and transition costs related to the Inamed and Cornéal acquisitions, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement with Cornéal. In the first nine months of 2006, SG&A expenses included a $28.5 million contribution to The Allergan Foundation, $14.6 million of integration and transition costs related to the acquisition of Inamed and $5.7 million of transition and duplicate operating expenses, including a loss of $3.4 million on the sale of our Mougins, France facility, primarily related to the restructuring and streamlining of our European operations.
  Research and Development
     Research and development, or R&D, expenses increased $44.0 million, or 36.5%, to $164.4 million in the third quarter of 2007, or 16.8% of product net sales, compared to $120.4 million, or 15.2% of product net sales, in the third quarter of 2006. The increase in R&D expenses primarily resulted from higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies, and the addition of development expenses associated with our medical device products acquired in the Inamed, Cornéal and EndoArt acquisitions. R&D spending increases in the third quarter of 2007 compared to the third quarter of 2006 were primarily driven by an increase in clinical trial costs associated with Posurdex®, Trivaristm, certain Botox® indications for overactive bladder and migraine headache, and alpha agonists for the treatment of neuropathic pain, an increase in costs related to breast implant follow-up studies, and additional spending on obesity intervention technologies.
     R&D expenses decreased $401.7 million, or 43.2%, to $528.4 million in the first nine months of 2007, or 18.8% of product net sales, compared to $930.1 million, or 42.4% of product net sales, in the first nine months of 2006. R&D expenses for the first nine months of 2007 include a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition, and for the first nine months of 2006 include a charge of $579.3 million for in-process research and development assets acquired in the Inamed acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the in-process research and development charges, R&D expenses increased by $105.6 million, or 30.1%, to $456.4 million in the first nine months of 2007, or 16.3% of product net sales, compared to $350.8 million, or 16.0% of product net sales in first nine months of 2006. The increase in R&D expenses in dollars, excluding the in-process research and development charges, was primarily a result of the same factors described above with respect to the increase in R&D expenses in the third quarter of 2007.
  Amortization of Acquired Intangible Assets
     Amortization of acquired intangible assets increased $3.8 million to $28.7 million in the third quarter of 2007, or 2.9% of product net sales, compared to $24.9 million, or 3.1% of product net sales, in the third quarter of 2006. This increase in amortization expense is primarily due to an increase in amortization of acquired intangible assets related to the Cornéal and EndoArt acquisitions.
     Amortization of acquired intangible assets increased $31.3 million to $86.1 million in the first nine months of 2007, or 3.1% of product net sales, compared to $54.8 million, or 2.5% of product net sales, in the first nine months of 2006. This increase in amortization expense in dollars and as a percentage of product net sales is primarily due to an increase in amortization of acquired intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
Restructuring Charges, Integration Costs, and Transition and Duplicate Operating Expenses
     Restructuring charges in the third quarter of 2007 were $11.0 million compared to $8.6 million in the third quarter of 2006. Restructuring charges in the first nine months of 2007 were $24.3 million compared to $17.1 million in the first nine months of 2006. The $2.4 million increase in restructuring charges in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to an increase in restructuring costs associated with the integration of the Cornéal operations, partially offset by a decrease in restructuring costs associated with the integration of the Inamed operations and the streamlining of our European operations. The $7.2 million increase in restructuring charges in the first nine months of 2007 compared to the first nine months of 2006 was primarily due to an increase in restructuring costs associated with the integration of the Cornéal and Inamed operations, partially offset by a decrease in restructuring costs associated with the streamlining of our European operations.
  Restructuring and Integration of Cornéal Operations
     In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the restructuring and integration activities involve moving key business functions to our locations, integrating Cornéal’s distributor operations with our existing distribution network and integrating Cornéal’s information systems with our information systems. We currently estimate that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $37.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 19 positions, principally general and administrative positions at Cornéal locations. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $5.0 million to $7.0 million. Estimated charges include estimates for contract termination costs, including the termination of duplicative distribution arrangements. Contract termination costs are expected to total approximately $16.0 million to $21.0 million.
     We began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expect to continue to incur costs up through and including the second quarter of 2008. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the three and nine month periods ended September 28, 2007, we recorded $11.2 million and $13.2 million, respectively, related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 28, 2007, we recorded $1.3 million of integration and transition costs associated with the Cornéal integration, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the nine month period ended September 28, 2007, we recorded $6.9 million of integration and transition costs, consisting of $0.1 million in cost of sales and $6.8 million in SG&A expenses.
     The following table presents the cumulative restructuring activities related to the Cornéal operations during the nine month period ended September 28, 2007:

	Employee	Contract Termination
	Severance	Costs	Total
	(in millions)
Net charge during the nine month period ended September 28, 2007	$4.9	$8.3	$13.2
Spending	—	(2.9)	(2.9)

Balance at September 28, 2007 (included in “Other accrued expenses”)	$4.9	$5.4	$10.3

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
     We have incurred, and anticipate that we will continue to incur, charges relating to severance, relocation and one-time termination benefits, payments to public employment and training programs, integration and transition costs, and contract termination costs in connection with the Inamed restructuring. We currently estimate that the total pre-tax charges resulting from the restructuring, including integration and transition costs, will be between $47.0 million and $57.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $15.0 million to $20.0 million, primarily related to the integration of information systems. We also expect to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 60 positions, principally general and administrative positions at Inamed locations. These workforce reduction activities began in the second quarter of 2006 and are expected to be substantially completed by the end of 2007. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $8.0 million to $10.0 million. Estimated charges include estimates for contract and lease termination costs, including the termination of duplicative distribution arrangements. Contract and lease termination costs are expected to total approximately $13.0 million to $17.0 million. We began to record these costs in the second quarter of 2006 and expect to continue to incur them up through and including the fourth quarter of 2007.
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
     As of September 28, 2007, we have recorded cumulative pre-tax restructuring charges of $23.4 million, cumulative pre-tax integration and transition costs of $25.1 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. During the three and nine month periods ended September 28, 2007, we recorded a $0.3 million restructuring charge reversal and $9.9 million of restructuring charges, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 28, 2007, we recorded $0.8 million of integration and transition costs associated with the Inamed integration, consisting of $0.1 million in cost of sales and $0.7 million in SG&A expenses. During the nine month period ended September 28, 2007, we recorded $4.4 million of integration and transition costs, consisting of $0.1 million in cost of sales and $4.3 million in SG&A expenses.

     During the three and nine month periods ended September 29, 2006, we recorded pre-tax restructuring charges of $6.4 million and $8.1 million, respectively, related to restructuring the former Inamed operations. For the three month period ended September 29, 2006, we recorded $5.1 million of integration and transition costs associated with the Inamed integration, consisting of $0.2 million in cost of sales and $4.9 million in SG&A expenses. For the nine month period ended September 29, 2006, we recorded $15.5 million of integration and transition costs associated with the Inamed integration, consisting of $0.7 million in cost of sales, $14.6 million in SG&A expenses and $0.2 million in R&D expenses. During the three month period ended September 29, 2006, we also paid $0.8 million for income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes.
     The following table presents the cumulative restructuring activities related to the Inamed operations through September 28, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
	(in millions)
Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during the nine month period ended September 28, 2007	3.4	6.5	9.9
Spending	(4.1)	(9.1)	(13.2)

Balance at September 28, 2007 (included in “Other accrued expenses”)	$3.3	$2.3	$5.6

   Restructuring and Streamlining of European Operations
     Effective January 2005, our Board of Directors approved the initiation and implementation of a restructuring of certain activities related to our European operations to optimize operations, improve resource allocation and create a scalable, lower cost and more efficient operating model for our European R&D and commercial activities. Specifically, the restructuring involved moving key European R&D and select commercial functions from our Mougins, France and other European locations to our Irvine, California, Marlow, United Kingdom and Dublin, Ireland facilities and streamlining functions in our European management services group. The workforce reduction began in the first quarter of 2005 and was substantially completed by the close of the second quarter of 2006.
     As of December 31, 2006, we substantially completed all activities related to the restructuring and streamlining of our European operations. As of December 31, 2006, we recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During the first nine months of 2007, we recorded an additional $1.0 million of restructuring charges for an abandoned leased facility related to our European operations. During the three and nine month periods ended September 29, 2006, we recorded $2.0 million and $8.1 million, respectively, of restructuring charges related to our European operations. As of September 28, 2007, remaining accrued expenses of $6.6 million for restructuring charges related to the restructuring and streamlining of our European operations are included in “Other accrued expenses” and “Other liabilities” in the amount of $3.1 million and $3.5 million, respectively.
     Additionally, as of December 31, 2006, we have incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes in connection with the European restructuring activities. For the three month period ended September 29, 2006, we recorded $0.3 million of transition and duplicate operating expenses, consisting of $0.2 million in SG&A expenses and $0.1 million in R&D expenses. For the nine month period ended September 29, 2006, we recorded $2.8 million of transition and duplicate operating expenses, consisting of $2.3 million in SG&A expenses and $0.5 million in R&D expenses. Additionally, during the nine month period ended September 29, 2006, we recorded a $3.4 million loss related to the sale of our Mougins, France facility, which was included in SG&A expenses. There were no transition and duplicate operating expenses related to the restructuring and streamlining of our European operations recorded in the first nine months of 2007.

   Other Restructuring Activities
     Included in the third quarter and first nine months of 2007 are $0.1 million and $0.2 million, respectively, in restructuring charges related to the February 2007 EndoArt acquisition. Included in the third quarter and first nine months of 2006 are $0.2 million and $1.3 million, respectively, of restructuring charges related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics, which was spun-off in June 2002. Also included in the first nine months of 2006 is a $0.4 million restructuring charge reversal related to the streamlining of our operations in Japan.
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
     General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the third quarter of 2007, general and administrative expenses of $69.4 million, integration and transition costs related to the Inamed and Cornéal acquisitions of $2.1 million, a purchase accounting fair-market value inventory adjustment related to the Cornéal acquisition of $0.5 million and other net indirect costs of $2.9 million; for the third quarter of 2006, general and administrative expenses of $64.6 million, a contribution to The Allergan Foundation of $28.5 million, a purchase accounting fair-market value inventory adjustment related to the Inamed acquisition of $23.9 million, integration and transition costs related to the former Inamed operations of $5.1 million, transition and duplicate operating expenses related to the restructuring and streamlining of our operations in Europe of $0.3 million and other net indirect costs of $0.5 million; for the first nine months of 2007, general and administrative expenses of $213.6 million, integration and transition costs related to the Inamed and Cornéal acquisitions of $11.3 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement with Cornéal, a purchase accounting fair-market value inventory adjustment related to the Cornéal acquisition of $0.5 million and other net indirect costs of $13.7 million; and for the first nine months of 2006, general and administrative expenses of $173.2 million, a contribution to The Allergan Foundation of $28.5 million, a purchase accounting fair-market value inventory adjustment related to the Inamed acquisition of $47.9 million, integration and transition costs related to the former Inamed operations of $15.5 million, transition and duplicate operating expenses related to the restructuring and streamlining of our operations in Europe of $6.2 million and other net indirect costs of $0.1 million.

     The following table presents operating income for each reportable segment for the three and nine month periods ended September 28, 2007 and September 29, 2006 and a reconciliation of our segments operating income to consolidated operating income (loss):

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(in millions)		(in millions)
Operating income (loss):
Specialty pharmaceuticals	$277.1	$235.6	$751.2	$641.9
Medical devices	52.8	36.7	163.9	88.6

Total segments	329.9	272.3	915.1	730.5
General and administrative expenses, other indirect costs and other adjustments	74.9	122.9	247.8	271.4
In-process research and development	—	—	72.0	579.3
Amortization of acquired intangible assets (a)	23.5	19.6	70.0	39.1
Restructuring charges	11.0	8.6	24.3	17.1

Total operating income (loss)	$220.5	$121.2	$501.0	$(176.4)

(a)	Represents amortization of identifiable intangible assets related to the Inamed, Cornéal and EndoArt acquisitions.
     Our consolidated operating income in the third quarter of 2007 was $220.5 million, or 22.5% of product net sales, compared to consolidated operating income of $121.2 million, or 15.3% of product net sales in the third quarter of 2006. The $99.3 million increase in consolidated operating income was due to a $187.0 million increase in product net sales, partially offset by a $0.1 million decrease in other revenues, a $5.8 million increase in cost of sales, a $31.6 million increase in SG&A expenses, a $44.0 million increase in R&D expenses, a $3.8 million increase in amortization of acquired intangible assets and a $2.4 million increase in restructuring charges.
     Our specialty pharmaceuticals segment operating income in the third quarter of 2007 was $277.1 million, compared to operating income of $235.6 million in the third quarter of 2006. The $41.5 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts, and an increase in R&D expenses.
     Our medical devices segment operating income in the third quarter of 2007 was $52.8 million, compared to operating income of $36.7 million in the third quarter of 2006. The increase in our medical devices segment operating income of $16.1 million in the third quarter of 2007 was due primarily to an increase in product net sales, and the combined operating results of the Cornéal and EndoArt acquisitions, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, including an increase in direct-to-consumer advertising expenses, and an increase in R&D expenses.
     Our consolidated operating income in the first nine months of 2007 was $501.0 million, or 17.9% of product net sales, compared to a consolidated operating loss of $176.4 million, or (8.0)% of product net sales in the first nine months of 2006. The $677.4 million increase in consolidated operating income was due to a $610.0 million increase in product net sales, a $4.1 million increase in other revenues, and a $401.7 million decrease in R&D expenses, partially offset by a $60.2 million increase in cost of sales, a $239.7 million increase in SG&A expenses, a $31.3 million increase in amortization of acquired intangible assets and a $7.2 million increase in restructuring charges.
     Our specialty pharmaceuticals segment operating income for the nine month period ended September 28, 2007 was $751.2 million, compared to operating income of $641.9 million for the nine month period ended September 29, 2006. The $109.3 million increase in specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2007.
     Our medical devices segment operating income for the nine month period ended September 28, 2007 was $163.9 million, compared to operating income of $88.6 million for the nine month period ended September 29, 2006. The increase in our medical devices segment operating income of $75.3 million was due to the combined operating results of the Inamed, Cornéal and EndoArt acquisitions in 2007 compared to only six months of operating results for the Inamed acquisition only in 2006.
   Non-Operating Income and Expenses
     Total net non-operating expenses in the third quarter of 2007 were $9.2 million compared to $0.5 million in the third quarter of 2006. Interest income in the third quarter of 2007 was $18.4 million compared to interest income of $12.8 million in the third quarter of 2006. The increase in interest income was primarily due to higher average cash equivalent balances, earning interest, of approximately $329 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.1% in the third quarter of 2007 compared to the third quarter of 2006. Interest expense increased $5.6 million to $17.5 million in the third quarter of 2007 compared to $11.9 million in the third quarter of 2006 primarily due to a $4.3 million reversal of previously accrued statutory interest expense included in the third quarter of 2006 associated with the resolution of several significant uncertain income tax audit issues. During the third quarter of 2007, we recorded a net unrealized gain on derivative instruments of $0.4 million compared to a net unrealized gain of $0.2 million in the third quarter of 2006. Other, net expense was $10.5 million in the third quarter of 2007, consisting primarily of $10.3 million in net realized losses from foreign currency transactions. Other, net expense was $1.7 million in the third quarter of 2006, which includes net realized losses from foreign currency transactions of $1.4 million.
     Total net non-operating expenses in the first nine months of 2007 were $22.1 million compared to $13.7 million in the first nine months of 2006. Interest income in the first nine months of 2007 was $48.6 million compared to interest income of $34.3 million in the first nine months of 2006. The increase in interest income was primarily due to a $4.9 million reversal of previously recognized estimated statutory interest income included in the first nine months of 2006 related to a matter involving the recovery of previously paid state income taxes, higher average cash equivalent balances, earning interest, of approximately $200 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.3% in the first nine months of 2007 compared to the same period in 2006. Interest expense increased $13.3 million to $53.5 million in the first nine months of 2007 compared to $40.2 million in the first nine months of 2006, primarily due to an increase in average outstanding borrowings for the first nine months of 2007 compared to the same period in 2006 and a $4.9 million reversal of previously accrued statutory interest expense included in the first nine months of 2006 associated with the resolution of several significant uncertain income tax audit issues, partially offset by the write-off of unamortized debt origination fees of $4.4 million in the first nine months of 2006 due to the redemption of our Zero Coupon Convertible Senior Notes due 2022. We incurred a substantial increase in borrowings to fund the Inamed acquisition on March 23, 2006. During the first nine months of 2007, we recorded a net unrealized loss on derivative instruments of $1.3 million compared to a net unrealized loss of $1.0 million in the first nine months of 2006. We recorded a net gain of $0.3 million on the sale of third party equity investments in the first nine months of 2006. Other, net expense was $15.9 million in the first nine months of 2007, consisting primarily of $15.9 million in net realized losses from foreign currency transactions. Other, net expense was $7.1 million in the first nine months of 2006, which includes $4.8 million of accrued costs for a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $2.5 million.
   Income Taxes
     Our effective tax rate for the third quarter of 2007 was 26.2%. Included in our operating income for the third quarter of 2007 are total integration and transition costs of $2.1 million related to the Inamed and Cornéal acquisitions and total restructuring charges of $11.0 million. In the third quarter of 2007, we recorded income tax benefits of $0.6 million related to the total integration and transition costs and $3.6 million related to the total restructuring charges. Excluding the impact of the total pre-tax charges of $13.1 million and the total net income tax benefit of $4.2 million for the items discussed above, our adjusted effective tax rate for the third quarter of 2007 was 26.5%. We believe the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

     The calculation of our adjusted effective tax rate for the third quarter of 2007 is summarized below:

2007
(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$211.3
Total integration and transition costs	2.1
Total restructuring charges	11.0

$224.4

Provision for income taxes, as reported	$55.3
Income tax benefit for:
Total integration and transition costs	0.6
Total restructuring charges	3.6

$59.5

Adjusted effective tax rate	26.5%

     Our effective tax rate for the first nine months of 2007 was 29.0%. Included in our operating income for the first nine months of 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement with Cornéal, total integration and transition costs of $11.3 million related to the Inamed and Cornéal acquisitions, total restructuring charges of $24.3 million and a legal settlement cost of $6.4 million. In the first nine months of 2007, we recorded income tax benefits of $2.6 million related to the total integration and transition costs, $6.9 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement with Cornéal. Included in the provision for income taxes in the first nine months of 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $116.3 million and the total net income tax benefit of $13.6 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2007 was 25.6%.
     The calculation of our adjusted effective tax rate for the first nine months of 2007 is summarized below:

2007
(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$478.9
In-process research and development expense	72.0
Settlement of pre-existing unfavorable distribution agreement with Cornéal	2.3
Total integration and transition costs	11.3
Total restructuring charges	24.3
Legal settlement cost	6.4

$595.2

Provision for income taxes, as reported	$138.7
Income tax benefit for:
Total integration and transition costs	2.6
Total restructuring charges	6.9
Legal settlement cost	2.5
State income tax refunds	1.6

$152.3

Adjusted effective tax rate	25.6%

     Our effective tax rates for the third quarter and the first nine months of 2006 were 11.8% and 38.9%, respectively, our effective tax rate for the year ended December 31, 2006 was 551.3%, and our adjusted effective tax rate for the year ended December 31, 2006 was 25.9%. Included in our operating loss for the year ended December 31, 2006 are pre-tax charges of $579.3 million for in-process research and development acquired in the Inamed acquisition, a $47.9 million charge to cost of sales associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, total integration, transition and duplicate operating expenses of $26.9 million related to the Inamed acquisition and restructuring and streamlining of our European operations, a $28.5 million contribution to The Allergan Foundation and total restructuring charges of $22.3 million. In 2006, we recorded income tax benefits of $15.7 million related to the Inamed purchase accounting fair-market value inventory adjustment rollout, $9.1 million related to total integration, transition and duplicate operating expenses, $11.3 million related to the contribution to The Allergan Foundation and $3.5 million related to total restructuring charges. Also included in the provision for income taxes in 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is now realizable, a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision concluded in 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the total pre-tax charges of $704.9 million and the total net income tax benefits of $69.8 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2006 was 25.9%.
     The calculation of our adjusted effective tax rate for the year ended December 31, 2006 is summarized below:

2006
(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$(19.5)
In-process research and development expense	579.3
Inamed fair-market value inventory rollout	47.9
Total integration, transition and duplicate operating expenses	26.9
Contribution to The Allergan Foundation	28.5
Total restructuring charges	22.3

$685.4

Provision for income taxes, as reported	$107.5
Income tax (provision) benefit for:
Inamed fair-market value inventory rollout	15.7
Total integration, transition and duplicate operating expenses	9.1
Contribution to The Allergan Foundation	11.3
Total restructuring charges	3.5
Reduction in valuation allowance associated with a deferred tax asset	17.2
Resolution of uncertain income tax audit issues	14.5
Adjustment to estimated taxes on 2005 repatriation of foreign earnings	2.8
Recovery of previously paid state income taxes	1.2
Unfavorable adjustment for previously filed tax return currently under examination	(3.9)
Intercompany transfers of trade businesses and net assets	(1.6)

$177.3

Adjusted effective tax rate	25.9%

     The decrease in the adjusted effective tax rate to 25.6% in the first nine months of 2007 compared to the adjusted effective tax rate for the year ended December 31, 2006 of 25.9% is primarily due to fluctuations in the mix of earnings, including increased deductions in the United States for interest expense, and the beneficial tax rate effect from increased deductions related to the amortization of acquired intangible assets for the full fiscal year 2007 compared to approximately nine months of such beneficial tax rate effect in fiscal year 2006.

   Earnings (Loss) from Continuing Operations
     Our earnings from continuing operations in the third quarter of 2007 were $156.0 million compared to earnings from continuing operations of $106.4 million in the third quarter of 2006. The $49.6 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $99.3 million, partially offset by the increase in net non-operating expense of $8.7 million and the increase in the provision for income taxes of $41.0 million.
     Our earnings from continuing operations in the first nine months of 2007 were $339.8 million compared to a loss from continuing operations of $264.2 million in the first nine months of 2006. The $604.0 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $677.4 million, partially offset by the increase in net non-operating expense of $8.4 million and the increase in the provision for income taxes of $64.7 million.
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
     Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by continuing operations for the nine month period ended September 28, 2007 was $577.8 million compared to cash provided of $510.7 million for the nine month period ended September 29, 2006. The increase in net cash provided by continuing operations of $67.1 million was primarily due to an increase in earnings, including the effect of adjusting for non-cash items, of $138.6 million, partially offset by a net increase in cash required to fund growth in net operating assets and liabilities and an increase in income taxes paid.
     Net cash used in investing activities in the first nine months of 2007 was $459.4 million. Net cash used in investing activities in the first nine months of 2006 was $1,422.2 million. In the first nine months of 2007, we paid $312.9 million, net of cash acquired, for the acquisitions of Cornéal and EndoArt. In the first nine months of 2006, we paid $1,328.6 million, net of cash acquired, for the cash portion of the Inamed acquisition. In August 2007, we issued a note receivable of $74.8 million to Esprit Pharma Holding Company, Inc., or Esprit. The note receivable plus accrued interest was effectively settled as a result of our acquisition of Esprit on October 16, 2007 as discussed below. In the first nine months of 2007, we received $16.7 million from the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition. We invested $73.6 million in new facilities and equipment during the first nine months of 2007 compared to $73.4 million during the same period in 2006. Additionally, in the first nine months of 2007, we capitalized as intangible assets total milestone payments of $5.0 million related to Restasis® and collected $8.9 million on a receivable related to the 2006 sale of our Mougins, France facility. In the first nine months of 2006, we capitalized as intangible assets total milestone fees of $11.0 million paid in connection with obtaining regulatory approvals to commercialize the Juvédermtm dermal filler family of products in the United States and Australia and collected $3.3 million primarily from the sale of our Mougins, France facility. Net cash used in investing activities also includes $18.7 million and $13.1 million to acquire software during the first nine months of 2007 and 2006, respectively. We currently expect to invest between $140 million and $150 million in capital expenditures for administrative and manufacturing facilities and other property, plant and equipment during 2007. In July 2007, our Board of Directors approved the investment of up to $95 million for the construction of a new office building at our main facility in Irvine, California. We currently expect to incur design related costs for this office building in 2008, followed by major construction activities beginning in 2009.
     Net cash used in financing activities was $77.4 million in the first nine months of 2007 compared to net cash provided by financing activities of $674.5 million in the first nine months of 2006. In the first nine months of 2007, we repurchased approximately 1.1 million shares of our common stock for $61.7 million, had net repayments of notes payable of $105.5 million and paid $45.6 million in dividends. This use of cash was partially offset by $110.3 million received from the sale of stock to employees and $25.1 million in excess tax benefits from share-based compensation. In the first nine months of 2006, we borrowed $825.0 million under a bridge credit facility entered into in connection with the transaction in order to fund part of the cash portion of the Inamed purchase price. On

April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these debt issuances to repay all borrowings under the bridge credit facility. Additionally, in the first nine months of 2006 we received $118.1 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $27.9 million in excess tax benefits from share-based compensation. These amounts were partially offset by net repayments of notes payable of $139.5 million, cash payments of $19.7 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our Zero Coupon Convertible Senior Notes due 2022 of $521.9 million, repurchase of approximately 5.8 million shares of our common stock for approximately $307.8 million and $43.3 million in dividends paid to stockholders. Effective October 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on November 30, 2007 to stockholders of record on November 9, 2007. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 28, 2007, we held approximately 0.6 million treasury shares under this program. We are uncertain as to the level of stock repurchases, if any, to be made in the future.
     Net cash used by discontinued operations was $5.4 million for the nine month period ended September 28, 2007.
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
     On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair-value. As a result, we have recognized an asset associated with the fair-value of the derivative of $4.7 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $4.7 million reported in our unaudited condensed consolidated balance sheet as of September 28, 2007. As the hedge meets the criteria for using the short-cut method under the provisions of SFAS No. 133, the change in the fair-value of the derivative is assumed to exactly equal the related change in the fair-value of the 2016 Notes, so there is no gain or loss reported in our unaudited condensed consolidated statements of operations related to the interest rate hedge.
     At September 28, 2007, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $5.7 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maintaining maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 28, 2007. As of September 28, 2007, we had no borrowings under our committed long-term credit facility, $59.3 million in borrowings outstanding under the medium term note program, $5.3 million in borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program.
     At December 31, 2006, we had consolidated unrecognized net actuarial losses of $162.1 million which were included in our accrued pension benefit liabilities. The unrecognized net actuarial losses resulted primarily from lower than expected investment returns on pension plan assets in 2002 and 2001 and decreases in the discount rates used to measure projected benefit obligations that occurred from 2001 to 2005. Assuming constant actuarial assumptions estimated as of our pension plans’ measurement date of September 30, 2006, we expect the amortization of these unrecognized net actuarial losses, which is a component of our annual pension cost, to be approximately $11.3 million in 2007 compared to $13.0 million in 2006. The future amortization of the unrecognized net actuarial losses is not expected to materially affect future pension contribution requirements. In the first nine months of 2007 and 2006, we paid pension contributions of $7.3 million and $7.0 million, respectively, to our U.S. defined benefit pension plan. In 2007, we expect to pay pension contributions of between approximately $20.0 million and $21.0 million for our U.S. and non-U.S. pension plans.
     In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge the Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. In addition, in January 2007, we initiated an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in connection with the Inamed acquisition. As of September 28, 2007, we have recorded cumulative pre-tax restructuring and integration charges of $48.5 million and $1.6 million of income tax costs related to intercompany transfers of trade businesses and net assets. We currently estimate that the total pre-tax charges resulting from the restructurings, including integration and transition costs, will be between $53.0 million and $65.0 million, all of which are expected to be cash expenditures. In addition to the pre-tax charges, we expect to incur capital expenditures of approximately $15.0 million to $20.0 million, primarily related to the integration of information systems, and to pay an additional amount of approximately $1.5 million to $2.0 million for taxes related to intercompany transfers of trade businesses and net assets.
     In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. As of September 28, 2007, we have recorded pre-tax restructuring and integration costs of $20.1 million. We currently estimate that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $37.0 million, all of which are expected to be cash expenditures.
     On October 16, 2007, we completed the acquisition of Esprit, pursuant to an Agreement and Plan of Merger, dated as of September 18, 2007, or Merger Agreement, by and among us, Esmeralde Acquisition, Inc., our wholly-owned subsidiary, or Merger Sub, Esprit and the Escrow Participants’ Representative named in the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was merged with and into Esprit, with Esprit surviving and becoming our wholly-owned subsidiary. The acquisition of Esprit will provide us with a dedicated urologics product line within our specialty pharmaceuticals segment. Upon the terms set forth in the Merger Agreement, we paid an aggregate of $370 million in cash, minus Esprit’s debt and certain transaction compensation and expenses, for all of the outstanding equity securities of Esprit. In addition, we repaid all of Esprit’s outstanding debt at the date of acquisition. The acquisition consideration was all cash, funded from current cash and equivalent balances. At the date of acquisition, Esprit’s debt included a note payable to us for $74.8 million plus accrued interest, which effectively reduced the cash consideration paid by us at closing.
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
     In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our $800 million aggregate principal amount 2016 Notes issued in April 2006. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 28, 2007, the remaining unrecognized gain, net of tax, of $6.7 million is recorded as a component of accumulated other comprehensive loss.
     On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to LIBOR plus 0.368%, and effectively converts $300.0 million of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At September 28, 2007, we have recognized an asset associated with the fair-value of the derivative of $4.7 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $4.7 million reported in our unaudited condensed consolidated balance sheet. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. The adjustment of interest expense in the nine month period ended September 28, 2007 is immaterial.
     At September 28, 2007, we had approximately $4.8 million of variable rate debt compared to $102.0 million of variable rate debt at December 31, 2006. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of our interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million.

     The tables below present information about certain of our investment portfolio and our debt obligations at September 28, 2007 and December 31, 2006.

	September 28, 2007
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$850.9	$—	$—	$—	$—	$—	$850.9	$850.9
Weighted Average Interest Rate	5.05%	—	—	—	—	—	5.05%
Foreign Time Deposits	102.3	—	—	—	—	—	102.3	102.3
Weighted Average Interest Rate	4.12%	—	—	—	—	—	4.12%
Other Cash Equivalents	395.5	—	—	—	—	—	395.5	395.5
Weighted Average Interest Rate	5.09%	—	—	—	—	—	5.09%
Total Cash Equivalents	$1,348.7	$—	$—	$—	$—	$—	$1,348.7	$1,348.7
Weighted Average Interest Rate	4.99%	—	—	—	—	—	4.99%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$34.3	$—	$—	$750.0	$823.1	$1,607.4	$1,728.0
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Fixed Rate (non-US$)	0.5	—	—	—	—	—	0.5	0.5
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.8	—	—	—	—	—	4.8	4.8
Weighted Average Interest Rate	5.45%	—	—	—	—	—	5.45%
Total Debt Obligations (a)	$5.3	$34.3	$—	$—	$750.0	$823.1	$1,612.7	$1,733.3
Weighted Average Interest Rate	5.33%	6.91%	—	—	1.50%	5.84%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$4.7
Average Pay Rate	—	—	—	—	—	5.60%	5.60%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at September 28, 2007 include debt obligations of $1,612.7 million and the interest rate swap fair value adjustment of $4.7 million.

	December 31, 2006
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Repurchase Agreements	$130.0	$—	$—	$—	$—	$—	$130.0	$130.0
Weighted Average Interest Rate	5.35%	—	—	—	—	—	5.35%
Commercial Paper	771.0	—	—	—	—	—	771.0	771.0
Weighted Average Interest Rate	5.29%	—	—	—	—	—	5.29%
Foreign Time Deposits	288.6	—	—	—	—	—	288.6	288.6
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
Other Cash Equivalents	138.7	—	—	—	—	—	138.7	138.7
Weighted Average Interest Rate	5.91%	—	—	—	—	—	5.91%
Total Cash Equivalents	$1,328.3	$—	$—	$—	$—	$—	$1,328.3	$1,328.3
Weighted Average Interest Rate	5.03%	—	—	—	—	—	5.03%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$33.5	$—	$—	$750.0	$822.9	$1,606.4	$1,686.7
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Other Variable Rate (non-US$)	102.0	—	—	—	—	—	102.0	102.0
Weighted Average Interest Rate	5.46%	—	—	—	—	—	5.46%
Total Debt Obligations	$102.0	$33.5	$—	$—	$750.0	$822.9	$1,708.4	$1,788.7
Weighted Average Interest Rate	5.46%	6.91%	—	—	1.50%	5.84%	3.93%

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

     The following table provides information about our foreign currency derivative financial instruments outstanding as of September 28, 2007 and December 31, 2006. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements.

	September 28, 2007		December 31, 2006
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$132.3	1.39	$142.3	1.32
Canadian dollar	5.4	1.02	1.8	1.15
Australian dollar	16.2	0.83	9.1	0.78
Swiss franc	2.0	1.18	—	—

	$155.9		$153.2

Estimated fair value	$(4.9)		$(0.7)

Foreign currency sold — put options:
Canadian dollar	$9.9	1.14	$35.0	1.14
Mexican peso	3.9	11.09	14.3	11.00
Australian dollar	7.0	0.78	20.6	0.78
Brazilian real	4.0	2.29	11.7	2.24
Euro	20.3	1.34	73.0	1.34
Japanese yen	2.6	111.35	9.6	113.06
Swedish krona	2.0	6.75	7.7	6.79
Swiss franc	1.8	1.17	6.1	1.18

	$51.5		$178.0

Estimated fair value	$0.1		$3.8

Foreign currency purchased — call options:
U.K. pound	$1.8	1.96	$15.3	1.96

Estimated fair value	$0.1		$0.2

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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2007, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     Further, management determined that, as of September 28, 2007, there were no changes in our internal control over financial reporting that occurred during the first nine month period of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the potential impact from reporting the Inamed and Cornéal acquisitions, as more fully disclosed in Note 2, Acquisitions, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We are currently in the process of assessing and integrating Inamed’s and Cornéal’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities related to internal controls over financial reporting by December 31, 2007.

ALLERGAN, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this Item is incorporated herein by reference to Note 10, Litigation, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report.
Item 1A. Risk Factors
     The risk factors presented below supplement and amend the risk factors previously disclosed by us in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three month periods ended June 29, 2007 and March 30, 2007 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development, or R&D, investments and spread their R&D costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
     It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to develop products which are more effective. For instance, for our eye care products to be successful, we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. Similarly, if we fail to make sufficient investments in R&D programs, our current and planned products could be surpassed by more effective or advanced products developed by our competitors.
     Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Ipsen Ltd. is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received the marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted an exclusive development and marketing license for Dysport® to Galderma in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. Reloxin® is also currently under review for use in aesthetic medicine indications by the French regulatory authorities as part of an application for a license across the European Union.
     Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia,

Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice, or cGMP, regulations or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz received approval from German authorities for Xeomin® and launched its product in July 2005. Merz is currently in clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in approximately ten countries across the European Union. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the tradename Neuronox®. In February 2007, Q-Med announced a worldwide license for Neuronox®, with the exception of certain countries in Asia where Medy-Tox may retain the marketing rights. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.
     Mentor Corporation is our principal competitor in the United States for breast implants. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. We are aware of several companies conducting clinical studies of breast implant products in the United States. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Medicor Corporation, Poly Implant Prostheses, Nagor, Laboratoires Sebbin and LPI.
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
     Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, announced a September 2007 FDA approval of its gastric band product, the Realize™ Adjustable Gastric Band, which will compete against our LAP-BAND® System in the U.S. market. The LAP-BAND® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion.
     We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P product. However, pursuant to our March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold. In October 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex Corp. in which it purports to have sought FDA approval to market a generic gatifloxacin 0.3% ophthalmic solution.
Uncertainties exist in integrating the business and operations of Inamed, Cornéal and Esprit into our own.
     We are currently integrating certain of Inamed’s, Cornéal’s and Esprit’s functions and operations into our own, although there can be no assurance that we will be successful in this endeavor. There are inherent challenges in integrating the operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of Inamed, Cornéal and Esprit into our own include, among other things:

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
     We have entered into collaborative arrangements with third parties to develop and market certain products, including our arrangement with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States and our arrangement with Indevus Pharmaceuticals, Inc. to market Sanctura XR™ in the United States. We cannot assure you that these collaborations will be successful, lead to significant sales of our products in our partners’ territories or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table discloses the purchases of our equity securities during the third fiscal quarter of 2007.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
June 30, 2007 to July 31, 2007	0	N/A	0	16,825,591
August 1, 2007 to August 31, 2007	0	N/A	0	17,702,810
September 1, 2007 to September 28, 2007	0	N/A	0	17,789,592
Total	0	N/A	0	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program after giving effect to our June 22, 2007 two-for-one stock split, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 28, 2007, we held approximately 0.6 million treasury shares under this program.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods. The share numbers also reflect our June 22, 2007 two-for-one stock split.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (originally filed as Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.5	First Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.6	Second Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.7	Third Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.8	Fourth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on August 1, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.9	Fifth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 25, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.10	Sixth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 30, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

4.1	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

10.2	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.3	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.4	Allergan, Inc. Deferred Directors’ Fee Program (Restated July 30, 2007)

10.5	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and among Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to (and included as Exhibit C to) the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on October 12, 2007)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2007

ALLERGAN, INC.
/s/ Jeffrey L. Edwards
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

2.1	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (originally filed as Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.5	First Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.6	Second Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.7	Third Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-K for the Fiscal Year ended December 31, 2003 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.8	Fourth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on August 1, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.9	Fifth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 25, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

3.10	Sixth Amendment to Allergan, Inc. Bylaws (originally filed as Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 30, 2007 and re-filed herewith pursuant to Regulation S-K Item 601(b)(3)(ii))

4.1	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

10.2	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.3	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.4	Allergan, Inc. Deferred Directors’ Fee Program (Restated July 30, 2007)

10.5	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and among Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to (and included as Exhibit C to) the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on October 12, 2007)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350