Form 10-K
period 2007-12-31
ALLERGAN INC
filed 2008-02-28
CIK 850693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10269
Allergan, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	95-1622442
(State of Incorporation)	(I.R.S. Employer Identification No.)
2525 Dupont Drive	92612
Irvine, California	(Zip Code)
(Address of principal executive offices)

(714) 246-4500
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17,685 million based on the closing sale price as reported on the New York Stock Exchange.

Common Stock outstanding as of February 22, 2008 — 307,511,888 shares (including 1,582,188 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 6, 2008, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

i

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part I of this report below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

Item 1.	Business

General Overview of our Business

We are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics and medical devices that enable people to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatological, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, chronic dry eye, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases.

In March 2006, we completed the acquisition of Inamed Corporation, or Inamed, a global healthcare manufacturer and marketer of breast implants, a range of dermal filler products to correct facial wrinkles, and bariatric medical devices for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of our common stock.

In January 2007, we acquired all of the outstanding capital stock of Groupe Cornéal Laboratoires, or Cornéal, a healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The acquisition of Cornéal expanded our marketing rights to Juvédermtm and a range of hyaluronic acid dermal fillers from the United States, Canada and Australia to all countries worldwide and provided us with control over the manufacturing process and future research and development of Juvédermtm and other dermal fillers.

In October 2007, we acquired all of the outstanding capital stock of Esprit Pharma Holding Company, Inc., or Esprit, for an aggregate purchase price of approximately $370.7 million, net of cash acquired. In addition to marketing Sanctura® (trospium chloride), a twice-a-day anticholinergic approved for the treatment of overactive bladder, or OAB, the U.S. Food and Drug Administration, or FDA, approved Sanctura XRtm (trospium chloride extended release capsules) for the once-daily treatment of OAB in August 2007. By acquiring Esprit, we obtained an exclusive license to market Sanctura® and Sanctura XRtm in the United States and its territories from Indevus

Pharmaceuticals, Inc., or Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XRtm and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XRtm. We entered into a co-promotion agreement with Indevus pursuant to which Indevus will co-promote Sanctura® and Sanctura XRtm through at least September 2008, subject to Indevus’ right to extend the agreement for up to six months. We launched Sanctura XRtm in the United States in January 2008.

We were founded in 1950 and incorporated in Delaware in 1977. Our principal executive offices are located at 2525 Dupont Drive, Irvine, California, 92612, and our telephone number at that location is (714) 246-4500. Our Internet website address is www.allergan.com. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Members of the public may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.

Operating Segments

Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the BIBtm BioEnterics® Intragastric Balloon; and facial aesthetics products. The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals segment and medical devices segment, domestic and international sales as a percentage of total product net sales within our specialty pharmaceuticals segment and medical devices segment, and segment operating income for our specialty pharmaceuticals segment and medical devices segment:

	Year Ended December 31,
	2007	2006	2005
		(in millions)

Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$1,776.5	$1,530.6	$1,321.7
Botox®/Neuromodulator	1,211.8	982.2	830.9
Skin Care Products	110.7	125.7	120.2
Urologics	6.0	—	—
Other(1)	—	—	46.4

Total Specialty Pharmaceuticals Segment Product Net Sales	$3,105.0	$2,638.5	$2,319.2

Specialty Pharmaceuticals Segment Product Net Sales
Domestic	65.8%	67.9%	67.5%
International	34.2%	32.1%	32.5%

	Year Ended December 31,
	2007	2006	2005
		(in millions)

Medical Devices Segment Product Net Sales by Product Line(2)
Breast Aesthetics	$298.4	$177.2	$—
Obesity Intervention	270.1	142.3	—
Facial Aesthetics	202.8	52.1	—

Core Medical Devices	771.3	371.6
Other(3)	2.7	—	—

Total Medical Devices Segment Product Net Sales	$774.0	$371.6	$—

Medical Devices Segment Product Net Sales(2)
Domestic	65.1%	64.2%	—%
International	34.9%	35.8%	—%

Specialty Pharmaceuticals Segment Operating Income(4)	$1,047.9	$888.8	$762.9
Medical Devices Segment Operating Income(2)(4)	207.1	119.9	—

Consolidated Long-Lived Assets
Domestic	$3,702.0	$3,279.0	$470.7
International	557.5	244.0	199.3

(1)	Other specialty pharmaceutical product sales primarily consist of sales to a former subsidiary that was spun off to our stockholders in 2002.

(2)	Due to the Inamed acquisition, beginning in the second quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices.

(3)	Other medical device product sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007.

(4)	Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

See Note 16, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information concerning our foreign and domestic operations.

Specialty Pharmaceuticals Segment

Eye Care Pharmaceuticals Product Line

We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including glaucoma, chronic dry eye, inflammation, infection and allergy.

Glaucoma.  The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Incorporated, an independent marketing research firm, our products for the treatment of glaucoma, including Lumigan® (bimatoprost ophthalmic solution) 0.03%, or Lumigan®, Alphagan® (brimonidine tartrate ophthalmic solution) 0.2%, or Alphagan®, Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, or Alphagan® P, Alphagan® P 0.1% (brimonidine tartrate ophthalmic solution) 0.1%, or Alphagan® P 0.1%, Combigantm (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5%, or Combigantm and Ganfort® (bimatoprost/timolol maleate ophthalmic solution) captured approximately 18% of the worldwide glaucoma market for the first nine months of 2007.

Lumigan® is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension who are either intolerant or insufficiently responsive when treated with other intraocular pressure-lowering medications. We currently sell Lumigan® in over 70 countries worldwide and it is now our largest selling eye care product. According to IMS Health Incorporated, Lumigan® was the third largest selling glaucoma product in the world for the first nine months of 2007. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. In June 2006, the FDA approved Lumigan® as a first-line therapy. In May 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., or Senju, under which Senju became responsible for the development and commercialization of Lumigan® in Japan. Senju incurs associated costs, makes clinical development and commercialization milestone payments and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. In June 2007, Senju filed a new drug application in Japan for Lumigan®.

In November 2003, we filed a New Drug Application with the FDA for Ganfort®, a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. In August 2004, we announced that the FDA issued an approvable letter for Ganfort®, setting out the conditions, including additional clinical investigation, that we must meet in order to obtain final FDA approval. In May 2006, we received a license from the European Commission to market Ganfort® in the European Union. Combined sales of Lumigan® and Ganfort® represented approximately 10% of our total consolidated product net sales in 2007. Sales of Lumigan® represented approximately 11% of our total consolidated product net sales in 2006 and 12% of our total consolidated product net sales in 2005. The decline in the percentage of our total net sales represented by sales of Lumigan® primarily resulted from the significant increase in our net sales as a result of the Inamed acquisition.

Our third largest selling eye care pharmaceutical products are the ophthalmic solutions Alphagan®, Alphagan® P, and Alphagan® P 0.1%. Alphagan®, Alphagan® P and Alphagan® P 0.1% lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P and Alphagan® P 0.1% are improved reformulations of Alphagan® containing brimonidine, Alphagan®’s active ingredient, preserved with Purite®. We currently market Alphagan®, Alphagan® P, and Alphagan® P 0.1% in over 70 countries worldwide.

Alphagan®, Alphagan® P and Alphagan® P 0.1% combined were the fifth best selling glaucoma products in the world for the first nine months of 2007, according to IMS Health Incorporated. Combined sales of Alphagan®, Alphagan® P and Alphagan® P 0.1% and Combigantm represented approximately 9% of our total consolidated product net sales in 2007, 10% of our total consolidated product net sales in 2006 and 12% of our total consolidated product net sales in 2005. The decline in the percentage of our total net sales represented by sales of Alphagan®, Alphagan® P, Alphagan® P 0.1% and Combigantm primarily resulted from the significant increase in our net sales as a result of the Inamed acquisition. In July 2002, based on the acceptance of Alphagan® P, we discontinued the U.S. distribution of Alphagan®. In May 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., or Kyorin, under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan’s ophthalmic specialty area. Kyorin subsequently sublicensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. Alphagan® P 0.1% was launched in the U.S. market in the first quarter of 2006. The marketing exclusivity period for Alphagan® P expired in the United States in September 2004 and the marketing exclusivity period for Alphagan® P 0.1% will expire in August 2008, although we have a number of patents covering the Alphagan® P and Alphagan® P 0.1% technology that extend to 2021 in the United States and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the FDA approved the first generic of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information regarding litigation involving Alphagan®. Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., or Alcon, attempted to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. However, pursuant to a March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified sales conditions occur. The primary sales condition will have occurred if prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market above a specified threshold.

In addition to our Alphagan® and Lumigan® products, we developed the ophthalmic solution Combigantm, a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension in people who are not responsive to treatment with only one medication and are considered appropriate candidates for combination therapy. In November 2005, we received positive opinions for Combigantm from 20 concerned member states included in the Combigantm Mutual Recognition Procedure for the European Union, and we launched Combigantm in the European Union during the following year. In October 2007, the FDA approved Combigantm and we launched Combigantm in the United States in November 2007. Combigantm is now sold in over 30 countries worldwide.

Chronic Dry Eye.  Restasis® (cyclosporine ophthalmic emulsion) 0.05%, or Restasis®, is the first and currently the only prescription therapy for the treatment of chronic dry eye worldwide. Restasis® is our second largest selling eye care product. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases such as Sjogren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of chronic dry eye. We launched Restasis® in the United States in April 2003 under a license from Novartis AG, or Norvartis, for the ophthalmic use of cyclosporine. Restasis® is currently approved in 28 countries. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis in exchange for Novartis’ worldwide rights and obligations, excluding Japan, for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. Under the royalty buy-out agreement, we no longer make royalty payments to Novartis in connection with our sales of Restasis®. In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc., or Inspire, under which we obtained an exclusive license to develop and commercialize Inspire’s product candidate, Prolacriatm (diquafosol tetrasodium), or Prolacriatm, a treatment to relieve the signs of chronic dry eye by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production, in exchange for our agreement to make royalty payments to Inspire on sales of both Restasis® and, ultimately Prolacriatm, and for Inspire to promote Restasis® in the United States. In December 2003, the FDA issued an approvable letter for Prolacriatm and also requested additional clinical data. In February 2005, Inspire announced that Prolacriatm failed to demonstrate statistically significant improvement as compared to a placebo for the primary endpoint of the incidence of corneal clearing. Inspire also announced that Prolacriatm achieved improvement compared to a placebo for a number of secondary endpoints. Inspire filed a New Drug Application amendment with the FDA in the second quarter of 2005. In December 2005, Inspire announced that it had received a second approvable letter from the FDA in connection with Prolacriatm.

Inflammation.  Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%, or Acular®. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF® was the first, and currently remains the only unit-dose, preservative-free topical non-steroidal anti-inflammatory drug, or NSAID, in the United States. Acular PF® is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Acular LS® (ketorolac ophthalmic solution) 0.4% is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery. The Acular® franchise was the highest selling ophthalmic NSAID in the world during the first nine months of 2007, according to IMS Health Incorporated.

Our ophthalmic anti-inflammatory product Pred Forte® remains a leading topical steroid worldwide based on 2007 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

Infection.  Our Ocuflox®/Oflox®/Exocin® ophthalmic solution is a leading product in the ophthalmic anti-infective market. Ocuflox® has no patent protection or marketing exclusivity and faces generic competition.

We license Zymar® (gatifloxacin ophthalmic solution) 0.3%, or Zymar®, from Kyorin Pharmaceutical Co. Ltd., and have worldwide ophthalmic commercial rights excluding Japan, Korea, Taiwan and certain other countries in Asia. We launched Zymar® in the United States in April 2003. Zymar® is a fourth-generation fluoroquinolone for the treatment of bacterial conjunctivitis and is currently approved in 29 countries. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. According to Verispan, an independent research firm, Zymar® was the number two ophthalmic anti-infective prescribed by ophthalmologists in the United States in 2007. Zymar® was the third best selling ophthalmic anti-infective product in the world (and second in the United States) for the first nine months of 2007, according to IMS Health Incorporated.

Allergy.  The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. We license Alocril® from Fisons Ltd., a business unit of Sanofi-Aventis, and hold worldwide ophthalmic commercial rights excluding Japan. Alocril® is approved in the United States, Canada and Mexico. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. We co-promote Elestat® in the United States under an agreement with Inspire within the ophthalmic specialty area and to allergists. Under the terms of our agreement with Inspire, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestat® net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestat®. We have retained all international marketing and selling rights. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestat® in the United States during 2004. Elestat® (together with sales under its brand names Relestat® and Purivist®) is currently approved in 38 countries and was the fifth best selling ophthalmic allergy product in the world (and fourth in the United States) for the first nine months of 2007, according to IMS Health Incorporated.

Neuromodulator

Our neuromodulator product, Botox® (botulinum toxin type A), has a long-established safety profile and has been approved by the FDA for more than 18 years to treat a variety of medical conditions, as well as for aesthetic use since 2002. With more than 3,000 publications on botulinum toxin type A in scientific and medical journals, results of dozens of clinical trials involving more than 10,000 patients and having been used in clinical practice to treat more than a million patients worldwide, Botox® is a widely researched medicine with more than 100 therapeutic and aesthetic uses reported in the medical literature. Botox® is now accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders and related pain to facial aesthetics. The versatility of Botox® is based on its localized treatment effect. Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in 77 countries for up to 20 unique indications. Sales of Botox® represented approximately 31%, 33% and 36% of our total consolidated product net sales in 2007, 2006 and 2005 respectively. The decline in the percentage of our total net sales represented by sales of Botox® primarily resulted from the significant increase in our net sales as a result of the Inamed acquisition.

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

In many countries outside of the United States, Botox® is also approved for treating hemifacial spasm, pediatric cerebral palsy and post-stroke focal spasticity. We are currently pursuing approvals for Botox® in the United States and Europe for new indications, including headache, post-stroke focal spasticity, overactive bladder and benign prostatic hypertrophy. In April 2005, we announced plans to move forward with a large Phase III clinical trial program to investigate the safety and efficacy of Botox® as a prophylactic therapy in patients with chronic migraine, and all patients have now exited the double blind phase of these studies. In May 2005, we reached agreement with the FDA to enter Phase III clinical trials for Botox® to treat neurogenic overactive bladder and Phase II clinical trials for Botox® to treat idiopathic overactive bladder. In December 2005, we initiated Phase II clinical trials for Botox® to treat benign prostatic hypertrophy.

Botox® Cosmetic.  The FDA has approved Botox® for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Currently, over 50 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. Health Canada, the Canadian national regulatory body, also approved Botox® Cosmetic for the treatment of upper facial lines in November 2005, and this indication has also been approved in Australia and New Zealand. In 2002, we launched comprehensive direct-to-consumer marketing campaigns, including television commercials, radio commercials, print advertising and interactive media aimed at dermatologists, plastic and reconstructive surgeons and other aesthetic specialty physicians, as well as consumers, in Canada and the United States and these campaigns continue. We also continue to sponsor aesthetic specialty physician training in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. With the integration of the former Inamed medical products into our Total Facial Rejuvenationtm portfolio, we now have a worldwide leadership position in the facial aesthetics market.

In October 2005, we entered into a long-term arrangement with GlaxoSmithKline, or GSK, under which GSK agreed to develop and promote Botox® in Japan and China and we agreed to co-promote GSK’s products Imitrex STATdose System® (sumatriptan succinate) and Amerge® (naratriptan hydrochloride) in the United States. Under the terms of the arrangement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China, markets in which GSK has extensive commercial, regulatory and research and development resources, as well as expertise in neurology. We received an up-front payment, and we receive royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments. In addition, we obtained the right to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States to neurologists for a 5-year period, for which we receive fixed and performance payments from GSK. Imitrex STATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. Amerge® is approved for the acute treatment of migraine attacks with and without an aura in adults.

Skin Care Product Line

Our skin care product line focuses on the psoriasis, acne and physician-dispensed skin care markets, particularly in the United States and Canada.

Avage®.  Our product Avage® is a tazarotene cream indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in January 2003.

Azelex®.  Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne and is licensed from Intendis GmbH, or Intendis, a division of Bayer Schering Pharma AG. We market Azelex® cream primarily in the United States.

Finacea®.  We co-promoted Finacea® (azelaic acid gel 15%), or Finacea®, a topical rosacea treatment, with Intendis GmbH through a collaboration with Intendis that ended by its terms in February 2008. Following the termination of the collaboration, we no longer promote Finacea® but continue to receive certain payments for up to three years.

Tazarotene Products.  We market Tazorac® gel in the United States for the treatment of plaque psoriasis, a chronic skin disease characterized by dry red patches, and acne. We also market a cream formulation of Tazorac® in the United States for the treatment of psoriasis and the topical treatment of acne. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® in certain parts of Europe, the Middle East and Africa. We entered into a strategic collaboration agreement with Stiefel Laboratories, Inc. to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States.

M.D. Forte®.  We develop and market glycolic acid-based skin care products. We market our M.D. Forte® line of alpha hydroxy acid products to physicians in the United States.

Prevage®.  In January 2005, we launched Prevage® cream, containing 1% idebenone, a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors, including sun damage, air pollution and cigarette smoke. In May 2005, we entered into an exclusive license agreement with Elizabeth Arden, Inc., or Elizabeth Arden, granting Elizabeth Arden the right to globally market a new formulation of Prevage® containing 0.5% idebenone, to leading department stores and other prestige cosmetic retailers. In September 2005, we began marketing Prevage® MD, containing 1% idebenone, to physicians in the United States.

Vivitetm.  In April 2007, we launched Vivitetm, an advanced anti-aging skin care line that uses proprietary GLX Technologytm, creating a highly specialized blend of glycolic acid and natural antioxidants. We market our Vivitetm line of skin care products to physicians in the United States.

In January 2008, we entered into a strategic collaboration with Clinique Laboratories, LLC, or Clinique, a subsidiary of the Estée Lauder Companies Inc., to develop and exclusively market a new line of science-based skin care products to complement in-office aesthetic procedures that may affect the skin. The new skin care product line, which will incorporate the Clinique brand name, will be sold exclusively in physicians’ offices in the United States and is expected to launch in the fall of 2008. As part of the agreement, Clinique will formulate, develop and manufacture the new product line and we will market and distribute the new product line to physicians. The agreement with Clinique also led to the expansion of our sales force dedicated to physician-dispensed skin care products.

Urologics

Sanctura® and Sanctura XRtm.  Following our October 2007 acquisition of Esprit, we began marketing Sanctura® (trospium chloride), or Sanctura®, a twice-a-day anticholinergic approved for the treatment of overactive bladder, or OAB. In August 2007, the FDA approved Sanctura XRtm (trospium chloride extended release capsules), or Sanctura XRtm, a once-daily anticholinergic for the treatment of OAB, and we launched Sanctura XRtm in January 2008. Sanctura XRtm is well tolerated by patients and has demonstrated improvements in certain adverse side effects common in existing OAB treatments, including dry mouth. We obtained an exclusive license to market Sanctura® and Sanctura XRtm in the United States and its territories from Indevus Pharmaceuticals, Inc., or Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XRtm and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XRtm. We have also entered into a co-promotion agreement with Indevus pursuant to which Indevus will co-promote Sanctura® and Sanctura XRtm through at least September 2008, subject to Indevus’ right to extend the co-promotion period for up to six months.

Medical Devices Segment

Breast Aesthetics

For more than 25 years, our silicone gel-filled and saline-filled breast implants, consisting of a variety of shapes, sizes and textures, have been available to women in more than 60 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names Natrelletm, Inspira®, McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensionaltm and Inamed®. We currently market over 1,000 breast implant product variations worldwide to meet our customers’ preferences and needs.

Saline-Filled Breast Implants.  We sell saline-filled breast implants in the United States and worldwide for use in breast augmentation, revision and for reconstructive surgery. The U.S. market is the primary consumer of our saline-filled breast implants.

Silicone Gel-Filled Breast Implants.  We sell silicone gel-filled breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The safety of our silicone gel-filled breast implants is supported by our extensive pre-clinical device testing, their use in approximately 1,000,000 women worldwide and nearly a decade of U.S. clinical experience involving more than 80,000 women. FDA approval of our silicone gel-filled breast implants, which we received in November 2006, was granted based on the FDA’s review of our 10-year core clinical study and our preclinical studies, its review of studies by independent scientific bodies and the deliberations of advisory panels of outside experts. Following approval, we are also required to comply with a number of conditions, including our distribution of labeling to physicians and the distribution of our patient planner, which includes our informed consent process to help patients fully consider the risks associated with breast implant surgery. In addition and pursuant to the conditions placed on the FDA’s approval of our silicone gel-filled breast implants, we continue to monitor patients in the 10-year core clinical study and the 5-year adjunct clinical study and we initiated the Breast Implant Follow-Up Study, or BIFS, a 10-year post-approval clinical study. The 10-year core clinical study, which we began in 1999 and had fully enrolled in 2000 with approximately 940 augmentation, revision or reconstructive surgery patients, was designed to establish the safety and effectiveness of our silicone gel-filled breast implants. We plan to continue to monitor patients in the 10-year core clinical study through the end of the study. In November 2006, we terminated new enrollment into our 5-year adjunct study, which was designed to further support the safety and effectiveness of silicone gel-filled breast implants and which includes over 80,000 revision or reconstructive surgery patients. We plan to continue to monitor patients in the 5-year adjunct study through the end of the study. Finally, pursuant to the conditions placed on the FDA’s approval of our silicone gel-filled breast implants, we initiated the BIFS study, a new 10-year post-approval study of approximately 40,000 augmentation, revision or reconstructive surgery patients with silicone gel-filled implants and approximately 20,000 augmentation, revision or reconstructive surgery patients with saline-filled implants acting as a control group. The BIFS study is designed to provide data on a number of endpoints including, for example, long-term local complications, connective tissue disease issues, neurological disease issues, offspring issues, reproductive issues, lactation issues, cancer, suicide, mammography issues and to study magnetic resonance imaging compliance and rupture results.

Tissue Expanders.  We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture and market dermal filler products designed to improve facial appearance by smoothing wrinkles and folds. Our primary facial aesthetics products are the Juvédermtm dermal filler family of products, Zyderm® and Zyplast® and CosmoDerm® and CosmoPlast®.

Juvédermtm.  Our Juvédermtm dermal filler family of products, including Juvédermtm, Hydrafilltm and Surgiderm®, are developed using our proprietary Hylacrosstm technology, a technologically advanced manufacturing process that results in a malleable, smooth gel. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle gel-based hyaluronic acid technology, which is used in other dermal filler products. In addition, the Juvédermtm dermal family of products do not require a pre-treatment skin test. In June 2006, the FDA approved Juvédermtm , indicated for wrinkle and fold correction, for sale in the United States and we began selling Juvédermtm Ultra and Juvédermtm Ultra Plus in January 2007 following the completion of an experience trial with a group of dermatologists, plastic and reconstructive surgeons and aesthetic specialty physicians. In Europe, we market various formulations of Juvédermtm, Hydrafilltm and Surgiderm® for wrinkle and fold augmentation. The Juvédermtm dermal filler family of products are currently approved or registered in over 34 countries, including all major European markets.

In June 2007, the FDA approved label extensions in the United States for Juvedermtm Ultra and Juvedermtm Ultra Plus based on new clinical data demonstrating that effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. We began selling Juvédermtm Ultra 3, containing lidocaine, an anesthetic that alleviates pain during injections, in Europe in January 2008.

Zyderm® and Zyplast®.  Zyderm® and Zyplast® dermal fillers are injectable formulations of bovine collagen. The Zyderm® family of dermal fillers is formulated for people with fine line wrinkles or superficial facial contour defects. Zyderm® and Zyplast® dermal fillers require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Both of these products are formulated with lidocaine. Zyderm® and Zyplast® are approved for marketing in the United States and Europe.

CosmoDerm® and CosmoPlast®. CosmoDerm® and CosmoPlast® dermal fillers are a line of injectable human skin-cell derived collagen products. CosmoDerm® and CosmoPlast® dermal fillers are formulated for people with fine line wrinkles or superficial facial contour defects. CosmoDerm® and CosmoPlast® implants do not require a skin test pre-treatment. Both of these products are formulated with lidocaine. CosmoDerm® and CosmoPlast® are approved for marketing in the United States, Canada and a number of European countries.

In January 2007, in response to a reduction in anticipated future market demand for human and bovine collagen products, our Board of Directors approved a plan to sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. In connection with the restructuring and eventual sale or closure of the facility, we estimate that total pre-tax charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, consisting principally of manufacturing positions at our facility. We began recording these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure of our facility, we intend to manufacture a sufficient quantity of our collagen products to meet estimated market demand through 2010.

Obesity Intervention

We develop, manufacture and market several medical devices for the treatment of obesity. Our principal product in this area, the Lap-Band® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass surgery or stomach stapling. The Lap-Band® System is an adjustable silicone elastomer band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This new pouch fills faster to make the patient feel full sooner, and the adjustable component of the band regulates the passage of food to retain that feeling of fullness for longer periods of time.

The Lap-Band® System has achieved widespread acceptance in the United States and worldwide. In 2001, the FDA approved the Lap-Band® System to treat severe obesity in adults who have failed more conservative weight reduction alternatives. The Lap-Band® VG, a version of the Lap-Band® System with a larger band circumference, was approved by the FDA in January 2004, and meets the needs of a wider range of patients. In June 2007, we launched the Lap-Band APtm System, an evolution of the Lap-Band® System. The Lap-Band APtm System has proprietary

360-degree OMNIFORMtm technology, which is designed to evenly distribute pressure throughout the band’s adjustment range. The Lap-Band APtm also serves those who are physically larger, have thicker gastric walls or have substantial internal fat. Over 350,000 Lap-Band® System units have been sold worldwide since 1993. In November 2007, we completed enrollment into a 5-year adolescent pivotal study of Lap-Band® patients aged 14 to 17 and plan to review interim results at one year. Also in November 2007, we began enrollment of our lower body mass index, or BMI, 3-year pivotal study for Lap-Band® patients with a BMI of 30 to 40 and plan to review interim results at one year.

In November 2007, we entered into a co-promotion agreement with a subsidiary of Covidien Ltd., or Covidien, a leading global provider of healthcare products, under which Covidien will co-promote the Lap-Band® System to bariatric and other surgeons in the United States. Under the multi-year agreement, which became effective in November 2007, Covidien will utilize its surgical devices sales force and other specialized staff, as an adjunct to our bariatric sales force and other specialized staff, to promote, educate and train surgeons on the Lap-Band® System.

In February 2007, we completed the acquisition of Swiss medical technology developer EndoArt SA, or EndoArt, a pioneer in the field of telemetrically-controlled (or remote-controlled) gastric bands used to treat morbid obesity and other conditions. We paid approximately $97.1 million, net of cash acquired, for all of the outstanding EndoArt shares in an all cash transaction. The EndoArt acquisition gave us ownership of EndoArt’s proprietary technology platform, including FloWatch® technology, which powers the EasyBand® Remote Adjustable Gastric Band System, a next-generation, telemetrically-adjustable gastric banding device for the treatment of morbid obesity.

In September 2005, the EasyBandtm received CE clearance for commercialization of the EasyBandtm in Europe. The EasyBandtm, like the Lap-Band® System, is implanted laparoscopically through a small incision. Clinical benefits for the EasyBandtm are similar to the Lap-Band® System’s clinical benefit, except that the EasyBandtm’s adjustments are done telemetrically rather than hydraulically allowing for greater ease in adjustments and greater patient comfort.

We also sell the BIBtm System, which is a fixed-term weight loss therapy designed for use with moderately obese patients. Approved for sale in 67 countries but not in the United States, the BIBtm System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient’s stomach to reduce stomach capacity and create an earlier sensation of fullness. The BIBtm System is removed endoscopically within six months of being implanted, and works best when used in conjunction with a comprehensive diet and exercise program.

Other Products

Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. C. R. Bard, Inc., or Bard, licenses from us the exclusive worldwide marketing and distribution rights to Contigen®. We plan to supply Bard’s collagen needs through the expiration of our agreement with Bard in 2010 prior to closing the Fremont facility by the end of 2008. We also plan to provide other collagen products for use by other medical manufacturers prior to closing the Fremont facility.

International Operations

Our international sales represented 34.3%, 32.6% and 32.5% of our total consolidated product net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

We sell our products directly and through independent distributors in over 100 countries worldwide. We maintain a global marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, urologists and primary care physicians (in the case of Sanctura® and Sanctura XRtm ) who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail and Internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2007, we also utilized direct-to-consumer advertising for Botox® Cosmetic, Juvedermtm , the Lap-Band® System, Natrelletm , Optivetm and Refresh® artificial tears and Restasis®.

Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, pediatricians, urologists and general practitioners. As of December 31, 2007, we employed approximately 2,407 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.

U.S. sales, including manufacturing operations, represented 65.7%, 67.4% and 67.5% of our total consolidated product net sales in 2007, 2006 and 2005, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2007, 2006 and 2005 were 11.2%, 13.0% and 14.9% respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2007, 2006 and 2005 were 11.1%, 13.0% and 14.2% respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians with the leading techniques and methods for using our products.

Research and Development

Our global research and development efforts currently focus on eye care, skin care, neuromodulators, medical aesthetics, obesity intervention, urology and neurology. We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high throughput screening and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.

As of December 31, 2007, we had approximately 1,491 employees involved in our research and development efforts. Our research and development expenditures for 2007, 2006 and 2005 were approximately $718.1 million, $1,055.5 million and $388.3 million, respectively. Research and development expenditures in 2007 were less than 2006 largely due to in-process research and development expenses of $579.3 million recorded in 2006 in connection with the Inamed acquisition compared to only $72.0 million of in-process research and development expenses recorded in 2007 in connection with the EndoArt acquisition. Excluding in-process research and development expenditures related to company acquisitions, we have increased our annual investment in research and development by over $413.4 million in the past five years.

In 2004, we completed construction of a new $75 million research and development facility in Irvine, California, which provides us with approximately 175,000 square feet of additional laboratory space. In 2005, we completed construction of a new biologics facility on our Irvine, California campus at an aggregate cost of approximately $50 million. Both facilities are occupied and in use.

Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, and otherwise assisting patients in reaching life’s potential. Our top priorities include furthering our leadership in medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases. We plan to continue to build on our strong market positions in medical aesthetics, ophthalmic pharmaceuticals, medical dermatology, obesity intervention and neurology, and to explore new therapeutic areas that are consistent with our focus on specialty physician groups.

Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma and chronic dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel posterior segment drug delivery system for use with compounds to treat eye diseases, including age-related macular degeneration and other retinal disorders. We have subsequently begun Phase III studies for Posurdex®, dexamethasone delivered in a bioerodable implant for macular edema and retinal vein occlusion. In March 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, to develop and commercialize Posurdex® for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Posurdex® in Japan and associated costs. Sanwa pays us a royalty based on net sales of Posurdex® in Japan, makes clinical development and commercialization milestone payments and reimburses us for certain expenses associated with our continuing Phase III studies outside of Japan. We are working collaboratively with Sanwa on the clinical development of Posurdex®, as well as overall product strategy and management. We are also in phase III clinical trials for Trivaristm (triamcinolone acetonide), a steroid used for the treatment of retinal disease. In September 2005, we entered into a multi-year alliance with Sirna Therapeutics, Inc., which was subsequently acquired by Merck & Co., Inc., to develop Sirna-027, a novel RNAi-based therapeutic currently in clinical trials for age-related macular degeneration, and to discover and develop other novel RNAi-based therapeutics against select gene targets for ophthalmic diseases.

We license memantine from Merz GmbH & Co. KGaA, or Merz, and hold worldwide rights for ophthalmic use. Memantine is approved by the FDA for Alzheimer’s disease in the United States and is marketed as Namenda® by Forest Laboratories and as Axura® by Merz and as Ebixa® by Lundbeck in Europe. Two Phase III clinical trials have been conducted over the last ten years. We recently released the topline data from the second Phase III clinical trial. Although the study showed that the progression of disease was significantly lower in patients receiving the higher dose of memantine compared to patients receiving the lower dose of memantine, there was no significant benefit compared to patients receiving placebo. Therefore, the study failed to meet its primary endpoint and to sufficiently replicate the results of the first Phase III trial. While additional analyses are ongoing, we do not believe that these analyses will support an approval of the drug.

We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We focus on both expanding the approved indications for Botox® and pursuing next generation neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, headache, brow furrow and urologic conditions, including overactive bladder. Also, we are conducting Phase II clinical trials of Botox® for the treatment of benign prostatic hypertrophy. In collaboration with Syntaxin, a newly formed company, whose technology was contributed by the United Kingdom government’s Health Protection Agency, we are focused on engineering new neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing and the next generation of neuromodulator products, and we are conducting a Phase IV study of Botox® for the treatment of palmar hyperhidrosis, as part of our conditions of approval for axiliar hyperhidrosis by the FDA.

We also continue to invest in research and development around our Juvéderm® family of dermal filler products, including preparation for and ongoing clinical trials.

In connection with our obesity intervention products, we are planning to conduct clinical trials of the EasyBandtm and BIBtm System, both of which are currently approved in Europe, with the goal of obtaining approval in the United States. We anticipate beginning those trials in 2008.

We are also working to leverage our technologies in therapeutic areas outside of our current specialties, such as our Phase II clinical trials for the use of alpha agonists for the treatment of neuropathic pain.

We have a strategic research collaboration and license agreement with ExonHit Therapeutics, or ExonHit. The goals of this collaboration are to identify new molecular targets based on ExonHit’s gene profiling DATAStm technology and to work collaboratively to develop unique compounds and commercial products based on these targets. Our strategic alliance with ExonHit provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology. In 2007, we began development of a compound for a neurological indication as part of our collaboration with ExonHit.

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

Manufacturing

We manufacture the majority of our commercial products in our own plants located at the following locations: Arklow and Westport, Ireland; San José, Costa Rica; Annecy, France; Fremont, California; Waco, Texas; and Guarulhos, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us, including Sanctura® and Sanctura XRtm . For a discussion of the risks relating to the use of third party manufacturers, see Item 1A of Part I of this report, “Risk Factors — We could experience difficulties obtaining or creating the raw materials needed to produce our products and interruptions in the supply of raw materials could disrupt our manufacturing and cause our sales and profitability to decline.”

In January 2007, we announced that we are closing the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition, which we intend to conclude in the fourth quarter of 2008. Prior to the closure of this facility, we intend to manufacture a sufficient quantity of our collagen products to meet estimated market demand through 2010. In January 2008, we announced that production at our Arklow, Ireland breast implant manufacturing facility, which we acquired in connection with the Inamed acquisition and which employs approximately 360 persons, will be transferred to our San José, Costa Rica manufacturing plant and that production at our Arklow, Ireland manufacturing facility will be phased out by the end of 2009.

We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other significant raw materials from qualified domestic and international sources. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate program that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients, we are a niche purchaser of specialty chemicals, which, in certain cases, are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies and other regulatory authorities to manufacture medical devices for distribution in the United States and international markets.

Competition

The pharmaceutical and medical device industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture, develop and market. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. We believe that our products principally compete on the basis of quality, product design, an experienced sales force, physicians’ and surgeons’ familiarity with our products and brand names, regional warranty programs and our ability to identify and develop or license patented products embodying new technologies.

Specialty Pharmaceuticals Segment

Eye Care Products.  Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb Incorporated, Pfizer Inc., Novartis AG and Merck & Co., Inc. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon, attempted to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P product. However, pursuant to a March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified sales conditions occur. The primary sales condition will have occurred if prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market above a specified threshold. In addition, Apotex, Inc., or Apotex, attempted to obtain FDA approval for and to launch a generic form of Acular®. Pursuant to a federal court ruling in June 2006, Apotex is barred from obtaining approval before our Acular® patent expires in 2009. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Neuromodulators.  With respect to neuromodulators, until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. In addition, Ipsen Ltd., or Ipsen, is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis Pharmaceutical Corporation, or Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Ipsen and Medicis submitted a Biologics License Application, or BLA, to the FDA for Reloxin® in December 2007. In January 2008, the FDA announced that it had denied the BLA for Reloxin® because the application was not sufficiently complete to permit a substantive review. The FDA’s determination may delay Reloxin®’s launch in the United States. Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport® for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. Ipsen has also been seeking approval for Reloxin® for cosmetic indications across the European Union, including submitting a file to the French regulatory authority in May 2003. We expect, based on statements made by Galderma, that Reloxin® will be approved in France in 2009.

Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz received approval for Xeomin® in Germany and launched its product in July 2005, received approval in Mexico in 2006 and commenced sales in the United Kingdom and France in early 2008, and is pursuing additional approvals in the European Union and Latin America. Merz is currently in clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries across the European Union. A Korean botulinum toxin product, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the tradename Neuronox®. In February 2007, Q-Med A.B. announced a worldwide license for Neuronox®, with the exception of certain countries in Asia where Medy-Tox may retain the marketing rights.

Skin Care Product Line.  Our skin care business competes against a number of companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, Medicis Pharmaceutical Corporation, Stiefel Laboratories, Inc., Novartis AG, Schering-Plough Corporation, Johnson & Johnson, Obagi Medical Products, Inc., L’Oréal Group, SkinMedica, Inc. and Valeant Pharmaceuticals International, most of which have greater resources than us.

Urologics.  Our urologics business competes against a number of companies, including among others, Pfizer Inc., Watson Pharma Inc., Novartis Pharmaceuticals Corporation, the Proctor & Gamble Company, Astellas Pharma US, Inc. and GlaxoSmithKline plc, many of which have greater resources than us. We also face competition from generic urologic drug manufacturers in the United States and internationally. For our urologic products to be successful, we must be able to effectively detail our products to a sufficient number of urologists, obstetrician/gynecologists, primary care physicians and other medical specialists such that they recommend our products to their patients. We will also have to demonstrate that our products are safe and reduce patients’ sense of urgency, frequency and urge urinary incontinence episodes while also having limited side effects, such as dry mouth, constipation, blurred vision, drowsiness and headaches.

Medical Devices Segment

Breast Aesthetics.  We compete in the U.S. breast implant market with Mentor Corporation, or Mentor. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants in the United States. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. In the United States, Sientra, Inc., or Sientra, is conducting clinical studies of breast implant products. Internationally, we compete with several manufacturers, including Mentor Corporation, Sientra, MediCor Ltd, Poly Implant Prostheses, Nagor and Laboratories Sebbin.

Obesity Intervention.  Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, received FDA approval in September 2007 to market its gastric band product, the Realizetm Personalized Banding Solution, or the Realizetm band, in the U.S. market, and the Realizetm band competes with our Lap-Band® System. Outside the United States, the Lap-Band® System competes primarily with the Realizetm band and the Heliogast® Adjustable Gastric Ring (manufactured by Helioscopie, S.A., France). There are at least two other gastric bands on the market internationally. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion. No intragastric balloons for the treatment of obesity are commercially available in the United States, and we are currently aware of only one other company outside the United States that offers an intragastric balloon. Helioscopie recently launched its intragastric balloon, the Heliospheretm. We are not aware of any published clinical studies that support this device’s effectiveness.

Facial Aesthetics.  Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products, substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, and botulinum toxin-based products, as well as other polymer-based injectables. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlanetm (all manufactured by Q-Med A.B.) and many other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers. We have competed in the U.S. dermal filler market with Restylane® since January 2004 and with Perlanetm since May 2007, both of which are distributed by Medicis. Also, in December 2006, Radiesse®, a bioceramic-based dermal filler from BioForm Medical, Inc., received approval in the United States.

Government Regulation

Specialty Pharmaceuticals Segment

Drugs and biologics are subject to regulation by the FDA, state agencies and by foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, regulations with respect to drugs and the Public Health Services Act and its implementing regulations with respect to biologics, and by comparable agencies in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

The process required by the FDA before a new drug or biologic may be marketed in the United States is long and expensive. We must complete preclinical laboratory and animal testing; submit an Investigational New Drug Application, or IND, which must become effective before United States clinical trials may begin; and perform adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and informed consent regulations. Further, an independent institutional review board, or IRB, for each medical center or medical practice proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center or practice and must monitor the study until completed. The FDA, the IRB, or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

We must submit a New Drug Application, or NDA, for a new drug, or a Biologics License Application, or BLA, for a biologic, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

Once approved, the FDA may require post-marketing clinical studies, known as Phase IV studies, and surveillance programs to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies and programs. Further, any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, may require the submission of a new or supplemental NDA or BLA, which may require that we develop additional data or conduct additional preclinical studies and clinical trials.

The manufacture and distribution of drugs and biologics are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the drug, and cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Drug and biologic manufacturers and their subcontractors are required to register their establishments, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulation requirements. If the manufacturer or distributor fails to comply with the statutory and regulatory requirements, or if safety concerns arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities including Internet marketing. Drugs and biologics can only be marketed for approved indications and in accordance with the labeling approved by the FDA. Failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. The FDA does not regulate the behavior of physicians in their choice of treatment. Physicians may prescribe (although we are not permitted to promote) legally available drugs and biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay our operations and the issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years, such as the Medicare Prescription Drug Modernization Act of 2003 and the Deficit Reduction Act of 2005, has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. These changes have resulted in and may continue to result in coverage and reimbursement restrictions and increased rebate obligations. In addition, there is growing political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. These reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain and the United Kingdom. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.

We cannot predict the likelihood or pace of any significant regulatory or legislative action in these areas, nor can we predict whether or in what form health care legislation being formulated by various governments will be passed. Initiatives in these areas could subject Medicare and Medicaid reimbursement rates to change at any time. We cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, we believe that such legislative activity will likely continue.

Medical Devices Segment

Medical devices are subject to regulation by the FDA, state agencies and by foreign government health agencies. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products. The majority of our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use, or their withdrawal from the market.

Our medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval, or PMA, application in accordance with the FFDCA and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, which may require the manufacturer to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting permission for commercial distribution. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices.

When we are required to obtain a 510(k) clearance for a device we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of PMA applications. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days after submission of the notification, although clearance can take significantly longer. If a device receives 510(k) clearance, any modification that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, design or manufacture requires a new 510(k) clearance or PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained.

A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive information, including data from preclinical and clinical trials, sufficient to demonstrate to the FDA’s satisfaction that the device is safe and effective for its intended use. The FDA, by statute and regulation, has 180 days to review and accept a PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. The FDA may also convene an advisory panel of experts outside the FDA to review and evaluate the PMA application and provide recommendations to the FDA as to the approvability of the device. New PMA applications or supplemental PMA applications are required for significant modifications to the manufacturing process, labeling and design of a medical device that is approved through the PMA process. PMA supplements require information to support the changes and may include clinical data.

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption, or IDE, which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as approval by the FDA and the IRB overseeing the trial. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the study subjects are being exposed to an unacceptable health risk. The results of clinical testing may not be sufficient to obtain approval of the product.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	establishing registration and device listings with the FDA;

•	Quality System Regulation, which requires manufacturers to follow design, testing, control documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a health risk.

A Class III device may have significant additional obligations imposed in its conditions of approval. Compliance with regulatory requirements is assured through periodic, unannounced facility inspections by the FDA and other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors or other third party manufacturers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters or untitled letters; fines, injunctions and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMAs that are already granted; and criminal prosecution.

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

Other Regulations

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, Superfund Amendments and Reauthorization Act, Comprehensive Environmental Response, Compensation and Liability Act and other current and potential future federal, state or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage and disposal of such materials. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Additionally, we may be subject either directly or by contract to federal and state laws pertaining to the privacy and security of personal health information.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” and gifts to health care practitioners. For example, the federal Anti-Kickback Statute makes it illegal to solicit, offer, receive or pay any remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product, for which payment may be made under government health care programs such as Medicare and Medicaid. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the Anti-Kickback Statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and in the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under the Anti-Kickback Statute or similar laws. The federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Patents, Trademarks and Licenses

We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to all segments of our business.

With the exception of the U.S. and European patents relating to Lumigan®, Alphagan® P, Combigantm and the U.S. patents relating to Restasis®, Acular® and Zymar®, no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® expire in 2012 and 2014. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in 2009. The U.S. patents covering the commercial formulation of Alphagan® P expire in 2012 and 2021 and in 2009 in Europe, with corresponding patents pending. The U.S. patents covering Restasis® expire in 2009 and 2014. The U.S. patents covering Zymar® expire in 2010, 2015 and 2019. The U.S. patents for Combigantm expire in 2022 and the European patents in 2023.

We have rights in well over 100 issued Botox® related U.S. and European use and process patents covering, for example, treatment of migraine, hyperhydrosis, overactive bladder and benign prostatic hyperplasia. We have granted worldwide, royalty-bearing patent licenses to Merz Pharmaceuticals with regard to Xeomin®, and to Solstice Neurosciences with regard to MyoBloc®. In addition, in December 2007, the FDA’s grant of orphan exclusivity for Botox® for the treatment of certain aspects of cervical dystonia expired.

With the exception of certain U.S. and European patents relating to the Lap-Band® System and our Inspira® and Natrelletm Collection of breast implants, no one patent or license is materially important to our specialty medical device segment based on overall sales. The patents covering our Lap-Band® System, some of which we license from third parties, expire in 2011, 2013 and 2014 in the U.S. and in 2013 in Europe. The patents covering our Inspira® and Natrelletm Collection of breast implants expire in 2018 in the U.S. and in 2017 in Europe.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, require us to incur significant legal expenses and can preclude or delay the commercialization of products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See Item 1A of Part I of this report, “Risk Factors.”

We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products. Any failure to adequately protect our rights in our various trademarks and service marks from infringement could result in a loss of their value to us. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by infringing those marks. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. These agreements may be breached or become unenforceable, and we may not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors, resulting in increased competition for our products.

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing and distribution of current and new products. These projects include the following:

•	We have entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P in Japan. Kyorin subsequently sublicensed its rights under the agreement to Senju Pharmaceutical Co., Ltd. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•	We have entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., under which Senju became responsible for the development and commercialization of Lumigan® in Japan’s ophthalmic specialty area. Senju incurs associated costs, makes development and commercialization milestone payments and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•	We have licensed from Novartis the worldwide, excluding Japan, rights for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis. As a result of the buy-out agreement, we no longer pay royalties to Novartis based on sales of Restasis®.

•	We license to GSK all clinical development and commercial rights to Botox® in Japan and China. We receive royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments.

•	As a result of the Esprit acquisition, we obtained an exclusive license to market Sanctura® and Sanctura XRtm in the United States and its territories from Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XRtm and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XRtm. We have also entered into a co-promotion agreement with Indevus pursuant to which Indevus will co-promote Sanctura® and Sanctura XRtm through at least September 2008, subject to Indevus’ right to extend the co-promotion period for up to six months.

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

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. We also pride ourselves on our comprehensive and successful environmental health and safety programs and performance against internal objectives. We have been recognized many times for superior environmental health and safety performance.

Although we continue to make capital expenditures for environmental protection, we do not anticipate any expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

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

Third Party Coverage and Reimbursement

Health care providers generally rely on third-party payors, including governmental payors such as Medicare and Medicaid, and private insurance carriers, to adequately cover and reimburse the cost of pharmaceuticals and medical devices. Such third-party payors are increasingly challenging the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. The market for some of our products therefore is influenced by third-party payors’ policies. This includes the placement of our pharmaceutical products on drug formularies or lists of medications.

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

Furthermore, treatments for obesity alone may not be covered by third-party payors. In February 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the Lap-Band® System, for Medicare patients who have previously been unsuccessfully treated for obesity and who have a body mass index, or BMI, equal to or greater than 40 or a BMI of 35 and who have at least one co-morbidity. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. While Medicare policies are sometimes adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location, and we actively work with major insurance carriers to obtain reimbursement coverage for procedures using our Lap-Band® System product. For instance, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the Lap-Band® System, an important step in providing private payor reimbursement for the procedure.

Outside the United States, reimbursement programs vary on a country by country basis. In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the national budget for the type of product.

In the United States, there have been and continue to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, effective January 1, 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 implemented a new Part D prescription drug benefit under which Medicare beneficiaries can purchase certain prescription drugs at discounted prices from private sector entities, or Part D plan sponsors. Currently, drug manufacturers negotiate directly with Part D plan sponsors to determine whether their drugs will be listed on a Part D formulary and the prices at which such drugs will be listed. Industry competition to be included in formularies maintained by both private payors and Part D plans can result in downward pricing pressures on pharmaceutical companies. Although certain lawmakers have suggested in the past that the federal government should be granted the authority to negotiate the prices of drugs included on Part D formularies, at this time the federal government does not have such authority. There has also been an increased emphasis in the marketplace on the delivery of more cost-effective medical devices as well as a number of federal and state proposals to limit payments by local governmental payors for medical devices and the procedures in which medical devices are used.

Breast Implant Replacement Programs

We conduct our product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to our various breast implant products claiming the products were defective, lost volume or have resulted in injury to patients. In the event of a loss of shell integrity resulting in breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted in the United States, in most cases our ConfidencePlustm programs provide lifetime product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted outside of the United States are subject to a similar program. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

Employee Relations

At December 31, 2007, we employed approximately 7,886 persons throughout the world, including approximately 4,188 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers

Our executive officers and their ages as of February 28, 2008 are as follows:

Name	Age	Principal Position with Allergan

David E.I. Pyott	54	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	52	President, Allergan
James F. Barlow	49	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	50	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	47	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Douglas S. Ingram, Esq.	45	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Scott M. Whitcup, M.D.	48	Executive Vice President, Research & Development

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular disease. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute and the Board of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, and as a member of the Advisory Board for the Foundation of the American Academy of Ophthalmology.

Mr. Ball has been President, Allergan since February 2006. Mr. Ball was Executive Vice President and President, Pharmaceuticals from October 2003 until February 2006. Prior to that, Mr. Ball was Corporate Vice President and President, North America Region and Global Eye Rx Business since May 1998 and prior to that was Corporate Vice President and President, North America Region since April 1996. He joined Allergan in 1995 as Senior Vice President, U.S. Eye Care after 12 years with Syntex Corporation, a multinational pharmaceutical company, where he held a variety of positions including President, Syntex Inc. Canada and Senior Vice President, Syntex Laboratories. Mr. Ball serves on the board of directors of STEC, Inc., a publicly-traded manufacturer and marketer of computer memory and hard drive storage solutions.

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

Mr. Ingram has been Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2006. From October 2003 through October 2006, Mr. Ingram served as Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior to that he was Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Associate General Counsel from August 1998, Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher. Mr. Ingram manages the Global Legal Affairs organization, Global Regulatory Affairs, Compliance and Internal Audit, Corporate Communications, Global Trade Compliance, the Global Human Resources organization and the Information Technology organization. Mr. Ingram serves as a member of the board of directors of Volcom, Inc., a publicly-traded designer and distributor of clothing and accessories.

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

It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to develop products which are more effective. For instance, for our eye care products to be successful, we must be able to manufacture and effectively market those products and effectively detail them to a sufficient number of eye care professionals such that they determine to use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma remains effective. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. Similarly, if we fail to make sufficient investments in research and development programs, our current and planned products could be surpassed by more effective or advanced products developed by our competitors.

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Ipsen Ltd., or Ipsen, is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis Pharmaceutical Corporation, or Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Ipsen and Medicis submitted a Biologics License Application, or BLA, to the FDA for Reloxin® in December 2007. Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport® for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. Ipsen is also seeking approval for Reloxin® for cosmetic indications in the European Union, having submitted a file to the French regulatory authority in May 2003. We expect, based on comments made by Galderma, that Reloxin® will be approved in France in 2009.

Mentor Corporation is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice, or cGMP, regulations or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz received approval for Xeomin® in Germany and launched its product in July 2005, received approval in Mexico in 2006 and commenced sales in the United Kingdom and France in early 2008, and is pursuing additional approvals in the European Union and Latin America. Merz is currently in clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries across the European Union. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. In February 2007, Q-Med announced a worldwide license for Neuronox®, with the exception of certain countries in Asia where Medy-Tox may retain the marketing rights. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Mentor Corporation is our principal competitor in the United States for breast implants. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. We are aware of several companies conducting clinical studies of breast implant products in the United States. Internationally, we compete with several manufacturers, including Mentor Corporation, Sientra, Inc., MediCor Ltd, Poly Implant Prostheses, Nagor and Laboratoires Sebbin.

Medicis Pharmaceutical Corporation began marketing the dermal fillers Restylane® in January 2004 and Perlanetm in May 2007. Through our purchase of Cornéal, we acquired the rights to sell the Juvédermtm family of products worldwide. Juvédermtm 30, Juvédermtm Ultra and Juvédermtm Ultra Plus were approved by the FDA for sale in the United States in June 2006, and we announced nationwide availability of Juvédermtm Ultra and Juvédermtm Ultra Plus in January 2007. We cannot assure you that our Juvédermtm family of products will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.

In addition, in June 2007, the FDA approved label extensions for Juvedermtm Ultra and Juvedermtm Ultra Plus based on new clinical data demonstrating that effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. We cannot assure you that other dermal fillers, including hyaluronic acid dermal fillers, do not have or will not obtain labels or label extensions that demonstrate product effects that are equivalent to or better than our products. Should our competitors obtain such labels or label extensions demonstrating product effects that are equivalent to or better than our products, our sales of Juvedermtm could be materially and negatively impacted.

In September 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, announced FDA approval of its gastric band product, the Realizetm band, which competes with our Lap-Band® System in the U.S. market. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion.

Our products for the treatment of over-active-bladder, or OAB, Sanctura® and Sanctura XRtm, compete with several other OAB treatment products, most of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol® and Detrol® LA, Watson Pharma Inc.’s Oxytrol®, Novartis Pharmaceuticals Corporation and the Proctor & Gamble Company’s Enablex® and Astellas Pharma US, Inc. and GlaxoSmithKline’s Vesicare®. While we believe that Sanctura® and Sanctura XRtm have advantages over these competing products, we cannot assure you that Sanctura® and Sanctura XRtm offer more effective treatment of OAB for all patients, will be competitive in price or will obtain, maintain or expand market share in the OAB treatment market.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon, attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P product. Pursuant to our March 2006 settlement with Alcon, Alcon may sell, offer for sale or distribute its brimonidine product after September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if the extent to which prescriptions of Alphagan® P have been converted to other brimonidine-containing products we market has increased to a specified threshold. In May 2005, we received a paragraph 4 Hatch-Waxman Act certification from Apotex, Inc., in which it purports to have sought FDA approval to market a generic form of Acular LS®. In February 2007, we received a paragraph 4 Hatch-Waxman Act certification from Exela PharmSci, Inc. in which it purports to have sought FDA approval to market a generic form of Alphagan® P. In May 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex, Inc. in which it purports to have sought FDA approval to market a generic form of Alphagan® P. In October 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex Corp. in which it purports to have sought FDA approval to market a generic form of Zymar®. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

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

Breast augmentation, Botox® Cosmetic and dermal fillers are elective aesthetic procedures and are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these procedures and our other over-the-counter products, and this shift could have an adverse effect on our sales and profitability.

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

The loss of a material supplier or the interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMP regulations. We also obtain Sanctura® and Sanctura XRtm under a manufacturing agreement with a sole source supplier. If we experience difficulties acquiring sufficient quantities of these materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the cGMPs, obtaining the required regulatory approvals, including from the FDA or the European Medical Evaluation Agency, or EMEA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply products, which could cause our sales and profitability to decline. In addition, the manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

We also rely on a single supplier for silicone raw materials used in some of our products, including breast implants. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components. These third party manufacturers must maintain compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practice standard for medical devices and requires manufacturers to follow design, testing and control documentation and air quality assurance procedures during the manufacturing process. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decease in our revenues. Additionally, certain of our manufacturing processes that we perform are only performed at one location worldwide.

Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve regulatory approval for commercialization.

For our business model to be successful, we must continually develop, test and manufacture new products or achieve new indications or label extensions for the use of our existing products. Prior to marketing, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the United States and abroad. The development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products, including legal actions brought by our competitors. To obtain approval or clearance of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. Even if we believe that the data collected from clinical trials of new indications for our existing products or for our product candidates are promising, the FDA may find such data to be insufficient to support approval of the new indication or product. The FDA can delay, limit or deny approval or clearance of a new indication or product candidate for many reasons, including:

•	a determination that the new indication or product candidate is not safe and effective;
•	the FDA may interpret our preclinical and clinical data in different ways than we do;
•	the FDA may not approve our manufacturing processes or facilities;
•	the FDA may require us to perform post-marketing clinical studies; or
•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Acular LS®, Alphagan® P, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Combigantm, Ganfort®, Juvédermtm, the Lap-Band® System, Lumigan®, Restasis®, Sanctura®, Sanctura XRtm and Zymar®, as well as silicone breast implant products, new indications for Botox® and new products such as Posurdex® and Trivaristm. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action or that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

Our product development efforts may not result in commercial products.

We intend to continue an aggressive research and development program. Successful product development in the pharmaceutical and medical device industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;
•	the product candidate was not effective in treating a specified condition or illness;
•	the product candidate had harmful side effects in humans or animals;
•	the necessary regulatory bodies, such as the FDA, did not approve the product candidate for an intended use;
•	the product candidate was not economical for us to manufacture and commercialize;
•	other companies or people have or may have proprietary rights to the product candidate, such as patent rights, and will not sell or license these rights to us on reasonable terms, or at all;
•	the product candidate is not cost effective in light of existing therapeutics or alternative devices; and
•	certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities.

Several of our product candidates have failed or been discontinued at various stages in the product development process. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval.

If we are unable to obtain and maintain adequate protection for our intellectual property rights associated with the technologies incorporated into our products, our business and results of operations could suffer.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture generic forms of our previously protected product or manufacture similar products or devices at lower cost, without having had to incur significant research and development costs in formulating the product or designing the device. Therefore, our future financial success may depend in part on obtaining patent protection for technologies incorporated into our products. We cannot assure you that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure you that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure you that others will not commercialize products substantially identical to those products. Generic drug manufacturers are currently challenging the patents covering certain of our products, and we expect that they will continue to do so in the future.

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

We also believe that the protection of our trademarks and service marks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, their value to us could be lost or diminished, seriously impairing our competitive position. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality and proprietary information agreements with third parties, including our partners, customers, employees and consultants. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential information. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

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

In the United States, some of our pharmaceutical products are subject to competition from lower priced versions of those products and competing products from Canada, Mexico and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these other markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. These foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This law contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human

Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Public Law Number 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the U.S. Customs Services from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act. In addition, certain state and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may also launch importation efforts.

The importation of foreign products adversely affects our profitability in the United States. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to import products from abroad.

Our ownership of real property and the operation of our business will continue to expose us to risks of environmental liabilities.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or the businesses that may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements or remediating any contaminated property could have a material adverse effect on our business, assets or results of operations. Any costs or expenses relating to environmental matters may not be covered by insurance.

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

As part of the Inamed acquisition, we assumed Inamed’s product liability risks, including any product liability for its past and present manufacturing of breast implant products. The manufacture and sale of breast implant products has been and continues to be the subject of a significant number of product liability claims due to allegations that the medical devices cause disease or result in complications and other health conditions due to rupture, deflation or other product failure. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current products liability litigation. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy.

Additionally, recent FDA marketing approval for our silicone breast implants requires that:

•	we monitor patients in our core study out to 10 years if there has been explantation without replacement;
•	patients in the core study receive magnetic resonance imaging tests, or MRIs, at seven and nine years;
•	we conduct a large, 10-year postapproval study; and
•	we conduct additional smaller studies, including a study aimed at ensuring patients are adequately informed about the risks of our silicone breast implants and that the format and content of patient labeling is adequate.

We are seeking marketing approval for other silicone breast implants in the United States, and if we obtain this approval, it may similarly be subject to significant restrictions and requirements, including the need for a patient registry, follow up MRIs and substantial Phase IV clinical trial commitments.

We also face a substantial risk of product liability claims from our eye care, neuromodulator, urology, skin care, obesity intervention and facial aesthetics products. Additionally, our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed, improperly implanted or based on faulty surgical technique. We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.

Negative publicity concerning the safety of our products may harm our sales, force us to withdraw products and cause a decline in our stock price.

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, breast implants, eye care pharmaceuticals, urology pharmaceuticals, skin care products, obesity intervention products and facial dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity — whether accurate or inaccurate — about our products, based on, for example, news about Botox®, breast implant litigation or regulatory activities and developments, whether involving us or a competitor, or new government regulation, could materially reduce market acceptance of our products and could result in product withdrawals. For example, recent activities by an advocacy group requesting labeling changes for botulinum toxins marketed in the United States resulted in significant adverse media attention. Significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Furthermore, adverse publicity associated with such an event could cause our stock price to decline or consumers to seek alternatives to our products, which may cause our sales to decline, and could lead to a further decline in our stock price, even if our products are ultimately determined not to have been the primary cause of the event.

Health care initiatives and other third-party payor cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third-party payors increasingly challenge pharmaceutical and other medical device product pricing. There also continues to be a trend toward managed healthcare in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and/or a reduction in demand for our products.

In addition, legislative and regulatory proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, the Deficit Reduction Act of 2005, or DRA, and the hospital outpatient prospective payment system, or HOPPS, could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. The MMA also established a competitive acquisition program, or CAP, in which physicians who administer drugs in their offices are offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Implementation of the CAP began in July 2006. Further, the DRA requires the Centers for Medicare and Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and overseas the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing its July rule. If CMS is ultimately permitted to implement its rule, changes could lead to reduced payments to pharmacies for certain pharmaceutical products. In addition and effective January 1, 2008, Medicare reduced reimbursement for separately payable physician-administered drugs under HOPPS, and may continue to reduce reimbursement in the future. These or other reimbursement reductions may make it financially impractical for hospitals to offer treatment, which could negatively affect our ability to sell our products in the hospital market. These and other cost containment measures and healthcare reforms could adversely affect our ability to sell our products.

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

Our ability to sell our products to United States hospitals depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	adverse changes in tariff and trade protection measures;
•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;
•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	differing labor regulations;
•	changing economic conditions in countries where our products are sold or manufactured or in other countries;
•	differing local product preferences and product requirements;
•	exchange rate risks;
•	restrictions on the repatriation of funds;
•	political unrest and hostilities;
•	product liability, intellectual property and other claims;
•	new export license requirements;
•	differing degrees of protection for intellectual property; and
•	difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the Foreign Corrupt Practices Act.

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

We sell our pharmaceutical products primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation. As a result, a smaller number of large wholesale distributors control a significant share of the market. We expect that consolidation of drug wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including FDA cGMP regulations with respect to drug and biologic products and the QSR with respect to medical device products. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our direct and indirect suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

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

Even after we obtain regulatory approval or clearance for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP and QSR regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical and medical device industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. For example, we received a warning letter from the FDA in May 2007 stating that we submitted a false and misleading journal advertisement for Acular LS®. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical, biologic or medical device products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we disseminate peer-reviewed articles on our products to targeted physicians. If, however, our promotional activities fail to comply with the FDA’s or another regulatory body’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or another enforcement agency.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market and distribute existing products.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

The Federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the July 2002 PhRMA Code on Interactions with Healthcare Professionals. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. These laws are complex and often difficult to interpret and apply, and we may be required in the future to alter our practices to be in compliance. Allegations that we have violated these laws could disrupt our business and subject us to criminal or civil enforcement actions. Violations are punishable by severe criminal penalties, including fines or imprisonment. In addition, violations may result in civil penalties, including fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. These penalties could have a material adverse effect on our business.

If our collaborative partners do not perform, we will be unable to develop and market products as anticipated.

We have entered into collaborative arrangements with third parties to develop and market certain products, including our arrangement with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States, our arrangement with Indevus to market Sanctura XRtm in the United States, our co-promotion agreement with Covidien to promote the Lap-Band® System in the United States, our agreement with Clinique to develop, market and distribute a new physician dispensed skin care line for sale in the United States and our agreement with Stiefel to co-promote our current Tazorac® products to dermatologists and pediatricians and to develop and commercialize new products that include tazarotene. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.

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

Our total indebtedness as of December 31, 2007 was approximately $1,629.9 million. This indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things:

•	incur liens or engage in sale lease-back transactions; and
•	engage in consolidations, mergers and asset sales.

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

Outside of the United States, we own, lease and operate various facilities for manufacturing and warehousing. Those facilities are located in Brazil, France, Ireland and Costa Rica. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Singapore, Spain and the United Kingdom.

Item 3.	Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 13, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

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

	2007(1)			2006(1)
Calendar Quarter	Low	High	Div.	Low	High	Div.

First	$52.50	$60.61	$0.05	$52.51	$59.00	$0.05
Second	55.15	62.50	0.05	46.29	54.66	0.05
Third	56.96	66.15	0.05	51.40	57.82	0.05
Fourth	60.79	69.15	0.05	52.92	61.51	0.05

(1)	Adjusted to reflect the effect of our two-for-one stock split that was completed on June 22, 2007.

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.” In newspapers, stock information is frequently listed as “Alergn.”

The approximate number of stockholders of record of our common stock was 5,731 as of February 12, 2008.

On January 29, 2008, our Board of Directors declared a cash dividend of $0.05 per share, payable March 7, 2008 to stockholders of record on February 15, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2007.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value) of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased(1)	per Share	or Programs	the Plans or Programs(2)

September 29, 2007 to October 31, 2007	0	N/A	0	17,859,995
November 1, 2007 to November 30, 2007	1,928,907	$64.66	0	16,210,947
December 1, 2007 to December 31, 2007	0	N/A	0	16,794,929
Total	1,928,907	$64.66	0	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program after giving effect to our June 22, 2007 two-for-one stock split, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of December 31, 2007, we held approximately 1.6 million treasury shares under this program.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)

Summary of Operations
Product net sales	$3,879.0	$3,010.1	$2,319.2	$2,045.6	$1,755.4
Other revenues	59.9	53.2	23.4	13.3	9.4
Research service revenues	—	—	—	—	16.0

Total revenues	3,938.9	3,063.3	2,342.6	2,058.9	1,780.8
Operating costs and expenses:
Cost of product sales (excludes amortization of acquired intangible assets)	673.2	575.7	385.3	381.7	316.9
Cost of research services	—	—	—	—	14.5
Selling, general and administrative	1,680.1	1,333.4	936.8	791.7	705.9
Research and development	718.1	1,055.5	388.3	342.9	762.6
Amortization of acquired intangible assets	121.3	79.6	17.5	8.2	5.0
Restructuring charges (reversal) and asset write-offs, net	26.8	22.3	43.8	7.0	(0.4)

Operating income (loss)	719.4	(3.2)	570.9	527.4	(23.7)
Non-operating (loss) income	(31.7)	(16.3)	28.3	4.7	(5.8)

Earnings (loss) from continuing operations before income taxes and minority interest	687.7	(19.5)	599.2	532.1	(29.5)
Earnings (loss) from continuing operations	501.0	(127.4)	403.9	377.1	(52.5)
Loss from discontinued operations	(1.7)	—	—	—	—
Net earnings (loss)	$499.3	$(127.4)	$403.9	$377.1	$(52.5)

Basic earnings (loss) per share:
Continuing operations	$1.64	$(0.43)	$1.54	$1.44	$(0.20)
Discontinued operations	—	—	—	—	—
Diluted earnings (loss) per share:
Continuing operations	$1.62	$(0.43)	$1.51	$1.41	$(0.20)
Discontinued operations	—	—	—	—	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.18	$0.18

Financial Position
Current assets	$2,124.2	$2,130.3	$1,825.6	$1,376.0	$928.2
Working capital	1,408.5	1,472.2	781.6	916.4	544.8
Total assets	6,579.3	5,767.1	2,850.5	2,257.0	1,754.9
Long-term debt, excluding current portion	1,590.2	1,606.4	57.5	570.1	573.3
Total stockholders’ equity	3,738.6	3,143.1	1,566.9	1,116.2	718.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2007, and our financial condition at December 31, 2007. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Critical Accounting Policies, Estimates and Assumptions

The preparation and presentation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. In our judgment, the accounting policies, estimates and assumptions described below have the greatest potential impact on our consolidated financial statements. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.8 million and $2.3 million at December 31, 2007 and 2006, respectively. Provisions for cash discounts deducted from consolidated sales in 2007, 2006 and 2005 were $35.1 million, $30.9 million and $26.6 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2007 and 2006 were $29.8 million and $20.1 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheet. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $297.4 million, $146.5 million and $30.6 million in 2007, 2006 and 2005, respectively. The increase in the allowance for sales returns at December 31, 2007 compared to December 31, 2006 and the increase in the provision for sales returns in 2007 and 2006 compared to the corresponding prior year were primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” The amounts accrued for sales rebates and other incentive programs were $82.0 million and $71.2 million at December 31, 2007 and 2006, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $224.1 million, $175.6 million and $167.4 million in 2007, 2006 and 2005, respectively. The increase in the provision for sales rebates and other incentive programs during 2007 and 2006 compared to the corresponding prior year is primarily due to an increase in U.S. specialty pharmaceutical sales, principally eye care pharmaceutical products, which are subject to such rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2007 and 2006, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $5 million to $6 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 8.25% for 2007, which is the same rate used for 2006 and 2005. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans were 6.43%, 6.19% and 6.89% for 2007, 2006 and 2005, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2008 pre-tax pension benefit cost by approximately $1.3 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2007 were 6.25% and 5.50%, respectively, and at December 31, 2006 were 5.90% and 4.65%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2007 were 5.90% and 4.65%, respectively, for 2006, 5.60% and 4.24%, respectively, and for 2005, 5.95% and 5.05%, respectively. We determine the discount rate largely based upon an index of high-quality fixed income investments (for our U.S. plans, we use the U.S. Moody’s Aa Corporate Long Bond Index and for our non-U.S. plans, we use the iBoxx € Corporate AA 10+ Year Index and the iBoxx £ Corporate AA 15+ Year Index) and, for our U.S. plans, a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2008 pre-tax pension benefit costs by approximately $3.3 million and increase our pension plans’ projected benefit obligations at December 31, 2007 by approximately $27.8 million.

Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at the grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards and recognize shared-based compensation cost over the vesting period using the straight-line single option method. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant. Accordingly, no compensation expense for stock option awards was recognized in the periods before January 1, 2006.

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States and other jurisdictions, and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of our 2008 fiscal year.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, our policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. We record a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. Due to the inherent risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note 1, “Summary of Significant Accounting Policies,” and Note 9, “Income Taxes,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Valuation allowances against our deferred tax assets were $99.9 million and $20.8 million at December 31, 2007 and December 31, 2006, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate. The increase in the amount of valuation allowances at December 31, 2007 compared to December 31, 2006 is primarily due to our October 2007 acquisition of Esprit Pharma Holding Company, Inc., or Esprit, and our February 2007 acquisition of EndoArt SA, or EndoArt. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts we estimate. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of our 2008 fiscal year.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2007, we had approximately $1,007.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

On October 16, 2007, we acquired Esprit for an aggregate purchase price of approximately $370.7 million, net of cash acquired. On February 22, 2007, we acquired EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. On March 23, 2006, we completed the acquisition of Inamed Corporation, or Inamed, for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of our common stock with a fair value of approximately $1.9 billion. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. We engaged an independent third-party valuation firm to assist us in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. Fair value estimates for purchase price allocations may change during the allowable allocation period, which is currently up to one year from the acquisition dates, if additional information becomes available.

Discontinued Operations

On July 2, 2007, we completed the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition in January 2007, for net cash proceeds of $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current liabilities of $4.2 million. We recorded a pre-tax loss of $1.3 million ($1.0 million net of tax) associated with the sale.

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

The following table sets forth selected financial data of our discontinued operations for 2007. There were no comparable amounts for 2006 or 2005.

Selected Financial Data for Discontinued Operations

(in millions)

Net sales	$20.0
Loss from discontinued operations before income taxes	$(1.1)
Loss from discontinued operations	$(0.7)

Continuing Operations

Headquartered in Irvine, California, we are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics and medical devices that enable people to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatological, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, chronic dry eye, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel-filled breast implants, cosmetic injections, dermal fillers and obesity intervention products. At December 31, 2007, we employed approximately 7,886 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Continuing Operations

Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the BIBtm BioEnterics® Intragastric Balloon; and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

Management evaluates our business segments and various global product portfolios on a revenue basis, which is presented below in accordance with GAAP. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported sales, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported sales. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2007, 2006 and 2005:

	Year Ended		Change in			Percent Change in
	December 31,		Product Net Sales			Product Net Sales
	2007	2006	Total	Performance	Currency	Total	Performance	Currency
			(in millions)

Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,776.5	$1,530.6	$245.9	$200.1	$45.8	16.1%	13.1%	3.0%
Botox®/Neuromodulator	1,211.8	982.2	229.6	201.9	27.7	23.4%	20.6%	2.8%
Skin Care	110.7	125.7	(15.0)	(15.1)	0.1	(11.9)%	(12.0)%	0.1%
Urologics	6.0	—	6.0	6.0	—	—%	—%	—%

Total Specialty Pharmaceuticals	3,105.0	2,638.5	466.5	392.9	73.6	17.7%	14.9%	2.8%

Medical Devices:
Breast Aesthetics	298.4	177.2	121.2	114.1	7.1	68.4%	64.4%	4.0%
Obesity Intervention	270.1	142.3	127.8	124.0	3.8	89.8%	87.1%	2.7%
Facial Aesthetics	202.8	52.1	150.7	147.8	2.9	289.3%	283.7%	5.6%

Core Medical Devices	771.3	371.6	399.7	385.9	13.8	107.6%	103.8%	3.8%
Other(a)	2.7	—	2.7	2.7	—	—%	—%	—%

Total Medical Devices	774.0	371.6	402.4	388.6	13.8	108.3%	104.5%	3.8%

Total product net sales	$3,879.0	$3,010.1	$868.9	$781.5	$87.4	28.9%	26.0%	2.9%

Domestic product net sales	65.7%	67.4%
International product net sales	34.3%	32.6%

Selected Product Sales:
Alphagan® P, Alphagan® and Combigantm	$341.4	$295.9	$45.5	$35.4	$10.1	15.4%	12.0%	3.4%
Lumigan® Franchise	391.7	327.5	64.2	52.1	12.1	19.6%	15.9%	3.7%
Other Glaucoma	15.3	16.3	(1.0)	(2.1)	1.1	(6.5)%	(12.9)%	6.4%
Restasis®	344.5	270.2	74.3	74.1	0.2	27.5%	27.4%	0.1%
Sanctura® Franchise	4.9	—	4.9	4.9	—	—%	—%	—%

	Year Ended		Change in			Percent Change in
	December 31,		Product Net Sales			Product Net Sales
	2006	2005	Total	Performance	Currency	Total	Performance	Currency
			(in millions)

Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,530.6	$1,321.7	$208.9	$200.0	$8.9	15.8%	15.1%	0.7%
Botox®/Neuromodulator	982.2	830.9	151.3	145.1	6.2	18.2%	17.5%	0.7%
Skin Care	125.7	120.2	5.5	5.4	0.1	4.6%	4.5%	0.1%

Subtotal Pharmaceuticals	2,638.5	2,272.8	365.7	350.5	15.2	16.1%	15.4%	0.7%
Other(b)	—	46.4	(46.4)	(46.4)	—	(100.0)%	(100.0)%	—%

Total Specialty Pharmaceuticals	2,638.5	2,319.2	319.3	304.1	15.2	13.8%	13.1%	0.7%

Medical Devices:
Breast Aesthetics	177.2	—	177.2	177.2	—	—%	—%	—%
Obesity Intervention	142.3	—	142.3	142.3	—	—%	—%	—%
Facial Aesthetics	52.1	—	52.1	52.1	—	—%	—%	—%

Total Medical Devices	371.6	—	371.6	371.6	—	—%	—%	—%

Total product net sales	$3,010.1	$2,319.2	$690.9	$675.7	$15.2	29.8%	29.1%	0.7%

Domestic product net sales	67.4%	67.5%
International product net sales	32.6%	32.5%

Selected Product Sales:
Alphagan® P, Alphagan® and Combigantm	$295.9	$277.2	$18.7	$16.9	$1.8	6.7%	6.1%	0.6%
Lumigan® Franchise	327.5	267.6	59.9	57.8	2.1	22.4%	21.6%	0.8%
Other Glaucoma	16.3	18.0	(1.7)	(1.9)	0.2	(9.2)%	(10.4)%	1.2%
Restasis®	270.2	190.9	79.3	79.2	0.1	41.6%	41.5%	0.1%

(a)	Other medical devices sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007.

(b)	Other specialty pharmaceuticals sales primarily consist of sales to Advanced Medical Optics, Inc., or AMO, pursuant to a manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005.

Product Net Sales

The $868.9 million increase in product net sales in 2007 compared to 2006 was the combined result of an increase of $466.5 million in our specialty pharmaceuticals product net sales and an increase of $402.4 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines. The increase in medical devices product net sales reflects significant growth across all product lines. The increase in medical devices product net sales in 2007 compared to 2006 was also positively impacted by the March 2006 Inamed and January 2007 Cornéal business acquisitions. We did not detect any significant impact on our sales during 2007 from declines in consumer spending in the United States or other major international markets.

Eye care pharmaceuticals sales increased in 2007 compared to 2006 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong sales growth from Ganfort®, our Lumigan® and timolol combination, which we launched in 2006 in certain European markets, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma that we launched in the United States in the first quarter of 2006, an increase in sales of Combigantm in Europe, Latin America, Asia, Canada and, to a lesser degree, in the United States due to the initial U.S. launch of Combigantm late in the fourth quarter of 2007, an increase in sales of Acular LS®, our more recent non-steroidal anti-inflammatory, and growth in sales of eye drop products, primarily Refresh® and Optivetm, our artificial tear that was launched in the United States, Europe, Latin America, Asia and Australia during 2007. In addition, net sales of eye care pharmaceuticals benefited from an increase in net sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, and Zymar®, an ophthalmic anti-infective product for the treatment of bacterial conjunctivitis, in 2007 compared to 2006. These increases in eye care pharmaceuticals sales were partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand resulting from a decrease in promotion efforts. We continue to believe that generic formulations of Alphagan® may have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceuticals sales during 2007 was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from seven percent to nine percent, effective February 3, 2007. We increased the published U.S. list price for Restasis® by seven percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by nine percent, Elestat® by seven percent and Zymar® by seven percent. This increase in prices had a positive net effect on our U.S. sales for 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2007, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Botox® sales increased in 2007 compared to 2006 primarily due to strong growth in demand in the United States and in international markets for both cosmetic and therapeutic use. Effective January 1, 2007, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which may have had a positive effect on our U.S. sales growth in 2007, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific. Based on internal information and assumptions, we estimate in 2007 that Botox® therapeutic sales accounted for approximately 50% of total consolidated Botox® sales and grew at a rate of approximately 19% compared to 2006. In 2007, Botox® cosmetic sales accounted for approximately 50% of total consolidated Botox® sales and grew at a rate of approximately 29% compared to 2006. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.

Skin care sales, which are presently concentrated in the United States, decreased in 2007 compared to 2006 primarily due to lower sales of Tazorac®, principally due to the impact of a negative change in formulary positions at key managed cared plans from the end of 2006, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevagetm MD, partially offset by an increase in sales of Vivitétm, a new line of physician dispensed skin care products. Net sales of Tazorac®, Zorac® and Avage® decreased $11.3 million, or 12.4%, to $79.9 million in 2007, compared to $91.2 million in 2006. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by nine percent effective February 3, 2007. On January 24, 2008, we announced a strategic collaboration with Clinique Laboratories, LLC to develop and market a new skin care line, which will be sold exclusively in physicians’ offices. In the third quarter of 2007, we entered into a collaboration with Stiefel Laboratories, Inc. to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States.

In connection with our Esprit acquisition in October 2007, we established a new product line that is focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic for the treatment of over-active bladder. In January 2008, we launched Sanctura XRtm, our improved once-daily treatment for over-active bladder.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel-filled and saline-filled breast implants and tissue expanders, increased $121.2 million, or 68.4%, to $298.4 million in 2007 compared to $177.2 million in 2006 primarily due to strong sales growth in all of our principal geographic markets and the full year impact of the Inamed acquisition in 2007 compared to only nine months of sales activity in 2006. The November 2006 U.S. Food and Drug Administration, or FDA, and Health Canada, approvals of certain silicone gel-

filled breast implants for breast augmentation, revision or reconstructive surgery and the transition of the market from lower priced saline products to higher priced silicone products in North America had a positive effect on net sales in the United States and Canada in 2007 compared to 2006.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band APtm Systems and BIBtm System, increased $127.8 million, or 89.8%, to $270.1 million in 2007 compared to $142.3 million in 2006 primarily due to strong sales growth across all of our principal geographic markets and the full year impact of the Inamed acquisition in 2007 compared to only nine months of sales activity in 2006. Net sales of obesity intervention products were also positively benefited in 2007 compared to 2006 by an approximately three percent increase in the published U.S. list price for our Lap-Band® System effective July 2, 2007 and our introduction in the United States of a premium priced, next generation Advanced Performance (AP) Band.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased $150.7 million, or 289.3%, to $202.8 million in 2007 compared to $52.1 million in 2006 primarily due to strong sales growth in all of our principal geographic markets and the full year impact in 2007 of the Cornéal and Inamed acquisitions. Our January 2007 launch of our FDA approved hyaluronic acid-based dermal fillers Juvédermtm Ultra and Juvédermtm Ultra Plus had a positive effect on net sales in the United States in 2007 compared to 2006. The 2007 launch of these products in Canada and Australia also had a positive effect on net sales growth in 2007 compared to 2006. The increase in net sales was partially offset by a general decline in sales of collagen-based dermal fillers due to our reduced promotion efforts associated with those products. Our acquisition of Cornéal in January 2007, had a positive effect on our net sales of facial aesthetic products in Europe and Asia in 2007 compared to 2006.

Net sales of other medical devices were $2.7 million in 2007 and consisted of sales of ophthalmic surgical devices under a manufacturing and supply agreement. The manufacturing and supply agreement was entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business. This agreement was substantially concluded in December 2007.

Foreign currency changes increased product net sales by $87.4 million in 2007 compared to 2006, primarily due to the strengthening of the euro, Brazilian real, U.K. pound, Australian dollar and the Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.7 percentage points to 65.7% in 2007 compared to U.S. sales of 67.4% in 2006, due primarily to an increase in international specialty pharmaceutical product net sales as a percentage of total specialty pharmaceuticals net sales, partially offset by an increase in U.S. sales of medical devices as a percentage of total medical devices net sales, primarily driven by growth in U.S. sales of Juvédermtm dermal fillers and a decrease in U.S. skin care sales. The increase in the international percentage of specialty pharmaceutical net sales was primarily due to growth in international product net sales of Botox® and eye care pharmaceuticals.

The $690.9 million increase in product net sales in 2006 compared to 2005 primarily resulted from $371.6 million of medical devices product net sales in 2006 following the Inamed acquisition and an increase of $319.3 million in our specialty pharmaceuticals product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines, partially offset by a decrease in other specialty pharmaceuticals sales, primarily consisting of contract sales to AMO that terminated as scheduled in June 2005.

Eye care pharmaceuticals sales increased in 2006 compared to 2005 primarily because of strong growth in sales of Restasis®, our therapeutic for the treatment of chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, growth in sales of eye drop products, primarily Refresh®, an increase in sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, an increase in sales of Combigantm in Europe, Latin America and Canada, an increase in new product sales of Alphagan® P 0.1%, our recently introduced next generation of Alphagan® for the treatment of glaucoma that was launched in the United States in the first quarter of 2006, strong sales growth of Zymar®, a newer anti-infective, and an increase in sales of Acular LS®, our newer non-steroidal anti-inflammatory. This increase in eye care pharmaceuticals sales was partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand and the negative effect of generic Alphagan® competition, a decrease in sales of Acular®, our older generation anti-inflammatory, and lower sales of other glaucoma products. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to nine percent, effective January 22, 2006. We increased the published U.S. list price for Lumigan® by five percent, Restasis® by seven percent, Alphagan® P 0.15% by five percent, Zymar® by seven percent, and Acular LS® by nine percent. This increase in prices had a positive net effect on our U.S. sales for 2006, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2006, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Botox® sales increased in 2006 compared to 2005 primarily due to strong growth in demand in the United States and in international markets, excluding Japan, for both cosmetic and therapeutic use. Effective January 1, 2006, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2006, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific outside Japan. This increase in international Botox® sales was partially offset by a $38.8 million decrease in international sales of Botox® for therapeutic use in Japan, where we adopted a third party license and distribution business model as a result of our long-term agreement with GlaxoSmithKline, or GSK, that commenced in September 2005. Based on internal information and assumptions, we estimate in 2006 that Botox® therapeutic sales accounted for approximately 52% of total consolidated Botox® net sales and cosmetic sales accounted for approximately 48% of total consolidated Botox® net sales. Therapeutic and cosmetic net sales increased by approximately 8% and 32%, respectively in 2006 compared to 2005. The growth rate in Botox® therapeutic net sales was negatively impacted in 2006 by the $38.8 million reduction in net sales in Japan in 2006 compared to 2005 due to our long-term agreement with GSK. Excluding this net sales reduction of $38.8 million in Japan, therapeutic Botox® net sales increased by 17% in 2006 compared to 2005. We believe our worldwide market share for neuromodulators, including Botox®, was over 85%.

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

Foreign currency changes increased product net sales by $15.2 million in 2006 compared to 2005, primarily due to the strengthening of the euro, U.K. pound, Canadian dollar and Brazilian real, partially offset by the weakening of the Australian dollar and other Asian and Latin American currencies compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 0.1 percentage points to 67.4% in 2006 compared to U.S. sales of 67.5% in 2005, due primarily to the impact of sales of medical device products, which had a lower amount of U.S. sales as a percentage of total product net sales compared to our pharmaceutical products, and a decrease in U.S. other non-pharmaceutical sales, partially offset by an increase in U.S. Botox® sales as a percentage of total pharmaceutical product net sales.

Other Revenues

Other revenues increased $6.7 million to $59.9 million in 2007 compared to $53.2 million in 2006. The increase in other revenues in 2007 compared to 2006 is primarily due to an increase of approximately $7.7 million in royalty income earned principally from sales of Botox® in Japan and China by GlaxoSmithKline, or GSK, under a license agreement, and other miscellaneous royalty income, partially offset by a decrease of approximately $1.0 million in reimbursement income, primarily related to services provided in connection with a contractual agreement for the development of Posurdex® for the ophthalmic specialty pharmaceutical market in Japan.

Other revenues increased $29.8 million to $53.2 million in 2006 compared to $23.4 million in 2005. The increase in other revenues in 2006 compared to 2005 is primarily related to an increase of approximately $18.0 million in royalty income earned principally from sales of Botox® in Japan by GSK and other miscellaneous royalty agreements, and an increase of approximately $11.8 million in reimbursement income, earned primarily from services provided in connection with contractual agreements related to the development and promotion of Botox® in Japan and China, the co-promotion of GSK’s products Imitrex Statdose System® and Amerge® in the United States to neurologists, and services performed under a co-promotion agreement for a third-party skin care product.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of operations:

	Year Ended December 31,
	2007	2006	2005

Product net sales	100.0%	100.0%	100.0%
Other revenues	1.5	1.7	1.0
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	17.4	19.1	16.6
Selling, general and administrative	43.3	44.3	40.4
Research and development	18.5	35.1	16.7
Amortization of acquired intangible assets	3.1	2.6	0.8
Restructuring charges	0.7	0.7	1.9

Operating income (loss)	18.5	(0.1)	24.6
Non-operating income (expense)	(0.8)	(0.5)	1.2

Earnings (loss) from continuing operations before income taxes and minority interest	17.7%	(0.6)%	25.8%

Net earnings (loss) from continuing operations	12.9%	(4.2)%	17.4%

Cost of Sales

Cost of sales increased $97.5 million, or 16.9%, in 2007 to $673.2 million, or 17.4% of product net sales, compared to $575.7 million, or 19.1% of product net sales in 2006. Cost of sales includes charges of $3.3 million in 2007 and $47.9 million in 2006 for purchase accounting fair-market value inventory adjustment rollouts related to the 2007 acquisitions of Cornéal and Esprit and the 2006 acquisition of Inamed, respectively. Excluding the effect of these purchase accounting charges, cost of sales increased $142.1 million, or 26.9%, in 2007 compared to 2006. This increase in cost of sales, excluding the effect of purchase accounting charges, in 2007 compared to the 2006 primarily resulted from the 28.9% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of purchase accounting charges, declined to 17.3% in 2007 from 17.5% in 2006. Cost of sales as a percentage of product net sales declined during 2007 compared to 2006 primarily as a result of the January 2007 launch of Juvédermtm Ultra and Juvédermtm Ultra Plus and the November 2006 FDA approval of certain silicone gel-filled breast implants in the United States. These products generally have lower cost of sales as a percentage of product net sales compared to our collagen-based dermal fillers and saline-filled breast implants. Additionally, higher levels of production of medical device products during 2007 compared to 2006 led to improved manufacturing efficiencies. These improvements in cost of sales as a percentage of product net sales were partially offset by the impact of the overall increase in our medical device product net sales, which generally have a higher cost of sales percentage compared to our specialty pharmaceutical products.

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

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $346.7 million, or 26.0%, to $1,680.1 million, or 43.3% of product net sales, in 2007 compared to $1,333.4 million, or 44.3% of product net sales in 2006. The current year increase in the dollar amount of SG&A expenses primarily relates to a substantial increase in promotion, selling and marketing expenses and an increase in general and administrative expenses to support the continuing growth in revenues. Promotion expenses primarily increased due to additional costs to promote our medical device product lines that we obtained in the Inamed acquisition, including an increase in direct-to-consumer advertising and other promotional costs for our Lap-Band® System, Juvédermtm Ultra and Juvédermtm Ultra Plus dermal fillers, and Natrelle® silicone breast implant products. The increase in selling and marketing expenses principally relate to personnel and related incentive compensation costs driven by the expansion of our U.S. and European facial aesthetics, neuroscience, breast implant and obesity intervention sales forces. The increase in selling and marketing expenses in 2007 compared to 2006 was also impacted by an increase in our U.S. and European ophthalmology sales forces, the addition of the Esprit sales personnel in the fourth quarter of 2007 and launch related expenses for Sanctura XRtm and Combigantm. General and administrative expenses increased in 2007 compared to 2006 primarily due to an increase in incentive compensation, legal, finance, information systems, human resources and facilities costs. Additionally, we did not incur any significant SG&A expenses related to our medical device product lines prior to our acquisition of Inamed in March 2006. In 2007, SG&A expenses also include $14.5 million of integration and transition costs related to the Esprit, Cornéal, EndoArt and Inamed acquisitions, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. In 2006, SG&A expenses also included a $28.5 million contribution to The Allergan Foundation, $19.6 million of integration and transition costs related to the acquisition of Inamed and $5.7 million of transition and duplicate operating expenses, including a loss of $3.4 million on the sale of our Mougins, France facility, primarily related to the restructuring and streamlining of our European operations. SG&A expenses as a percentage of product net sales declined in 2007 compared to 2006 due primarily to lower general and administrative and selling expenses, partially offset by higher promotion and marketing expenses, as a percentage of product net sales.

SG&A expenses increased $396.6 million, or 42.3%, to $1,333.4 million, or 44.3% of product net sales in 2006 compared to $936.8 million, or 40.4% of product net sales in 2005. The increase in the dollar amount of SG&A expenses primarily related to increased SG&A expenses associated with the Inamed acquisition, an increase in selling expenses, principally personnel costs driven by the expansion of our U.S. facial aesthetics, neuroscience and ophthalmology sales forces and our European glaucoma sales force to promote growth in consolidated product sales, especially for Restasis®, Lumigan®, Combigantm, Botox® and Botox® Cosmetic, and to support our agreement with GSK to promote GSK’s Imitrex Statdose System® and Amerge® products in the United States. SG&A also increased in 2006 compared to 2005 due to an increase in marketing expenses supporting our expanded selling efforts, higher general and administrative expenses, primarily incentive compensation costs, legal costs and bank fees, an increase in integration and transition costs related to the Inamed acquisition of $19.6 million, additional costs associated with the recording of stock option compensation of $34.6 million starting in 2006, and a $1.9 million increase in transition and duplicate operating expenses associated with the restructuring and streamlining of our European operations, to $5.7 million in 2006, which includes a loss of $3.4 million on the sale of our Mougins, France facility, compared to $3.8 million in 2005. In addition, SG&A expenses increased in 2006 compared to 2005 due to pre-tax gains in 2005 totaling $14.2 million that did not recur in 2006. These gains in 2005 consisted of a $7.9 million pre-tax gain on the sale of our contact lens care and surgical distribution business in India to a subsidiary of AMO, a $5.7 million pre-tax gain on the sale of assets primarily used for contract manufacturing and the former distribution of AMO related products at our manufacturing facility in Ireland, and a $0.6 million pre-tax gain from the sale of a former manufacturing plant in Argentina. SG&A expenses in 2006 also included a $28.5 million contribution to The Allergan Foundation compared to a $2.0 million contribution in 2005. SG&A expenses as a percentage of product net sales increased in 2006 compared to 2005 due primarily to higher selling expenses and general and administrative costs, partially offset by lower promotion expenses as a percentage of product net sales.

Research and Development

Research and development, or R&D, expenses decreased $337.4 million, or 32.0%, to $718.1 million in 2007, or 18.5% of product net sales, compared to $1,055.5 million, or 35.1% of product net sales in 2006. For the year ended December 31, 2007, R&D expenses include a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition, and for 2006 include a charge of $579.3 million for in-process research and development assets acquired in the Inamed acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the in-process research and development charges, R&D expenses increased by $169.9 million, or 35.7%, to $646.1 million in 2007, or 16.7% of product net sales, compared to $476.2 million, or 15.8% of product net sales in 2006. The increase in R&D expenses, excluding the in-process research and development charges, primarily resulted from higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies and the addition of development expenses associated with our medical device products acquired in the EndoArt, Cornéal and Inamed acquisitions. R&D spending increases in 2007 compared to 2006 were primarily driven by an increase in clinical trial costs associated with Posurdex®, Trivaristm, certain Botox® indications for overactive bladder and migraine headache, and alpha agonists for the treatment of neuropathic pain, and an increase in costs related to breast implant follow-up studies and additional spending on obesity intervention technologies. R&D spending on memantine declined during 2007 compared to 2006. The increase in R&D expenses, excluding the in-process research and development charges, as a percentage of product net sales in 2007 compared to 2006 was primarily due to the 35.7% increase in R&D expenses relative to the lower percentage increase in product net sales during the same period.

R&D expenses increased $667.2 million, or 171.8%, to $1,055.5 million in 2006, or 35.1% of product net sales, compared to $388.3 million, or 16.7% of product net sales in 2005. For the year ended December 31, 2006, R&D expenses include a charge of $579.3 million for in-process research and development acquired in the Inamed acquisition. Excluding the effect of the $579.3 million Inamed in-process research and development charge, R&D expenses increased by $87.9 million, or 22.6%, to $476.2 million in 2006, or 15.8% of product net sales, compared to $388.3 million, or 16.7% of product net sales in 2005. The increase in R&D expenses, excluding the $579.3 million in-process research and development charge, was primarily a result of higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies, the addition of development expenses associated with our medical device products acquired in the Inamed acquisition, and $11.0 million of additional costs associated with stock option compensation, partially offset by a decline in spending for our skin care product line. R&D expenses in 2006 include $0.2 million of integration and transition costs related to the Inamed acquisition and $0.5 million of transition and duplicate operating expenses related to the restructuring and streamlining of our operations in Europe. Included in our spending for research and development in 2005 is approximately $10.4 million in costs, which did not recur in 2006, associated with two third party technology license and development agreements associated with in-process technologies and a buy-out of a license agreement with John Hopkins University associated with ongoing Botox® research activities. Spending increases in 2006 compared to 2005 were primarily driven by an increase in clinical trial costs associated with Posurdex®, memantine, and certain Botox® indications for overactive bladder, migraine headache and benign prostatic hypertrophy. The decrease in R&D expenses, excluding the in-process research and development charge, as a percentage of product net sales in 2006 compared to 2005 was primarily due to our medical device products acquired in the acquisition of Inamed, which have a lower level of R&D spending as a percentage of product net sales relative to our specialty pharmaceutical products.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $41.7 million to $121.3 million in 2007, or 3.1% of product net sales, compared to $79.6 million, or 2.6% of product net sales in 2006. This increase in amortization expense in dollars and as a percentage of product net sales is primarily due to an increase in amortization of acquired intangible assets related to the 2007 acquisitions of Esprit, EndoArt and Cornéal and a full-year impact during 2007 from the Inamed acquisition that was completed on March 23, 2006.

Amortization of acquired intangible assets increased $62.1 million to $79.6 million in 2006, or 2.6% of product net sales, compared to $17.5 million, or 0.8% of product net sales in 2005. This increase in amortization expense in dollars and as a percentage of product net sales in 2006 compared to 2005 is primarily due to an increase in amortization of intangible assets related to the Inamed acquisition and capitalized payments to third party licensors related to achievement of regulatory approvals to commercialize Juvédermtm dermal filler products in the United States and Australia.

Restructuring Charges, Integration Costs and Transition and Duplicate Operating Expenses

Restructuring charges in 2007 were $26.8 million compared to $22.3 million in 2006 and $43.8 million in 2005. The $4.5 million increase in restructuring charges in 2007 compared to 2006 is primarily due to an increase in restructuring costs associated with the integration of the Cornéal operations, partially offset by a decrease in restructuring costs associated with the integration of the Inamed operations and the streamlining of our European operations. The $21.5 million decrease in restructuring charges in 2006 compared to 2005 is due primarily to a decline in restructuring activities related to the streamlining of our European operations and the termination of our manufacturing and supply agreement with AMO, which terminated as scheduled in June 2005, partially offset by an increase in restructuring costs associated with the integration of the Inamed operations that we acquired in 2006.

Restructuring and Integration of Cornéal Operations

In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the restructuring and integration activities involve moving key business functions to our locations, integrating Cornéal’s distributor operations with our existing distribution network and integrating Cornéal’s information systems with our information systems. We currently estimate that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $36.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 20 positions, principally general and administrative positions at Cornéal locations. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $3.5 million to $4.5 million. Estimated charges include estimates for contract termination costs, including the termination of duplicative distribution arrangements. Contract termination costs are expected to total approximately $16.0 million to $21.0 million.

We began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expect to continue to incur costs up through and including the second quarter of 2008. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the year ended December 31, 2007, we recorded $16.6 million related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2007, we also recorded $8.5 million of integration and transition costs associated with the Cornéal integration, consisting of $0.1 million in cost of sales and $8.4 million in SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations during the year ended December 31, 2007:

	Employee	Contract
	Severance	Termination Costs	Total
		(in millions)

Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007 ($6.0 million included in “Other accrued expenses” and $4.7 million included in “Accounts payable”)	$2.8	$7.9	$10.7

Restructuring and Integration of Inamed Operations

In connection with the March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge Inamed’s operations with our operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involved a workforce reduction of approximately 60 positions, principally general and administrative positions, moving key commercial Inamed business functions to our locations around the world, integrating Inamed’s distributor operations with our existing distribution network and integrating Inamed’s information systems with our information systems.

On January 30, 2007, our Board of Directors approved an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products.

With the exception of the restructuring of the collagen manufacturing facility, which currently is expected to be completed by the end of the fourth quarter of 2008, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations during 2007. As of December 31, 2007, we have recorded cumulative pre-tax restructuring charges of $22.7 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. Cumulative restructuring charges consist of $21.0 million related to the global restructuring and integration plan to merge Inamed’s operations with our operations, and $1.7 million related to the restructuring of the collagen manufacturing facility. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. During 2007 and 2006, we recorded pre-tax restructuring charges of $9.2 million and $13.5 million, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2007, we recorded $5.3 million of integration and transition costs associated with the Inamed integration, consisting of $0.1 million in cost of sales and $5.2 million in SG&A expenses. During 2006, we recorded $20.7 million of integration and transition costs, consisting of $0.9 million in cost of sales, $19.6 million in SG&A expenses and $0.2 million in R&D expenses. During 2006, we also recorded $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes.

In connection with the restructuring and eventual sale or closure of the collagen manufacturing facility, we estimate that total pre-tax restructuring charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, that are expected to result in estimated total employee severance costs of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. We began to record these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure or sale of the collagen manufacturing facility, we intend to manufacture a sufficient quantity of collagen products to meet estimated market demand through 2010.

The following table presents the cumulative restructuring activities related to the combined effects of the global restructuring of the Inamed operations and restructuring of the collagen manufacturing facility through December 31, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
		(in millions)

Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during 2007	3.6	5.6	9.2
Spending	(5.7)	(9.5)	(15.2)

Balance at December 31, 2007 (included in “Other accrued expenses”)	$1.9	$1.0	$2.9

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

As of December 31, 2006, we substantially completed all activities related to the restructuring and streamlining of our European operations. As of December 31, 2006, we recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During 2007, we recorded an additional $1.0 million of restructuring charges for an abandoned leased facility related to our European operations. During the years ended December 31, 2006 and 2005, we recorded $8.6 million and $28.9 million, respectively, of restructuring charges related to our European operations. As of December 31, 2007, remaining accrued expenses of $6.2 million for restructuring charges related to the restructuring and streamlining of our European operations are included in “Other accrued expenses” and “Other liabilities” in the amount of $2.8 million and $3.4 million, respectively.

Additionally, as of December 31, 2006, we had incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes in connection with the European restructuring activities. For the year ended December 31, 2006, we recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of our Mougins, France facility, consisting of $5.7 million in SG&A expenses and $0.5 million in R&D expenses. For the year ended December 31, 2005, we recorded $5.6 million of transition and duplicate operating expenses, consisting of $0.3 million in cost of sales, $3.8 million in SG&A expenses and $1.5 million in R&D expenses. There were no transition and duplicate operating expenses related to the restructuring and streamlining of our European operations recorded in 2007.

Other Restructuring Activities and Integration Costs

Included in 2007 are $0.8 million and $0.1 million, respectively, of SG&A expenses related to miscellaneous integration costs associated with the Esprit and EndoArt acquisitions.

Included in 2006 and 2005 are $0.6 million and $14.5 million, respectively, of restructuring charges related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics, which we spun-off in June 2002. Also included in 2006 and 2005 is a $0.4 million restructuring charge reversal and $2.3 million of restructuring charges, respectively, related to the streamlining of our operations in Japan.

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our state-of-the-art manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our 2006 Inamed acquisition and employs 360 people. Production at the plant will be phased out between 2008 and 2009. We currently expect to incur restructuring and other transition related costs beginning in the first quarter of 2008 and continuing up through 2009 of between $60 million and $65 million.

Operating Income (Loss)

Management evaluates business segment performance on an operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for 2007, general and administrative expenses of $292.1 million, integration and transition costs related to the Esprit, EndoArt, Cornéal and Inamed acquisitions of $14.7 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, purchase accounting fair-market value inventory adjustments related to the Esprit and Cornéal acquisitions of $3.3 million and other net indirect costs of $18.1 million; for 2006, general and administrative expenses of $244.8 million, integration and transition costs related to Inamed operations of $20.7 million, a purchase accounting fair-market value inventory adjustment related to the Inamed acquisition of $47.9 million, transition and duplicate operating expenses relating to the restructuring and streamlining of our operations in Europe of $6.2 million, a contribution to The Allergan Foundation of $28.5 million, and other net indirect costs of $3.6 million; and for 2005, general and administrative expenses of $159.0 million, transition and duplicate operating expenses relating to the restructuring and streamlining of our operations in Europe of $5.6 million, pre-tax gains totaling $14.2 million on the sale of our contact lens care and surgical distribution business in India, the sale of assets at our manufacturing facility in Ireland and the sale of a former manufacturing plant in Argentina, the buyout of a license agreement of $3.0 million, and other net indirect income of $5.2 million.

The following table presents operating income (loss) for each reportable segment for the years ended December 31, 2007, 2006 and 2005 and a reconciliation of our segment operating income to consolidated operating income (loss):

	2007	2006	2005
		(in millions)

Operating income (loss):
Specialty pharmaceuticals	$1,047.9	$888.8	$762.9
Medical devices	207.1	119.9	—

Total segments	1,255.0	1,008.7	762.9
General and administrative expenses, other indirect costs and other adjustments	336.9	351.7	148.2
In-process research and development	72.0	579.3	—
Amortization of acquired intangible assets(a)	99.9	58.6	—
Restructuring charges	26.8	22.3	43.8

Total operating income (loss)	$719.4	$(3.2)	$570.9

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, as applicable.

Our consolidated operating income for the year ended December 31, 2007 was $719.4 million, or 18.5% of product net sales, compared to a consolidated operating loss of $3.2 million, or (0.1)% of product net sales in 2006. The $722.6 million increase in consolidated operating income was due to an $868.9 million increase in product net sales, a $6.7 million increase in other revenues and a $337.4 million decrease in R&D expenses, partially offset by a $97.5 million increase in cost of sales, a $346.7 million increase in SG&A expenses, a $41.7 million increase in amortization of acquired intangible assets and a $4.5 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in 2007 was $1,047.9 million, compared to operating income of $888.8 million in 2006. The $159.1 million increase in specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts and new products, including new products acquired in the Esprit acquisition, and an increase in R&D expenses.

Our medical devices segment operating income in 2007 was $207.1 million, compared to operating income of $119.9 million in 2006. The increase in our medical devices segment operating income of $87.2 million in 2007 was due primarily to an increase in product net sales, and the combined operating results of the EndoArt, Cornéal and Inamed acquisitions in the current year compared to only nine months of operating results for the Inamed acquisition in 2006, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, including an increase in direct-to-consumer advertising expenses, and an increase in R&D expenses.

Our consolidated operating loss for the year ended December 31, 2006 was $3.2 million, or (0.1)% of product net sales, compared to consolidated operating income of $570.9 million, or 24.6% of product net sales in 2005. The $574.1 million decrease in consolidated operating income was due to a $190.4 million increase in cost of sales, a $396.6 million increase in SG&A expenses, a $667.2 million increase in R&D expenses, and a $62.1 million increase in amortization of acquired intangible assets, partially offset by a $690.9 million increase in product net sales, a $29.8 million increase in other revenues and a $21.5 million decrease in restructuring charges.

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

The increase in our medical devices segment operating income of $119.9 million in 2006 compared to 2005 was due to the March 2006 Inamed acquisition. We did not have medical devices segment operating income prior to the Inamed acquisition.

Non-Operating Income and Expenses

Total net non-operating expenses for the year ended December 31, 2007 were $31.7 million compared to $16.3 million in 2006. Interest income in 2007 was $65.3 million compared to interest income of $48.9 million in 2006. The increase in interest income was primarily due to higher average cash equivalent balances, earning interest, of approximately $143 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.27% in 2007 compared to 2006 and a $4.9 million reversal during 2006 of previously recognized estimated statutory interest income related to a matter involving the recovery of previously paid state income taxes. Interest expense increased $11.2 million to $71.4 million in 2007 compared to $60.2 million in 2006, primarily due to an increase in average outstanding borrowings for 2007 compared to 2006 and a $4.9 million reversal of previously accrued statutory interest expense included in 2006 associated with the resolution of several significant uncertain income tax audit issues, partially offset by the write-off of unamortized debt origination fees of $4.4 million in 2006 due to the redemption of our Zero Coupon Convertible Senior Notes due 2022, or 2022 Notes. We incurred a substantial increase in borrowings to fund the Inamed acquisition on March 23, 2006.

We recorded a net gain of $0.3 million on the sale of third party equity investments in 2006. There were no similar gains or losses recognized during 2007. At December 31, 2007, we had a carrying amount of $8.0 million, with a cost basis of $5.0 million, in third party equity investments with public and privately held companies. These investments are subject to review for other than temporary declines in fair value on a quarterly basis.

During 2007, we recorded a net unrealized loss on derivative instruments of $0.4 million compared to a net unrealized loss of $0.3 million in 2006. Other, net expense was $25.2 million in 2007, consisting primarily of $25.0 million in net realized losses from foreign currency transactions primarily due to the weakening of the U.S. dollar. Other, net expense was $5.0 million in 2006, which includes $2.7 million of costs for the settlement of a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $3.2 million.

Total net non-operating expenses for the year ended December 31, 2006 were $16.3 million compared to net non-operating income of $28.3 million in 2005. Interest income in 2006 was $48.9 million compared to interest income of $35.4 million in 2005. The increase in interest income in 2006 was primarily due to higher average cash equivalent balances earning interest of approximately $139 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 1.44% in 2006 compared to 2005. The increase in interest income in 2006 compared to 2005 was partially offset by a $4.9 million reversal of previously recognized estimated statutory interest income related to a matter involving the expected recovery of previously paid state income taxes, which became recoverable due to a favorable state tax court decision that became final in 2004. Interest income in 2005 included the recognition of $2.1 million of statutory interest income related to that same state tax court decision. Interest expense increased $47.8 million to $60.2 million in 2006 compared to $12.4 million in 2005, primarily due to an increase in borrowings to fund the Inamed acquisition and the write-off of unamortized debt origination fees of $4.4 million due to the redemption of our 2022 Notes, partially offset by a $4.9 million reversal of previously accrued statutory interest expense associated with the resolution of several significant uncertain income tax audit issues. Interest expense in 2005 also includes a $7.3 million reversal of statutory interest expense associated with the resolution of several significant uncertain income tax audit issues.

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

Income Taxes

Our effective tax rate in 2007 was 27.1% compared to the effective tax rate of 551.3% in 2006. Included in our operating income for 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, a $3.3 million charge to cost of sales associated with the combined Esprit and Cornéal purchase accounting fair-market value inventory adjustment rollouts, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, total integration and transition costs of $14.7 million related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, total restructuring charges of $26.8 million and a legal settlement cost of $6.4 million. In 2007, we recorded income tax benefits of $1.3 million related to the combined Esprit and Cornéal purchase accounting fair-market value inventory adjustment rollouts, $3.6 million related to the total integration and transition costs, $8.0 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Also included in the provision for income taxes in 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $125.5 million and the total net income tax benefit of $17.0 million for the items discussed above, our adjusted effective tax rate for 2007 was 25.0%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the year ended December 31, 2007 is summarized below:

2007
(in millions)

Earnings from continuing operations before income taxes and minority interest, as reported	$687.7
In-process research and development expense	72.0
Esprit and Cornéal fair-market value inventory rollouts	3.3
Settlement of pre-existing unfavorable distribution agreement with Cornéal	2.3
Total integration and transition costs	14.7
Total restructuring charges	26.8
Legal settlement cost	6.4

$813.2

Provision for income taxes, as reported	$186.2
Income tax benefit for:
Esprit and Cornéal fair-market value inventory rollouts	1.3
Total integration and transition costs	3.6
Total restructuring charges	8.0
Legal settlement cost	2.5
State income tax refunds	1.6

$203.2

Adjusted effective tax rate	25.0%

Our effective tax rate in 2006 was 551.3% compared to the effective tax rate of 32.1% in 2005. Included in our operating loss for the year ended December 31, 2006 are pre-tax charges of $579.3 million for in-process research and development acquired in the Inamed acquisition, a $47.9 million charge to cost of sales associated with the Inamed purchase accounting fair-market value inventory adjustment rollout, total integration, transition and duplicate operating expenses of $26.9 million related to the Inamed acquisition and restructuring and streamlining of our European operations, a $28.5 million contribution to The Allergan Foundation and total restructuring charges of $22.3 million. In 2006, we recorded income tax benefits of $15.7 million related to the Inamed purchase accounting fair-market value inventory adjustment rollout, $9.1 million related to total integration, transition and duplicate operating expenses, $11.3 million related to the contribution to The Allergan Foundation and $3.5 million related to total restructuring charges. Also included in the provision for income taxes in 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is realizable, a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been permanently re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision concluded in 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the total pre-tax charges of $704.9 million and the total net income tax benefits of $69.8 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2006 was 25.9%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2006 is summarized below:

2006
(in millions)

Loss from continuing operations before income taxes and minority interest, as reported	$(19.5)
In-process research and development expense	579.3
Inamed fair-market value inventory rollout	47.9
Total integration, transition and duplicate operating expenses	26.9
Contribution to The Allergan Foundation	28.5
Total restructuring charges	22.3

$685.4

Provision for income taxes, as reported	$107.5
Income tax (provision) benefit for:
Inamed fair-market value inventory rollout	15.7
Total integration, transition and duplicate operating expenses	9.1
Contribution to The Allergan Foundation	11.3
Total restructuring charges	3.5
Reduction in valuation allowance associated with a deferred tax asset	17.2
Resolution of uncertain income tax audit issues	14.5
Adjustment to estimated taxes on 2005 repatriation of foreign earnings	2.8
Recovery of previously paid state income taxes	1.2
Unfavorable adjustment for previously filed tax return currently under examination	(3.9)
Intercompany transfers of trade businesses and net assets	(1.6)

$177.3

Adjusted effective tax rate	25.9%

Our effective tax rate in 2005 was 32.1%. Included in our operating income in 2005 are pre-tax restructuring charges of $43.8 million, transition and duplicate operating expenses associated with our European restructuring activities of $5.6 million, a gain of $7.9 million on the sale of our distribution business in India and a gain of $5.7 million on the sale of assets used primarily for contract manufacturing of AMO products. In 2005, we recorded income tax benefits of $7.6 million related to the pre-tax restructuring charges and $1.1 million related to transition and duplicate operating expenses, and a provision for income taxes of $1.7 million on the gain on sale of the distribution business in India and $0.6 million on the gain on sale of assets used primarily for contract manufacturing. Included in the provision for income taxes in 2005 is an estimated $29.9 million income tax provision associated with our decision to repatriate $674.0 million in extraordinary dividends as defined by the American Jobs Creation Act of 2004, or the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries. Also included in the provision for income taxes in 2005 is an estimated provision of $19.7 million associated with our decision to repatriate approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts, as defined by the Act, from unremitted foreign earnings that were previously considered indefinitely reinvested. Also included in the provision for income taxes in 2005 is a $1.4 million beneficial change in estimate for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and an estimated $24.1 million reduction in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues, including the resolution of certain transfer pricing issues for which an Advance Pricing Agreement, or APA, was executed with the U.S. Internal Revenue Service during the third quarter of 2005. The APA covers tax years 2002 through 2008. The $24.1 million reduction in estimated income taxes payable also includes beneficial changes associated with other transfer price settlements for a discontinued product line, which was not covered by the APA, the deductibility of transaction costs associated with the 2002 spin-off of AMO and intangible asset issues related to certain assets of Allergan Specialty Therapeutics, Inc. and Bardeen Sciences Company, LLC, which we acquired in 2001 and 2003, respectively. This change in estimate relates to tax years currently under examination or not yet settled through expiry of the statute of limitations.

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

The calculation of our adjusted effective tax rate for the year ended December 31, 2005 is summarized below:

2005
(in millions)

Earnings from continuing operations before income taxes and minority interest, as reported	$599.2
Total restructuring charges	43.8
Transition and duplicate operating expenses associated with the European restructuring	5.6
Gain on sale of distribution business in India	(7.9)
Gain on sale of assets used for contract manufacturing	(5.7)

$635.0

Provision for income taxes, as reported	$192.4
Income tax (provision) benefit for:
Total restructuring charges	7.6
Transition and duplicate operating expenses associated with the European restructuring	1.1
Gain on sale of distribution business in India	(1.7)
Gain on sale of assets used for contract manufacturing	(0.6)
Recovery of previously paid state income taxes	1.4
Resolution of uncertain income tax audit issues	24.1
Extraordinary dividend of $674.0 million under the American Jobs Creation Act of 2004	(29.9)
Additional dividends of $85.8 million above the base and extraordinary dividend amounts	(19.7)

$174.7

Adjusted effective tax rate	27.5%

The decrease in the adjusted effective tax rate to 25.0% in 2007 compared to the adjusted effective tax rate in 2006 of 25.9% is primarily due to an increase in the mix of earnings in lower tax rate jurisdictions and the beneficial tax rate effect of increased deductions in the United States for interest expense and increased deductions for the amortization of acquired intangible assets associated with the Esprit, Cornéal and Inamed acquisitions.

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

Earnings (Loss) from Continuing Operations

Our earnings from continuing operations for the year ended December 31, 2007 were $501.0 million compared to a loss from continuing operations of $127.4 million in 2006. The $628.4 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $722.6 million, partially offset by the increase in net non-operating expense of $15.4 million, the increase in the provision for income taxes of $78.7 million and the increase in minority interest expense of $0.1 million.

Our loss from continuing operations for the year ended December 31, 2006 was $127.4 million compared to net earnings from continuing operations of $403.9 million in 2005. The $531.3 million decrease in net earnings from continuing operations was primarily the result of the decrease in operating income of $574.1 million and the increase in net non-operating expense of $44.6 million, partially offset by a decrease in the provision for income taxes of $84.9 million and a decrease in minority interest expense of $2.5 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $792.5 million in 2007 compared to $746.9 million in 2006 and $424.6 million in 2005. Cash flow from operating activities increased in 2007 compared to 2006 primarily as a result of an increase in earnings from operations, including the effect of adjusting for non-cash items, of $162.7 million, partially offset by a net increase in cash required to fund growth in net operating assets and liabilities, principally inventories and other current and non-current assets and income taxes payable, and an increase in income taxes paid. We paid pension contributions of $23.2 million in 2007 compared to $15.8 million in 2006.

Cash flow from operating activities increased in 2006 compared to 2005 primarily as a result of an increase in earnings from operations, including the effect of adjusting for non-cash items, a decrease in income taxes paid, a decrease in contributions made to our pension plans, a decrease in cash requirements for our inventories and a net decrease in cash required to fund changes in other net operating assets and liabilities, partially offset by an increase in cash required to fund growth in our trade receivables, primarily in North America and Europe. The decrease in income taxes paid in 2006 compared to 2005 was primarily due to payments made in 2005 related to the estimated U.S. income tax liability for the repatriation of certain foreign earnings and advance payments in anticipation of income tax audit settlements. We paid pension contributions of $15.8 million in 2006 compared to $49.2 million in 2005. The decrease in pension contributions in 2006 compared to 2005 was primarily due to beneficial changes in actuarial assumptions, primarily the discount rate, and a change in our funding policy during 2006.

Net cash used in investing activities was $833.1 million in 2007, compared to $1,484.6 million in 2006 and $182.1 million in 2005. In 2007, we paid $683.7 million, net of cash acquired, for the acquisitions of Esprit, EndoArt and Cornéal. In 2006, we paid $1,328.7 million, net of cash acquired, for the cash portion of the Inamed acquisition. In 2007, we received $23.9 million from the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition. We invested $141.8 million in new facilities and equipment during 2007 compared to $131.4 million during 2006 and $78.5 million in 2005. Additionally, in 2007 we capitalized $10.0 million as intangible assets in connection with a milestone payment related to Restasis®, our drug for the treatment of chronic dry eye disease, and an upfront licensing payment related to urologics products incurred subsequent to the Esprit acquisition, and collected $9.2 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility. In 2006, we capitalized $11.5 million as intangible assets primarily related to milestone payments for regulatory approvals to commercialize the Juvédermtm dermal filler family of products in the United States and Australia and collected $4.8 million primarily from the sale of our Mougins, France facility. In 2005, we paid $110.0 million in connection with a royalty buyout agreement relating to

Restasis®, of which $99.3 million was capitalized as an intangible licensing asset and $10.7 million was used to pay previously accrued net royalty obligations, and we collected $7.8 million primarily from the sale of our contact lens care and surgical products distribution business in India to a subsidiary of AMO. Net cash used in investing activities also includes $30.7 million, $18.4 million and $13.6 million to acquire software during 2007, 2006 and 2005, respectively. We currently expect to invest between $210 million and $220 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2008. In July 2007, our Board of Directors approved the investment of up to $95 million for the construction of a new office building at our main facility in Irvine, California. We currently expect to incur design related costs for this office building in 2008, followed by major construction activities beginning in 2009.

Net cash used in financing activities was $182.4 million in 2007 compared to net cash provided by financing activities of $803.0 million in 2006 and $160.3 million in 2005. In 2007, we repurchased approximately 3.0 million shares of our common stock for $186.5 million, had net repayments of notes payable of $108.5 million and paid $60.8 million in dividends. This use of cash was partially reduced by $137.4 million received from the sale of stock to employees and $36.0 million in excess tax benefits from share-based compensation. In 2006, we borrowed $825.0 million under a bridge credit facility to fund part of the cash portion of the Inamed purchase price. On April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these debt issuances to repay all borrowings under the bridge credit facility. Additionally, in 2006, we received $182.7 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $35.4 million in excess tax benefits from share-based compensation. These amounts were partially reduced by net repayments of notes payable of $67.5 million, cash payments of $20.2 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our 2022 Notes of $521.9 million, repurchase of approximately 5.8 million shares of our common stock for approximately $307.8 million and $58.4 million in dividends paid to stockholders. Net cash provided by financing activities was $160.3 million in 2005, composed primarily of a $157.0 million increase in notes payable and $149.9 million of cash provided by the sale of stock to employees, partially reduced by $94.3 million of cash used for the purchase of treasury stock and $52.3 million for payment of dividends.

Effective January 29, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on March 7, 2008 to stockholders of record on February 15, 2008. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of December 31, 2007, we held approximately 1.6 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion.

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

The 2016 Notes were sold at 99.717% of par value with an effective interest rate of 5.79%, pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes is due and payable on April 1, 2016, unless earlier redeemed by us.

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair-value. As a result, we have recognized an asset associated with the fair-value of the derivative of $17.1 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $17.1 million reported in our consolidated balance sheet as of December 31, 2007. As the hedge meets the criteria for using the short-cut method under the provisions of SFAS No. 133, the change in the fair-value of the derivative is assumed to exactly equal the related change in the fair-value of the 2016 Notes, so there is no gain or loss reported in our consolidated statements of operations related to the interest rate hedge.

At December 31, 2007, we had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that we may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows us to issue up to an additional $5.4 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2007. As of December 31, 2007, we had no borrowings under our committed long-term credit facility, $59.6 million in borrowings outstanding under the medium term note program, $5.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.

As of December 31, 2007, we have net pension and post-retirement benefit obligations totaling $56.5 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2008, we expect to pay pension contributions of between approximately $18.0 million and $19.0 million.

On October 16, 2007, we completed the acquisition of Esprit. As of December 31, 2007, we substantially completed the integration activities to merge the Esprit operations with our operations.

In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. As of December 31, 2007, we have recorded pre-tax restructuring and integration costs of $25.1 million. We currently estimate that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $36.0 million, all of which are expected to be cash expenditures.

In connection with our March 2006 Inamed acquisition, we initiated a global restructuring and integration plan to merge the Inamed operations with our operations and to capture synergies through the centralization of certain general and administrative functions. In addition, in January 2007, we initiated an additional plan to restructure and eventually sell or close our collagen manufacturing facility in Fremont, California that we acquired in connection with the Inamed acquisition. As of December 31, 2007, with the exception of the restructuring of our collagen manufacturing facility, which currently is expected to be completed by the end of the fourth quarter of 2008, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations. As of December 31, 2007, we recorded cumulative pre-tax restructuring and integration charges of $48.7 million, including $1.7 million of restructuring charges related to the restructuring of the collagen manufacturing facility, and $1.6 million of income tax costs related to intercompany transfers of trade businesses and net assets. In addition to the pre-tax charges, we incurred capital expenditures of approximately $13.0 million, primarily related to the integration of information systems. We currently estimate that the total pre-tax charges resulting from the restructuring of the collagen manufacturing facility will be between $6.0 and $8.0 million, all of which are expected to be cash expenditures.

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our state-of-the-art manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our 2006 Inamed acquisition and employs 360 people. Production at the plant will be phased out between 2008 and 2009. We currently expect to incur restructuring and other transition related costs beginning in the first quarter of 2008 and continuing up through 2009 of between $60 million and $65 million.

A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. As of December 31, 2007, we had approximately $1,000.7 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

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

Foreign Currency Fluctuations

Approximately 34.3% of our product net sales in 2007 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was an increase of $87.4 million, $15.2 million and $22.3 million in 2007, 2006 and 2005, respectively. The 2007 sales increase included $44.5 million related to the euro, $11.7 million related to the Brazilian real, $8.3 million related to the Australian dollar, $8.2 million related to the Canadian dollar, $8.2 million related to the U.K. pound and $6.5 million related to other Asian and Latin American currencies. The 2006 sales increase included $7.8 million related to the Brazilian real, $6.1 million related to the Canadian dollar, $2.0 million related to the euro and $1.0 million related to the U.K. pound, partially offset by decreases of $1.7 million primarily related to the Australian dollar and other Asian and Latin American currencies. The 2005 sales increase included $1.1 million related to the euro, $5.2 million related to the Canadian dollar, $1.3 million related to the Australian dollar, $10.9 million related to the Brazilian real, $1.2 million related to the Mexican peso and $2.3 million related to other Latin American currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Esprit Acquisition

On October 16, 2007, we completed the acquisition of Esprit, a pharmaceutical company based in the United States with expertise in the genitourinary market, for an aggregate purchase price of approximately $370.7 million, net of cash acquired. The acquisition was funded from our cash and equivalents balances. See Note 2, “Acquisitions,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

We believe the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$35.8
Identifiable intangible assets	358.0
Goodwill	122.6
Other non-current assets	8.6
Accounts payable and accrued liabilities	(24.2)
Deferred tax liabilities	(128.9)
Other non-current liabilities	(1.2)

$370.7

Our fair value estimates for the Esprit purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

EndoArt Acquisition

On February 22, 2007, we completed the acquisition of EndoArt, a provider of telemetrically-controlled (or remote-controlled) implants used in the treatment of morbid obesity and other conditions. Under the terms of the purchase agreement, we acquired all of the outstanding capital stock of EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The acquisition consideration was all cash, funded from our cash and equivalents balances. See Note 2, “Acquisitions,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

We believe the fair values assigned to the EndoArt assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$0.8
Property, plant and equipment	0.7
Identifiable intangible assets	17.6
In-process research and development	72.0
Goodwill	7.4
Accounts payable and accrued liabilities	(0.8)
Deferred tax liabilities	(0.6)

$97.1

Cornéal Acquisition

On January 2, 2007, we purchased all of the outstanding common stock of Cornéal, a privately held healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The acquisition was funded from our cash and equivalents balances and our committed long-term credit facility. See Note 2, “Acquisitions,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

We believe the fair values assigned to the Cornéal assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the estimated fair values of the net assets acquired:

(in millions)
Current assets	$38.9
Property, plant and equipment	19.5
Identifiable intangible assets	115.7
Goodwill	109.2
Other non-current assets	1.5
Accounts payable and accrued liabilities	(16.4)
Current portion of long-term debt	(11.6)
Deferred tax liabilities — non-current	(45.0)
Other non-current liabilities	(2.6)

$209.2

Inamed Acquisition

On March 23, 2006, we completed the acquisition of Inamed, a global healthcare company that develops, manufactures and markets a diverse line of products, including breast implants, a range of facial aesthetics and obesity intervention products, for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of our common stock with a fair value of approximately $1.9 billion. See Note 2, “Acquisitions,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2007:

	Payments Due by Period
				More
	Less than			than Five
	One Year	1-3 Years	3-5 Years	Years	Total
	(in millions)

Notes payable, convertible notes and long-term debt obligations(a)	$39.7	$—	$775.0	$798.1	$1,612.8
Operating lease obligations	42.4	58.2	29.8	51.1	181.5
Purchase obligations	200.5	71.2	40.3	50.3	362.3
Pension minimum funding(b)	18.9	36.5	34.3	—	89.7
Other long-term liabilities (including unrecognized tax benefit liabilities but excluding deferred income and pension liabilities) reflected on our consolidated balance sheet	—	46.7	2.6	125.3	174.6

Total	$301.5	$212.6	$882.0	$1,024.8	$2,420.9

(a)	Excludes the interest rate swap fair value adjustment of $17.1 million.

(b)	For purposes of this table, we assume that we will be required to fund our U.S. and non-U.S. funded pension plans based on the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management’s judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of local statutory requirements, additional discretionary funding may be provided from available cash resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. See Note 12, “Financial Instruments,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for activities relating to interest rate and foreign currency risk management.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of our $800 million aggregate principal amount 2016 Notes issued in April 2006 to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2007, we have recognized an asset associated with the fair-value of the derivative of $17.1 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $17.1 million reported in our consolidated balance sheet. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. For the year ended December 31, 2007, we recognized $0.3 million as a reduction of interest expense.

In February 2006, we entered into interest rate swap contracts based on the 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2007, the remaining unrecognized gain, net of tax, of $6.5 million is recorded as a component of accumulated other comprehensive loss.

At December 31, 2007, we had approximately $4.2 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately

$3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2007 and 2006:

	December 31, 2007
								Fair
	Maturing in							Market
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(in millions, except interest rates)

ASSETS
Cash Equivalents:
Commercial Paper	$871.0	$—	$—	$—	$—	$—	$871.0	$871.0
Weighted Average Interest Rate	4.62%	—	—	—	—	—	4.62%
Foreign Time Deposits	108.1	—	—	—	—	—	108.1	108.1
Weighted Average Interest Rate	3.55%	—	—	—	—	—	3.55%
Other Cash Equivalents	96.9	—	—	—	—	—	96.9	96.9
Weighted Average Interest Rate	5.52%	—	—	—	—	—	5.52%
Total Cash Equivalents	$1,076.0	$—	$—	$—	$—	$—	$1,076.0	$1,076.0
Weighted Average Interest Rate	4.59%	—	—	—	—	—	4.59%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.6	$—	$—	$750.0	$25.0	$798.1	$1,607.7	$1,768.4
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	0.9	—	—	—	—	—	0.9	0.9
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.2	—	—	—	—	—	4.2	4.2
Weighted Average Interest Rate	4.42%	—	—	—	—	—	4.42%
Total Debt Obligations(a)	$39.7	$—	$—	$750.0	$25.0	$798.1	$1,612.8	$1,773.5
Weighted Average Interest Rate	6.59%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$17.1
Average Pay Rate	—	—	—	—	—	5.10%	5.10%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2007 include debt obligations of $1,612.8 million and the interest rate swap fair value adjustment of $17.1 million.

	December 31, 2006
								Fair
	Maturing in							Market
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(in millions, except interest rates)

ASSETS
Cash Equivalents:
Repurchase Agreements	$130.0	$—	$—	$—	$—	$—	$130.0	$130.0
Weighted Average Interest Rate	5.35%	—	—	—	—	—	5.35%
Commercial Paper	771.0	—	—	—	—	—	771.0	771.0
Weighted Average Interest Rate	5.29%	—	—	—	—	—	5.29%
Foreign Time Deposits	288.6	—	—	—	—	—	288.6	288.6
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
Other Cash Equivalents	138.7	—	—	—	—	—	138.7	138.7
Weighted Average Interest Rate	5.91%	—	—	—	—	—	5.91%
Total Cash Equivalents	$1,328.3	$—	$—	$—	$—	$—	$1,328.3	$1,328.3
Weighted Average Interest Rate	5.03%	—	—	—	—	—	5.03%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$33.5	$—	$—	$750.0	$822.9	$1,606.4	$1,686.7
Weighted Average Interest Rate	—	6.91%	—	—	1.50%	5.84%	3.84%
Other Variable Rate (non-US$)	102.0	—	—	—	—	—	102.0	102.0
Weighted Average Interest Rate	5.46%	—	—	—	—	—	5.46%
Total Debt Obligations	$102.0	$33.5	$—	$—	$750.0	$822.9	$1,708.4	$1,788.7
Weighted Average Interest Rate	5.46%	6.91%	—	—	1.50%	5.84%	3.93%

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

All of our outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables denominated in currencies other than the U.S. dollar. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of operations.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2007 and 2006. The information is provided in U.S. dollars, as presented in our consolidated financial statements.

	December 31, 2007		December 31, 2006
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)

Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$175.5	1.44	$142.3	1.32
Australian dollar	9.0	0.85	9.1	0.78
Swiss franc	3.7	1.15	—	—
Canadian dollar	—	—	1.8	1.15

	$188.2		$153.2

Estimated fair value	$(1.1)		$(0.7)

Foreign currency sold — put options:
Canadian dollar	$50.3	1.00	$35.0	1.14
Mexican peso	14.2	11.17	14.3	11.00
Australian dollar	21.3	0.86	20.6	0.78
Brazilian real	17.6	1.86	11.7	2.24
Euro	151.2	1.47	73.0	1.34
Japanese yen	10.5	107.92	9.6	113.06
Swedish krona	10.0	6.41	7.7	6.79
Swiss franc	4.7	1.12	6.1	1.18

	$279.8		$178.0

Estimated fair value	$7.3		$3.8

Foreign currency purchased — call options:
U.K. pound	$16.0	2.05	$15.3	1.96

Estimated fair value	$0.1		$0.2

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Allergan have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2007, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management report on internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are contained in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information required by this Item regarding our executive officers, see Item 1 of Part I of this report, “Business.”

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2007 (the “Proxy Statement”) is incorporated herein by reference.

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

On May 17, 2007, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

The information to be included in the section entitled “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a) 2.  Financial Statement Schedules:

Page
Number

Schedule II — Valuation and Qualifying Accounts	F-61

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3.  Exhibits:

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)
3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)
3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on August 1, 2007)

Exhibit
Number	Description

3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 25, 2007)
3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 30, 2007)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

Exhibit
Number	Description

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)
10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q For the Quarter ended March 30, 2007)
10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)
10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005)
10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)
10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

Exhibit
Number	Description

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)
10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)
10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives
10.35	Allergan, Inc. 2008 Management Bonus Plan
10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.40	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)
10.41	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)
10.42	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
10.43	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.44	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

Exhibit
Number	Description

10.45	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.46	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.47	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.48	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)
10.49	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.50	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)
10.51	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.52	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.53	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)
10.54	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.55	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)
10.56	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit
Number	Description

10.57	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.58	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.59	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.60	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.61	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)
10.62	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)
10.63	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.64	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.65	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.66	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.67	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.68	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.69	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.70	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between among Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)
10.71	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)
21	List of Subsidiaries of Allergan, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2008	By /s/ David E.I. Pyott David E.I. Pyott Chairman of the Board and Chief Executive Officer

Date: February 28, 2008	By /s/ Jeffrey L. Edwards Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2008	By /s/ James F. Barlow James F. Barlow Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: February 26, 2008	By /s/ Herbert W. Boyer Herbert W. Boyer, Ph.D., Vice Chairman of the Board

Date: February 28, 2008	By /s/ Deborah Dunsire Deborah Dunsire, M.D., Director

Date: February 28, 2008	By /s/ Michael R. Gallagher Michael R. Gallagher, Director

Date: February 28, 2008	By /s/ Gavin S. Herbert Gavin S. Herbert, Director and Chairman Emeritus

Date: February 28, 2008	By /s/ Dawn Hudson Dawn Hudson, Director

Date: February 28, 2008	By /s/ Robert A. Ingram Robert A. Ingram, Director

Date: February 28, 2008	By /s/ Trevor M. Jones Trevor M. Jones, Ph.D., Director

Date: February 28, 2008	By /s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr., Director

Date: February 28, 2008	By /s/ Russell T. Ray Russell T. Ray, Director

Date: February 28, 2008	By /s/ Stephen J. Ryan Stephen J. Ryan, M.D., Director

Date: February 28, 2008	By /s/ Leonard D. Schaeffer Leonard D. Schaeffer, Director

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

Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2007. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2007, based on those criteria.

David E.I. Pyott
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Jeffrey L. Edwards
Executive Vice President, Finance and
Business Development, Chief Financial Officer
(Principal Financial Officer)

February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Allergan, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Orange County, California
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Orange County, California
February 26, 2008

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(in millions,
	except share data)

ASSETS
Current assets:
Cash and equivalents	$1,157.9	$1,369.4
Trade receivables, net	463.1	386.9
Inventories	224.7	168.5
Other current assets	278.5	205.5

Total current assets	2,124.2	2,130.3
Investments and other assets	249.9	148.2
Property, plant and equipment, net	686.4	611.4
Goodwill	2,082.1	1,833.6
Intangibles, net	1,436.7	1,043.6

Total assets	$6,579.3	$5,767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$39.7	$102.0
Accounts payable	208.7	142.4
Accrued compensation	155.3	124.8
Other accrued expenses	295.7	235.2
Income taxes	16.3	53.7

Total current liabilities	715.7	658.1
Long-term debt	840.2	856.4
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	220.6	84.8
Other liabilities	312.7	273.2
Commitments and contingencies
Minority interest	1.5	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of December 31, 2007 and 2006	3.1	3.1
Additional paid-in capital	2,450.4	2,358.0
Accumulated other comprehensive loss	(34.8)	(127.4)
Retained earnings	1,423.5	1,065.7

	3,842.2	3,299.4
Less treasury stock, at cost (1,605,000 and 2,974,000 shares, respectively)	(103.6)	(156.3)

Total stockholders’ equity	3,738.6	3,143.1

Total liabilities and stockholders’ equity	$6,579.3	$5,767.1

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in millions,
	except per share data)

Revenues:
Product net sales	$3,879.0	$3,010.1	$2,319.2
Other revenues	59.9	53.2	23.4

Total revenues	3,938.9	3,063.3	2,342.6
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	673.2	575.7	385.3
Selling, general and administrative	1,680.1	1,333.4	936.8
Research and development	718.1	1,055.5	388.3
Amortization of acquired intangible assets	121.3	79.6	17.5
Restructuring charges	26.8	22.3	43.8

Operating income (loss)	719.4	(3.2)	570.9
Non-operating income (expense):
Interest income	65.3	48.9	35.4
Interest expense	(71.4)	(60.2)	(12.4)
Gain on investments, net	—	0.3	0.8
Unrealized (loss) gain on derivative instruments, net	(0.4)	(0.3)	1.1
Other, net	(25.2)	(5.0)	3.4

Earnings (loss) from continuing operations before income taxes and minority interest	687.7	(19.5)	599.2
Provision for income taxes	186.2	107.5	192.4
Minority interest expense	0.5	0.4	2.9

Earnings (loss) from continuing operations	501.0	(127.4)	403.9

Discontinued operations:
Loss from discontinued operations, net of applicable income tax benefit of $0.4 million	(0.7)	—	—
Loss on sale of discontinued operations, net of applicable income tax benefit of $0.3 million	(1.0)	—	—

Discontinued operations	(1.7)	—	—

Net earnings (loss)	$499.3	$(127.4)	$403.9

Basic earnings (loss) per share:
Continuing operations	$1.64	$(0.43)	$1.54
Discontinued operations	—	—	—

Net basic earnings (loss) per share	$1.64	$(0.43)	$1.54

Diluted earnings (loss) per share:
Continuing operations	$1.62	$(0.43)	$1.51
Discontinued operations	—	—	—

Net diluted earnings (loss) per share	$1.62	$(0.43)	$1.51

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other					Comprehensive
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock			Income
	Shares	Par Value	Capital	Loss	Earnings	Shares	Amount	Total	(Loss)
	(in millions, except per share data)

Balance December 31, 2004	268.5	$2.7	$385.7	$(45.7)	$982.5	(5.7)	$(209.0)	$1,116.2
Comprehensive income
Net earnings					403.9			403.9	$403.9
Other comprehensive income, net of tax:
Minimum pension liability adjustment									(0.6)
Foreign currency translation adjustments									(3.9)
Unrealized loss on investments									(0.4)

Other comprehensive loss				(4.9)				(4.9)	(4.9)

Comprehensive income									$399.0

Dividends ($0.20 per share)					(52.6)			(52.6)
Stock options exercised			33.9		(30.8)	4.8	180.4	183.5
Activity under other stock plans			(8.3)		2.1	0.5	16.3	10.1
Purchase of treasury stock						(2.5)	(94.3)	(94.3)
Expense of compensation plans			5.0					5.0

Balance December 31, 2005	268.5	2.7	416.3	(50.6)	1,305.1	(2.9)	(106.6)	1,566.9
Comprehensive income
Net loss					(127.4)			(127.4)	$(127.4)
Other comprehensive income, net of tax:
Minimum pension liability adjustment									1.3
Foreign currency translation adjustments									24.9
Deferred holding gains, net of amortized amounts, on derivatives designated as cash flow hedges									7.3
Unrealized loss on investments									(0.6)

Other comprehensive income				32.9				32.9	32.9

Comprehensive loss									$(94.5)

Transition adjustment upon adoption of SFAS No. 158, net of tax				(109.7)				(109.7)
Dividends ($0.20 per share)					(58.7)			(58.7)
Stock options exercised			35.4		(58.7)	5.3	241.3	218.0
Activity under other stock plans					2.2	0.2	9.6	11.8
Issuance of common stock in connection with convertible note exchanges	4.1
Issuance of common stock under Inamed acquisition	34.9	0.4	1,858.9					1,859.3
Purchase of treasury stock						(5.8)	(307.8)	(307.8)
Stock-based award activity			47.4		3.2	0.2	7.2	57.8

Balance December 31, 2006	307.5	3.1	2,358.0	(127.4)	1,065.7	(3.0)	(156.3)	3,143.1
Comprehensive income
Net income					499.3			499.3	$499.3
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain									38.5
Amortization									7.5
Foreign currency translation adjustments									46.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges									(0.8)
Unrealized gain on investments									0.5

Other comprehensive income				92.6				92.6	92.6

Comprehensive income									$591.9

Dividends ($0.20 per share)					(61.2)			(61.2)
Stock options exercised			36.0		(76.4)	3.9	213.9	173.5
Activity under other stock plans					1.1	0.3	15.2	16.3
Purchase of treasury stock						(3.0)	(186.5)	(186.5)
Stock-based award activity			56.4		(0.7)	0.2	10.1	65.8
Adjustment upon adoption of FIN 48					(4.3)			(4.3)

Balance December 31, 2007	307.5	$3.1	$2,450.4	$(34.8)	$1,423.5	(1.6)	$(103.6)	$3,738.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Cash flows provided by operating activities:
Net earnings (loss)	$499.3	$(127.4)	$403.9
Non-cash items included in net earnings (loss)
In-process research and development charge	72.0	579.3	—
Depreciation and amortization	215.4	152.4	78.9
Settlement of a pre-existing distribution agreement in a business combination	2.3	—	—
Amortization of original issue discount and debt issuance costs	4.6	10.0	9.8
Amortization of net realized gain on interest rate swap	(1.3)	(0.9)	—
Deferred income tax benefit	(82.2)	(47.6)	(25.0)
Loss (gain) on disposal of fixed assets and investments	4.3	4.0	(6.6)
Loss on sale of discontinued operations	1.3	—	—
Unrealized loss (gain) on derivative instruments	0.4	0.3	(1.1)
Expense of share-based compensation plans	81.7	69.6	15.1
Minority interest expense	0.5	0.4	2.9
Restructuring charges	26.8	22.3	43.8
Changes in assets and liabilities:
Trade receivables	(46.4)	(57.7)	(11.2)
Inventories	(22.6)	34.1	1.1
Other current assets	(20.7)	18.1	(31.9)
Other non-current assets	(34.3)	0.1	(34.4)
Accounts payable	51.8	17.0	(3.8)
Accrued expenses	32.7	10.7	(27.7)
Income taxes	(18.7)	42.5	(61.8)
Other liabilities	25.6	19.7	72.6

Net cash provided by operating activities	792.5	746.9	424.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(683.7)	(1,328.7)	—
Additions to property, plant and equipment	(141.8)	(131.4)	(78.5)
Additions to capitalized software	(30.7)	(18.4)	(13.6)
Additions to intangible assets	(10.0)	(11.5)	(99.3)
Proceeds from sale of business	23.9	—	—
Proceeds from sale of property, plant and equipment	9.2	4.8	7.8
Proceeds from sale of investments	—	0.6	1.3
Other items	—	—	0.2

Net cash used in investing activities	(833.1)	(1,484.6)	(182.1)

Cash flows from financing activities:
Net (repayments) borrowings of notes payable	(108.5)	(67.5)	157.0
Payments to acquire treasury stock	(186.5)	(307.8)	(94.3)
Dividends to stockholders	(60.8)	(58.4)	(52.3)
Debt issuance costs	—	(20.2)	—
Repayments of convertible borrowings	—	(521.9)	—
Sale of stock to employees	137.4	182.7	149.9
Excess tax benefits from share-based compensation	36.0	35.4	—
Proceeds from issuance of senior notes	—	797.7	—
Proceeds from issuance of convertible senior notes	—	750.0	—
Bridge credit facility borrowings	—	825.0	—
Bridge credit facility repayments	—	(825.0)	—
Net proceeds from settlement of interest rate swap	—	13.0	—

Net cash (used in) provided by financing activities	(182.4)	803.0	160.3

Effect of exchange rates on cash and equivalents	11.5	7.8	(1.3)

Net (decrease) increase in cash and equivalents	(211.5)	73.1	401.5
Cash and equivalents at beginning of year	1,369.4	1,296.3	894.8

Cash and equivalents at end of year	$1,157.9	$1,369.4	$1,296.3

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$63.1	$34.1	$11.5

Income taxes, net of refunds	$238.0	$78.4	$279.4

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Net losses resulting from foreign currency transactions of approximately $25.0 million, $3.2 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in “Other, net” in the Company’s consolidated statements of operations. (See Note 12, “Financial Instruments.”)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2007 and 2006, the Company held approximately 1.6 million and 3.0 million treasury shares, respectively, under this program.

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

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $1.8 million and $2.3 million at December 31, 2007 and 2006, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recorded in the Company’s consolidated balance sheets at December 31, 2007 and 2006 were $29.8 million and $20.1 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $82.0 million and $71.2 million at December 31, 2007 and 2006, respectively.

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

The Company recognizes license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, the Company recognizes income upon the signing of a contractual agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after entering into the contract. The Company defers income under contractual agreements when it has further obligations that indicate that a separate earnings process has not been completed.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under SFAS No. 123R, the fair value of share-based payment awards is estimated at the grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards and recognizes shared-based compensation cost over the vesting period using the straight-line single option method. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant. Accordingly, no compensation expense for stock option awards was recognized in the periods before January 1, 2006.

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $135.6 million, $99.7 million and $100.5 million in 2007, 2006 and 2005, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of the Company’s 2008 fiscal year.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, the Company’s policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. The impact of the adoption of FIN 48 is discussed in Note 9, “Income taxes” below.

Valuation allowances against the Company’s deferred tax assets were $99.9 million and $20.8 million at December 31, 2007 and 2006, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate. The increase in the amount of the valuation allowances at December 31, 2007 compared to December 31, 2006 is primarily due to the October 2007 acquisition of Esprit Pharma Holding Company, Inc. and the February 2007 acquisition of EndoArt SA. Material differences in the estimated amount of valuation allowances may result in an increase or decrease in the provision for income taxes if the actual amounts for valuation allowances required against deferred tax assets differ from the amounts the Company estimates. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of the Company’s 2008 fiscal year.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2007, the Company had approximately $1,007.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 16, 2007, the Company acquired Esprit Pharma Holding Company, Inc. (Esprit) for an aggregate purchase price of approximately $370.7 million, net of cash acquired. On February 22, 2007, the Company acquired EndoArt SA (EndoArt) for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, the Company acquired Groupe Cornéal Laboratoires (Cornéal) for an aggregate purchase price of approximately $209.2 million, net of cash acquired. On March 23, 2006, the Company completed the acquisition of Inamed Corporation (Inamed) for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of common stock with a fair value of approximately $1.9 billion. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The Company engaged an independent third-party valuation firm to assist it in determining the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. Fair value estimates for purchase price allocations may change during the allowable allocation period, which is currently up to one year from the acquisition dates, if additional information becomes available.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net earnings (losses), foreign currency translation adjustments, certain pension and other postretirement benefit plan adjustments, unrealized gains or losses on marketable equity investments and unrealized and realized gains or losses on derivative instruments, if applicable. The Company does not recognize U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS No. 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These two standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

SFAS No. 141R changes a number of the existing business combination accounting practices. These include, among others, requirements to recognize contingent consideration and most preacquisition loss and gain contingencies at their acquisition-date fair values, to capitalize in-process research and development assets acquired, to expense as incurred acquisition-related transaction costs and to recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The statement also places new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141R is required to be adopted concurrently with SFAS No. 160 and will be effective for business combination transactions occurring in fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The impact of adopting SFAS No. 141R on the Company’s consolidated financial statements will depend on the economic terms of any future business acquisitions and changes in estimated unrecognized tax benefit liabilities for pre-existing acquisitions.

Under existing accounting principles, the equity interests not held by the controlling shareholders are referred to as minority interests. SFAS No. 160 changes this terminology to noncontrolling interests and requires that such interests be displayed in the consolidated statement of financial position as a separate component of stockholders’ equity. The statement also prohibits the recognition of gains or losses on sales of noncontrolling interests except when the sale results in deconsolidation of the subsidiary. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The statement is to be applied prospectively as of the beginning of the year of adoption, except for presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

Note 2:	Acquisitions

Esprit Acquisition

On October 16, 2007, the Company completed the acquisition of Esprit, a pharmaceutical company based in the United States with expertise in the genitourinary market, for an aggregate purchase price of approximately $370.7 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $525.0 million and assumed liabilities of $154.3 million. The Esprit acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of September 18, 2007 (Merger Agreement), by and among the Company, Esmeralde Acquisition, Inc., a wholly-owned subsidiary of the Company (Merger Sub), Esprit and the Escrow Participants’ Representative named in the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was merged with and into Esprit, with Esprit surviving and becoming a wholly-owned subsidiary of the Company. The acquisition was funded from current cash and equivalent balances. Prior to and in anticipation of the acquisition, the Company loaned Esprit $74.8 million in August 2007, the proceeds of which were used by Esprit to fund a milestone payment to a third party and to repay certain outstanding obligations to third-party lenders. The loan was secured by all of the assets of Esprit. The terms of the loan were at fair value. The loan and accrued interest of $0.9 million were effectively settled upon the acquisition with no resulting gain or loss. The Esprit acquisition provides the Company with a dedicated urologics product line within its specialty pharmaceuticals segment.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the Esprit purchase price:

(in millions)

Cash consideration, net of cash acquired	$288.6
Transaction costs	6.4

Cash paid	295.0
Settlement of a pre-existing loan from Allergan to Esprit plus accrued interest	75.7

$370.7

Purchase Price Allocation

The Esprit purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the Esprit acquisition is not deductible for tax purposes.

The Company believes the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$35.8
Identifiable intangible asset	358.0
Goodwill	122.6
Other non-current assets	8.6
Accounts payable and accrued liabilities	(24.2)
Deferred tax liabilities — current and non-current	(128.9)
Other non-current liabilities	(1.2)

$370.7

The Company’s fair value estimates for the Esprit purchase price allocation may change during the allowable allocation period, which is currently up to one year from the acquisition date, if additional information becomes available.

In-process Research and Development

In conjunction with the Esprit acquisition, the Company determined that the R&D efforts related to Esprit products did not give rise to identifiable in-process research and development assets with anticipated future economic value that could be reasonably estimated.

Identifiable Intangible Asset

The acquired identifiable intangible asset consists of product rights for developed technology for an approved indication in the United States at the acquisition date for Sanctura XRtm, a once-daily oral drug treatment for overactive bladder. The useful life of this intangible asset was determined to be 16 years.

Impairment evaluations in the future for the acquired developed technology will occur at a consolidated cash flow level within the Company’s specialty pharmaceuticals segment in the United States, the market used to originally value the intangible asset.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the Esprit purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the Esprit acquisition will produce the following significant benefits:

•	Increased Market Presence and Opportunities. The acquisition of Esprit should enable the Company to enter into another core specialty market where there is a high unmet need and significant growth potential, to better serve the needs of the urology community and its patients, thus increasing the Company’s market presence and opportunities for growth in sales, earnings and stockholder returns.

•	Enhanced Product Mix. The acquisition of Esprit supports the Company’s U.S. growth strategy and demonstrates its focus on strengthening the Company’s core pharmaceutical businesses by creating a dedicated urologics division to serve urologists and their patients. The complementary nature of Esprit’s products for overactive bladder will enhance the Company’s current R&D activities in the treatment of urological and genitourinary disorders.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Esprit in relation to other acquired tangible and intangible assets.

EndoArt Acquisition

On February 22, 2007, the Company completed the acquisition of EndoArt, a provider of telemetrically-controlled (or remote-controlled) implants used in the treatment of morbid obesity and other conditions. Under the terms of the purchase agreement, the Company acquired all of the outstanding capital stock of EndoArt for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The acquisition consideration was all cash, funded from the Company’s cash and equivalents balances. In connection with the EndoArt acquisition, the Company acquired assets with a fair value of $98.5 million and assumed liabilities of $1.4 million.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the fair values assigned to the EndoArt assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)

Current assets	$0.8
Property, plant and equipment	0.7
Identifiable intangible assets	17.6
In-process research and development	72.0
Goodwill	7.4
Accounts payable and accrued liabilities	(0.8)
Deferred tax liabilities	(0.6)

$97.1

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets

Acquired identifiable intangible assets include product rights for approved indications of currently marketed products and core technology. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of
	Intangible Assets	Weighted Average
	Acquired	Amortization Period
	(in millions)

Developed technology	$12.3	11.8 years
Core technology	5.3	15.8 years

Total	$17.6

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

Cornéal Acquisition

On January 2, 2007, the Company purchased all of the outstanding common stock of Cornéal, a privately held healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle a pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvédermtm in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products purchased under the distribution agreement, which was effectively settled upon the acquisition. In connection with the Cornéal acquisition, the Company acquired assets with a fair value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvédermtm, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.

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

The Company believes the fair values assigned to the Cornéal assets acquired and liabilities assumed were based upon reasonable assumptions. The following table summarizes the estimated fair values of the net assets acquired:

(in millions)

Current assets	$38.9
Property, plant and equipment	19.5
Identifiable intangible assets	115.7
Goodwill	109.2
Other non-current assets	1.5
Accounts payable and accrued liabilities	(16.4)
Current portion of long-term debt	(11.6)
Deferred tax liabilities — non-current	(45.0)
Other non-current liabilities	(2.6)

$209.2

In-process Research and Development

In conjunction with the Cornéal acquisition, the Company determined that the R&D efforts related to Cornéal products did not give rise to identifiable in-process research and development assets with anticipated future economic value that could be reasonably estimated.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets

Acquired identified intangible assets include product rights for approved indications of currently marketed products, core technology and trademarks. The amount assigned to each class of intangible assets and the related weighted-average amortization periods are summarized in the following table:

	Value of
	Intangible Assets	Weighted Average
	Acquired	Amortization Period
	(in millions)

Developed technology	$72.4	8.3 years
Core technology	39.4	13.0 years
Trademarks	3.9	9.5 years

	$115.7

Acquired developed technology assets primarily consist of the following currently marketed Cornéal products:

Value of
Intangible Assets
Acquired
(in millions)

Juvédermtm — worldwide	$56.1
Surgiderm® — worldwide	13.1
Other	3.2

$72.4

Impairment evaluations in the future for acquired developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment, with valuation analysis and related potential impairment actions segregated among the United States, the European Union, Canada, Australia and the rest of the world, which were the markets used to originally value the intangible assets.

The Company determined that the Cornéal assets acquired included proprietary technology which has alternative future use in the development of aesthetics products. These assets were separately valued and capitalized as core technology. Trademarks acquired are primarily related to Juvédermtm and Surgiderm®.

Goodwill

Goodwill represents the excess of the Cornéal purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the Cornéal acquisition will produce the following significant benefits:

•	Control over the Manufacturing Process and Future Research and Development. The acquisition will allow the Company to control product quality and availability and to gain additional expertise and intellectual property to further develop the next generation of dermal fillers.

•	Expanded Distribution Rights. The Company has expanded its exclusive distribution rights for Juvédermtm from the United States, Canada and Australia to all countries worldwide.

•	Enhanced Product Mix. The complementary nature of the Company’s facial aesthetics products with those of Cornéal should benefit current and future customers of both companies.

•	Operating Efficiencies. The combination of the Company and Cornéal provides the opportunity for product cost savings due to manufacturing efficiencies.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Cornéal in relation to other acquired tangible and intangible assets.

Inamed Acquisition

On March 23, 2006, the Company completed the acquisition of Inamed, a global healthcare company that develops, manufactures and markets a diverse line of products, including breast implants, a range of facial aesthetics and obesity intervention products, for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of the Company’s common stock with a fair value of approximately $1.9 billion. In connection with the acquisition, the Company acquired assets with a fair value of $3,813.4 million and assumed liabilities of $522.7 million.

In connection with the Inamed acquisition, the Company recorded a total charge to in-process research and development expense of $579.3 million in 2006 for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state. The Company recorded a $562.8 million expense for in-process research and development during the first fiscal quarter of 2006 and an additional charge of $16.5 million during the second fiscal quarter of 2006. The acquired in-process research and development assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvédermtm dermal filler technology for use in the United States, and Inamed’s BIBtm BioEnterics® Intragastric Balloon technology for use in the United States, which were valued at $405.8 million, $41.2 million and $132.3 million, respectively. All of these assets had not received approval by the FDA as of the Inamed acquisition date of March 23, 2006. Because the in-process research and development assets had no alternative future use, they were charged to expense on the Inamed acquisition date.

Pro Forma Results of Operations

The following unaudited pro forma operating results for the year ended December 31, 2007 assume the Esprit acquisition had occurred on January 1, 2007, and for the year ended December 31, 2006, assume the Esprit and Inamed acquisitions had occurred on January 1, 2006, and exclude any pro forma charges for in-process research and development, inventory fair value adjustments, share-based compensation expense and transaction costs.

	2007	2006
	(in millions, except per share amounts)

Product net sales	$3,911.9	$3,147.1
Total revenues	$3,971.8	$3,200.3
Net earnings from continuing operations	$461.5	$411.3
Net earnings per share from continuing operations — basic	$1.51	$1.36
Net earnings per share from continuing operations — diluted	$1.49	$1.34

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Esprit and Inamed acquisitions occurred on the indicated dates, or the results that may be achieved in the future.

The Company does not consider the acquisitions of EndoArt or Cornéal to be material business combinations, either individually or in the aggregate. Accordingly, the supplemental pro forma operating results presented above do not include any adjustments related to these two acquisitions.

Note 3:	Discontinued Operations

On July 2, 2007, the Company completed the sale of the ophthalmic surgical device business that it acquired as a part of the Cornéal acquisition in January 2007, for net cash proceeds of $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities of $4.2 million. The Company recorded a pre-tax loss of $1.3 million ($1.0 million net of tax) associated with the sale.

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

The following table sets forth selected financial data of the Company’s discontinued operations for 2007. There were no comparable amounts for 2006 or 2005.

Selected Financial Data for Discontinued Operations

(in millions)

Net sales	$20.0
Loss from discontinued operations before income taxes	$(1.1)
Net loss from discontinued operations	$(0.7)

Note 4:	Restructuring Charges, Integration Costs and Transition and Duplicate Operating Expenses

Restructuring and Integration of Cornéal Operations

In connection with the January 2007 Cornéal acquisition, the Company initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with the Company’s operations. Specifically, the restructuring and integration activities involve moving key business functions to Company locations, integrating Cornéal’s distributor operations with the Company’s existing distribution network and integrating Cornéal’s information systems with the Company’s information systems. The Company currently estimates that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $36.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.

The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 20 positions, principally general and administrative positions at Cornéal locations. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $3.5 million to $4.5 million. Estimated charges include estimates for contract termination costs, including the termination of duplicative distribution arrangements. Contract termination costs are expected to total approximately $16.0 million to $21.0 million.

The Company began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expects to continue to incur costs up through and including the second quarter of 2008. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the year ended December 31, 2007, the Company recorded $16.6 million related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2007, the Company recorded $8.5 million of integration and transition costs associated with the Cornéal integration, consisting of $0.1 million in cost of sales and $8.4 million in selling, general and administrative (SG&A) expenses.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cumulative restructuring activities related to the Cornéal operations during the year ended December 31, 2007:

		Contract
	Employee	Termination
	Severance	Costs	Total
	(in millions)

Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007 ($6.0 million included in “Other accrued expenses” and $4.7 million included in “Accounts payable”)	$2.8	$7.9	$10.7

Restructuring and Integration of Inamed Operations

In connection with the March 2006 Inamed acquisition, the Company initiated a global restructuring and integration plan to merge Inamed’s operations with the Company’s operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involved a workforce reduction of approximately 60 positions, principally general and administrative positions, moving key commercial Inamed business functions to the Company’s locations around the world, integrating Inamed’s distributor operations with the Company’s existing distribution network and integrating Inamed’s information systems with the Company’s information systems.

On January 30, 2007, the Company’s Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that the Company acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products.

With the exception of the restructuring of the collagen manufacturing facility, which is currently expected to be completed by the end of the fourth quarter of 2008, the Company substantially completed all activities related to the restructuring and operational integration of the former Inamed operations during 2007. As of December 31, 2007, the Company has recorded cumulative pre-tax restructuring charges of $22.7 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. Cumulative restructuring charges consist of $21.0 million related to the global restructuring and integration plan to merge Inamed’s operations with the Company’s operations, and $1.7 million related to the restructuring of the collagen manufacturing facility. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. During 2007 and 2006, the Company recorded pre-tax restructuring charges of $9.2 million and $13.5 million, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2007, the Company recorded $5.3 million of integration and transition costs associated with the Inamed integration, consisting of $0.1 million in cost of sales and $5.2 million in SG&A expenses. During 2006, the Company recorded $20.7 million of integration and transition costs, consisting of $0.9 million in cost of sales, $19.6 million in SG&A expenses and $0.2 million in R&D expenses. During 2006, the Company also recorded $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which the Company included in its provision for income taxes.

In connection with the restructuring and eventual sale or closure of the collagen manufacturing facility, the Company estimates that total pre-tax restructuring charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, that are expected to result in estimated

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total employee severance costs of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. The Company began to record these costs in the first quarter of 2007 and expects to continue to incur them up through and including the fourth quarter of 2008. Prior to any closure or sale of the collagen manufacturing facility, the Company intends to manufacture a sufficient quantity of collagen products to meet estimated market demand through 2010.

The following table presents the cumulative restructuring activities related to the combined effects of the global restructuring of the Inamed operations and restructuring of the collagen manufacturing facility through December 31, 2007:

	Employee	Contract and Lease
	Severance	Termination Costs	Total
	(in millions)

Net charge during 2006	$6.1	$7.4	$13.5
Spending	(2.1)	(2.5)	(4.6)

Balance at December 31, 2006	4.0	4.9	8.9
Net charge during 2007	3.6	5.6	9.2
Spending	(5.7)	(9.5)	(15.2)

Balance at December 31, 2007 (included in “Other accrued expenses”)	$1.9	$1.0	$2.9

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

As of December 31, 2006, the Company substantially completed all activities related to the restructuring and streamlining of its European operations. As of December 31, 2006, the Company recorded cumulative pre-tax restructuring charges of $37.5 million, primarily related to severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. During 2007, the Company recorded an additional $1.0 million of restructuring charges for an abandoned leased facility related to its European operations. During the years ended December 31, 2006 and 2005, the Company recorded $8.6 million and $28.9 million, respectively, of restructuring charges related to its European operations. As of December 31, 2007, remaining accrued expenses of $6.2 million for restructuring charges related to the restructuring and streamlining of the Company’s European operations are included in “Other accrued expenses” and “Other liabilities” in the amount of $2.8 million and $3.4 million, respectively.

Additionally, as of December 31, 2006, the Company had incurred cumulative transition and duplicate operating expenses of $11.8 million relating primarily to legal, consulting, recruiting, information system implementation costs and taxes in connection with the European restructuring activities. For the year ended December 31, 2006, the Company recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of its Mougins, France facility, consisting of $5.7 million in SG&A expenses and $0.5 million in R&D expenses. For the year ended December 31, 2005, the Company recorded $5.6 million of transition and duplicate operating expenses, consisting of $0.3 million in cost of sales, $3.8 million in SG&A

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and $1.5 million in R&D expenses. There were no transition and duplicate operating expenses related to the restructuring and streamlining of the Company’s European operations recorded in 2007.

Other Restructuring Activities and Integration Costs

Included in 2007 are $0.8 million and $0.1 million, respectively, of SG&A expenses related to miscellaneous integration costs associated with the Esprit and EndoArt acquisitions.

Included in 2006 and 2005 are $0.6 million and $14.5 million, respectively, of restructuring charges related to the scheduled June 2005 termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, which the Company spun-off in June 2002. Also included in 2006 and 2005 is a $0.4 million restructuring charge reversal and $2.3 million of restructuring charges, respectively, related to the streamlining of the Company’s operations in Japan.

Note 5:	Composition of Certain Financial Statement Captions

	December 31,
	2007	2006
	(in millions)

Trade receivables, net
Trade receivables	$506.1	$417.9
Less allowance for sales returns — medical device products	18.7	15.2
Less allowance for rebates — medical device products	2.9	—
Less allowance for doubtful accounts	21.4	15.8

	$463.1	$386.9

Inventories
Finished products	$137.4	$107.1
Work in process	46.0	31.2
Raw materials	41.3	30.2

	$224.7	$168.5

Other current assets
Prepaid expenses	$79.1	$55.0
Deferred taxes	158.7	113.0
Other	40.7	37.5

	$278.5	$205.5

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(in millions)

Investments and other assets
Investments in corporate-owned life insurance contracts used to fund deferred executive compensation	$61.6	$49.3
Capitalized software	54.3	34.3
Prepaid pensions	35.8	—
Prepaid royalties	20.0	—
Interest rate swap fair value	17.1	—
Debt issuance costs	15.1	18.3
Equity investments	8.0	7.1
Other	38.0	39.2

	$249.9	$148.2

Property, plant and equipment, net
Land	$37.9	$32.4
Buildings	614.2	540.6
Machinery and equipment	456.8	399.1

	1,108.9	972.1
Less accumulated depreciation	422.5	360.7

	$686.4	$611.4

Other accrued expenses
Sales rebates and other incentive programs	$79.1	$71.2
Restructuring charges	11.7	13.0
Royalties	48.6	31.6
Accrued interest	20.9	21.7
Sales returns	11.1	4.9
Product warranties — breast implant products	6.5	4.4
Other	117.8	88.4

	$295.7	$235.2

Other liabilities
Postretirement benefit plan	$35.0	$35.8
Qualified and non-qualified pension plans	54.9	69.9
Deferred executive compensation	59.2	47.9
Deferred income	83.3	81.9
Product warranties — breast implant products	21.5	20.4
Unrecognized tax benefit liabilities	36.0	—
Other	22.8	17.3

	$312.7	$273.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(in millions)

Accumulated other comprehensive loss
Foreign currency translation adjustments	$23.2	$(23.7)
Deferred holding gains on derivative instruments, net of taxes of $4.3 million and $4.8 million for 2007 and 2006, respectively	6.5	7.3
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $36.4 million and $55.5 million for 2007 and 2006, respectively	(66.2)	(112.2)
Unrealized gain on investments, net of taxes of $1.2 million and $0.9 million for 2007 and 2006, respectively	1.7	1.2

	$(34.8)	$(127.4)

At December 31, 2007, approximately $13.3 million of Allergan’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location is not significant.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Intangibles and Goodwill

At December 31, 2007 and 2006, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
	(in millions)		(in years)	(in millions)		(in years)

Amortizable Intangible Assets:
Developed technology	$1,247.8	$(111.8)	15.1	$796.4	$(39.9)	15.4
Customer relationships	42.3	(24.1)	3.1	42.3	(10.3)	3.1
Licensing	159.6	(63.2)	8.2	149.4	(44.2)	8.0
Trademarks	28.2	(10.9)	6.4	23.5	(5.7)	6.5
Core technology	191.9	(24.0)	15.2	142.6	(11.4)	15.8

	1,669.8	(234.0)	14.0	1,154.2	(111.5)	13.9
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,670.7	$(234.0)		$1,155.1	$(111.5)

Developed technology consists primarily of current product offerings, primarily urologics products, saline and silicone breast implants, obesity intervention products and dermal fillers acquired in connection with the Esprit, EndoArt, Cornéal and Inamed acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. The increase in developed technology, trademarks and core technology at December 31, 2007 compared to December 31, 2006 is primarily due to the Esprit, EndoArt and Cornéal acquisitions. The increase in licensing assets is primarily due to an upfront licensing payment related to Sanctura® products incurred subsequent to the Esprit acquisition and a milestone payment incurred in 2007 related to annual Restasis® net sales.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
	(in millions)

Developed technology	$71.5	$39.9	$—
Customer relationships	13.6	10.3	—
Licensing	19.0	18.6	15.1
Trademarks	4.8	3.4	0.4
Core technology	12.4	7.4	2.0

	$121.3	$79.6	$17.5

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

Estimated amortization expense is $139.2 million for 2008, $125.7 million for 2009, $121.5 million for 2010, $115.0 million for 2011 and $110.0 million for 2012.

Goodwill

	December 31,
	2007	2006
	(in millions)

Specialty Pharmaceuticals	$132.8	$9.4
Medical Devices	1,949.3	1,824.2

	$2,082.1	$1,833.6

The increase in goodwill at December 31, 2007 compared to December 31, 2006 was primarily due to the Esprit, EndoArt and Cornéal acquisitions. Goodwill related to the Esprit acquisition is reflected in the Specialty Pharmaceuticals balance above. Goodwill related to the EndoArt, Cornéal and Inamed acquisitions is reflected in the Medical Devices balance above.

Note 7:	Notes Payable and Long-Term Debt

	2007		2006
	Average		Average
	Effective		Effective
	Interest	December 31,	Interest	December 31,
	Rate	2007	Rate	2006
		(in millions)		(in millions)

Bank loans	4.37%	$5.1	5.46%	$102.0
Medium term notes; 6.91% - 7.47%; maturing 2008 - 2012	7.15%	59.6	7.15%	58.5
Senior notes due 2016	5.79%	798.1	5.79%	797.9
Interest rate swap fair value adjustment		17.1		—

		879.9		958.4
Less current maturities		39.7		102.0

Total long-term debt		$840.2		$856.4

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had a committed long-term credit facility, a commercial paper program, a medium term note program, an unused debt shelf registration statement that the Company may use for a new medium term note program and other issuances of debt securities, and various foreign bank facilities. The commitment fees under the domestic and foreign credit facilities are minimal. In May 2007, the Company amended the termination date of its committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The current medium term note program allows the Company to issue up to an additional $5.4 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2007. As of December 31, 2007, the Company had no borrowings under its committed long-term credit facility, $59.6 million in borrowings outstanding under the medium term note program, $5.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.

On April 12, 2006, the Company completed concurrent private placements of $800 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) and $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes). The 2016 Notes were sold in a private placement to qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and the 2026 Convertible Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. (See Note 8, “Convertible Notes,” for a description of the 2026 Convertible Notes.)

The 2016 Notes, which were sold at 99.717% of par value with an effective interest rate of 5.79%, are unsecured and pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by Allergan. The original discount of approximately $2.3 million and the deferred debt issuance costs associated with the 2016 Notes are being amortized using the effective interest method over the stated term of 10 years.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to the 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2007, the Company has recognized an asset associated with the fair-value of the derivative of $17.1 million reported in “Investments and other assets” and a corresponding increase in “Long-term debt” of $17.1 million reported in its consolidated balance sheet. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. For the year ended December 31, 2007, the Company recognized $0.3 million as a reduction of interest expense.

In February 2006, the Company entered into interest rate swap contracts based on the 3-month LIBOR rate with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over the same 10 year period to match the term of the 2016 Notes. As of December 31, 2007, the remaining unrecognized gain, net of tax, of $6.5 million is recorded as a component of accumulated other comprehensive loss.

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

The aggregate maturities of total long-term debt, excluding the interest rate swap fair value adjustment of $17.1 million, for each of the next five years and thereafter are as follows: $39.7 million in 2008; zero in 2009, 2010 and 2011; $25.0 million in 2012 and $798.1 million thereafter. Interest incurred of $1.3 million in 2007, $0.4 million in 2006 and $1.0 million in 2005 has been capitalized and included in property, plant and equipment.

Note 8:	Convertible Notes

The 2026 Convertible Notes are unsecured and pay interest semi-annually at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of Allergan’s common stock based on an initial conversion rate of 15.7904 shares of Allergan’s common stock per $1,000 principal amount of the 2026 Convertible Notes, subject to adjustment, only under the following circumstances: (i) during any fiscal quarter beginning after June 30, 2006 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 120% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate; (ii) the Company calls the 2026 Convertible Notes for redemption; (iii) if specified distributions to holders of the Company’s common stock are made, or specified corporate transactions occur; or (iv) at any time on or after February 1, 2026 through the business day immediately preceding the maturity date. Upon conversion, a holder will receive an amount in cash equal to the lesser of (i) the principal amount of the 2026 Convertible Note or (ii) the conversion value, determined in the manner set forth in the 2026 Convertible Note Indenture. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, the Company will also deliver at its election, cash or Allergan’s common stock or a combination of cash and Allergan’s common stock for the conversion value in excess of the principal amount. As of December 31, 2007, the conversion criteria had not been met. The Company will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders. The Company amortizes the deferred debt issuance costs associated with the 2026 Convertible Notes over the five year period from date of issuance in April 2006 to the first noteholder put date in April 2011.

On November 6, 2002, the Company issued zero coupon convertible senior notes due 2022 (2022 Notes) in a private placement with an aggregate principal amount at maturity of $641.5 million. The 2022 Notes, which were issued at a discount of $141.5 million, were unsecured, accrued interest at 1.25% annually and were scheduled to mature on November 6, 2022. The 2022 Notes were convertible into 22.82 shares of Allergan’s common stock for each $1,000 principal amount at maturity if the closing price of Allergan’s common stock exceeded certain levels, the credit ratings assigned to the 2022 Notes were reduced below specified levels, or the Company called the 2022

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes for redemption, made specified distributions to its stockholders or became a party to certain consolidation, merger or binding share exchange agreements. As of March 31, 2006 and December 31, 2005, the conversion criteria were met.

During March 2006 and April 2006, holders of the 2022 Notes began to exercise the conversion feature of the 2022 Notes. In May 2006, the Company announced its intention to redeem the 2022 Notes. Most holders elected to exercise the conversion feature of the 2022 Notes prior to redemption. Upon their conversion, the Company was required to pay the accreted value of the 2022 Notes in cash and had the option to pay the remainder of the conversion value in cash or shares of Allergan common stock. The Company exercised its option to pay the remainder of the conversion value in shares of Allergan common stock. In connection with the conversion, Allergan paid approximately $505.3 million in cash for the accreted value of the 2022 Notes and issued 4.1 million shares of Allergan common stock for the remainder of the conversion value. In addition, holders of approximately $20.3 million of aggregate principal at maturity of the 2022 Notes did not exercise the conversion feature, and in May 2006, the Company paid the accreted value (approximately $16.6 million) in cash to redeem these 2022 Notes.

The Company amortized deferred debt issuance costs associated with the 2022 Notes over the five year period from date of issuance in November 2002 to the first noteholder put date in November 2007. For the year ended December 31, 2006, the Company recorded as interest expense a charge of approximately $4.4 million for the write-off of unamortized deferred debt issuance costs due to the redemption of the 2022 Notes. Interest expense of approximately $1.8 million and $6.4 million for the years ended December 31, 2006 and 2005, respectively, was recognized representing the amortization of discount on the 2022 Notes. The discount was amortized using the effective interest method over the stated term of 20 years.

Note 9:	Income Taxes

The components of earnings (loss) from continuing operations before income taxes and minority interest were:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

U.S	$388.2	$(232.4)	$455.7
Non-U.S	299.5	212.9	143.5

Total	$687.7	$(19.5)	$599.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Current
U.S. federal	$186.0	$115.2	$159.3
U.S. state	29.8	15.3	24.9
Non-U.S	52.6	30.2	32.1

Total current	268.4	160.7	216.3

Deferred
U.S. federal	(92.1)	(34.0)	(2.6)
U.S. state	9.5	(13.3)	(4.3)
Non-U.S	0.4	(5.9)	(17.0)

Total deferred	(82.2)	(53.2)	(23.9)

Total	$186.2	$107.5	$192.4

The current provision for income taxes does not reflect the tax benefit of $36.0 million, $41.6 million and $31.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated balance sheets.

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2007	2006	2005

Statutory rate of tax expense (benefit)	35.0%	(35.0)%	35.0%
State taxes, net of U.S. tax benefit	4.0	44.8	3.7
Tax differential on foreign earnings	(18.0)	(238.9)	(11.0)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	0.4	11.9	10.4
Other credits (R&D)	(3.7)	(118.9)	(2.6)
In-process research and development	10.4	1,039.8	—
Intangible write-offs	—	(0.6)	(0.4)
Tax audit settlements/adjustments	(0.6)	(12.9)	(1.1)
Change in valuation allowance	(0.6)	(130.2)	(0.6)
Other	0.2	(8.7)	(1.3)

Effective tax rate	27.1%	551.3%	32.1%

Withholding and U.S. taxes have not been provided on approximately $1,007.0 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through the year 2002. The Company and its consolidated subsidiaries are currently under examination by the U.S. Internal Revenue Service for years 2003 through 2007, and the Company expects to reach an audit settlement for tax years 2003 and 2004 during the first quarter of 2008. The 2007 tax year is being audited as part of the U.S. Internal Revenue Service Compliance Assurance Process (“CAP”) program. The Company believes the additional tax liability, if any, for such years, will not have a material effect on the financial position of the Company. The Company’s acquired subsidiary, Inamed, is currently under examination by the U.S. Internal Revenue Service for the pre-acquisition years 2003 through 2006. Up through and until the end of the Company’s 2008 fiscal year, the additional tax liability, if any, for such years will be treated as an adjustment to the Inamed purchased goodwill.

At December 31, 2007, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $59.6 million. The Company’s subsidiary, Inamed, has a U.S. federal net operating loss carryback of approximately $52.6 million. The Company’s recently acquired subsidiary, Esprit and its subsidiaries, have U.S. net operating loss carryforwards of approximately $206.6 million. Up through and until the end of the Company’s 2008 fiscal year, any utilization of the Inamed net operating loss carrybacks or Esprit net operating loss carryforwards existing at the time of acquisition will be treated as an adjustment to purchased goodwill.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in millions)

Deferred tax assets
Net operating loss carryforwards/carrybacks	$107.7	$29.1	$9.8
Accrued expenses	74.7	43.5	25.2
Manufacturing/warranty reserves	3.5	14.3	—
Capitalized expenses	37.7	19.6	18.3
Deferred compensation	29.4	24.9	20.6
Medicare, Medicaid and other accrued healthcare rebates	24.1	25.4	25.2
Postretirement medical benefits	14.3	14.5	11.2
Capitalized intangible assets	32.0	75.5	130.2
Deferred revenue	16.7	25.2	2.1
Total inventories	47.8	27.1	16.6
Share-based compensation awards	32.0	15.4	—
Manufacturing, AMT and research credit carryforwards/carrybacks	7.8	17.0	4.9
Capital loss carryforwards	11.7	12.0	12.0
Unbilled costs	18.7	15.2	14.9
Pension plans	7.4	18.2	—
Transaction costs	3.9	—	—
State taxes	7.5	6.7	6.0
All other	9.9	17.3	21.5

	486.8	400.9	318.5
Less: valuation allowance	(99.9)	(20.8)	(44.1)

Total deferred tax assets	386.9	380.1	274.4

Deferred tax liabilities
Pension plans	—	—	32.4
Interest rate swap	4.3	—	—
Depreciation	23.5	22.3	24.4
Developed and core technology intangible assets	421.0	323.6	—
All other	—	6.0	3.3

Total deferred tax liabilities	448.8	351.9	60.1

Net deferred tax (liabilities) assets	$(61.9)	$28.2	$214.3

The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2007 were $158.7 million and $220.6 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2006 were $113.0 million and $84.8 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.

The net change in the amount of the valuation allowance at December 31, 2007 compared to December 31, 2006 includes a decrease in the amount of valuation allowances due to the utilization of net operating losses of $4.4 million. Additionally, the Company established $83.5 million in valuation allowances in connection with acquisitions which have no effect on the income statement. Any reductions to valuation allowances related to net

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards of acquired businesses will be treated as an adjustment to purchased goodwill up through and until the end of the Company’s 2008 fiscal year. The net change in the amount of the valuation allowance at December 31, 2006 compared to December 31, 2005 consists primarily of a decrease in the amount of valuation allowances due to a $17.2 million reversal of the valuation allowance against a deferred tax asset that the Company has determined is realizable. The balance of the net decrease in the valuation allowance is primarily due to a decrease in the valuation allowance related to deferred tax assets for certain capitalized intangible assets that became realizable due to the completion of a federal tax audit in the United States, and the abandonment of certain intangible assets for tazarotene oral technologies that will result in a current tax deduction.

Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2007. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Adoption of FIN 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109

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

FIN 48 Disclosures

The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of operations as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2007 is as follows:

(in millions)

Balance at January 1, 2007	$61.7
Gross increase as a result of positions taken in a prior year	11.7
Gross decrease as a result of positions taken in a prior year	(20.0)
Gross increase as a result of positions taken in current year	7.4
Gross decrease as a result of positions taken in current year	—
Decreases related to settlements	(1.2)
Decreases resulting from lapse of statute of limitations	—

Balance at December 31, 2007	$59.6

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $39.9 million.

In 2007, the total amount of interest expense related to uncertainty in income taxes recognized in the Company’s consolidated statement of operations is $6.1 million. The total amount of accrued interest expense

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to uncertainty in income taxes included in the Company’s consolidated balance sheet at December 31, 2007 is $10.9 million.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, foreign tax credits, AMT credits and transfer pricing will decrease by approximately $32.0 million due to the settlement of a U.S. Internal Revenue Service income tax audit, the settlement of a United Kingdom income tax audit and the settlement of a Canadian provincial income tax audit.

During the year ended December 31, 2006, the Company reduced its estimated income taxes payable for uncertain tax positions and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. This reduction was partially offset by an increase in estimated income taxes payable of $3.9 million for a previously filed income tax return currently under examination. During 2006, the Company also increased its estimate by $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and incurred income tax expenses of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition.

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

The following tax years remain subject to examination:

Major Jurisdictions	Open Years

U.S. Federal	2003 - 2006
California	2003 - 2006
Brazil	2002 - 2006
Canada	2001 - 2006
France	2005 - 2006
Germany	2002 - 2006
Italy	2003 - 2006
Ireland	2003 - 2006
Spain	2003 - 2006
United Kingdom	2006

Note 10:	Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans, covering certain management

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In the fourth quarter of 2006, the Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158. SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the actuarial gains or losses, prior service costs or credits and the transition asset or obligation remaining from the initial application of (i) Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and (ii) Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements.

Included in accumulated other comprehensive loss at December 31, 2007 and 2006 are unrecognized actuarial losses of $100.5 million and $162.1 million, respectively, related to the Company’s pension plans that have not yet been recognized in net periodic pension cost. Of the December 31, 2007 amount, the Company expects to recognize in net periodic pension cost during 2008 approximately $6.5 million. Also included in accumulated other comprehensive loss at December 31, 2007 and 2006 are unrecognized prior service credits of $2.3 million and $2.5 million, respectively, and unrecognized actuarial losses of $4.3 million and $8.1 million, respectively, related to the Company’s retiree health plan that have not yet been recognized in net periodic benefit cost. Of the December 31, 2007 amounts, the Company expects to recognize $0.3 million of the unrecognized prior service credits and $0.1 million of the unrecognized actuarial losses in net periodic benefit cost during 2008.

The funded status of the pension plans and retiree health plan were measured as of September 30, 2007 and 2006. Under the provisions of SFAS No. 158, the Company must change its measurement date for its pension and retiree health plans to the date of the Company’s year-end financial statements effective with the Company’s fiscal year ended December 31, 2008. The impact of this change is expected to be a reduction of retained earnings between $4.0 million and $5.0 million, net of tax, and an increase in accumulated other comprehensive loss between $0.5 million and $1.0 million, net of tax.

Components of net periodic benefit cost, assumptions used to determine net periodic benefit cost and projected benefit obligation, change in projected benefit obligation, change in plan assets, funded status, funding and estimated future payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended 2007, 2006 and 2005 were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)

Service cost	$24.9	$23.1	$17.6	$1.8	$1.8	$1.6
Interest cost	30.8	27.4	24.7	2.1	2.0	1.8
Expected return on plan assets	(36.8)	(32.3)	(27.4)	—	—	—
Gain on settlement	—	(0.8)	—	—	—	—
Amortization of prior service costs (credits)	—	—	—	(0.2)	(0.2)	(0.3)
Recognized net actuarial losses	11.4	13.0	9.5	0.3	0.5	0.3

Net periodic benefit cost	$30.3	$30.4	$24.4	$4.0	$4.1	$3.4

The Company terminated and settled one of its non-U.S. pension plans as part of its restructuring and streamlining of operations in Japan. As a result, the Company recognized a gain of $0.8 million upon plan settlement that was recorded as a restructuring charge reversal in the consolidated statement of operations for the year ended December 31, 2006.

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	5.90%	5.60%	5.95%	5.90%	5.60%	5.95%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.25%	4.25%	3.75%	—	—	—
Non-U.S. Pension Plans:
Discount rate	4.65%	4.24%	5.05%
Expected return on plan assets	6.43%	6.19%	6.89%
Rate of compensation increase	4.24%	4.00%	4.32%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	6.25%	5.90%		6.25%	5.90%
Rate of compensation increase	4.25%	4.25%		—	—
Non-U.S. Pension Plans:
Discount rate	5.50%	4.65%
Rate of compensation increase	4.13%	4.24%

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the U.S. qualified pension plan, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined.

For non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities.

Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)

Effect on total service and interest cost components	$0.9	$(0.7)
Effect on postretirement benefit obligation	6.6	(5.3)

The assumed annual health care cost trend rate for the retiree health plan was 9% for 2007, gradually decreasing to 5% in 2014 and remaining at that level thereafter.

Benefit Obligation, Plan Assets and Funded Status

The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2007 and 2006.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in millions)

Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$554.3	$504.3	$36.7	$36.2
Service cost	24.9	23.1	1.8	1.8
Interest cost	30.8	27.4	2.1	2.1
Participant contributions	1.5	1.2	—	—
Actuarial (gains) losses	(35.4)	(5.3)	(3.5)	(2.2)
Benefits paid	(10.0)	(8.8)	(1.2)	(1.2)
Plan combination in 2007 and settlement in 2006	1.5	(2.2)	—	—
Impact of foreign currency translation	11.0	14.6	—	—

Projected benefit obligation, end of year	578.6	554.3	35.9	36.7

Change in Plan Assets
Fair value of plan assets, beginning of year	478.5	427.5	—	—
Actual return on plan assets	50.3	34.9	—	—
Company contributions	17.0	13.0	1.2	1.2
Participant contributions	1.5	1.2	—	—
Benefits paid	(10.0)	(8.8)	(1.2)	(1.2)
Plan combination in 2007 and settlement in 2006	0.9	(1.4)	—	—
Impact of foreign currency translation	9.3	12.1	—	—

Fair value of plan assets, end of year	547.5	478.5	—	—

Funded status of plans	(31.1)	(75.8)	(35.9)	(36.7)
Fourth quarter contributions	10.4	4.2	—	—

Accrued benefit costs, net	$(20.7)	$(71.6)	$(35.9)	$(36.7)

Accrued benefit costs, net for pension plans of $20.7 million at December 31, 2007 consisted of $35.8 million of “Investments and other assets,” $1.6 million of “Accrued compensation” and $54.9 million of “Other liabilities” reported in the Company’s consolidated balance sheet. Accrued benefit costs, net for pension plans of $71.6 million at December 31, 2006 consisted of $1.7 million of “Accrued compensation” and $69.9 million of “Other liabilities” reported in the Company’s consolidated balance sheet. Accrued benefit costs, net for the retiree health plan of $35.9 million at December 31, 2007 consisted of $0.9 million of “Accrued compensation” and $35.0 million of “Other liabilities” reported in the Company’s consolidated balance sheet. Accrued benefit costs, net for the retiree health plan of $36.7 million at December 31, 2006 consisted of $0.9 million of “Accrued compensation” and $35.8 million of “Other liabilities” in the Company’s consolidated balance sheet.

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $492.3 million and $468.2 million at December 31, 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2007 and 2006 were as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Accumulated
			Benefit
	Projected Benefit		Obligation
	Obligation Exceeds		Exceeds the Fair
	the Fair Value of		Value of
	Plan Assets		Plan Assets
	2007	2006	2007	2006
	(in millions)

Projected benefit obligation	$57.9	$554.3	$57.9	$53.5
Accumulated benefit obligation	46.3	468.2	46.3	42.3
Fair value of plan assets	1.0	478.5	1.0	—

Funding

Beginning in 2006, the Company changed its funding policy for its funded pension plans to be based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due.

The asset allocation for the Company’s U.S. and non-U.S. funded pension plans follows:

	2008	Percent of
	Target	Plan Assets
	Allocation	2007	2006

U.S. Pension Plans:
Equity securities	60.0%	65.0%	62.0%
Debt securities	35.0%	35.0%	38.0
Real estate	5.0%	—	—

Total	100.0%	100.0%	100.0%

Non-U.S. Pension Plans:
Equity securities	60.0%	60.8%	63.5%
Debt securities	40.0%	39.2%	36.5

Total	100.0%	100.0%	100.0%

The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities, real estate investment trusts and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2008 is 8.25% for its U.S. funded pension plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and quarterly investment portfolio reviews.

The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2008 is 6.81% for its non-U.S. funded pension plans.

In 2008, the Company expects to pay contributions of between $18 million and $19 million for its U.S. and non-U.S. pension plans and between $0.9 million and $1.0 million for its other postretirement plan (unaudited).

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in millions)

2008	$13.6	$0.9
2009	15.2	1.1
2010	17.1	1.2
2011	19.0	1.3
2012	21.3	1.5
2013 - 2017	145.8	10.7

	$232.0	$16.7

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In general, participants’ contributions, up to 4% of compensation, qualify for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan was $13.8 million in 2007, $10.3 million in 2006 and $8.1 million in 2005.

In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $10.4 million, $7.1 million and $5.0 million in 2007, 2006 and 2005, respectively.

Note 11:	Employee Stock Plans

Incentive Compensation Plan

The Company has an incentive compensation plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers and key employees. Options granted under this incentive compensation plan are granted at an exercise price equal to the fair market value at the date of grant, have historically become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant, generally expire ten years after their original date of grant, and provide that an employee holding a stock option may exchange stock that the employee has owned for at least six months as payment against the exercise of their option. These provisions apply to all options outstanding at December 31, 2007.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, approximately 6,875,000 of aggregate stock options, shares of restricted stock and restricted stock units are available for future grant under the incentive compensation plan.

Non-employee Director Equity Incentive Plan

The Company has a non-employee director equity incentive plan that provides for the issuance of restricted stock and non-qualified stock options to non-employee directors. Under the terms of the non-employee director equity incentive plan, each eligible non-employee director receives restricted stock upon election, reelection or appointment to the Board of Directors. In addition, each eligible non-employee director is granted non-qualified stock options on the date of each regular annual meeting of stockholders at which the directors are to be elected.

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

At December 31, 2007, approximately 821,000 of aggregate stock options and shares of restricted stock are available for future grant under the non-employee director equity incentive plan.

Premium Priced Stock Option Plan

The Company has a premium priced stock option plan that provides for the granting of non-qualified premium priced stock options to officers and key employees. No awards have been made under this plan since 2001 and the vesting of all options then outstanding was accelerated during 2005. As of December 31, 2007 there are no outstanding awards under this plan.

At December 31, 2007, approximately 2,540,000 of stock options are available for future grant under the premium priced stock option plan.

Share-Based Award Activity and Balances

The following table summarizes stock option activity under the Company’s incentive compensation plan, non-employee director equity incentive plan and premium priced stock option plan:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except option exercise price and fair value data)

Outstanding, beginning of year	20,241	$41.03	21,564	$36.43	23,500	$35.49
Options granted	4,067	59.07	4,518	55.52	4,142	36.54
Options exercised	(3,920)	35.08	(5,324)	34.30	(4,848)	30.86
Options cancelled	(1,693)	59.88	(517)	45.02	(1,230)	40.85

Outstanding, end of year	18,695	44.50	20,241	41.03	21,564	36.43

Exercisable, end of year	9,434	36.76	10,904	37.24	12,442	36.54

Weighted average per share fair value of options granted during the year	$17.27	$17.84	$12.49

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of stock options exercised in 2007, 2006 and 2005 was $106.2 million, $114.1 million and $78.2 million, respectively.

The following table summarizes the weighted average remaining contractual life and aggregate intrinsic value of stock options outstanding as of December 31, 2007:

	Weighted Average
	Remaining	Aggregate Intrinsic
	Contractual Life	Value of Options
	(in years)	(in millions)

Options outstanding	6.6	$376.4
Options vested and expected to vest	6.5	359.4
Options exercisable	5.1	262.9

Amounts shown in the preceding table for options vested and expected to vest represent 17.3 million options with a weighted average exercise price of $43.86 that are outstanding as of December 31, 2007 and are ultimately expected to vest after taking into account an estimate of forfeitures. Aggregate intrinsic values as of December 31, 2007 in the preceding table represent the total pre-tax value of the stock option awards based on the Company’s closing year-end stock price of $64.24. Upon exercise of stock options, the Company generally issues shares from treasury.

The following table summarizes the Company’s restricted share activity under the Company’s incentive compensation plan and non-employee director equity incentive plan:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in thousands, except fair value data)

Restricted share awards, beginning of year	525	$43.27	378	$37.12	207	$37.36
Shares granted	201	59.22	220	54.64	237	37.19
Shares vested	(131)	39.25	(53)	45.40	(40)	39.20
Shares cancelled	(36)	49.19	(20)	46.63	(26)	36.46

Restricted share awards, end of year	559	49.56	525	43.27	378	37.12

The total fair value of restricted shares that vested in 2007, 2006 and 2005 was $7.7 million, $2.8 million and $1.4 million, respectively.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
	(in millions)

Employee and director stock options	$54.5	$48.6	$—
Employee and director restricted share awards	11.3	9.2	4.1
Stock contributed to employee benefit plans	15.9	11.8	9.5

Pre-tax share-based compensation expense	81.7	69.6	13.6
Income tax benefit	(29.0)	(25.3)	(4.9)

Net share-based compensation expense	$52.7	$44.3	$8.7

The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
	(in millions)

Cost of sales	$7.4	$6.2	$2.3
Selling, general and administrative	55.0	47.5	7.9
Research and development	19.3	15.9	3.4

Pre-tax share-based compensation expense	$81.7	$69.6	$13.6

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2007 and 2006 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006

Expected volatility	26.17%	30.00%
Risk-free interest rate	4.52%	4.48%
Expected dividend yield	0.49%	0.50%
Expected option life (in years)	4.95	4.75

The Company estimates its stock price volatility based on an equal weighting of the Company’s historical stock price volatility and the average implied volatility of at-the-money options traded in the open market. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the Black-Scholes option-pricing model. The dividend yield assumption is based on the Company’s history and an expectation of future dividend amounts. The expected option life assumption is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company recognizes shared-based compensation cost over the vesting period using the straight-line single option method. Share-based compensation expense under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $114.1 million, which is expected to be recognized over the next 48 months (30 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2007 and 2006.

Prior to adopting the provisions of SFAS No. 123R, the Company recorded estimated compensation expense for employee and director stock options based on their intrinsic value on the date of grant pursuant to APB No. 25 and provided the pro forma disclosures required by SFAS No. 123. Because the Company has historically granted at-the-money stock options that have no intrinsic value upon grant, no expense was recorded for stock options prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123, compensation expense under the fair value method and the effect on net income and earnings per common share for 2005 were as follows:

(in millions,
except per share
amounts)

Net earnings, as reported	$403.9
Add stock-based compensation expense included in reported net earnings, net of tax	8.7
Deduct stock-based compensation expense determined under fair value based method, net of tax	(42.4)

Pro forma net earnings	$370.2

Net earnings per share:
As reported basic	$1.54
As reported diluted	$1.51
Pro forma basic	$1.41
Pro forma diluted	$1.38

The fair value of stock options granted during 2005 was estimated at grant date using the following weighted average assumptions: expected volatility of 33.4%; risk-free interest rate of 3.80%; expected dividend yield of 0.50%; and expected life of five years for the grants.

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

Interest Rate Risk Management

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents, interest expense on debt as well as costs associated with foreign currency contracts. For a discussion of the Company’s interest rate swap activities, see Note 7, “Notes Payable and Long-Term Debt.”

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From time to time, the Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed one year. The Company does not designate these derivative instruments as accounting hedges.

The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Probable but not firmly committed transactions are comprised of sales of products and purchases of raw material in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia, Canada and Brazil. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of operations. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables denominated in currencies other than the U.S. dollar. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of operations.

At December 31, 2007 and 2006, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows (in millions):

	2007		2006
	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

Foreign currency forward exchange contracts	$188.2	$(1.1)	$153.2	$(0.7)
Foreign currency sold — put options	279.8	7.3	178.0	3.8
Foreign currency purchased — call options	16.0	0.1	15.3	0.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2007 and 2006. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The impact of foreign exchange risk management transactions on pre-tax earnings from operations resulted in net realized losses (gains) of $2.9 million in 2007, $2.0 million in 2006 and $(0.2) million in 2005, which are included in “Other, net” in the accompanying consolidated statements of operations.

Other Financial Instruments

At December 31, 2007 and 2006, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2007 and 2006 were as follows (in millions):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$1,157.9	$1,157.9	$1,369.4	$1,369.4
Non-current investments:
Marketable equity	7.8	7.8	6.9	6.9
Non-marketable equity	0.2	0.2	0.2	0.2
Notes payable	39.7	39.9	102.0	102.0
Long-term debt	840.2	872.3	856.4	873.7
Long-term convertible notes	750.0	878.4	750.0	813.0

Marketable equity investments include unrealized holding gains, net of tax of $1.7 million and $1.2 million at December 31, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2007, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $41.9 million in 2007, $30.6 million in 2006 and $23.6 million in 2005.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2007 are as follows: $42.4 million in 2008, $34.5 million in 2009, $23.7 million in 2010, $17.4 million in 2011, $12.4 million in 2012 and $51.1 million thereafter.

Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

In August 2004, a complaint entitled “Clayworth v. Allergan, et al,” was filed by James Clayworth, R.Ph., dba Clayworth Pharmacy in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices based upon a price fixing conspiracy in connection with the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorney’s fees and costs. On January 4, 2007, the court filed a judgment of dismissal in favor of the defendants and against the plaintiffs. The court entered a notice of entry of judgment of dismissal on January 8, 2007. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and plaintiffs filed their reply on August 24, 2007. The parties have requested oral argument, but the California Court of Appeal has not set a date for argument.

In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto, LLC, formerly known as Syntex (U.S.A.) LLC, the holder of US Patent No. 5,110,493 (the “’493 patent”), filed a lawsuit entitled “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the U.S. District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the ’493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The Company and Roche moved for summary judgment. On September 11, 2007, the court granted the Company and Roche’s motion for summary judgment. On September 26, 2007, Apotex filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit and filed a Brief of Defendants-Appellants Apotex, Inc. and Apotex Corp. on December 10, 2007. On January 22, 2008, the Company filed a Brief of Plaintiffs-Appellees Roche Palo Alto LLC and Allergan, Inc. with the U.S. Court of Appeals for the Federal Circuit and Apotex filed its reply on February 7, 2008.

In February 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc. (“Exela”) indicating that Exela had filed an ANDA with the FDA for a generic form of Alphagan® P. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to the Company and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Exela product. In March 2007, the Company filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.” (the “Exela Action”). In its complaint, the Company alleges that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, the Company filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants. In April 2007, Exela filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia, Alexandria Division, entitled “Exela PharmSci, Inc. v. Allergan, Inc.” Exela’s complaint seeks a declaration of noninfringement,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unenforceability, and/or invalidity of U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Exela filed a voluntary dismissal without prejudice in the Virginia action.

In May 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc. indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to the Company and are listed in the Orange Book under Alphagan® P and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, the Company filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex, Inc. and Apotex Corp.” (the “Apotex Action”). In its complaint, the Company alleges that Apotex’s proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Apotex filed an answer, defenses, and counterclaims. In July 2007, the Company filed a response to Apotex’s counterclaims.

In May 2007, the Company filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the Company’s motion took place on July 26, 2007. On August 20, 2007, the panel granted the Company’s motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. The Court has scheduled a Markman hearing for July 16, 2008, and a trial date for the defendants in the Apotex Action for March 9, 2009.

In August 2007, a complaint entitled “Ocular Research of Boston, Inc. v. Allergan, Inc.” was filed in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges patent infringement by Allergan of U.S. Patent No. 5,578,586 (the “’586 patent”) entitled “Dry Eye Treatment Process and Solution” and seeks a permanent injunction against the Company enjoining it from making, using, selling or offering for sale in the United States any product utilizing the patented inventions or designs claimed in the ’586 patent. The complaint also seeks trebled damages for willful infringement, interest on such damages, costs and attorneys’ fees. On November 1, 2007, the Company filed an answer and counterclaims to the complaint, asserting the patent is invalid and not infringed by any Allergan product.

In October 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to the Company and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, the Company, Senju Pharmaceutical, Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. filed a lawsuit entitled “Allergan, Inc., Senju Pharmaceuticals, Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,333,045. On January 22, 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. On February 8, 2008, the Company, Senju Pharmaceutical, Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint.

In November 2007, a complaint entitled “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics Corporation, Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedix, Inc.” was filed in the U.S. District Court for the Central District of California. In its complaint, the Company alleges that the defendants are infringing U.S. Patent No. 6,262,105 (the “’105 patent”), licensed to Allergan by Murray A. Johnstone, M.D. On January 4, 2008, a complaint entitled “Procyte Corporation v. Allergan, Inc. and Murray A. Johnstone” was filed in the U.S. District Court for the Western District of Washington. The complaint alleges declaratory judgment of non-infringement by Procyte (a subsidiary of Photomedix, Inc.) of the ’105 patent. On January 31, 2008, the Company filed a motion to transfer the action to the U.S. District Court for the Central District of California, or, in the alternative, stay or dismiss the action. On March 28, 2008, the motion to transfer the action, or in the alternative, stay or dismiss the action will be heard by the U.S. District Court for the Central District of California.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides warranty programs for breast implant sales primarily in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlustm and ConfidencePlustm Premier warranty programs. The ConfidencePlustm program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlustm Premier program, which requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. Substantially all of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2007 and 2006:

	2007	2006
	(in millions)

Balance, beginning of year	$24.8	$—
Amount assumed from Inamed acquisition	—	21.3
Provision for warranties issued during the year	8.0	8.1
Settlements made during the year	(4.8)	(4.6)

Balance, end of year	$28.0	$24.8

Current portion	$6.5	$4.4
Non-current portion	21.5	20.4

Total	$28.0	$24.8

Note 16:	Business Segment Information

Through the first fiscal quarter of 2006, the Company operated its business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning with the second fiscal quarter of 2006, the Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the BIBtm BioEnterics® Intragastric Balloon; and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

The Company evaluates segment performance on a revenue and operating income (loss) basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	2007	2006	2005
	(in millions)

Product net sales:
Specialty pharmaceuticals	$3,105.0	$2,638.5	$2,319.2
Medical devices	774.0	371.6	—

Total product net sales	3,879.0	3,010.1	2,319.2
Other corporate and indirect revenues	59.9	53.2	23.4

Total revenues	$3,938.9	$3,063.3	$2,342.6

Operating income (loss):
Specialty pharmaceuticals	$1,047.9	$888.8	$762.9
Medical devices	207.1	119.9	—

Total segments	1,255.0	1,008.7	762.9
General and administrative expenses, other indirect costs and other adjustments	336.9	351.7	148.2
In-process research and development	72.0	579.3	—
Amortization of acquired intangible assets(a)	99.9	58.6	—
Restructuring charges	26.8	22.3	43.8

Total operating income (loss)	$719.4	$(3.2)	$570.9

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

65.7%, 67.4% and 67.5% of the Company’s total consolidated product net sales in 2007, 2006 and 2005, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Healthcare for the years ended December 31, 2007, 2006 and 2005 were 11.2%, 13.0% and 14.9%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2007, 2006 and 2005 were 11.1%, 13.0% and 14.2%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other specialty pharmaceuticals product net sales primarily represent sales to AMO pursuant to the manufacturing and supply agreement entered into as part of the June 2002 AMO spin-off that terminated as scheduled in June 2005. Other medical devices product net sales represent sales of ophthalmic surgical devices under a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $3,702.0 million, $3,279.0 million and $470.7 million as of December 31, 2007, 2006 and 2005, respectively.

Product Net Sales by Product Line

	2007	2006	2005
	(in millions)

Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,776.5	$1,530.6	$1,321.7
Botox®/Neuromodulators	1,211.8	982.2	830.9
Skin Care	110.7	125.7	120.2
Urologics	6.0	—	—

	3,105.0	2,638.5	2,272.8
Other	—	—	46.4

Total Specialty Pharmaceuticals	3,105.0	2,638.5	2,319.2

Medical Devices:
Breast Aesthetics	298.4	177.2	—
Obesity Intervention	270.1	142.3	—
Facial Aesthetics	202.8	52.1	—

	771.3	371.6	—
Other	2.7	—	—

Total Medical Devices	774.0	371.6	—

Total product net sales	$3,879.0	$3,010.1	$2,319.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	Product Net Sales
	2007	2006	2005
	(in millions)

United States	$2,541.5	$2,023.6	$1,521.7
Europe	762.3	548.5	395.0
Latin America	224.2	172.5	129.8
Asia Pacific	196.7	145.7	141.4
Other	147.5	114.5	88.5

	3,872.2	3,004.8	2,276.4
Manufacturing operations	6.8	5.3	42.8

Total product net sales	$3,879.0	$3,010.1	$2,319.2

				Depreciation and
	Long-lived Assets			Amortization			Capital Expenditures
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions)

United States	$3,379.5	$2,986.4	$209.2	$147.8	$111.0	$38.2	$48.5	$44.8	$21.7
Europe	295.8	16.0	21.3	22.2	2.2	2.4	14.8	6.2	3.3
Latin America	22.9	18.7	18.0	4.2	3.8	3.9	5.1	2.6	2.9
Asia Pacific	7.1	6.6	2.0	1.3	0.9	1.1	1.2	0.3	0.4
Other	0.1	0.2	0.4	0.1	0.1	0.2	—	—	—

	3,705.4	3,027.9	250.9	175.6	118.0	45.8	69.6	53.9	28.3
Manufacturing operations	331.1	279.8	214.2	20.0	16.9	15.8	46.8	35.7	21.0
General corporate	223.0	215.3	204.9	19.8	17.5	17.3	25.4	41.8	29.2

Total	$4,259.5	$3,523.0	$670.0	$215.4	$152.4	$78.9	$141.8	$131.4	$78.5

The increase in long-lived assets at December 31, 2007 compared to December 31, 2006 was primarily due to the Company’s 2007 Esprit, EndoArt and Cornéal acquisitions. Long-lived assets related to the Esprit acquisition, including goodwill and intangible assets, are reflected in the United States balance above. Long-lived assets related to the EndoArt and Cornéal acquisitions, including goodwill and intangible assets, are reflected in the Europe balance above. The increase in long-lived assets located in the United States at December 31, 2006 compared to December 31, 2005 was primarily due to the Inamed acquisition. Goodwill and intangible assets related to the Inamed acquisition are reflected in the United States balance above.

The increase in United States depreciation and amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily relates to amortization of acquired intangible assets associated with the Esprit and Inamed acquisitions. The increase in Europe depreciation and amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily relates to amortization of acquired intangible assets associated with the EndoArt and Cornéal acquisitions. The increase in United States depreciation and amortization for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily relates to amortization of acquired intangible assets associated with the Inamed acquisition.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:	Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2007	2006	2005
	(in millions, except
	per share amounts)

Net earnings (loss):
Earnings (loss) from continuing operations	$501.0	$(127.4)	$403.9
Loss from discontinued operations	(1.7)	—	—

Net earnings (loss)	$499.3	$(127.4)	$403.9

Weighted average number of shares issued	305.1	293.8	262.3
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	3.5	—	3.3
Dilutive effect of assumed conversion of convertible notes outstanding	0.1	—	2.3

Diluted shares	308.7	293.8	267.9

Basic earnings (loss) per share:
Continuing operations	$1.64	$(0.43)	$1.54
Discontinued operations	—	—	—

Net basic earnings (loss) per share	$1.64	$(0.43)	$1.54

Diluted earnings (loss) per share:
Continuing operations	$1.62	$(0.43)	$1.51
Discontinued operations	—	—	—

Net diluted earnings (loss) per share	$1.62	$(0.43)	$1.51

For the year ended December 31, 2007, options to purchase 4.1 million shares of common stock at exercise prices ranging from $48.07 to $65.21 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

For the year ended December 31, 2006, outstanding stock options to purchase approximately 20.2 million shares of common stock at exercise prices ranging from $6.50 to $63.76 per share were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be anti-dilutive. Additionally, for the year ended December 31, 2006, the effect of approximately 1.7 million common shares related to the Company’s 2022 Notes was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the year ended December 31, 2006, as the Company’s average stock price for the period was less than the conversion price of the notes.

For the year ended December 31, 2005, options to purchase 3.5 million shares of common stock at exercise prices ranging from $42.75 to $63.76 per share were outstanding, but were not included in the computation of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

Note 18:	Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the years ended
December 31:

	2007			2006			2005
	Before	Tax	Net-of-	Before	Tax	Net-of-	Before	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(in millions)

Foreign currency translation adjustments	$46.9	$—	$46.9	$24.9	$—	$24.9	$(3.9)	$—	$(3.9)
Deferred holding gains on derivatives designated as cash flow hedges	—	—	—	13.0	(5.1)	7.9	—	—	—
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.3)	0.5	(0.8)	(0.9)	0.3	(0.6)	—	—	—
Pension and postretirement benefit plan adjustments:
Net gain	53.7	(15.2)	38.5	—	—	—	—	—	—
Amortization	11.4	(3.9)	7.5	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	2.3	(1.0)	1.3	(1.0)	0.4	(0.6)
Unrealized holding gain (loss) on available-for-sale securities	0.8	(0.3)	0.5	(0.9)	0.3	(0.6)	(0.2)	(0.2)	(0.4)

Other comprehensive income (loss)	$111.5	$(18.9)	92.6	$38.4	$(5.5)	32.9	$(5.1)	$0.2	(4.9)

Net earnings (loss)			499.3			(127.4)			403.9

Total comprehensive income (loss)			$591.9			$(94.5)			$399.0

Note 19:	Subsequent Event

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to its state-of-the-art manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its 2006 Inamed acquisition and employs 360 people. Production at the plant will be phased out between 2008 and 2009. The Company currently expects to incur restructuring and other transition related costs beginning in the first quarter of 2008 and continuing up through 2009 of between $60 million and $65 million.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions, except per share data)

2007(a)
Product net sales	$862.6	$962.6	$978.7	$1,075.1	$3,879.0
Total revenues	876.7	977.9	993.7	1,090.6	3,938.9
Operating income	96.9	183.6	220.5	218.4	719.4
Earnings from continuing operations before income taxes and minority interest(c)	91.4	176.2	211.3	208.8	687.7
Earnings from continuing operations	44.8	139.0	156.0	161.2	501.0
(Loss) earnings from discontinued operations	(1.0)	(1.2)	1.4	(0.9)	(1.7)
Net earnings	43.8	137.8	157.4	160.3	499.3
Basic earnings (loss) per share:
Continuing operations	0.15	0.46	0.51	0.53	1.64
Discontinued operations	(0.01)	(0.01)	—	(0.01)	—
Net basic earnings per share	0.14	0.45	0.51	0.52	1.64
Diluted earnings (loss) per share:
Continuing operations	0.15	0.45	0.50	0.52	1.62
Discontinued operations	(0.01)	—	0.01	—	—
Net diluted earnings per share	0.14	0.45	0.51	0.52	1.62

2006(b)
Product net sales	$615.2	$787.0	$791.7	$816.2	$3,010.1
Total revenues	625.7	801.7	806.8	829.1	3,063.3
Operating (loss) income	(422.8)	125.2	121.2	173.2	(3.2)
(Loss) earnings from continuing operations before income taxes and minority interest(d)	(423.1)	112.3	120.7	170.6	(19.5)
Net (loss) earnings	(444.8)	74.2	106.4	136.8	(127.4)
Basic (loss) earnings per share	(1.65)	0.25	0.35	0.45	(0.43)
Diluted (loss) earnings per share	(1.65)	0.24	0.35	0.45	(0.43)

(a)	Fiscal quarters in 2007 ended on March 30, June 29, September 28 and December 31.

(b)	Fiscal quarters in 2006 ended on March 31, June 30, September 29 and December 31.

(c)	Includes 2007 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)

In-process research and development charge	$72.0	$—	$—	$—	$72.0
Amortization of acquired intangible assets	28.4	29.0	28.7	35.2	121.3
Restructuring charges	3.2	10.1	11.0	2.5	26.8
Integration and transition costs	5.4	3.8	2.1	3.4	14.7
Cornéal fair market value inventory adjustment rollout	—	—	0.5	—	0.5
Esprit fair market value inventory adjustment rollout	—	—	—	2.8	2.8
Legal settlement of a patent dispute	—	6.4	—	—	6.4
Settlement of pre-existing Cornéal distribution contract	2.3	—	—	—	2.3

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED) — (Continued)

(d)	Includes 2006 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)

In-process research and development charge	$562.8	$16.5	$—	$—	$579.3
Amortization of acquired intangible assets	5.1	24.8	24.9	24.8	79.6
Inamed fair-market value inventory adjustment rollout	—	24.0	23.9	—	47.9
Restructuring charges	2.8	5.7	8.6	5.2	22.3
Integration costs and transition and duplicate operating expenses	9.5	6.8	5.4	5.2	26.9
Contribution to The Allergan Foundation	—	—	28.5	—	28.5

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

	Balance at				Balance
Allowance for Doubtful Accounts	Beginning				at End
Deducted from Trade Receivables	of Year	Additions(a)	Deductions(b)	Other(c)	of Year
	(in millions)

2007	$15.8	$5.3	$(3.4)	$3.7	$21.4
2006	4.4	7.6	(2.6)	6.4	15.8
2005	5.7	0.4	(1.7)	—	4.4

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

(c)	Allowance for doubtful accounts acquired as part of the Esprit, Cornéal and Inamed acquisitions, net of amounts disposed as part of discontinued operations, as applicable.

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)
3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)
3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 1995)
3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)
3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on August 1, 2007)
3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 25, 2007)
3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 30, 2007)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)
4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)
4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit
Number	Description

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)
10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)
10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)
10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q For the Quarter ended March 30, 2007)
10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)
10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)
10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)
10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit
Number	Description

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005)
10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)
10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)
10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)
10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)
10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)
10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives
10.35	Allergan, Inc. 2008 Management Bonus Plan
10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)
10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)
10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.40	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)
10.41	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)

Exhibit
Number	Description

10.42	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
10.43	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.44	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)
10.45	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)
10.46	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)
10.47	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)
10.48	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)
10.49	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.50	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)
10.51	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.52	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)
10.53	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

Exhibit
Number	Description

10.54	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratories and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)
10.55	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)
10.56	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.57	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.58	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.59	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.60	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)
10.61	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)
10.62	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)
10.63	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.64	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.65	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.66	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.67	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.68	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)
10.69	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit
Number	Description

10.70	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)
10.71	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)
21	List of Subsidiaries of Allergan, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

(b) Item 601 Exhibits

Reference is hereby made to the Index of Exhibits under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”