Form 10-Q
period 2008-03-31
ALLERGAN INC
filed 2008-05-08
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of May 2, 2008, there were 307,511,888 shares of common stock outstanding (including 2,513,556 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Allergan, Inc.
Unaudited Condensed Consolidated Statements of Earnings
(in millions, except per share amounts)

	Three months ended
	March 31,	March 30,
	2008	2007
Revenues:
Product net sales	$1,061.0	$862.6
Other revenues	15.6	14.1

Total revenues	1,076.6	876.7

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	182.2	151.8
Selling, general and administrative	482.2	386.4
Research and development	182.9	210.0
Amortization of acquired intangible assets	34.9	28.4
Restructuring charges	28.4	3.2

Operating income	166.0	96.9

Non-operating income (expense):
Interest income	11.2	15.4
Interest expense	(15.4)	(18.5)
Unrealized loss on derivative instruments, net	(3.3)	(1.3)
Other, net	(2.9)	(1.1)

Earnings from continuing operations before income taxes and minority interest	155.6	91.4
Provision for income taxes	44.0	46.7
Minority interest expense (income)	0.2	(0.1)

Earnings from continuing operations	111.4	44.8

Loss from discontinued operations, net of applicable income tax benefit of $0.5 million	—	(1.0)

Net earnings	$111.4	$43.8

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.15
Discontinued operations	—	(0.01)

Net basic earnings per share	$0.37	$0.14

Diluted earnings (loss) per share:
Continuing operations	$0.36	$0.15
Discontinued operations	—	(0.01)

Net diluted earnings per share	$0.36	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and equivalents	$1,104.6	$1,157.9
Trade receivables, net	566.4	463.1
Inventories	247.2	224.7
Other current assets	271.6	278.5

Total current assets	2,189.8	2,124.2
Investments and other assets	264.3	249.9
Property, plant and equipment, net	695.5	686.4
Goodwill	2,090.2	2,082.1
Intangibles, net	1,413.4	1,436.7

Total assets	$6,653.2	$6,579.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$38.3	$39.7
Accounts payable	202.6	208.7
Accrued compensation	93.0	155.3
Other accrued expenses	354.3	295.7
Income taxes	—	16.3

Total current liabilities	688.2	715.7
Long-term debt	855.7	840.2
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	209.0	220.6
Other liabilities	320.3	312.7
Commitments and contingencies
Minority interest	1.6	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of March 31, 2008 and December 31, 2007	3.1	3.1
Additional paid-in capital	2,463.4	2,450.4
Accumulated other comprehensive income (loss)	0.9	(34.8)
Retained earnings	1,491.1	1,423.5

	3,958.5	3,842.2

Less treasury stock, at cost (2,085,000 shares as of March 31, 2008 and 1,605,000 shares as of December 31, 2007, respectively)	(130.1)	(103.6)

Total stockholders’ equity	3,828.4	3,738.6

Total liabilities and stockholders’ equity	$6,653.2	$6,579.3

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three months ended
	March 31,	March 30,
	2008	2007
Cash flows provided by operating activities:
Net earnings	$111.4	$43.8
Non-cash items included in net earnings:
In-process research and development charge	—	72.0
Depreciation and amortization	63.6	49.9
Settlement of a pre-existing distribution agreement in a business combination	—	2.3
Amortization of original issue discount and debt issuance costs	1.2	1.1
Amortization of net realized gain on interest rate swap	(0.3)	(0.2)
Deferred income tax benefit	(8.1)	(12.5)
Loss on disposal of fixed assets	0.6	—
Unrealized loss on derivative instruments	3.3	1.3
Expense of share-based compensation plans	24.6	21.3
Minority interest expense (income)	0.2	(0.1)
Restructuring charges	28.4	3.2
Changes in assets and liabilities:
Trade receivables	(101.5)	(54.3)
Inventories	(16.5)	(5.9)
Other current assets	9.2	(1.2)
Other non-current assets	(0.9)	(6.2)
Accounts payable	(11.6)	11.0
Accrued expenses	(39.2)	(15.6)
Income taxes	(27.7)	(11.9)
Other liabilities	5.4	7.7

Net cash provided by operating activities	42.1	105.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.1)	(312.8)
Additions to property, plant and equipment	(28.4)	(22.2)
Additions to capitalized software	(9.5)	(5.0)
Additions to intangible assets	—	(5.0)
Proceeds from sale of business and assets	6.0	—
Proceeds from sale of property, plant and equipment	—	8.9

Net cash used in investing activities	(32.0)	(336.1)

Cash flows from financing activities:
Dividends to stockholders	(15.1)	(15.1)
Payments to acquire treasury stock	(93.1)	(61.7)
Net repayments of notes payable	(1.7)	(46.0)
Sale of stock to employees	27.4	24.5
Excess tax benefits from share-based compensation	6.7	4.0

Net cash used in financing activities	(75.8)	(94.3)

Effect of exchange rate changes on cash and equivalents	12.4	(1.6)

Net decrease in cash and equivalents	(53.3)	(326.3)
Cash and equivalents at beginning of period	1,157.9	1,369.4

Cash and equivalents at end of period	$1,104.6	$1,043.1

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$5.2	$1.6

Income taxes, net of refunds	$71.1	$64.4

See accompanying notes to unaudited condensed consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).
     Reclassifications
     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
     The Company’s unaudited condensed consolidated financial statements and related notes for the three month period ended March 30, 2007 contained herein have been recast to reflect the results of operations of its ophthalmic surgical device business as a discontinued operation. (See Note 3, “Discontinued Operations.”)
     Common Stock Split
     On June 22, 2007, the Company completed a two-for-one stock split of its common stock. The stock split was structured in the form of a 100% stock dividend and was paid to stockholders of record on June 11, 2007.
     All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.
     Recently Adopted Accounting Standards
     In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 became effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 07-3 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires that the income tax benefits of dividends or dividend equivalents on unvested share-based payments be recognized as an increase in additional paid-in capital and reclassified from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The reclassification is limited to the amount of the entity’s pool of excess tax benefits available to absorb tax deficiencies on the date of the reclassification. EITF 06-11 became effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 06-11 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair values in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS No. 157 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 15, “Fair Value Measurements,” for information about assets and liabilities measured at fair value. The Company does not expect that the adoption of the provisions for other nonfinancial assets or liabilities will have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). The Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158 during the fourth fiscal quarter of 2006. In the first fiscal quarter of 2008, the Company adopted the measurement date provision of SFAS No. 158, which requires the Company to change its measurement date for pension and other postretirement plans from September 30 to December 31. As a result, the Company recognized an increase of $5.2 million in its net pension liability, an increase of $1.6 million in related deferred income tax assets, a reduction of $4.6 million in its beginning retained earnings and an increase of $1.0 million in accumulated other comprehensive income.
     New Accounting Standards Not Yet Adopted
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008, which will be the Company’s fiscal year 2009. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company has not yet evaluated the potential impact of adopting FSP FAS 142-3 on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161), which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008, which will be the Company’s fiscal year 2009. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS No. 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These two standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141R is required to be adopted concurrently with SFAS No. 160 and will be effective for business combination transactions occurring in fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The impact of adopting SFAS No. 141R on the Company’s consolidated financial statements will depend on the economic terms of any future business combination transactions and changes in estimated unrecognized tax benefit liabilities for pre-existing business combination transactions. The Company does not

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
expect that the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF 07-1 will have a material impact on the Company’s consolidated financial statements.
Note 2: Acquisitions
   Esprit Acquisition
     On October 16, 2007, the Company completed the acquisition of Esprit Pharma Holding Company, Inc. (Esprit), a pharmaceutical company based in the United States with expertise in the genitourinary market, for an aggregate purchase price of approximately $370.8 million, net of cash acquired. The acquisition was funded from cash and equivalents balances. Prior to and in anticipation of the acquisition, the Company loaned Esprit $74.8 million in August 2007, the proceeds of which were used by Esprit to fund a milestone payment to a third party and to repay certain outstanding obligations to third-party lenders. The loan was secured by all of Esprit’s assets. The loan terms were at fair value. The loan and accrued interest of $0.9 million were effectively settled upon the acquisition with no resulting gain or loss. The Esprit acquisition provides the Company with a dedicated urologics product line within its specialty pharmaceuticals segment.
     The following table summarizes the components of the Esprit purchase price:

(in millions)
Cash consideration, net of cash acquired	$288.6
Transaction costs	6.5

Cash paid	295.1
Settlement of a pre-existing loan from the Company to Esprit plus accrued interest	75.7

$370.8

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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     The Company believes the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$40.6
Identifiable intangible asset	358.8
Goodwill	119.3
Other non-current assets	8.7
Accounts payable and accrued liabilities	(24.5)
Deferred tax liabilities — current and non-current	(130.9)
Other non-current liabilities	(1.2)

$370.8

     The Company’s fair value estimates for the Esprit purchase price allocation may change during the allowable allocation period, which is currently up to one year from the acquisition date, if additional information becomes available.
     Pro Forma Results of Operations
     The following unaudited pro forma operating results for the three months ended March 30, 2007 assume the Esprit acquisition had occurred on January 1, 2007, and exclude any pro forma charges for inventory fair value adjustments.

(in millions, except per
share amounts)
Product net sales	$872.2
Total revenues	$886.3
Earnings from continuing operations	$30.3
Earnings per share from continuing operations — basic	$0.10
Earnings per share from continuing operations — diluted	$0.10
     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Esprit acquisition occurred as of January 1, 2007, or the results that may be achieved in the future.
   EndoArt SA Acquisition
     On February 22, 2007, the Company completed the acquisition of EndoArt SA (EndoArt), a provider of telemetrically-controlled (or remote-controlled) implants used in the treatment of morbid obesity and other conditions, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The acquisition consideration was all cash, funded from the Company’s cash and equivalents balances. In connection with the EndoArt acquisition, the Company acquired assets with a fair value of $98.5 million and assumed liabilities of $1.4 million.
     In conjunction with the EndoArt acquisition, the Company recorded an in-process research and development expense of $72.0 million related to EndoArt’s EasyBand® Remote Adjustable Gastric Banding System in the United States, which had not received approval by the U.S. Food and Drug Administration (FDA) as of the EndoArt acquisition date and had no alternative future use.
   Cornéal Acquisition
     On January 2, 2007, the Company purchased all of the outstanding common stock of Groupe Cornéal Laboratoires (Cornéal), a healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle the pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
distribution rights for Juvédermtm in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. In connection with the Cornéal acquisition, the Company acquired assets with a fair value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvédermtm, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.
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
     The following amounts related to the ophthalmic surgical device business have been segregated from continuing operations and reported as discontinued operations through the date of disposition. The Company did not account for its ophthalmic surgical device business as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the business operated as a stand-alone entity. The financial information for the Company’s discontinued operations includes allocations of certain expenses to the ophthalmic surgical device business. These amounts have been allocated to the Company’s discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, the ophthalmic surgical device business. The Company’s unaudited condensed consolidated financial statements and related notes for the three month period ended March 30, 2007 contained herein have been recast to reflect the results of operations of its ophthalmic surgical device business as a discontinued operation.
     The following table sets forth selected financial data of the Company’s discontinued operations for the three month period ended March 30, 2007.
     Selected Financial Data for Discontinued Operations

(in millions)
Net sales	$9.8
Loss from discontinued operations before income taxes	$(1.5)
Loss from discontinued operations	$(1.0)
Note 4: Restructuring Charges and Integration and Transition Costs
     Restructuring and Phased Closure of Arklow Facility
     On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s state-of-the-art manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its acquisition of Inamed Corporation (Inamed) in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by the middle of 2009. Based on current foreign currency exchange rates, the Company estimates that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $35 million to $37 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $13 million to $15 million. The Company expects that $50 million to $55 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expects to continue to incur costs through the fourth quarter of 2009. During the first quarter of 2008, the Company recorded pre-tax restructuring charges of $27.5 million and other transition related costs of $0.7 million, consisting of $0.6 million in selling, general and administrative (SG&A) expenses and $0.1 million in R&D expenses. At March 31, 2008, $3.8 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.
     The following table presents the restructuring activities related to the phased closure of the Arklow facility during the first quarter of 2008:

		Contract
	Employee	Termination
	Severance	Costs	Other	Total
	(in millions)
Net charge during the first quarter of 2008	$21.6	$5.7	$0.2	$27.5
Spending	—	(0.2)	(0.2)	(0.4)
Foreign exchange translation effects	0.4	0.1	—	0.5

Balance at March 31, 2008 (included in “Other accrued expenses”)	$22.0	$5.6	$—	$27.6

     Restructuring and Integration of Cornéal Operations
     In connection with the January 2007 Cornéal acquisition, the Company initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with the Company’s operations. Specifically, the restructuring and integration activities involve moving key business functions to Company locations, integrating Cornéal’s distributor operations with the Company’s existing distribution network and integrating Cornéal’s information systems with the Company’s information systems. The Company currently estimates that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $35.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 20 positions, principally general and administrative positions at Cornéal locations, and contract termination costs. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $3.0 million to $4.0 million. Estimated charges for contract termination costs, including the termination of duplicative distribution arrangements, are expected to total approximately $16.0 million to $20.0 million. The Company began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expects to continue to incur costs up through and including the second quarter of 2008.
     As of March 31, 2008, the Company has recorded cumulative pre-tax restructuring charges of $17.4 million and cumulative pre-tax integration and transition costs of $8.9 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the first quarter of 2008, the Company recorded $0.8 million related to the restructuring of the Cornéal operations. The Company did not incur restructuring charges related to the Cornéal operations in the first quarter of 2007. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the first quarters of 2008 and 2007, the Company recorded pre-tax integration and transition costs of $0.4 million and $3.5 million, respectively, as SG&A expenses.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table presents the cumulative restructuring activities related to the Cornéal operations through March 31, 2008:

		Contract
	Employee	Termination
	Severance	Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the first quarter of 2008	(0.3)	1.1	0.8
Spending	(1.4)	(1.3)	(2.7)

Balance at March 31, 2008 (included in “Other accrued expenses”)	$1.1	$7.7	$8.8

     Restructuring and Integration of Inamed Operations
     In connection with the Company’s March 2006 acquisition of Inamed, the Company initiated a global restructuring and integration plan to merge Inamed’s operations with the Company’s operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involved a workforce reduction of approximately 60 positions, principally general and administrative positions, moving key commercial Inamed business functions to the Company’s locations around the world, integrating Inamed’s distributor operations with the Company’s existing distribution network and integrating Inamed’s information systems with the Company’s information systems.
     On January 30, 2007, the Company’s Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that the Company acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products.
     With the exception of the restructuring of the collagen manufacturing facility, which is currently expected to be completed by the end of the fourth quarter of 2008, the Company substantially completed all activities related to the restructuring and operational integration of the former Inamed operations during 2007. As of December 31, 2007, the Company had recorded cumulative pre-tax restructuring charges of $22.7 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. Cumulative restructuring charges consist of $21.0 million related to the global restructuring and integration plan to merge Inamed’s operations with the Company’s operations, and $1.7 million related to the restructuring of the collagen manufacturing facility. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. The Company did not incur any restructuring charges or integration and transition costs in the first quarter of 2008. During the first quarter of 2007, the Company recorded pre-tax restructuring charges of $3.1 million and pre-tax integration and transition costs associated with the Inamed integration of $1.9 million as SG&A expenses.
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
     As of March 31, 2008, remaining accrued expenses of $2.4 million for the combined effect of the global restructuring of the Inamed operations and restructuring of the collagen manufacturing facility are included in

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
“Other accrued expenses.”
     Other Restructuring Activities and Integration Costs
     Included in each of the first quarters of 2008 and 2007 are $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the first quarter of 2008 are $0.2 million of SG&A expenses related to miscellaneous integration costs associated with the Esprit acquisition.
Note 5: Intangibles
     At March 31, 2008 and December 31, 2007, the components of amortizable and unamortizable intangibles and certain other related information were as follows:
Intangibles

	March 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Gross	Accumulated	Amortization	Gross	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,256.3	$(135.8)	15.0	$1,247.8	$(111.8)	15.1
Customer relationships	42.3	(27.5)	3.1	42.3	(24.1)	3.1
Licensing	159.7	(67.6)	8.2	159.6	(63.2)	8.2
Trademarks	28.5	(12.1)	6.4	28.2	(10.9)	6.4
Core technology	196.3	(27.6)	15.1	191.9	(24.0)	15.2

	1,683.1	(270.6)	13.9	1,669.8	(234.0)	14.0
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,684.0	$(270.6)		$1,670.7	$(234.0)

     Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products, dermal fillers and urologics products acquired in connection with the Esprit, EndoArt, Cornéal and Inamed acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.
     The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three month periods ended March 31, 2008 and March 30, 2007, respectively:

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
Developed technology	$22.7	$16.0
Customer relationships	3.4	3.4
Licensing	4.4	4.8
Trademarks	1.2	1.2
Core technology	3.2	3.0

	$34.9	$28.4

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
     Estimated amortization expense is $140.8 million for 2008, $127.0 million for 2009, $122.8 million for 2010, $116.3 million for 2011 and $110.5 million for 2012.
Note 6: Inventories
     Components of inventories were:

	March 31,	December 31,
	2008	2007
	(in millions)
Finished products	$153.7	$137.4
Work in process	36.4	46.0
Raw materials	57.1	41.3

Total	$247.2	$224.7

     At March 31, 2008, approximately $12.6 million of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location is not significant.
Note 7: Income Taxes
     The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. At the present time, the U.S. federal R&D tax credit is expired. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of the Company’s 2008 fiscal year.
     Valuation allowances against deferred tax assets were $99.9 million at March 31, 2008 and December 31, 2007. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
     At December 31, 2007, the total amount of unrecognized tax benefits was $59.6 million. There have been no material changes to the gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period or the current period. During the current quarter, the total amount of unrecognized tax benefits decreased by $21.8 million as a result of the completion and settlement of a federal income tax audit by the U.S. Internal Revenue Service for tax years 2003 and 2004. Of the $21.8 million settlement, $14.0 million was paid in 2007 to the U.S. Internal Revenue Service as an advance payment, and the remaining $7.8 million was paid during the first quarter of 2008.
     At December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $39.9 million. There have been no material changes to this amount as of March 31, 2008.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $9.2 million and $10.9 million as of March 31, 2008 and December 31, 2007, respectively, and no income tax penalties were recorded.
     The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, foreign tax credits and transfer pricing will decrease by approximately $16.0 million due to the settlement of income tax audits in the United States, United Kingdom and Canada.
     The Company and its consolidated subsidiaries are currently under examination by the U.S. Internal Revenue Service for years 2005 and 2006. In April 2008, the Company formally withdrew from the U.S. Internal Revenue Service’s Compliance Assurance Program for tax year 2007.
     The Company’s acquired subsidiary, Inamed, is currently under examination by the U.S. Internal Revenue Service for the pre-acquisition years 2003 through 2006. Up through and until the end of the Company’s 2008 fiscal year, the additional tax liability, if any, for such years with respect to the audit of Inamed will be treated as an adjustment to the Inamed purchased goodwill.
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
     Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     For the three month periods ended March 31, 2008 and March 30, 2007, share-based compensation expense was as follows:

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
Cost of sales	$1.8	$1.4
Selling, general and administrative	16.4	14.1
Research and development	6.4	5.8

Pre-tax share-based compensation expense	24.6	21.3
Income tax benefit	8.9	7.7

Net share-based compensation expense	$15.7	$13.6

     As of March 31, 2008, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $192.9 million, which is expected to be recognized over the next 48 months (37 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2008.
     In February 2008, the Company granted 4.3 million stock options and 0.2 million shares of restricted stock and stock units to employees and directors. Historically, the majority of the Company’s total annual share-based grants have occurred in the first fiscal quarter.
Note 9: Employee Retirement and Other Benefit Plans
     The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
     Components of net periodic benefit cost for the three month periods ended March 31, 2008 and March 30, 2007, respectively, were as follows:

	Three months ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 31,	March 30,	March 31,	March 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Service cost	$6.4	$6.3	$0.4	$0.7
Interest cost	8.8	7.8	0.6	0.5
Expected return on plan assets	(10.7)	(9.3)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.2)
Recognized net actuarial loss	1.6	2.9	—	—

Net periodic benefit cost	$6.1	$7.7	$0.9	$1.0

     In 2008, the Company expects to pay contributions of between $18 million and $19 million for its U.S. and non-U.S. pension plans and between $0.9 million and $1.0 million for its other postretirement plan.
Note 10: Litigation
     The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorney’s fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. The court has scheduled oral arguments for May 14, 2008.
     In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc. (“Apotex”) indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto LLC (“Roche”), the holder of U.S. Patent No. 5,110,493 (the “‘493 patent”), filed a complaint captioned “Roche Palo Alto LLC, formerly known

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the U.S. District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the ‘493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The Company and Roche moved for summary judgment and, on September 11, 2007, the court granted the Company and Roche’s motion for summary judgment. On September 26, 2007, Apotex filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The parties have filed their briefs in the appeal and the court heard oral arguments on May 7, 2008.
     In February 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc. (“Exela”) indicating that Exela had filed an ANDA with the FDA for a generic form of Alphagan® P. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to the Company and are listed in the Orange Book under Alphagan® P, are invalid and/or not infringed by the proposed Exela product. In March 2007, the Company filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.” (the “Exela Action”). In its complaint, the Company alleges that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, the Company filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants. Also in April 2007, Exela filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia, Alexandria Division, entitled “Exela PharmSci, Inc. v. Allergan, Inc.” Exela’s complaint seeks a declaration of noninfringement, unenforceability, and/or invalidity of U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Exela filed a voluntary dismissal without prejudice in the Virginia action.
     In May 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to the Company and are listed in the Orange Book under Alphagan® P and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, the Company filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex, Inc. and Apotex Corp.” (the “Apotex Action”). In its complaint, the Company alleges that Apotex’s proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Apotex filed its answer, including defenses and counterclaims. In July 2007, the Company filed a response to Apotex’s counterclaims.
     In May 2007, the Company filed a motion with the multi district litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the Company’s motion took place on July 26, 2007. On August 20, 2007, the panel granted the Company’s motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. The court has scheduled a Markman hearing for July 16, 2008 and a trial date for March 9, 2009 in the Apotex Action and the Exela Action.
     In August 2007, a complaint entitled “Ocular Research of Boston, Inc. v. Allergan, Inc.” was filed in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that the Company’s Refresh®, Refresh Endura® and Restasis® products infringe U.S. Patent No. 5,578,586 (the “‘586 patent”) entitled “Dry Eye Treatment Process and Solution” and seeks a permanent injunction against the Company enjoining it from making, using, selling or offering for sale in the United States any product utilizing the patented inventions or designs claimed in the ‘586 patent. The complaint also seeks treble damages for willful infringement, interest on such damages, costs and attorneys’ fees. On November 1, 2007, the Company filed an answer and counterclaims to the complaint, asserting the patent is invalid and not infringed by any product of the Company. The court has scheduled a Markman hearing for April 21, 2010 and a trial date for August 2, 2010.
     In October 2007, the Company received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to the Company and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Apotex product. In November 2007, the Company, Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,333,045. On January 22, 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. On February 8, 2008, the Company, Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. The court has scheduled a Markman hearing for December 4, 2009 and a trial date for January 11, 2010.
     In November 2007, the Company filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics Corporation, Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedix, Inc.” in the U.S. District Court for the Central District of California. In its complaint, the Company alleges that the defendants are infringing U.S. Patent No. 6,262,105 (the “‘105 patent”), licensed to the Company by Murray A. Johnstone, M.D. On January 7, 2008, Photomedix filed a motion to dismiss the Company’s complaint. On January 23, 2008, the Company filed a motion for leave to file a second amended complaint to add Murray A. Johnstone, the holder of the ‘105 patent, as a plaintiff and to add Global MDRx as a defendant. On March 3, 2008, the U.S. District Court for the Central District of California denied Photomedix’s motion to dismiss and granted the Company’s motion for leave to file a second amended complaint. On April 28, 2008, the Company filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants. The court has scheduled a trial date for November 3, 2009.
     On January 4, 2008, Procyte Corporation filed a complaint captioned “Procyte Corporation v. Allergan, Inc. and Murray A. Johnstone” in the U.S. District Court for the Western District of Washington. The complaint seeks a declaratory judgment of non-infringement by Procyte (a subsidiary of Photomedix, Inc.) of the ‘105 patent. On January 31, 2008, the Company filed a motion to transfer the action to the U.S. District Court for the Central District of California, or, in the alternative, stay or dismiss the action. On March 28, 2008, the court granted the Company’s motion to transfer the action to the U.S. District Court for the Central District of California.
     On March 3, 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia (“DOJ”). The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®.
     The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity and results of operations.
     Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the investigation being conducted by the DOJ, will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.
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

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
     The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug and medical device development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s products, compounds or drug candidates. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the term of these indemnification provisions generally survives the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.
Note 12: Product Warranties
     The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlustm and ConfidencePlustm Premier warranty programs. The ConfidencePlustm program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlustm Premier program, which requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. The majority of the product warranty liability arises from the U.S. warranty

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
programs. The Company does not currently offer any similar warranty program on any other product.
     The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2008:

(in millions)
Balance at December 31, 2007	$28.0
Provision for warranties issued during the period	1.5
Settlements made during the period	(1.3)
Decreases in warranty estimates	(0.7)

Balance at March 31, 2008	$27.5

Current portion	$6.2
Non-current portion	21.3

Total	$27.5

Note 13: Earnings Per Share
     The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions, except per share amounts)
Net earnings
Earnings from continuing operations	$111.4	$44.8
Loss from discontinued operations	—	(1.0)

Net earnings	$111.4	$43.8

Weighted average number of shares issued	305.0	303.9
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	3.2	3.4

Diluted shares	308.2	307.3

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.15
Discontinued operations	—	(0.01)

Net basic earnings per share	$0.37	$0.14

Diluted earnings (loss) per share:
Continuing operations	$0.36	$0.15
Discontinued operations	—	(0.01)

Net diluted earnings per share	$0.36	$0.14

     For the three month periods ended March 31, 2008 and March 30, 2007, options to purchase 8.1 million and 8.8 million shares of common stock at exercise prices ranging from $55.56 to $65.63 and $47.32 to $63.76 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three month periods ended March 31, 2008 and March 30, 2007, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.
Note 14: Comprehensive Income
     The following table summarizes the components of comprehensive income for the three month periods ended March 31, 2008 and March 30, 2007:

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended
	March 31, 2008			March 30, 2007
		Tax			Tax
	Before Tax	(Expense)	Net-of-Tax	Before Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(in millions)
Foreign currency translation adjustments	$35.7	$—	$35.7	$11.3	$—	$11.3
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding (loss) gain on available-for-sale securities	(1.4)	0.6	(0.8)	3.1	(1.2)	1.9

Other comprehensive income	$34.0	$0.7	34.7	$14.1	$(1.1)	13.0

Net earnings			111.4			43.8

Total comprehensive income			$146.1			$56.8

Note 15: Fair Value Measurements
     As disclosed in Note 1, “Basis of Presentation,” the Company adopted SFAS No. 159 on January 1, 2008. The Company did not elect the fair value option as allowed by SFAS No. 159 for its financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their historical carrying values.
     The Company adopted the methods of measuring fair value described in SFAS No. 157 on January 1, 2008. As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of March 31, 2008, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, available-for-sale securities, foreign exchange derivatives and an interest rate swap with a $300.0 million notional amount that receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$778.6	$778.6	$—	$—
Foreign time deposits	101.8	101.8	—	—
Available-for-sale securities	5.0	5.0	—	—
Foreign exchange derivative assets	4.0	—	4.0	—
Interest rate swap derivative asset	32.5	—	32.5	—

	$921.9	$885.4	$36.5	$—

Liabilities
Foreign exchange derivative liabilities	$0.8	$—	$0.8	$—
Interest rate swap derivative liability	32.5	—	32.5	—

	$33.3	$—	$33.3	$—

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     Commercial paper and foreign time deposits are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Counterparties to these contracts are highly rated issuers. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount, if any, to the Company. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The counterparty to this contract is a highly rated financial institution which did not experience any significant downgrade during the three months ended March 31, 2008.
Note 16: Business Segment Information
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
     The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Operating Segments

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
Product net sales:
Specialty pharmaceuticals	$857.6	$697.4
Medical devices	203.4	165.2

Total product net sales	1,061.0	862.6
Other corporate and indirect revenues	15.6	14.1

Total revenues	$1,076.6	$876.7

Operating income:
Specialty pharmaceuticals	$268.5	$222.6
Medical devices	49.7	54.3

Total segments	318.2	276.9
General and administrative expenses, other indirect costs and other adjustments	93.9	81.8
In-process research and development	—	72.0
Amortization of acquired intangible assets (a)	29.9	23.0
Restructuring charges	28.4	3.2

Total operating income	$166.0	$96.9

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, as applicable.
     Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 64.1% and 66.4% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2008 and March 30, 2007, respectively.
     Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 31, 2008 and March 30, 2007 were 12.3% and 11.6% of the Company’s total consolidated product net sales, respectively. Sales to Cardinal Healthcare for the three month periods ended March 31, 2008 and March 30, 2007 were 11.4% and 12.6% of the Company’s total consolidated product net sales, respectively. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.
     Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Allergan, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Product Net Sales by Product Line

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$492.2	$403.0
Botox®/Neuromodulators	315.5	267.9
Skin Care	26.4	26.5
Urologics	23.5	—

Total Specialty Pharmaceuticals	857.6	697.4

Medical Devices:
Breast Aesthetics	78.5	69.2
Obesity Intervention	71.8	53.0
Facial Aesthetics	53.1	43.0

Total Medical Devices	203.4	165.2

Total product net sales	$1,061.0	$862.6

Geographic Information
Product Net Sales
	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
United States	$678.3	$571.2
Europe	221.0	172.3
Latin America	61.6	46.0
Asia Pacific	57.4	41.2
Other	40.9	30.6

	1,059.2	861.3
Manufacturing operations	1.8	1.3

Total product net sales	$1,061.0	$862.6

Long-Lived Assets

	March 31,	December 31,
	2008	2007
	(in millions)
United States	$3,344.5	$3,379.5
Europe	296.0	278.2
Latin America	23.7	22.9
Asia Pacific	7.3	7.1
Other	0.1	0.1

	3,671.6	3,687.8
Manufacturing operations	361.9	348.7
General corporate	224.1	223.0

Total	$4,257.6	$4,259.5

ALLERGAN, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This financial review presents our operating results for the three month periods ended March 31, 2008 and March 30, 2007, and our financial condition at March 31, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2008 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $2.7 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2008 and the first quarter of 2007 were $10.4 million and $8.2 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2008 and December 31, 2007 were $29.1 million and $29.8 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheet. Provisions for sales returns deducted from consolidated sales were $78.0 million and $71.1 million in the first quarter of 2008 and the first quarter of 2007, respectively. The increase in the provision for sales returns in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.
     We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $98.3 million and $82.0 million at March 31, 2008 and December 31, 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $74.0 million and $55.5 million in the first quarter of 2008 and the first quarter of 2007, respectively. The increases in the amounts accrued at March 31, 2008 compared to December 31, 2007 and the provisions for sales rebates and other incentive programs in the first quarter of 2008 compared to the first quarter of 2007 are primarily due to an increase in U.S. sales of products subject to such rebate and incentive programs, principally eye care pharmaceuticals, Botox® and medical device products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2008 and 2007, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
     Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban (CPI-U), which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $5.0 million to $6.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
     Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plans for determining the net periodic benefit cost is 8.25% for 2008, which is the same rate used for 2007. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 6.81% and 6.43% for 2008 and 2007, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2008 pre-tax pension benefit cost by approximately $1.3 million.
     The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2007 were 6.25% and 5.50%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2008 are 6.25% and 5.50%, respectively, and for 2007, were 5.90% and 4.65%, respectively. We determine the discount rate largely based upon an index of high-quality fixed income investments (for our U.S. plans, we use the U.S. Moody’s Aa Corporate Long Bond Index and for our non-U.S. plans, we use the iBoxx € Corporate AA 10+ Year Index and the iBoxx £ Corporate AA 15+ Year Index) and, for our U.S. plans, a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2008 pre-tax pension benefit costs by approximately $3.3 million and increase our pension plans’ projected benefit obligations at December 31, 2007 by approximately $27.8 million.
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
     Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
     Income Taxes
     The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. At the present time, the U.S. federal R&D tax credit is expired. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of our 2008 fiscal year.
     Valuation allowances against deferred tax assets were $99.9 million at March 31, 2008 and December 31, 2007. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
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
     On October 16, 2007, we acquired Esprit Pharma Holding Company, Inc, or Esprit, for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, we acquired EndoArt SA, or EndoArt, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. Fair value estimates for purchase price allocations may change during the allowable allocation period, which is currently up to one year from the acquisition dates, if additional information becomes available.
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

     The following table sets forth selected financial data of our discontinued operations for the three month period ended March 30, 2007.
    Selected Financial Data for Discontinued Operations

(in millions)
Net sales	$9.8
Loss from discontinued operations before income taxes	$(1.5)
Loss from discontinued operations	$(1.0)
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
     We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, dermatological, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, chronic dry eye, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel-filled breast implants, cosmetic injections, dermal fillers and obesity intervention products. At March 31, 2008, we employed approximately 8,423 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.
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

     The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2008 and March 30, 2007:

	Three months ended
	March 31,	March 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2008	2007	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$492.2	$403.0	$89.2	$70.0	$19.2	22.1%	17.4%	4.7%
Botox®/Neuromodulator	315.5	267.9	47.6	36.1	11.5	17.8%	13.5%	4.3%
Skin Care	26.4	26.5	(0.1)	(0.1)	—	(0.4)%	(0.4)%	—%
Urologics	23.5	—	23.5	23.5	—	—%	—%	—%

Total Specialty Pharmaceuticals	857.6	697.4	160.2	129.5	30.7	23.0%	18.6%	4.4%

Medical Devices:
Breast Aesthetics	78.5	69.2	9.3	5.9	3.4	13.4%	8.5%	4.9%
Obesity Intervention	71.8	53.0	18.8	16.9	1.9	35.5%	31.9%	3.6%
Facial Aesthetics	53.1	43.0	10.1	7.0	3.1	23.5%	16.3%	7.2%

Total Medical Devices	203.4	165.2	38.2	29.8	8.4	23.1%	18.0%	5.1%

Total product net sales	$1,061.0	$862.6	$198.4	$159.3	$39.1	23.0%	18.5%	4.5%

Domestic product net sales	64.1%	66.4%
International product net sales	35.9%	33.6%

Selected Product Sales (a):
Alphagan® P, Alphagan® and CombiganTM	$99.5	$77.5	$22.0	$18.0	$4.0	28.4%	23.2%	5.2%
Lumigan® Franchise	107.5	89.0	18.5	13.2	5.3	20.7%	14.8%	5.9%
Other Glaucoma	4.1	3.6	0.5	0.1	0.4	14.9%	3.7%	11.2%
Restasis®	100.2	78.4	21.8	21.7	0.1	27.8%	27.7%	0.1%
Sanctura® Franchise	23.3	—	23.3	23.3	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
     Product Net Sales
     The $198.4 million increase in product net sales in the first quarter of 2008 compared to the first quarter of 2007 was the combined result of an increase of $160.2 million in our specialty pharmaceuticals product net sales and an increase of $38.2 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals, Botox® and urologics product lines. The increase in medical devices product net sales reflects growth across all product lines. Net sales were also positively affected by a general strengthening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during the first quarter of 2008 compared to the first quarter of 2007.
     Eye care pharmaceuticals sales increased in the first quarter of 2008 compared to the first quarter of 2007 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong international sales growth from Ganfort®, our Lumigan® and timolol combination, an increase in sales of Combigan™, primarily due to its recent launch in the United States in the fourth quarter of 2007, and increased Combigan™ sales in Canada, Europe, Latin America and Asia, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma, and growth in sales of eye drop products, primarily Refresh® and Optive™, our artificial tear that was launched in the United States, Australia, and parts of Europe, Latin America and Asia during 2007. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to eight percent, effective January 19, 2008. We increased the published U.S. list price for Restasis® by five percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by eight percent, Elestat® by seven percent and Zymar® by eight percent. This increase in prices had a positive net effect on our U.S. sales for the first quarter of 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

     Botox® sales increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to growth in demand in the United States and in international markets for both cosmetic and therapeutic use. During the course of the first quarter of 2008, we believe the rate of growth of Botox® sales in the United States was negatively impacted by declines in consumer spending. Effective January 1, 2008, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in the first quarter of 2008, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.
     Skin care sales, which are presently concentrated in the United States, marginally decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to lower sales of physician dispensed creams, including M.D. Forte® and Prevage™ MD, partially offset by an increase in sales of Vivitétm, a new line of physician dispensed skin care products. Net sales of Tazorac®, Zorac® and Avage® were $18.6 million in the first quarter of 2008 compared to $18.8 million in the first quarter of 2007. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by five percent effective January 19, 2008. On January 24, 2008, we announced a strategic collaboration with Clinique Laboratories, LLC to develop and market a new skin care line, which will be sold exclusively in physicians’ offices. In the third quarter of 2007, we entered into a collaboration with Stiefel Laboratories, Inc. to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States.
     In connection with our Esprit acquisition in October 2007, we acquired a new product line focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic treatment for over-active bladder. In January 2008, we launched Sanctura XRtm, an improved once-daily anticholinergic treatment for over-active bladder. In the first quarter of 2008, sales of our Sanctura® franchise products were $23.3 million. There were no comparable sales in the first quarter of 2007.
     We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At March 31, 2008, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
     Breast aesthetics product net sales, which consist primarily of sales of silicone gel-filled and saline-filled breast implants and tissue expanders, increased $9.3 million, or 13.4%, to $78.5 million in the first quarter of 2008 compared to $69.2 million in the first quarter of 2007 primarily due to strong sales growth in Europe, Latin America and Asia and the transition of the market in North America from lower priced saline products to higher priced silicone products. During the first quarter of 2008, we believe the rate of growth in net sales of breast aesthetics products in the United States was negatively impacted by some price discounting by a competitor and by declines in consumer spending.
     Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band APtm Systems and BIBtm System, increased $18.8 million, or 35.5%, to $71.8 million in the first quarter of 2008 compared to $53.0 million in the first quarter of 2007 primarily due to strong sales growth across most of our principal geographic markets. Net sales of obesity intervention products were also positively benefited in the first quarter of 2008 compared to the first quarter of 2007 by an approximately three percent increase in the published U.S. list price for our Lap-Band® System effective July 2, 2007 and the introduction of the Lap-Band APtm System, a premium priced, next generation advanced performance gastric band, in the United States during the second half of 2007.
     Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased $10.1 million, or 23.5%, to $53.1 million in the first quarter of 2008 compared to $43.0 million in the first quarter of 2007 primarily due to strong sales growth in our international markets and in addition by the recent launch of Juvédermtm Ultra with lidocaine in Europe. The increase in net sales was partially offset by a general decline in sales of older generation collagen-based dermal fillers.

     Foreign currency changes increased product net sales by $39.1 million in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the strengthening of the euro, Canadian dollar, Brazilian real and Australian dollar compared to the U.S. dollar.
     U.S. sales as a percentage of total product net sales decreased by 2.3 percentage points to 64.1% in the first quarter of 2008 compared to U.S. sales of 66.4% in the first quarter of 2007, due primarily to an increase in international product net sales as a percentage of total product net sales of our Botox®, eye care pharmaceuticals, breast aesthetics, obesity intervention and facial aesthetic product lines, partially offset by an increase in sales of our urologics products, which are primarily sold in the United States.
     Other Revenues
     Other revenues increased $1.5 million to $15.6 million in the first quarter of 2008 compared to $14.1 million in the first quarter of 2007. The increase in other revenues is primarily related to an increase in reimbursement income for services provided in connection with contractual agreements for co-promotion activities.
     Cost of Sales
     Cost of sales increased $30.4 million, or 20.0%, in the first quarter of 2008 to $182.2 million, or 17.2% of product net sales, compared to $151.8 million, or 17.6% of product net sales, in the first quarter of 2007. Cost of sales in the first quarter of 2008 includes a charge of $6.7 million for the purchase accounting fair-market value inventory adjustment rollout related to the Esprit acquisition. Excluding the effect of the purchase accounting charge, cost of sales increased $23.7 million, or 15.6%, in the first quarter of 2008 compared to the first quarter of 2007. This increase in cost of sales, excluding the purchase accounting charge, primarily resulted from the 23.0% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the purchase accounting charge, declined to 16.5% in the first quarter of 2008 compared to 17.6% in the first quarter of 2007. Cost of sales as a percentage of product net sales declined during the first quarter of 2008 compared to the first quarter of 2007 primarily due to the increase in product net sales of Juvédermtm Ultra and Juvédermtm Ultra Plus as a percentage of total facial aesthetics product net sales and an increase in product net sales of silicone gel-filled breast implants as a percentage of total breast aesthetics net sales. These products generally have lower cost of sales as a percentage of product net sales compared to our collagen-based dermal fillers and saline-filled breast implants.
     Selling, General and Administrative
     Selling, general and administrative, or SG&A, expenses increased $95.8 million, or 24.8%, to $482.2 million, or 45.4% of product net sales, in the first quarter of 2008 compared to $386.4 million, or 44.8% of product net sales, in the first quarter of 2007. The increase in SG&A expenses in dollars primarily relates to significant increases in selling, promotion and marketing expenses. The increase in selling and marketing expenses principally relate to personnel and related incentive compensation costs driven by the expansion of our U.S. and European facial aesthetics, neuroscience, breast implant and obesity intervention sales forces and related marketing programs. The increase in selling and marketing expenses in the first quarter of 2008 compared to the first quarter of 2007 was also impacted by the addition of Esprit’s sales personnel in the fourth quarter of 2007 and launch-related expenses for Sanctura XRtm and Combigantm. Promotion expenses primarily increased due to additional costs to promote our medical device product lines, including an increase in direct-to-consumer advertising and other promotional costs for our Lap-Band® System, Juvédermtm Ultra and Juvédermtm Ultra Plus dermal fillers and NatrelleTM silicone breast implant products, as well as an increase in promotion costs related to the launches of Sanctura XRtm and Combigantm. In the first quarter of 2008, SG&A expenses included $0.6 million of integration and transition costs related to the Cornéal and Esprit acquisitions and $0.6 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. In the first quarter of 2007, SG&A expenses included $5.4 million of integration and transition costs related to the Inamed and Cornéal acquisitions and $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal.
     Research and Development
     R&D expenses decreased $27.1 million, or 12.9%, to $182.9 million in the first quarter of 2008, or 17.2% of product net sales, compared to $210.0 million, or 24.3% of product net sales, in the first quarter of 2007. R&D expenses for the first quarter of 2007 included a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the in-process research and development charge, R&D expenses increased by $44.9 million, or 32.5%, to $182.9 million in the first quarter of 2008, or 17.2% of product net sales, compared to $138.0 million, or 16.0% of product net sales in first quarter of 2007. The increase in R&D expenses, excluding the in-process research and development charge in dollars and as a percentage of product net sales, was primarily a result of higher rates of investment in our eye care pharmaceuticals for next generation product enhancements, including Posurdex®, Trivaristm and line extensions as well as discovery programs, Botox® for overactive bladder and benign prostatic hyperplasia programs, obesity intervention product lines, breast implant follow-up studies, and increased spending for new pharmaceutical technologies, including our alpha agonists for the treatment of neuropathic pain.
     Amortization of Acquired Intangible Assets
     Amortization of acquired intangible assets increased $6.5 million to $34.9 million in the first quarter of 2008, or 3.3% of product net sales, compared to $28.4 million, or 3.3% of product net sales, in the first quarter of 2007. The increase in amortization expense in dollars is primarily due to an increase in amortization of acquired intangible assets related to the October 2007 Esprit acquisition.
     Restructuring Charges and Integration and Transition Costs
     Restructuring charges in the first quarter of 2008 were $28.4 million compared to $3.2 million in the first quarter of 2007. The $25.2 million increase in restructuring charges in the first quarter of 2008 compared to the first quarter of 2007 is due primarily to an increase in restructuring costs associated with the phased closure of the Arklow facility, partially offset by a decrease in restructuring costs associated with the substantial completion of the integration of the Inamed operations during 2007.
     Restructuring and Phased Closure of Arklow Facility
     On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our state-of-the-art manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our acquisition of Inamed Corporation, or Inamed, in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by the middle of 2009. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $35 million to $37 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $13 million to $15 million. We expect that $50 million to $55 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.
     We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to incur costs through the fourth quarter of 2009. During the first quarter of 2008, we recorded pre-tax restructuring charges of $27.5 million and other transition related costs of $0.7 million, consisting of $0.6 million in SG&A expenses and $0.1 million in R&D expenses. At March 31, 2008, $3.8 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

     The following table presents the restructuring activities related to the phased closure of the Arklow facility during the first quarter of 2008:

		Contract
	Employee	Termination
	Severance	Costs	Other	Total
	(in millions)
Net charge during the first quarter of 2008	$21.6	$5.7	$0.2	$27.5
Spending	—	(0.2)	(0.2)	(0.4)
Foreign exchange translation effects	0.4	0.1	—	0.5

Balance at March 31, 2008 (included in “Other accrued expenses”)	$22.0	$5.6	$—	$27.6

     Restructuring and Integration of Cornéal Operations
     In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the restructuring and integration activities involve moving key business functions to our locations, integrating Cornéal’s distributor operations with our existing distribution network and integrating Cornéal’s information systems with our information systems. We currently estimate that the total pre-tax charges resulting from the restructuring and integration of the Cornéal facial aesthetics business operations will be between $29.0 million and $35.0 million, consisting primarily of contract termination costs, salaries, travel and consulting costs, all of which are expected to be cash expenditures.
     The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 20 positions, principally general and administrative positions at Cornéal locations, and contract termination costs. Charges associated with the workforce reduction, including severance, relocation and one-time termination benefits, and payments to public employment and training programs, are currently expected to total approximately $3.0 million to $4.0 million. Estimated charges for contract termination costs, including the termination of duplicative distribution arrangements, are expected to total approximately $16.0 million to $20.0 million. We began to record costs associated with the restructuring and integration of the Cornéal facial aesthetics business in the first quarter of 2007 and expect to continue to incur costs up through and including the second quarter of 2008.
     As of March 31, 2008, we have recorded cumulative pre-tax restructuring charges of $17.4 million and cumulative pre-tax integration and transition costs of $8.9 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the first quarter of 2008, we recorded $0.8 million related to the restructuring of the Cornéal operations. We did not incur restructuring charges related to the Cornéal operations in the first quarter of 2007. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the first quarters of 2008 and 2007, we recorded pre-tax integration and transition costs of $0.4 million and $3.5 million, respectively, as SG&A expenses.
     The following table presents the cumulative restructuring activities related to the Cornéal operations through March 31, 2008:

		Contract
	Employee	Termination
	Severance	Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the first quarter of 2008	(0.3)	1.1	0.8
Spending	(1.4)	(1.3)	(2.7)

Balance at March 31, 2008 (included in “Other accrued expenses”)	$1.1	$7.7	$8.8

     Restructuring and Integration of Inamed Operations
     In connection with our March 2006 acquisition of Inamed, we initiated a global restructuring and integration plan to merge Inamed’s operations with our operations and to capture synergies through the centralization of certain general and administrative and commercial functions. Specifically, the restructuring and integration activities involved a workforce reduction of approximately 60 positions, principally general and administrative positions, moving key commercial Inamed business functions to our locations around the world, integrating Inamed’s distributor operations with our existing distribution network and integrating Inamed’s information systems with our information systems.
     On January 30, 2007, our Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products.
     With the exception of the restructuring of the collagen manufacturing facility, which is currently expected to be completed by the end of the fourth quarter of 2008, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations during 2007. As of December 31, 2007, we had recorded cumulative pre-tax restructuring charges of $22.7 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets. Cumulative restructuring charges consist of $21.0 million related to the global restructuring and integration plan to merge Inamed’s operations with our operations, and $1.7 million related to the restructuring of the collagen manufacturing facility. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. We did not incur any restructuring charges or integration and transition costs in the first quarter of 2008. During the first quarter of 2007, we recorded pre-tax restructuring charges of $3.1 million and pre-tax integration and transition costs associated with the Inamed integration of $1.9 million as SG&A expenses.
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
     As of March 31, 2008, remaining accrued expenses of $2.4 million for the combined effect of the global restructuring of the Inamed operations and restructuring of the collagen manufacturing facility are included in “Other accrued expenses.”
     Other Restructuring Activities and Integration Costs
     Included in each of the first quarters of 2008 and 2007 are $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the first quarter of 2008 are $0.2 million of SG&A expenses related to miscellaneous integration costs associated with the Esprit acquisition.
     Operating Income
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

     General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the first quarter of 2008, general and administrative expenses of $81.6 million, a purchase accounting fair-market value inventory adjustment related to the Esprit acquisition of $6.7 million, termination benefits and asset impairments related to the phased closure of the Arklow facility of $0.7 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $0.6 million, and other net indirect costs of $4.3 million; and for the first quarter of 2007, general and administrative expenses of $70.5 million, integration and transition costs related to the acquisitions of Inamed and Cornéal of $5.4 million, $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement between Cornéal and one of our subsidiaries, and other net indirect costs of $3.6 million.
     The following table presents operating income for each reportable segment for the three month periods ended March 31, 2008 and March 30, 2007 and a reconciliation of our segments operating income to consolidated operating income:

	Three months ended
	March 31,	March 30,
	2008	2007
	(in millions)
Operating income:
Specialty pharmaceuticals	$268.5	$222.6
Medical devices	49.7	54.3

Total segments	318.2	276.9
General and administrative expenses, other indirect costs and other adjustments	93.9	81.8
In-process research and development	—	72.0
Amortization of acquired intangible assets (a)	29.9	23.0
Restructuring charges	28.4	3.2

Total operating income	$166.0	$96.9

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, as applicable.
     Our consolidated operating income for the first quarter of 2008 was $166.0 million, or 15.6% of product net sales, compared to consolidated operating income of $96.9 million, or 11.2% of product net sales in the first quarter of 2007. The $69.1 million increase in consolidated operating income was due to a $198.4 million increase in product net sales, a $1.5 million increase in other revenues and a $27.1 million decrease in R&D expenses, partially offset by a $30.4 million increase in cost of sales, a $95.8 million increase in SG&A expenses, a $6.5 million increase in amortization of acquired intangible assets and a $25.2 million increase in restructuring charges.
     Our specialty pharmaceuticals segment operating income in the first quarter of 2008 was $268.5 million, compared to operating income of $222.6 million in the first quarter of 2007. The $45.9 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts and new products, including new urologics products acquired in the Esprit acquisition, and an increase in R&D expenses.
     Our medical devices segment operating income in the first quarter of 2008 was $49.7 million, compared to operating income of $54.3 million in the first quarter of 2007. Increased investments in spending for promotion, selling and marketing activities, including direct-to-consumer advertising and other promotional costs and increased sales personnel costs, and an increase in R&D expenses more than offset the benefit from the increased net sales in the first quarter of 2008 compared to the first quarter of 2007.
     Non-Operating Income and Expenses
     Total net non-operating expenses in the first quarter of 2008 were $10.4 million compared to $5.5 million in the first quarter of 2007. Interest income in the first quarter of 2008 was $11.2 million compared to interest income of $15.4 million in the first quarter of 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $96 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 1.4 percentage points in the first quarter of 2008 compared to the first quarter of 2007. Interest expense decreased $3.1 million to $15.4 million in the first quarter of 2008 compared to $18.5 million in the first quarter of 2007, primarily due to $2.0 million recognized in the first quarter of 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement and a decrease in average outstanding borrowings for the first quarter of 2008 compared to the first quarter of 2007. During the first quarter of 2008, we recorded a net unrealized loss on derivative instruments of $3.3 million compared to a net unrealized loss of $1.3 million in the first quarter of 2007. Other, net expense was $2.9 million in the first quarter of 2008, consisting primarily of $2.8 million in net realized losses from foreign currency transactions. Other, net expense was $1.1 million in the first quarter of 2007, consisting primarily of $1.3 million in net realized losses from foreign currency transactions.
     Income Taxes
     Our effective tax rate for the first quarter of 2008 was 28.3%. Included in our operating income for the first quarter of 2008 are total restructuring charges of $28.4 million, total integration and transition costs of $0.6 million related to the Esprit and Cornéal acquisitions, $0.7 million of termination benefits and asset impairments related to the phased closure of our manufacturing facility in Arklow, Ireland and a $6.7 million charge to cost of sales associated with the Esprit purchase accounting fair-market value inventory adjustment rollout. In the first quarter of 2008, we recorded income tax benefits of $2.8 million related to the total restructuring charges, $0.2 million related to the total integration and transition costs, $0.1 million related to the termination benefits and asset impairments and $2.7 million related to the Esprit purchase accounting fair-market value inventory adjustment rollout. Excluding the impact of the total pre-tax charges of $36.4 million and the total net income tax benefits of $5.8 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2008 was 25.9%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.
     The calculation of our adjusted effective tax rate for the first quarter of 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$155.6
Total restructuring charges	28.4
Total integration and transition costs	0.6
Total termination benefits and asset impairments related to phased closure of the Arklow manufacturing facility	0.7
Esprit fair-market value inventory rollout	6.7

$192.0

Provision for income taxes, as reported	$44.0
Income tax benefits for:
Total restructuring charges	2.8
Total integration and transition costs	0.2
Total termination benefits and asset impairments related to phased closure of the Arklow manufacturing facility	0.1
Esprit fair-market value inventory rollout	2.7

$49.8

Adjusted effective tax rate	25.9%

     Our effective tax rate in the first quarter of 2007 was 51.1%, our effective tax rate for the year ended December 31, 2007 was 27.1% and our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%. Included in our operating income for the year ended December 31, 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, a $3.3 million charge to cost of sales associated with the combined Esprit and Cornéal purchase accounting fair-market value inventory adjustment rollouts, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, total integration and transition costs of $14.7 million related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, total restructuring charges of $26.8 million and a legal settlement cost of $6.4 million. In 2007, we recorded income tax benefits of $1.3 million related to the combined Esprit and Cornéal purchase accounting fair-market value inventory adjustment rollouts, $3.6 million related to the total integration and transition costs, $8.0 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Also included in the provision for income taxes in 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $125.5 million and the total net income tax benefit of $17.0 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%.
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
Income tax benefits for:
Esprit and Cornéal fair-market value inventory rollouts	1.3
Total integration and transition costs	3.6
Total restructuring charges	8.0
Legal settlement cost	2.5
State income tax refunds	1.6

$203.2

Adjusted effective tax rate	25.0%

     The increase in the adjusted effective tax rate to 25.9% in the first quarter of 2008 compared to the adjusted effective tax rate for the year ended December 31, 2007 of 25.0% is primarily due to the negative impact of the expiration of the U.S. federal R&D tax credit.
     Earnings from Continuing Operations
     Our earnings from continuing operations for the first quarter of 2008 were $111.4 million compared to earnings from continuing operations of $44.8 million in the first quarter of 2007. The $66.6 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $69.1 million and the decrease in the provision for income taxes of $2.7 million, partially offset by the increase in net non-operating expense of $4.9 million and the increase in minority interest expense of $0.3 million.
Liquidity and Capital Resources
     We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; funds required for acquisitions and other transactions; adequate credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.
     Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2008 was $42.1 million compared to $105.7 million for the first quarter of 2007. Cash flow from operating activities decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of a net increase in cash required to fund changes in net operating assets and liabilities, principally trade receivables, accounts payable, accrued expenses and an increase in income taxes paid, partially offset by an increase in earnings from operations, including the effect of adjusting for non-cash items, of $42.8 million. In the first quarter of 2008 and 2007, we paid pension contributions of $2.5 million and $2.0 million, respectively, to our U.S. defined benefit pension plan.
     Net cash used in investing activities in the first quarter of 2008 was $32.0 million compared to $336.1 million in the first quarter of 2007. In the first quarter of 2008, we collected $3.0 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. We invested $28.4 million in new facilities and equipment during the first quarter of 2008 compared to $22.2 million during the same period in 2007. Net cash used in investing activities also includes $9.5 million and $5.0 million to acquire software during the first quarters of 2008 and 2007, respectively. In the first quarter of 2007, we paid $312.8 million, net of cash acquired, for the acquisitions of EndoArt and Cornéal. Additionally, in the first quarter of 2007, we capitalized $5.0 million as intangible assets in connection with a milestone payment related to Restasis® and collected $8.9 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility. We currently expect to invest between $210 million and $230 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2008. In July 2007, our Board of Directors approved the investment of up to $95 million for the construction of a new office building at our main facility in Irvine, California. We currently expect to incur design related costs for this office building in 2008, followed by major construction activities beginning in 2009.
     Net cash used in financing activities was $75.8 million in the first quarter of 2008 compared to $94.3 million in the first quarter of 2007. In the first quarter of 2008, we repurchased approximately 1.5 million shares of our common stock for $93.1 million, had net repayments of notes payable of $1.7 million and paid $15.1 million in dividends. This use of cash was partially reduced by $27.4 million received from the sale of stock to employees and $6.7 million in excess tax benefits from share-based compensation. In the first quarter of 2007, we repurchased approximately 1.1 million shares of our common stock for $61.7 million, had net repayments of notes payable of $46.0 million and paid $15.1 million in dividends. This use of cash was partially reduced by $24.5 million received from the sale of stock to employees and $4.0 million in excess tax benefits from share-based compensation.
     Effective May 6, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 13, 2008 to stockholders of record on May 23, 2008. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of March 31, 2008, we held approximately 2.1 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
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
     At March 31, 2008, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused debt shelf registration statement that we may use for a new medium-term note program and other issuances of debt securities, and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The current medium-term note program allows us to issue up to an additional $5.1 million in registered notes on a non-revolving basis. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2008. As of March 31, 2008, we had no borrowings under our committed long-term credit facility, $59.9 million in borrowings outstanding under our current medium-term note program, $3.4 million in borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.
     As of December 31, 2007, we had net pension and post-retirement benefit obligations totaling $56.5 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2008, we expect to pay pension contributions of between approximately $18.0 million and $19.0 million.
     In connection with the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our state-of-the-art manufacturing plant in Costa Rica, we began to record restructuring and other transition related costs beginning in the first quarter of 2008 and expect to continue to incur costs through the fourth quarter of 2009 of between $65 million and $70 million, of which $50 million to $55 million are expected to be cash expenditures.
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
     On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2008 and December 31, 2007, we recognized in our consolidated balance sheets an asset reported in “Investment and other assets” and a corresponding increase in “Long-term debt” associated with the fair-value of the derivative of $32.5 million and $17.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. For the first quarter of 2008, we recognized $2.0 million as a reduction of interest expense due to the differential to be received. For the first quarter of 2007, the adjustment of interest expense was immaterial.
     In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2008, the remaining unrecognized gain, net of tax, of $6.3 million is recorded as a component of accumulated other comprehensive income.
     At March 31, 2008, we had approximately $2.4 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

     The tables below present information about certain of our investment portfolio and our debt obligations at March 31, 2008 and December 31, 2007.

	March 31, 2008
								Fair
	Maturing in							Market
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$778.6	$—	$—	$—	$—	$—	$778.6	$778.6
Weighted Average Interest Rate	2.73%	—	—	—	—	—	2.73%
Foreign Time Deposits	101.8	—	—	—	—	—	101.8	101.8
Weighted Average Interest Rate	3.88%	—	—	—	—	—	3.88%
Other Cash Equivalents	159.6	—	—	—	—	—	159.6	159.6
Weighted Average Interest Rate	3.10%	—	—	—	—	—	3.10%
Total Cash Equivalents	$1,040.0	$—	$—	$—	$—	$—	$1,040.0	$1,040.0
Weighted Average Interest Rate	2.90%	—	—	—	—	—	2.90%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.9	$—	$—	$750.0	$25.0	$798.2	$1,608.1	$1,691.7
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	1.0	—	—	—	—	—	1.0	1.0
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	2.4	—	—	—	—	—	2.4	2.4
Weighted Average Interest Rate	3.50%	—	—	—	—	—	3.50%
Total Debt Obligations (a)	$38.3	$—	$—	$750.0	$25.0	$798.2	$1,611.5	$1,695.1
Weighted Average Interest Rate	6.63%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$32.5
Average Pay Rate	—	—	—	—	—	3.07%	3.07%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at March 31, 2008 include debt obligations of $1,611.5 million and the interest rate swap fair value adjustment of $32.5 million.

	December 31, 2007
								Fair
	Maturing in							Market
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$871.0	$—	$—	$—	$—	$—	$871.0	$871.0
Weighted Average Interest Rate	4.62%	—	—	—	—	—	4.62%
Foreign Time Deposits	108.1	—	—	—	—	—	108.1	108.1
Weighted Average Interest Rate	3.55%	—	—	—	—	—	3.55%
Other Cash Equivalents	96.9	—	—	—	—	—	96.9	96.9
Weighted Average Interest Rate	5.52%	—	—	—	—	—	5.52%
Total Cash Equivalents	$1,076.0	$—	$—	$—	$—	$—	$1,076.0	$1,076.0
Weighted Average Interest Rate	4.59%	—	—	—	—	—	4.59%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.6	$—	$—	$750.0	$25.0	$798.1	$1,607.7	$1,768.4
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	0.9	—	—	—	—	—	0.9	0.9
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.2	—	—	—	—	—	4.2	4.2
Weighted Average Interest Rate	4.42%	—	—	—	—	—	4.42%
Total Debt Obligations (a)	$39.7	$—	$—	$750.0	$25.0	$798.1	$1,612.8	$1,773.5
Weighted Average Interest Rate	6.59%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$17.1
Average Pay Rate	—	—	—	—	—	5.10%	5.10%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2007 include debt obligations of $1,612.8 million and the interest rate swap fair value adjustment of $17.1 million.
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
     All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Japanese yen, Swedish krona, Swiss franc and U.K. pound. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
     All of our outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables denominated in currencies other than the U.S. dollar. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.
     The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2008 and December 31, 2007. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements.

	March 31, 2008		December 31, 2007
		Average Contract		Average Contract
	Notional	Rate or Strike	Notional	Rate or Strike
	Amount	Amount	Amount	Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$102.2	1.56	$117.2	1.44
Canadian dollar	6.5	1.00	—	—
Japanese yen	1.6	99.70	—	—
Australian dollar	10.2	0.93	9.0	0.85
Swiss franc	5.9	1.01	3.7	1.15

	$126.4		$129.9

Estimated fair value	$(0.6)		$(2.0)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$60.7	1.56	$58.3	1.44

Estimated fair value	$0.6		$0.9

Foreign currency sold — put options:
Canadian dollar	$40.5	1.00	$50.3	1.00
Mexican peso	11.4	11.21	14.2	11.17
Australian dollar	18.0	0.86	21.3	0.86
Brazilian real	14.6	1.87	17.6	1.86
Euro	118.9	1.46	151.2	1.47
Japanese yen	8.2	107.56	10.5	107.92
Swedish krona	7.6	6.41	10.0	6.41
Swiss franc	3.5	1.11	4.7	1.12

	$222.7		$279.8

Estimated fair value	$3.1		$7.3

Foreign currency purchased — call options:
U.K. pound	$10.0	2.04	$16.0	2.05

Estimated fair value	$0.1		$0.1

ALLERGAN, INC.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     Further, management determined that, as of March 31, 2008, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this Item is incorporated herein by reference to Note 10, “Litigation,” to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report.
Item 1A. Risk Factors
     The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
A disruption at certain of our manufacturing sites would significantly interrupt our production capabilities, which could result in significant product delays and adversely affect our results.
     Certain of our products are produced at single manufacturing facilities, including Restasis®, our obesity intervention products, and our dermal filler products. We are also in the process of transferring the manufacture of our breast implant products to a single facility. In addition, we manufacture Botox® at two structurally separate facilities located adjacent to one another at a single site. We face risks inherent in manufacturing our products at a single facility or at a single site. These risks include the possibility that our manufacturing processes could be partially or completely disrupted by a fire, natural disaster, terrorist attack, foreign governmental action or military action. In case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations.
Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve and maintain regulatory approval for commercialization.
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

     Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the current Good Manufacturing Practices (cGMPs) and Quality System Regulation (QSR), could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.
     Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Acular LS®, Alphagan® P, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Combigantm, Ganfort®, Juvédermtm, the Lap-Band® System, Lumigan®, Restasis®, Optivetm, Sanctura®, Sanctura XRtm and Zymar®, as well as the Natrelle™ line of breast implant products, new indications for Botox® and new products such as Posurdex® and Trivaristm. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action. For example, on February 8, 2008, the FDA announced in an “Early Communication” that it is reviewing certain serious adverse events following the use of botulinum toxins, including the therapeutic use of Botox®, to treat juvenile cerebral palsy and other large muscle, lower limb spasticities. In the course of its investigation, the FDA may require additional studies relating to Botox® or Botox® Cosmetic or additional disclosure or label restrictions around the use of Botox® or Botox® Cosmetic, any of which could result in substantial additional expense and may have a material adverse effect on our business and results of operations. Additionally, any negative results from such examination by the FDA could materially affect future indications for Botox®, and the use, reimbursement and sales of Botox®. Further, we cannot assure you that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.
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
     On March 3, 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. The costs of responding to subpoenas, defending any claims, and the resulting fines and penalties, if any, could divert the attention of our management from operating our business and have a material impact on our reputation, business and financial condition. See Item 1 of Part II of this report, “Legal Proceedings” and Note 10, “Litigation,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report for information concerning our current litigation.
     The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.
     The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the July 2002 Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table discloses the purchases of our equity securities during the first fiscal quarter of 2008.

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs(2)
January 1, 2008 to January 31, 2008	847,500	$64.87	847,500	16,019,981
February 1, 2008 to February 29, 2008	104,200	62.31	104,200	16,757,482
March 1, 2008 to March 31, 2008	548,300	57.54	548,300	16,314,961

Total	1,500,000	$62.01	1,500,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of March 31, 2008, we held approximately 2.1 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit
No.	Description
4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q For the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive

Exhibit
No.	Description
Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives

10.35	Allergan, Inc. 2008 Management Bonus Plan

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1,

Exhibit
No.	Description
2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)

10.41	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)

10.42	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.43	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.44	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.45	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.46	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.47	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.48	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.49	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit
No.	Description
10.50	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.51	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.52	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.53	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.54	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.55	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.56	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.57	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.58	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.59	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.60	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.61	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.62	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.63	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit
No.	Description
10.64	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.65	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.66	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.67	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.68	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.69	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.70	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.71	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2008

ALLERGAN, INC.
/s/ Jeffrey L. Edwards
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit
No.	Description
4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q For the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

Exhibit
No.	Description
10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives

10.35	Allergan, Inc. 2008 Management Bonus Plan

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

Exhibit
No.	Description
10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. Premium Priced Stock Option Plan (incorporated by reference to Exhibit B to Allergan, Inc.’s Proxy Statement filed on March 23, 2001)

10.41	Acceleration of Vesting of Premium Priced Stock Options (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 25, 2005)

10.42	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.43	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.44	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.45	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.46	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.47	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.48	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.49	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit
No.	Description
10.50	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.51	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.52	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.53	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.54	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.55	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.56	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.57	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.58	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.59	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.60	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.61	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.62	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.63	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit
No.	Description
10.64	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.65	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.66	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.67	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.68	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.69	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.70	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.71	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.