Form 10-Q
period 2008-06-30
ALLERGAN INC
filed 2008-08-07
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2008, there were 307,511,888 shares of common stock outstanding (including 3,138,552 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
Revenues:
Product net sales	$1,155.8	$962.6	$2,216.8	$1,825.2
Other revenues	16.2	15.3	31.8	29.4

Total revenues	1,172.0	977.9	2,248.6	1,854.6

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	197.5	168.1	379.7	319.9
Selling, general and administrative	506.9	433.1	989.1	819.5
Research and development	213.4	154.0	396.3	364.0
Amortization of acquired intangible assets	35.8	29.0	70.7	57.4
Restructuring charges	9.4	10.1	37.8	13.3

Operating income	209.0	183.6	375.0	280.5

Non-operating income (expense):
Interest income	10.3	14.8	21.5	30.2
Interest expense	(14.8)	(17.5)	(30.2)	(36.0)
Unrealized loss on derivative instruments, net	(0.2)	(0.4)	(3.5)	(1.7)
Other, net	(8.2)	(4.3)	(11.1)	(5.4)

Earnings from continuing operations before income taxes and minority interest	196.1	176.2	351.7	267.6
Provision for income taxes	48.4	36.7	92.4	83.4
Minority interest expense	0.4	0.5	0.6	0.4

Earnings from continuing operations	147.3	139.0	258.7	183.8

Loss from discontinued operations, net of applicable income tax benefit of $0.7 million and $1.2 million for the three and six month periods ended June 29, 2007, respectively	—	(1.2)	—	(2.2)

Net earnings	$147.3	$137.8	$258.7	$181.6

Basic earnings (loss) per share:
Continuing operations	$0.48	$0.46	$0.85	$0.60
Discontinued operations	—	(0.01)	—	—

Net basic earnings per share	$0.48	$0.45	$0.85	$0.60

Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.45	$0.84	$0.60
Discontinued operations	—	—	—	(0.01)

Net diluted earnings per share	$0.48	$0.45	$0.84	$0.59

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$1,090.2	$1,157.9
Trade receivables, net	621.6	463.1
Inventories	270.2	224.7
Other current assets	269.0	278.5

Total current assets	2,251.0	2,124.2
Investments and other assets	250.0	249.9
Property, plant and equipment, net	710.6	686.4
Goodwill	2,018.6	2,082.1
Intangibles, net	1,439.9	1,436.7

Total assets	$6,670.1	$6,579.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5.4	$39.7
Accounts payable	208.8	208.7
Accrued compensation	135.1	155.3
Other accrued expenses	373.2	295.7
Income taxes	—	16.3

Total current liabilities	722.5	715.7
Long-term debt	839.6	840.2
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	103.0	220.6
Other liabilities	319.3	312.7
Commitments and contingencies
Minority interest	1.9	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of June 30, 2008 and December 31, 2007	3.1	3.1
Additional paid-in capital	2,478.6	2,450.4
Accumulated other comprehensive income (loss)	2.6	(34.8)
Retained earnings	1,613.7	1,423.5

	4,098.0	3,842.2
Less treasury stock, at cost (2,777,000 shares as of June 30, 2008 and 1,605,000 shares as of December 31, 2007, respectively)	(164.2)	(103.6)

Total stockholders’ equity	3,933.8	3,738.6

Total liabilities and stockholders’ equity	$6,670.1	$6,579.3

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended
	June 30, 2008	June 29, 2007
Cash flows provided by operating activities:
Net earnings	$258.7	$181.6
Non-cash items included in net earnings:
In-process research and development charge	—	72.0
Depreciation and amortization	128.7	102.5
Settlement of a pre-existing distribution agreement in a business combination	—	2.3
Amortization of original issue discount and debt issuance costs	2.1	2.3
Amortization of net realized gain on interest rate swap	(0.7)	(0.4)
Deferred income tax benefit	(41.4)	(27.3)
Loss on disposal of fixed assets	0.9	3.3
Unrealized loss on derivative instruments	3.5	1.7
Expense of share-based compensation plans	47.2	41.2
Minority interest expense	0.6	0.4
Restructuring charges	37.8	13.3
Changes in assets and liabilities:
Trade receivables	(154.5)	(54.3)
Inventories	(36.9)	(9.9)
Other current assets	17.3	(9.1)
Other non-current assets	3.8	(8.2)
Accounts payable	(6.0)	40.0
Accrued expenses	12.3	1.1
Income taxes	(32.6)	(30.7)
Other liabilities	4.4	9.0

Net cash provided by operating activities	245.2	330.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.1)	(313.0)
Additions to property, plant and equipment	(65.7)	(49.0)
Additions to capitalized software	(26.8)	(10.3)
Additions to intangible assets	(63.0)	(5.0)
Proceeds from sale of business and assets	6.0	—
Proceeds from sale of property, plant and equipment	0.1	8.9

Net cash used in investing activities	(149.5)	(368.4)

Cash flows from financing activities:
Dividends to stockholders	(30.4)	(30.3)
Payments to acquire treasury stock	(154.8)	(61.7)
Net repayments of notes payable	(34.7)	(107.4)
Sale of stock to employees	37.3	83.8
Excess tax benefits from share-based compensation	7.6	12.4

Net cash used in financing activities	(175.0)	(103.2)

Effect of exchange rate changes on cash and equivalents	11.6	—

Net decrease in cash and equivalents	(67.7)	(140.8)
Cash and equivalents at beginning of period	1,157.9	1,369.4

Cash and equivalents at end of period	$1,090.2	$1,228.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$36.0	$32.3

Income taxes, net of refunds	$154.3	$125.7

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

The Company’s unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 29, 2007 contained herein have been recast to reflect the results of operations of its ophthalmic surgical device business as a discontinued operation. (See Note 3, “Discontinued Operations.”)

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair values in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS No. 157 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 16, “Fair Value Measurements,” for information about assets and liabilities measured at fair value. The Company does not expect that the adoption of the provisions for other nonfinancial assets or liabilities will have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The Company has determined that FSP APB 14-1 will affect the accounting for its 1.50% Convertible Senior Notes due 2026, but has not yet evaluated the impact on the Company’s consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company believes the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$40.6
Identifiable intangible asset	358.8
Goodwill	46.0
Deferred tax assets — non-current	89.1
Other non-current assets	0.1
Accounts payable and accrued liabilities	(24.5)
Deferred tax liabilities — current and non-current	(130.9)
Other non-current liabilities	(8.4)

$370.8

In the second quarter of 2008, the fair value assigned to deferred tax assets — non-current increased by $80.5 million due to an increase in the expected utilization of net operating loss carryforwards of Esprit and the fair value assigned to other non-current liabilities increased by $7.2 million due to an increase in unrecognized tax benefits attributable to the acquisition of Esprit, which resulted in a net decrease of $73.3 million to goodwill. The Company’s fair value estimates for the Esprit purchase price allocation may change during the allowable allocation period, which is currently up to one year from the acquisition date, if additional information becomes available.

Pro Forma Results of Operations

The following unaudited pro forma operating results for the three and six month periods ended June 29, 2007, respectively, assume the Esprit acquisition had occurred on January 1, 2007, and exclude any pro forma charges for inventory fair value adjustments.

	Three months ended June 29, 2007	Six months ended June 29, 2007
(in millions, except per share amounts)
Product net sales	$ 973.5	$ 1,845.7
Total revenues	$ 988.8	$ 1,875.1
Earnings from continuing operations	$ 125.6	$ 155.9
Earnings per share from continuing operations — basic	$ 0.41	$ 0.51
Earnings per share from continuing operations — diluted	$ 0.41	$ 0.51

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cornéal Acquisition

On January 2, 2007, the Company purchased all of the outstanding common stock of Groupe Cornéal Laboratoires (Cornéal), a health care company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle the pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvéderm™ in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. In connection with the Cornéal acquisition, the Company acquired assets with a fair value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm™, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.

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

The following amounts related to the ophthalmic surgical device business have been segregated from continuing operations and reported as discontinued operations through the date of disposition. The Company did not account for its ophthalmic surgical device business as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the business operated as a stand-alone entity. The financial information for the Company’s discontinued operations includes allocations of certain expenses to the ophthalmic surgical device business. These amounts have been allocated to the Company’s discontinued operations on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, the ophthalmic surgical device business. The Company’s unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 29, 2007 contained herein have been recast to reflect the results of operations of its ophthalmic surgical device business as a discontinued operation.

The following table sets forth selected financial data of the Company’s discontinued operations for the three and six month periods ended June 29, 2007.

Selected Financial Data for Discontinued Operations

	Three months ended June 29, 2007	Six months ended June 29, 2007
	(in millions)
Net sales	$10.2	$20.0
Loss from discontinued operations before income taxes	$(1.9)	$(3.4)
Loss from discontinued operations	$(1.2)	$(2.2)

Note 4: Restructuring Charges and Integration and Transition Costs

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its acquisition of Inamed Corporation (Inamed) in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by early 2009. Based

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on current foreign currency exchange rates, the Company estimates that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $35 million to $37 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $13 million to $15 million. The Company expects that $50 million to $55 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expects to continue to incur costs through the fourth quarter of 2009. During the three and six month periods ended June 30, 2008, the Company recorded pre-tax restructuring charges of $0.1 million and $27.6 million, respectively. During the three month period ended June 30, 2008, the Company recorded other transition related costs of $0.3 million, consisting of $0.1 million in cost of sales, $0.1 million in selling, general and administrative (SG&A) expenses and $0.1 million in R&D expenses. During the six month period ended June 30, 2008, the Company recorded other transition related costs of $1.0 million, consisting of $0.1 million in cost of sales, $0.7 million in SG&A expenses and $0.2 million in R&D expenses. At June 30, 2008, $9.6 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2008, none of the capitalized amounts have been recognized as cost of sales.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the six month period ended June 30, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during the six month period ended June 30, 2008	$21.2	$5.8	$0.6	$27.6
Spending	(0.6)	(0.3)	(0.4)	(1.3)
Foreign exchange translation effects	0.3	0.1	—	0.4

Balance at June 30, 2008 (included in “Other accrued expenses”)	$20.9	$5.6	$0.2	$26.7

Restructuring and Integration of Cornéal Operations

In connection with the January 2007 Cornéal acquisition, the Company initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with the Company’s operations. Specifically, the restructuring and integration activities involve a workforce reduction of approximately 20 positions, principally general and administrative positions, moving key Cornéal facial aesthetics business functions to Company locations, integrating Cornéal’s distributor operations with the Company’s existing distribution network and integrating Cornéal’s information systems with the Company’s information systems.

The Company began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007. As of June 30, 2008, the Company substantially completed all activities related to the restructuring and integration of the former Cornéal facial aesthetics business operations. As of June 30, 2008, the Company has recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $9.6 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the three and six month periods ended June 30, 2008, the Company recorded pre-tax restructuring charges of $5.8 million and $6.6 million, respectively, related to the restructuring of the Cornéal operations. During the three and six month periods ended June 29, 2007, the Company recorded pre-tax restructuring charges of $2.0 million associated with the termination of duplicative distribution arrangements. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended June 30, 2008, the Company recorded pre-tax integration and transition costs of $0.7 million, consisting of $0.1 million in cost of sales

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $0.6 million in SG&A expenses. During the six month period ended June 30, 2008, the Company recorded pre-tax integration and transition costs of $1.1 million, consisting of $0.1 million in cost of sales and $1.0 million in SG&A expenses. During the three and six month periods ended June 29, 2007, the Company recorded pre-tax integration and transition costs of $2.1 million and $5.6 million, respectively, as SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations through June 30, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the six month period ended June 30, 2008	0.4	6.2	6.6
Spending	(1.9)	(3.7)	(5.6)

Balance at June 30, 2008 (included in “Other accrued expenses”)	$1.3	$10.4	$11.7

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

As of December 31, 2007, the Company substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with the Company’s operations. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. The Company did not incur any restructuring charges or integration and transition costs during the three and six month periods ended June 30, 2008. During the three and six month periods ended June 29, 2007, the Company recorded pre-tax restructuring charges of $7.1 million and $8.5 million, respectively, and pre-tax integration and transition costs of $1.7 million and $3.6 million, respectively, as SG&A expenses, associated with the global restructuring and integration of the former Inamed operations. As of June 30, 2008, remaining accrued expenses of $0.7 million for the global restructuring and integration of the former Inamed operations are included in “Other accrued expenses.”

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2008, the Company has recorded cumulative pre-tax restructuring charges of $2.1 million related to the restructuring of the collagen manufacturing facility. During the three and six month periods ended June 30, 2008, the Company recorded pre-tax restructuring charges of $0.4 million related to contract settlement costs of the collagen manufacturing facility. During the six month period ended June 29, 2007, the Company recorded pre-tax restructuring charges of $1.7 million related to employee severance costs of the collagen manufacturing facility. As of June 30, 2008, accrued expenses of $2.1 million for the restructuring of the collagen manufacturing facility are included in “Other accrued expenses” and “Accounts payable” in the amount of $1.7 million and $0.4 million, respectively.

Other Restructuring Activities and Integration Costs

Included in each of the first six months of 2008 and 2007 are $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the three and six month periods ended June 30, 2008 and June 29, 2007 are $3.1 million and $1.0 million, respectively, of restructuring charges for an abandoned leased facility related to the Company’s restructuring and streamlining of its European operations. Included in the second quarter and first six months of 2008 are $0.6 million and $0.8 million, respectively, of SG&A expenses related to miscellaneous integration costs associated with the Esprit acquisition.

Note 5: Intangibles

At June 30, 2008 and December 31, 2007, the components of amortizable and unamortizable intangibles and certain other related information were as follows:

Intangibles

	June 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,255.7	$(158.6)	15.0	$1,247.8	$(111.8)	15.1
Customer relationships	42.3	(31.0)	3.1	42.3	(24.1)	3.1
Licensing	222.9	(72.7)	9.8	159.6	(63.2)	8.2
Trademarks	28.2	(13.0)	6.4	28.2	(10.9)	6.4
Core technology	196.1	(30.9)	15.1	191.9	(24.0)	15.2

	1,745.2	(306.2)	13.9	1,669.8	(234.0)	14.0
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,746.1	$(306.2)		$1,670.7	$(234.0)

Developed technology consists primarily of current product offerings, primarily saline and silicone breast implants, obesity intervention products, dermal fillers and urologics products acquired in connection with the Esprit, EndoArt, Cornéal and Inamed acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. The increase in licensing assets in 2008 is primarily due to a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment recorded in 2008 related to expected annual Restasis® net sales.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and six month periods ended June 30, 2008 and June 29, 2007, respectively:

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Developed technology	$22.9	$16.4	$45.6	$32.4
Customer relationships	3.4	3.4	6.8	6.8
Licensing	5.0	4.9	9.4	9.7
Trademarks	1.2	1.2	2.4	2.4
Core technology	3.3	3.1	6.5	6.1

	$35.8	$29.0	$70.7	$57.4

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

Estimated amortization expense is $144.0 million for 2008, $132.4 million for 2009, $128.2 million for 2010, $121.7 million for 2011 and $115.9 million for 2012.

Note 6: Inventories

Components of inventories were:

	June 30, 2008	December 31, 2007
	(in millions)
Finished products	$170.5	$137.4
Work in process	39.4	46.0
Raw materials	60.3	41.3

Total	$270.2	$224.7

At June 30, 2008 and December 31, 2007, approximately $12.8 million and $13.3 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances against deferred tax assets were $19.0 million and $99.9 million as of June 30, 2008 and December 31, 2007, respectively. The decrease in the valuation allowance against deferred tax assets primarily relates to an increase in the expected utilization of net operating loss carryforwards of Esprit, which the Company acquired in October 2007, and is treated as a reduction of purchased goodwill.

In connection with the final stage of the Inamed and Esprit legal entity integration, the Company realigned its U.S. operations during the current quarter. The state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect a true-up to the resulting tax rate. The impact of the true-up was a decrease to the provision for income taxes by $2.4 million.

The total amount of unrecognized tax benefits was $50.8 million and $59.6 million as of June 30, 2008 and December 31, 2007, respectively. The decrease in the total amount of unrecognized tax benefits is primarily attributable to $21.8 million in payments accounted for during the first quarter of 2008 in connection with the completion and settlement of a federal income tax audit by the U.S. Internal Revenue Service for tax years 2003 and 2004. Of the $21.8 million in payments, $14.0 million was on deposit as an advance payment and the remaining $7.8 million was paid during the first quarter of 2008. In addition, the total amount of unrecognized tax benefits decreased by $0.8 million mainly as a result of amended state income tax return filings due to the completion and settlement of the federal income tax audit for tax years 2003 and 2004. These decreases to the total amount of unrecognized tax benefits were partially offset by increases of $13.8 million resulting from tax positions taken during a prior period and changes in estimate to various issues under audit. These increases also include unrecognized tax benefits attributable to the acquisition of Esprit, which are currently treated as adjustments to purchased goodwill.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.9 million and $39.9 million as of June 30, 2008 and December 31, 2007, respectively.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $9.8 million and $10.9 million as of June 30, 2008 and December 31, 2007, respectively.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, foreign tax credits, transfer pricing and amended U.S state income tax returns will decrease by approximately $19.1 million due to the settlement of income tax audits in the United States.

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

The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company currently estimates stock price volatility based upon an equal weighting of the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five and three-quarter year historical average and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

For the three and six month periods ended June 30, 2008 and June 29, 2007, share-based compensation expense was as follows:

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Cost of sales	$2.4	$1.6	$4.2	$3.0
Selling, general and administrative	15.0	13.6	31.4	27.7
Research and development	5.2	4.7	11.6	10.5

Pre-tax share-based compensation expense	22.6	19.9	47.2	41.2
Income tax benefit	8.0	7.0	16.9	14.7

Net share-based compensation expense	$14.6	$12.9	$30.3	$26.5

As of June 30, 2008, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $180.2 million, which is expected to be recognized over the next 48 months (35 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2008.

In February 2008, the Company granted 4.3 million stock options and 0.2 million shares of restricted stock and stock units to employees. Historically, the majority of the Company’s total annual share-based grants have occurred in the first fiscal quarter.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and six month periods ended June 30, 2008 and June 29, 2007, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Service cost	$6.4	$6.3	$0.4	$0.7
Interest cost	8.8	7.8	0.6	0.5
Expected return on plan assets	(10.7)	(9.3)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.2)
Recognized net actuarial loss	1.6	2.9	—	—

Net periodic benefit cost	$6.1	$7.7	$0.9	$1.0

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Service cost	$12.8	$12.6	$0.8	$1.4
Interest cost	17.6	15.6	1.2	1.0
Expected return on plan assets	(21.4)	(18.6)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.4)
Recognized net actuarial loss	3.2	5.8	—	—

Net periodic benefit cost	$12.2	$15.4	$1.8	$2.0

In 2008, the Company expects to pay contributions of between $18 million and $19 million for its U.S. and non-U.S. pension plans and between $0.9 million and $1.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

In August 2004, James Clayworth, R. Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorney’s fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. On May 14, 2008, the court heard oral arguments and took the matter under submission. On July 25, 2008, the Court of Appeal of the State of California affirmed the Superior Court of the State of California for the County of Alameda’s ruling granting the Company’s motion for summary judgment.

In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc. (“Apotex”) indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto LLC (“Roche”), the holder of U.S. Patent No. 5,110,493 (the “‘493 patent”), filed a complaint captioned “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the U.S. District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the ‘493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The Company and Roche moved for summary judgment and, on September 11, 2007, the court granted the Company and Roche’s motion for summary judgment. On September 26, 2007, Apotex filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The parties filed their briefs in the appeal and the court heard oral arguments on May 7, 2008. On July 9, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Northern District of California’s grant of the Company and Roche’s motion for summary judgment. On July 23, 2008, Apotex filed a Combined Petition for Panel Rehearing and Rehearing En Banc with the U.S. Court of Appeals for the Federal Circuit.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2007, the Company filed a motion with the multi district litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the Company’s motion took place on July 26, 2007. On August 20, 2007, the panel granted the Company’s motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. The court has scheduled a trial date for March 9, 2009 in the Apotex Action and the Exela Action.

In November 2007, the Company filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics Corporation, Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedix, Inc.” in the U.S. District Court for the Central District of California. In its complaint, the Company alleges that the defendants are infringing U.S. Patent No. 6,262,105 (the “‘105 patent”), licensed to the Company by Murray A. Johnstone, M.D. On January 7, 2008, Photomedix, Inc. filed a motion to dismiss the Company’s complaint. On January 23, 2008, the Company filed a motion for leave to file a second amended complaint to add Murray A. Johnstone, the holder of the ‘105 patent, as a plaintiff and to add Global MDRx as a defendant. On March 3, 2008, the U.S. District Court for the Central District of California denied Photomedix, Inc.’s motion to dismiss and granted the Company’s motion for leave to file a second amended complaint. On April 28, 2008, the Company filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants. On July 17, 2008, the Company and Jan Marini Skin Research, Inc. (“Jan Marini”) entered into a settlement agreement under which Jan Marini agreed to acknowledge the validity of the Company’s patents in exchange for the Company dismissing all claims against Jan Marini. On July 21, 2008, the Company and Intuit Beauty, Inc. (“Intuit”) entered into a settlement agreement under which Intuit agreed to acknowledge the validity of the Company’s patents in exchange for the Company dismissing all claims against Intuit. The court has scheduled a trial date for November 3, 2009.

On July 9, 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessy, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California, for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorney’s fees and costs.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity and results of operations.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the investigation being conducted by the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia (DOJ) discussed in Note 11, “Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Note 11: Contingencies

On March 3, 2008, the Company received service of a Subpoena Duces Tecum from the DOJ. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. During the second quarter of 2008, the Company incurred $9.0 million of costs associated with the DOJ investigation. Costs associated with responding to the DOJ investigation are expected to total approximately $25 million to $35 million during fiscal year 2008. Estimated costs include attorney’s fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this investigation, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this investigation.

Note 12: Guarantees

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 13: Product Warranties

The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus™ and ConfidencePlus™ Premier warranty programs. The ConfidencePlus™ program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlus™ Premier program, which generally requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. The majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2008:

(in millions)
Balance at December 31, 2007	$28.0
Provision for warranties issued during the period	3.5
Settlements made during the period	(3.1)
Decreases in warranty estimates	(1.0)

Balance at June 30, 2008	$27.4

Current portion	$6.0
Non-current portion	21.4

Total	$27.4

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions, except per share amounts)
Net earnings
Earnings from continuing operations	$147.3	$139.0	$258.7	$183.8
Loss from discontinued operations	—	(1.2)	—	(2.2)

Net earnings	$147.3	$137.8	$258.7	$181.6

Weighted average number of shares issued	304.4	304.7	304.7	304.3
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.6	3.5	2.9	3.5

Diluted shares	307.0	308.2	307.6	307.8

Basic earnings (loss) per share:
Continuing operations	$0.48	$0.46	$0.85	$0.60
Discontinued operations	—	(0.01)	—	—

Net basic earnings per share	$0.48	$0.45	$0.85	$0.60

Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.45	$0.84	$0.60
Discontinued operations	—	—	—	(0.01)

Net diluted earnings per share	$0.48	$0.45	$0.84	$0.59

For the three and six month periods ended June 30, 2008, options to purchase 11.7 million and 8.4 million shares of common stock at exercise prices ranging from $48.07 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and six month periods ended June 30, 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

For the three and six month periods ended June 29, 2007, options to purchase 6.1 million and 8.8 million shares of common stock at exercise prices ranging from $49.94 to $63.76 and $48.07 to $63.76 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and six month periods ended June 29, 2007, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three and six month periods ended June 30, 2008 and June 29, 2007:

	Three months ended
	June 30, 2008			June 29, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$3.6	$—	$3.6	$4.3	$—	$4.3
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.4)	0.2	(0.2)	(0.4)	0.2	(0.2)
Unrealized holding loss on available-for-sale securities	(2.7)	1.0	(1.7)	(0.7)	0.2	(0.5)

Other comprehensive income	$0.5	$1.2	1.7	$3.2	$0.4	3.6

Net earnings			147.3			137.8

Total comprehensive income			$149.0			$141.4

	Six months ended
	June 30, 2008			June 29, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$39.3	$—	$39.3	$15.6	$—	$15.6
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.7)	0.3	(0.4)	(0.7)	0.3	(0.4)
Unrealized holding (loss) gain on available-for-sale securities	(4.1)	1.6	(2.5)	2.4	(1.0)	1.4

Other comprehensive income	$34.5	$1.9	36.4	$17.3	$(0.7)	16.6

Net earnings			258.7			181.6

Total comprehensive income			$295.1			$198.2

Note 16: Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2008, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, available-for-sale securities, foreign exchange derivatives and an interest rate swap with a $300.0 million notional

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount that receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$615.6	$615.6	$—	$—
Foreign time deposits	110.9	110.9	—	—
Available-for-sale securities	2.2	2.2	—	—
Foreign exchange derivative assets	2.3	—	2.3	—
Interest rate swap derivative asset	16.4	—	16.4	—

	$747.4	$728.7	$18.7	$—

Liabilities
Foreign exchange derivative liabilities	$3.6	$—	$3.6	$—
Interest rate swap derivative liability	16.4	—	16.4	—

	$20.0	$—	$20.0	$—

Commercial paper and foreign time deposits are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Counterparties to these contracts are highly rated issuers. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The counterparty to this contract is a highly rated financial institution.

Note 17: Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the BIB™ BioEnterics® Intragastric Balloon; and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$926.4	$765.5	$1,784.0	$1,462.9
Medical devices	229.4	197.1	432.8	362.3

Total product net sales	1,155.8	962.6	2,216.8	1,825.2
Other corporate and indirect revenues	16.2	15.3	31.8	29.4

Total revenues	$1,172.0	$977.9	$2,248.6	$1,854.6

Operating income:
Specialty pharmaceuticals	$308.3	$251.5	$576.8	$474.1
Medical devices	57.9	56.8	107.6	111.1

Total segments	366.2	308.3	684.4	585.2
General and administrative expenses, other indirect costs and other adjustments	117.3	91.1	211.2	172.9
In-process research and development	—	—	—	72.0
Amortization of acquired intangible assets (a)	30.5	23.5	60.4	46.5
Restructuring charges	9.4	10.1	37.8	13.3

Total operating income	$209.0	$183.6	$375.0	$280.5

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 63.2% and 65.3% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2008 and June 29, 2007, respectively, and 63.6% and 65.8% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2008 and June 29, 2007, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended June 30, 2008 and June 29, 2007 were 12.0% and 11.0% of the Company’s total consolidated product net sales, respectively, and 12.1% and 11.3% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2008 and June 29, 2007, respectively. Sales to Cardinal Health for the three month periods ended June 30, 2008 and June 29, 2007 were 10.7% and 10.2% of the Company’s total consolidated product net sales, respectively, and 11.0% and 11.3% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2008 and June 29, 2007, respectively. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Net Sales by Product Line

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$539.6	$431.4	$1,031.8	$834.4
Botox®/Neuromodulators	347.8	307.4	663.3	575.3
Skin Care	27.9	26.7	54.3	53.2
Urologics	11.1	—	34.6	—

Total Specialty Pharmaceuticals	926.4	765.5	1,784.0	1,462.9

Medical Devices:
Breast Aesthetics	88.5	78.9	167.0	148.1
Obesity Intervention	76.7	68.9	148.5	121.9
Facial Aesthetics	64.2	49.3	117.3	92.3

Total Medical Devices	229.4	197.1	432.8	362.3

Total product net sales	$1,155.8	$962.6	$2,216.8	$1,825.2

Geographic Information

Product Net Sales

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
United States	$727.3	$626.8	$1,405.6	$1,198.0
Europe	251.9	197.1	472.9	369.4
Latin America	70.2	52.4	131.8	98.4
Asia Pacific	58.5	47.3	115.9	88.5
Other	45.5	37.1	86.4	67.7

	1,153.4	960.7	2,212.6	1,822.0
Manufacturing operations	2.4	1.9	4.2	3.2

Total product net sales	$1,155.8	$962.6	$2,216.8	$1,825.2

Long-Lived Assets

	June 30, 2008	December 31, 2007
	(in millions)
United States	$3,318.2	$3,379.5
Europe	290.0	278.2
Latin America	25.5	22.9
Asia Pacific	7.5	7.1
Other	0.1	0.1

	3,641.3	3,687.8
Manufacturing operations	371.6	348.7
General corporate	225.7	223.0

Total	$4,238.6	$4,259.5

Note 18: Subsequent Event

On July 11, 2008, the Company’s wholly-owned subsidiary, Allergan Sales, LLC completed its acquisition of the assets related to Aczone® (dapsone) Gel 5%, a topical treatment for acne vulgaris, for approximately $150 million. The assets were acquired from QLT USA, Inc., a Delaware corporation and a wholly-owned subsidiary of QLT Inc., a British Columbia, Canada corporation, pursuant to a purchase agreement dated as of June 6, 2008. The acquisition consideration was all cash, funded from current cash and equivalent balances.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and six month periods ended June 30, 2008 and June 29, 2007, and our financial condition at June 30, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2008 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Revenue Recognition

We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. A substantial portion of our revenue is generated by the sale of specialty pharmaceutical products (primarily eye care pharmaceuticals, skin care and urologics products) to wholesalers within the United States, and we have a policy to attempt to maintain average U.S. wholesaler inventory levels at an amount less than eight weeks of our net sales. A portion of our revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. These customers are contractually obligated to maintain a specific level of inventory and to notify us upon the use of consigned inventory. Revenue for consigned inventory is recognized at the time we are notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and we periodically review consignment inventories to confirm the accuracy of customer reporting.

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.1 million and $1.8 million at June 30, 2008 and December 31, 2007, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2008 and the second quarter of 2007 were $10.4 million and $8.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2008 and the first six months of 2007 were $20.8 million and $16.5 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2008 and December 31, 2007 were $26.8 million and $29.8 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheet. Provisions for sales returns deducted from consolidated sales were $87.9 million and $80.6 million in the second quarter of 2008 and the second quarter of 2007, respectively. Provisions for sales returns deducted from consolidated sales were $165.9 million and $151.7 million in the first six months of 2008 and the first six months of 2007, respectively. The increase in the provision for sales returns in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 was primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $111.1 million and $82.0 million at June 30, 2008 and December 31, 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $73.7 million and $52.6 million in the second quarter of 2008 and the second quarter of 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $147.7 million and $108.1 million in the first six months of 2008 and the first six months of 2007, respectively. The increases in the amounts accrued at June 30, 2008 compared to December 31, 2007 and the provisions for sales rebates and other incentive programs in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 are primarily due to an increase in U.S. sales of products subject to such rebate and incentive programs, principally eye care pharmaceuticals, Botox® and medical device products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2008 and 2007, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We currently estimate stock price volatility based upon an equal weighting of the five and three-quarter year historical average and the average implied volatility of at-the-money options traded in the open market. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

Valuation allowances against deferred tax assets were $19.0 million and $99.9 million as of June 30, 2008 and December 31, 2007, respectively. The decrease in the valuation allowance against deferred tax assets primarily relates to an increase in the expected utilization of net operating loss carryforwards of Esprit Pharma Holding Company, Inc, or Esprit, which we acquired in October 2007, and is treated as a reduction of purchased goodwill. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

On October 16, 2007, we acquired Esprit for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, we acquired EndoArt SA, or EndoArt, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. Fair value estimates for purchase price allocations may change during the allowable allocation period, which is currently up to one year from the acquisition dates, if additional information becomes available.

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

The following table sets forth selected financial data of our discontinued operations for the three and six month periods ended June 29, 2007.

Selected Financial Data for Discontinued Operations

	Three months ended June 29, 2007	Six months ended June 29, 2007
	(in millions)
Net sales	$10.2	$20.0
Loss from discontinued operations before income taxes	$(1.9)	$(3.4)
Loss from discontinued operations	$(1.2)	$(2.2)

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, dermatological, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, chronic dry eye, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel-filled breast implants, cosmetic injections, dermal fillers and obesity intervention products. At June 30, 2008, we employed approximately 8,742 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Continuing Operations

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the BIB™ BioEnterics® Intragastric Balloon; and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2008 and June 29, 2007:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2008	June 29, 2007
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$539.6	$431.4	$108.2	$88.3	$19.9	25.1%	20.5%	4.6%
Botox®/Neuromodulator	347.8	307.4	40.4	27.6	12.8	13.1%	9.0%	4.1%
Skin Care	27.9	26.7	1.2	1.2	—	4.5%	4.5%	—%
Urologics	11.1	—	11.1	11.1	—	—%	—%	—%

Total Specialty Pharmaceuticals	926.4	765.5	160.9	128.2	32.7	21.0%	16.7%	4.3%

Medical Devices:
Breast Aesthetics	88.5	78.9	9.6	5.6	4.0	12.2%	7.1%	5.1%
Obesity Intervention	76.7	68.9	7.8	5.7	2.1	11.3%	8.3%	3.0%
Facial Aesthetics	64.2	49.3	14.9	11.4	3.5	30.2%	23.1%	7.1%

Total Medical Devices	229.4	197.1	32.3	22.7	9.6	16.4%	11.5%	4.9%

Total product net sales	$1,155.8	$962.6	$193.2	$150.9	$42.3	20.1%	15.7%	4.4%

Domestic product net sales	63.2%	65.3%
International product net sales	36.8%	34.7%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$100.7	$77.4	$23.3	$18.8	$4.5	30.1%	24.3%	5.8%
Lumigan® Franchise	112.5	94.5	18.0	12.4	5.6	19.1%	13.2%	5.9%
Other Glaucoma	4.0	3.9	0.1	(0.3)	0.4	1.4%	(8.2)%	9.6%
Restasis®	120.0	77.3	42.7	42.6	0.1	55.2%	55.1%	0.1%
Sanctura® Franchise	11.0	—	11.0	11.0	—	—%	—%	—%
	Six months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2008	June 29, 2007
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,031.8	$834.4	$197.4	$158.3	$39.1	23.7%	19.0%	4.7%
Botox®/Neuromodulator	663.3	575.3	88.0	63.7	24.3	15.3%	11.1%	4.2%
Skin Care	54.3	53.2	1.1	1.1	—	2.1%	2.1%	—%
Urologics	34.6	—	34.6	34.6	—	—%	—%	—%

Total Specialty Pharmaceuticals	1,784.0	1,462.9	321.1	257.7	63.4	21.9%	17.6%	4.3%

Medical Devices:
Breast Aesthetics	167.0	148.1	18.9	11.5	7.4	12.8%	7.8%	5.0%
Obesity Intervention	148.5	121.9	26.6	22.6	4.0	21.8%	18.5%	3.3%
Facial Aesthetics	117.3	92.3	25.0	18.4	6.6	27.1%	19.9%	7.2%

Total Medical Devices	432.8	362.3	70.5	52.5	18.0	19.5%	14.5%	5.0%

Total product net sales	$2,216.8	$1,825.2	$391.6	$310.2	$81.4	21.5%	17.0%	4.5%

Domestic product net sales	63.6%	65.8%
International product net sales	36.4%	34.2%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$200.3	$155.0	$45.3	$36.8	$8.5	29.2%	23.7%	5.5%
Lumigan® Franchise	220.0	183.5	36.5	25.7	10.8	19.9%	14.0%	5.9%
Other Glaucoma	8.1	7.5	0.6	(0.2)	0.8	7.9%	(2.5)%	10.4%
Restasis®	220.2	155.7	64.5	64.3	0.2	41.4%	41.3%	0.1%
Sanctura® Franchise	34.3	—	34.3	34.3	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

The $193.2 million increase in product net sales in the second quarter of 2008 compared to the second quarter of 2007 was the combined result of an increase of $160.9 million in our specialty pharmaceuticals product net sales and an increase of $32.3 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals, Botox® and urologics product lines. The increase in medical devices product net sales reflects growth across all product lines. Net sales were also positively affected by a general strengthening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during the second quarter of 2008 compared to the second quarter of 2007.

Eye care pharmaceuticals sales increased in the second quarter of 2008 compared to the second quarter of 2007 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong international sales growth from Ganfort®, our Lumigan® and timolol combination, an increase in sales of Combigan™, primarily due to its launch in the United States in the fourth quarter of 2007, and increased Combigan™ sales in Canada, Europe, Latin America and Asia, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma, and growth in sales of eye drop products, primarily Refresh® and Optive™, our artificial tear that was launched in the United States, Australia, and parts of Europe, Latin America and Asia during 2007. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from five percent to eight percent, effective January 19, 2008. We increased the published U.S. list price for Restasis® by five percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by eight percent, Elestat® by seven percent and Zymar® by eight percent. This increase in prices had a positive net effect on our U.S. sales for the second quarter of 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® sales increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to growth in demand in international markets and, to a lesser degree, the United States for both cosmetic and therapeutic use. During the course of the second quarter of 2008, we believe the rate of growth of Botox® sales in the United States was negatively impacted by declines in consumer spending. Effective January 1, 2008, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in the second quarter of 2008, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific. We believe our worldwide market share for neuromodulators, including Botox®, is currently over 85%.

Skin care sales, which are presently concentrated in the United States, increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to an increase in sales of Tazorac®, Zorac® and Avage®, our topical tazarontene treatments for acne and psoriasis, and an increase in sales of Vivité™, a line of physician dispensed skin care products launched in 2007, partially offset by lower sales of other physician dispensed creams, including M.D. Forte® and Prevage™ MD. Net sales of Tazorac®, Zorac® and Avage® were $20.6 million in the second quarter of 2008 compared to $18.8 million in the second quarter of 2007. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by five percent effective January 19, 2008. In the third quarter of 2007, we entered into a collaboration with Stiefel Laboratories, Inc. to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States. In January 2008, we announced a strategic collaboration with Clinique Laboratories, LLC to develop and market a new skin care line, which will be sold exclusively in physicians’ offices. In July 2008, we completed the acquisition of the assets related to Aczone® (dapsone) Gel 5%, a topical treatment for acne vulgaris.

In connection with our Esprit acquisition in October 2007, we acquired a new product line focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic treatment for over-active bladder. In January 2008, we launched Sanctura XR™, an improved once-daily anticholinergic treatment for over-active bladder. In the second quarter of 2008, sales of our Sanctura® franchise products were $11.0 million. There were no comparable sales in the second quarter of 2007.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At June 30, 2008, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel-filled and saline-filled breast implants and tissue expanders, increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to strong sales growth in Europe, Latin America and Asia and the transition of the market in North America from lower priced saline products to higher priced silicone products. During the second quarter of 2008, we believe the rate of growth in net sales of breast aesthetics products in the United States continued to be negatively impacted by some price discounting by a competitor and by declines in consumer spending.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP™ Systems and BIB™ System, increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to strong sales growth in Asia, Latin America and Europe and an increase in net sales in the United States. Net sales of obesity intervention products were also positively benefited in the second quarter of 2008 compared to the second quarter of 2007 by an approximately three percent increase in the published U.S. list price for our Lap-Band® System effective July 2, 2007 and the introduction of the Lap-Band AP™ System, a premium priced, next generation advanced performance gastric band, in the United States during the second half of 2007. During the second quarter of 2008, we believe the rate of growth in net sales of obesity intervention products in the United States was negatively impacted by the introduction of a competitive product in the marketplace and by declines in consumer spending.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to strong sales growth in all of our principal geographic markets and the first quarter 2008 launch of Juvéderm™ Ultra with lidocaine in Europe. The increase in net sales was partially offset by a general decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes increased product net sales by $42.3 million in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the strengthening of the euro, Brazilian real, Canadian dollar and Australian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 2.1 percentage points to 63.2% in the second quarter of 2008 compared to U.S. sales of 65.3% in the second quarter of 2007, due primarily to an increase in international product net sales as a percentage of total product net sales of our Botox®, eye care pharmaceuticals, breast aesthetics, obesity intervention and facial aesthetic product lines, partially offset by an increase in sales of our urologics products, which are currently sold only in the United States.

The $391.6 million increase in product net sales in the first six months of 2008 compared to the first six months of 2007 was the combined result of an increase of $321.1 million in our specialty pharmaceuticals product net sales and an increase of $70.5 million in our medical devices product net sales. The increase in product net sales for the first six months of 2008 is primarily due to the same factors discussed above with respect to the increase in product net sales in the second quarter of 2008.

Foreign currency changes increased product net sales by $81.4 million in the first six months of 2008 compared to the first six months of 2007, primarily due to the strengthening of the euro, Brazilian real, Canadian dollar and Australian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 2.2 percentage points to 63.6% in the first six months of 2008 compared to U.S. sales of 65.8% in the first six months of 2007, due primarily to the same factors discussed above with respect to the decrease in U.S. sales as a percentage of total product net sales in the second quarter of 2008.

Other Revenues

Other revenues increased $0.9 million to $16.2 million in the second quarter of 2008 compared to $15.3 million in the second quarter of 2007. The increase in other revenues is primarily related to an increase in royalty income earned principally from sales of Botox® in Japan and China by GlaxoSmithKline, or GSK, under a licensing agreement.

Other revenues increased $2.4 million to $31.8 million in the first six months of 2008 compared to $29.4 million in the first six months of 2007. The increase in other revenues is primarily related to an increase in royalty income earned principally from sales of Botox® in Japan and China by GSK under a licensing agreement and an increase in reimbursement income for services provided in connection with co-promotion agreements.

Cost of Sales

Cost of sales increased $29.4 million, or 17.5%, in the second quarter of 2008 to $197.5 million, or 17.1% of product net sales, compared to $168.1 million, or 17.5% of product net sales, in the second quarter of 2007. Cost of sales in the second quarter of 2008 includes a charge of $5.0 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition. Excluding the effect of the purchase accounting charge, cost of sales increased $24.4 million, or 14.5%, in the second quarter of 2008 compared to the second quarter of 2007. This increase in cost of sales, excluding the purchase accounting charge, primarily resulted from the 20.1% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the purchase accounting charge, declined to 16.7% in the second quarter of 2008 compared to 17.5% in the second quarter of 2007, primarily due to an increase in product net sales of our Juvéderm™ dermal filler family of products as a percentage of total facial aesthetic product net sales and an increase in the sales mix within our eye care pharmaceuticals and skin care product lines of newer products with lower cost of sales as a percentage of product net sales.

Cost of sales increased $59.8 million, or 18.7%, in the first six months of 2008 to $379.7 million, or 17.1% of product net sales, compared to $319.9 million, or 17.5% of product net sales, in the first six months of 2007. Cost of sales in the first six months of 2008 includes a charge of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition. Excluding the effect of the purchase accounting charge, cost of sales increased $48.1 million, or 15.0%, in the first six months of 2008 compared to the first six months of 2007. This increase in cost of sales, excluding the purchase accounting charge, primarily resulted from the 21.5% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the purchase accounting charge, declined to 16.6% in the first six months of 2008 compared to 17.5% in the first six months of 2007, primarily due to the same factors discussed above with respect to the decline in cost of sales as a percentage of product net sales for the second quarter of 2008. Additionally, an increase in the product net sales of silicone gel-filled breast implants as a percentage of total breast aesthetic sales contributed to a lower cost of sales as a percentage of product net sales in the first six months of 2008 compared to the first six months of 2007.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $73.8 million, or 17.0%, to $506.9 million, or 43.9% of product net sales, in the second quarter of 2008 compared to $433.1 million, or 45.0% of product net sales, in the second quarter of 2007. The increase in SG&A expenses in dollars primarily relates to significant increases in selling, marketing and general and administrative expenses. The increase in selling and marketing expenses principally relates to personnel and related incentive compensation costs driven by the expansion of our U.S. facial aesthetics, ophthalmology, neuroscience, breast implant and obesity intervention sales forces and related marketing programs and the expansion of our facial aesthetics sales force in Asia. The increase in selling and marketing expenses in the second quarter of 2008 compared to the second quarter of 2007 was also impacted by the addition of Esprit’s sales personnel in the fourth quarter of 2007. The increase in general and administrative expenses principally relates to an increase in incentive compensation, legal, finance and information systems costs, as well as the expansion of our management team in Asia. In the second quarter of 2008, SG&A expenses included $9.0 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®, $1.2 million of integration and transition costs related to the Cornéal and Esprit acquisitions, $0.3 million of costs related to our acquisition of the Aczone® assets and $0.1 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. Costs associated with responding to the DOJ investigation are expected to total approximately $25 million to $35 million during fiscal year 2008. In the second quarter of 2007, SG&A expenses included $3.8 million of integration and transition costs related to the Inamed and Cornéal acquisitions and $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders.

SG&A expenses increased $169.6 million, or 20.7%, to $989.1 million, or 44.6% of product net sales, in the first six months of 2008 compared to $819.5 million, or 44.9% of product net sales, in the first six months of 2007. The increase in SG&A expenses in the first six months of 2008 compared to the same period in 2007 primarily resulted from the same factors described above with respect to the increase in SG&A expenses in the second quarter of 2008, and an increase in promotion expenses. Promotion expenses increased in the first six months of 2008 compared to the first six months of 2007 primarily due to additional direct-to-consumer advertising and other promotional costs for our Lap-Band® System, Juvéderm™ Ultra and Juvéderm™ Ultra Plus dermal fillers and Natrelle™ silicone breast implant products. Additionally, launch-related expenses for Sanctura XR™ and Combigan™ contributed to the increase in selling and marketing expenses in the first six months of 2008. In the first six months of 2008, SG&A expenses included $9.0 million of costs incurred in the second quarter of 2008 associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, $1.8 million of integration and transition costs related to the Cornéal and Esprit acquisitions, $0.3 million of costs related to our acquisition of the Aczone® assets and $0.7 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. In the first six months of 2007, SG&A expenses included $9.2 million of integration and transition costs related to the Inamed and Cornéal acquisitions, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal.

Research and Development

R&D expenses increased $59.4 million, or 38.6%, to $213.4 million in the second quarter of 2008, or 18.5% of product net sales, compared to $154.0 million, or 16.0% of product net sales, in the second quarter of 2007. R&D expenses for the second quarter of 2008 included a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval. Excluding the effect of this charge, R&D expenses increased by $45.5 million, or 29.5%, to $199.5 million in the second quarter of 2008, or 17.3% of product net sales, compared to the second quarter of 2007. The increase in R&D expenses, excluding the charge related to acquiring Sanctura XR™ rights in Canada, in dollars and as a percentage of product net sales, was primarily a result of higher rates of investment in our eye care pharmaceuticals for next generation product enhancements and line extensions as well as discovery programs, increased spending on Botox® for overactive bladder and benign prostatic hyperplasia programs, increased spending on the development of bimatoprost for the stimulation of eyelash growth, and increased spending on Posurdex®, breast implant follow-up studies and new pharmaceutical technologies, including our alpha agonists for the treatment of neuropathic pain.

R&D expenses increased $32.3 million, or 8.9%, to $396.3 million in the first six months of 2008, or 17.9% of product net sales, compared to $364.0 million, or 19.9% of product net sales, in the first six months of 2007. R&D expenses for the first six months of 2008 included a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval. R&D expenses in the first six months of 2007 included a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition. In-process research and development represents an estimate of the fair value of in-process technology at the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the charge in 2008 related to acquiring Sanctura XR™ rights in Canada and the in-process research and development charge in 2007 related to the EndoArt acquisition, R&D expenses increased by $90.4 million, or 31.0%, to $382.4 million in the first six months of 2008, or 17.3% of product net sales, compared to $292.0 million, or 16.0% of product net sales in the first six months of 2007. The increase in R&D expenses, excluding the charge related to acquiring Sanctura XR™ rights in Canada and the in-process research and development charge related to the EndoArt acquisition in dollars and as a percentage of product net sales, was primarily a result of the same factors described above with respect to the increase in R&D expenses for the second quarter of 2008.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $6.8 million to $35.8 million in the second quarter of 2008, or 3.1% of product net sales, compared to $29.0 million, or 3.0% of product net sales, in the second quarter of 2007. The increase in amortization expense in dollars is primarily due to an increase in amortization of acquired intangible assets related to the October 2007 Esprit acquisition.

Amortization of acquired intangible assets increased $13.3 million to $70.7 million in the first six months of 2008, or 3.2% of product net sales, compared to $57.4 million, or 3.1% of product net sales, in the first six months of 2007. The increase in amortization expense in dollars is primarily due to the same factor described above with respect to the increase in amortization of acquired intangible assets in the second quarter of 2008.

Restructuring Charges and Integration and Transition Costs

Restructuring charges in the second quarter of 2008 were $9.4 million, consisting of $0.1 million related to the restructuring and phased closure of the Arklow facility, $5.8 million related to the restructuring and integration of the Cornéal operations, $0.4 million related to the restructuring and integration of the Inamed operations and $3.1 million related to the restructuring and streamlining of our European operations. Restructuring charges in the second quarter of 2007 were $10.1 million, consisting of $2.0 million related to the restructuring and integration of the Cornéal operations, $7.1 million related to the restructuring and integration of the Inamed operations and $1.0 million related to the restructuring and streamlining of our European operations.

Restructuring charges in the first six months of 2008 were $37.8 million, consisting of $27.6 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations, $0.4 million related to the restructuring and integration of the Inamed operations, $3.1 million related to the restructuring and streamlining of our European operations and $0.1 million related to the restructuring associated with the EndoArt acquisition. Restructuring charges in the first six months of 2007 were $13.3 million, consisting of $2.0 million related to the restructuring and integration of the Cornéal operations, $10.2 million related to the restructuring and integration of the Inamed operations, $1.0 million related to the restructuring and streamlining of our European operations and $0.1 million related to the restructuring associated with the EndoArt acquisition.

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our acquisition of Inamed Corporation, or Inamed, in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by early 2009. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $35 million to $37 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $13 million to $15 million. We expect that $50 million to $55 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to incur costs through the fourth quarter of 2009. During the three and six month periods ended June 30, 2008, we recorded pre-tax restructuring charges of $0.1 million and $27.6 million, respectively. During the three month period ended June 30, 2008, we recorded other transition related costs of $0.3 million, consisting of $0.1 million in cost of sales, $0.1 million in SG&A expenses and $0.1 million in R&D expenses. During the six month period ended June 30, 2008, we recorded other transition related costs of $1.0 million, consisting of $0.1 million in cost of sales, $0.7 million in SG&A expenses and $0.2 million in R&D expenses. At June 30, 2008, $9.6 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2008, none of the capitalized amounts have been recognized as cost of sales.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the six month period ended June 30, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during the six month period ended June 30, 2008	$21.2	$5.8	$0.6	$27.6
Spending	(0.6)	(0.3)	(0.4)	(1.3)
Foreign exchange translation effects	0.3	0.1	—	0.4

Balance at June 30, 2008 (included in “Other accrued expenses”)	$20.9	$5.6	$0.2	$26.7

Restructuring and Integration of Cornéal Operations

In connection with our January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the restructuring and integration activities involve a workforce reduction of approximately 20 positions, principally general and administrative positions, moving key Cornéal facial aesthetics business functions to our locations, integrating Cornéal’s distributor operations with our existing distribution network and integrating Cornéal’s information systems with our information systems.

We began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007. As of June 30, 2008, we substantially completed all activities related to the restructuring and integration of the former Cornéal facial aesthetics business operations. As of June 30, 2008, we have recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $9.6 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the three and six month periods ended June 30, 2008, we recorded pre-tax restructuring charges of $5.8 million and $6.6 million, respectively, related to the restructuring of the Cornéal operations. During the three and six month periods ended June 29, 2007, we recorded pre-tax restructuring charges of $2.0 million associated with the termination of duplicative distribution arrangements. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended June 30, 2008, we recorded pre-tax integration and transition costs of $0.7 million, consisting of $0.1 million in cost of sales and $0.6 million in SG&A expenses. During the six month period ended June 30, 2008, we recorded pre-tax integration and transition costs of $1.1 million, consisting of $0.1 million in cost of sales and $1.0 million in SG&A expenses. During the three and six month periods ended June 29, 2007, we recorded pre-tax integration and transition costs of $2.1 million and $5.6 million, respectively, as SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations through June 30, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the six month period ended June 30, 2008	0.4	6.2	6.6
Spending	(1.9)	(3.7)	(5.6)

Balance at June 30, 2008 (included in “Other accrued expenses”)	$1.3	$10.4	$11.7

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

As of December 31, 2007, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with our operations. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. We did not incur any restructuring charges or integration and transition costs during the three and six month periods ended June 30, 2008. During the three and six month periods ended June 29, 2007, we recorded pre-tax restructuring charges of $7.1 million and $8.5 million, respectively, and pre-tax integration and transition costs of $1.7 million and $3.6 million, respectively, as SG&A expenses, associated with the global restructuring and integration of the former Inamed operations. As of June 30, 2008, remaining accrued expenses of $0.7 million for the global restructuring and integration of the former Inamed operations are included in “Other accrued expenses.”

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

As of June 30, 2008, we have recorded cumulative pre-tax restructuring charges of $2.1 million related to the restructuring of the collagen manufacturing facility. During the three and six month periods ended June 30, 2008, we recorded pre-tax restructuring charges of $0.4 million related to contract settlement costs of the collagen manufacturing facility. During the six month period ended June 29, 2007, we recorded pre-tax restructuring charges of $1.7 million related to employee severance costs of the collagen manufacturing facility. As of June 30, 2008, accrued expenses of $2.1 million for the restructuring of the collagen manufacturing facility are included in “Other accrued expenses” and “Accounts payable” in the amount of $1.7 million and $0.4 million, respectively.

Other Restructuring Activities and Integration Costs

Included in each of the first six months of 2008 and 2007 are $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the three and six month periods ended June 30, 2008 and June 29, 2007 are $3.1 million and $1.0 million, respectively, of restructuring charges for an abandoned leased facility related to the restructuring and streamlining of our European operations. Included in the second quarter and first six months of 2008 are $0.6 million and $0.8 million, respectively, of SG&A expenses related to miscellaneous integration costs associated with the Esprit acquisition.

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

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the second quarter of 2008, general and administrative expenses of $85.0 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $9.0 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $5.0 million, termination benefits and asset impairments related to the phased closure of the Arklow facility of $0.3 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $1.3 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, and other net indirect costs of $2.5 million; for the second quarter of 2007, general and administrative expenses of $73.7 million, $6.4 million of expenses associated with the settlement of a patent dispute, integration and transition costs related to the acquisitions of Inamed and Cornéal of $3.8 million, and other net indirect costs of $7.2 million; for the first six months of 2008, general and administrative expenses of $166.6 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $9.0 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits and asset impairments related to the phased closure of the Arklow facility of $1.0 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $1.9 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, and other net indirect costs of $6.8 million; and for the first six months of 2007, general and administrative expenses of $144.2 million, integration and transition costs related to the acquisitions of Inamed and Cornéal of $9.2 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement with Cornéal, and other net indirect costs of $10.8 million.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2008 and June 29, 2007 and a reconciliation of our segments operating income to consolidated operating income:

	Three months ended		Six months ended
	June 30, 2008	June 29, 2007	June 30, 2008	June 29, 2007
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$308.3	$251.5	$576.8	$474.1
Medical devices	57.9	56.8	107.6	111.1

Total segments	366.2	308.3	684.4	585.2
General and administrative expenses, other indirect costs and other adjustments	117.3	91.1	211.2	172.9
In-process research and development	—	—	—	72.0
Amortization of acquired intangible assets (a)	30.5	23.5	60.4	46.5
Restructuring charges	9.4	10.1	37.8	13.3

Total operating income	$209.0	$183.6	$375.0	$280.5

(a)	Represents amortization of identifiable intangible assets related to the Esprit, EndoArt, Cornéal and Inamed acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the second quarter of 2008 was $209.0 million, or 18.1% of product net sales, compared to consolidated operating income of $183.6 million, or 19.1% of product net sales in the second quarter of 2007. The $25.4 million increase in consolidated operating income was due to a $193.2 million increase in product net sales, a $0.9 million increase in other revenues and a $0.7 million decrease in restructuring charges, partially offset by a $29.4 million increase in cost of sales, a $73.8 million increase in SG&A expenses, a $59.4 million increase in R&D expenses and a $6.8 million increase in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the second quarter of 2008 was $308.3 million, compared to operating income of $251.5 million in the second quarter of 2007. The $56.8 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts and new products, including new urologics products acquired in the Esprit acquisition, and an increase in R&D expenses.

Our medical devices segment operating income in the second quarter of 2008 was $57.9 million, compared to operating income of $56.8 million in the second quarter of 2007. The $1.1 million increase in our medical devices segment operating income was due primarily to an increase in product net sales across all product lines and an overall decrease in promotion expenses, partially offset by increased investments in spending for selling and marketing activities, primarily increased sales personnel costs, and an increase in R&D expenses.

Our consolidated operating income in the first six months of 2008 was $375.0 million, or 16.9% of product net sales, compared to consolidated operating income of $280.5 million, or 15.4% of product net sales in the first six months of 2007. The $94.5 million increase in consolidated operating income was due to a $391.6 million increase in product net sales and a $2.4 million increase in other revenues, partially offset by a $59.8 million increase in cost of sales, a $169.6 million increase in SG&A expenses, a $32.3 million increase in R&D expenses, a $13.3 million increase in amortization of acquired intangible assets and a $24.5 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in the first six months of 2008 was $576.8 million, compared to operating income of $474.1 million in the first six months of 2007. The $102.7 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2008.

Our medical devices segment operating income in the first six months of 2008 was $107.6 million, compared to operating income of $111.1 million in the first six months of 2007. Increased investments in spending for promotion, selling and marketing activities, including direct-to-consumer advertising and other promotional costs and increased sales personnel costs, and an increase in R&D expenses more than offset the benefit from the increased net sales in the first six months of 2008 compared to the first six months of 2007.

Non-Operating Income and Expenses

Total net non-operating expenses in the second quarter of 2008 were $12.9 million compared to $7.4 million in the second quarter of 2007. Interest income in the second quarter of 2008 was $10.3 million compared to interest income of $14.8 million in the second quarter of 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $36 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.5 percentage points in the second quarter of 2008 compared to the second quarter of 2007, partially offset by $3.5 million of statutory interest income related to income taxes recorded in the second quarter of 2008. Interest expense decreased $2.7 million to $14.8 million in the second quarter of 2008 compared to $17.5 million in the second quarter of 2007, primarily due to $1.9 million recognized in the second quarter of 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement and a decrease in average outstanding borrowings for the second quarter of 2008 compared to the second quarter of 2007. During the second quarter of 2008, we recorded a net unrealized loss on derivative instruments of $0.2 million compared to a net unrealized loss of $0.4 million in the second quarter of 2007. Other, net expense was $8.2 million in the second quarter of 2008, consisting primarily of $8.3 million in net realized losses from foreign currency transactions. Other, net expense was $4.3 million in the second quarter of 2007, consisting primarily of $4.3 million in net realized losses from foreign currency transactions.

Total net non-operating expenses in the first six months of 2008 were $23.3 million compared to $12.9 million in the first six months of 2007. Interest income in the first six months of 2008 was $21.5 million compared to interest income of $30.2 million in the first six months of 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $108 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 1.8 percentage points in the first six months of 2008 compared to the first six months of 2007, partially offset by $3.5 million of statutory interest income related to income taxes recorded in the first six months of 2008. Interest expense decreased $5.8 million to $30.2 million in the first six months of 2008 compared to $36.0 million in the first six months of 2007, primarily due to $3.9 million recognized in the first six months of 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement and a decrease in average outstanding borrowings for the first six months of 2008 compared to the first six months of 2007. During the first six months of 2008, we recorded a net unrealized loss on derivative instruments of $3.5 million compared to a net unrealized loss of $1.7 million in the first six months of 2007. Other, net expense was $11.1 million in the first six months of 2008, consisting primarily of $11.1 million in net realized losses from foreign currency transactions. Other, net expense was $5.4 million in the first six months of 2007, consisting primarily of $5.6 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the second quarter of 2008 was 24.7%. Included in our operating income for the second quarter of 2008 are total restructuring charges of $9.4 million, total integration and transition costs of $1.3 million related to the Esprit and Cornéal acquisitions, $0.3 million of termination benefits and asset impairments related to the phased closure of our manufacturing facility in Arklow, Ireland and a $5.0 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout. In the second quarter of 2008, we recorded income tax benefits of $0.1 million related to the total restructuring charges, $0.3 million related to the total integration and transition costs, $1.9 million related to the Esprit purchase accounting fair market value inventory adjustment rollout and a $2.4 million U.S. state and federal deferred tax benefit related to the legal entity integration of our Esprit and Inamed acquisitions. Excluding the impact of the total pre-tax charges of $16.0 million and the total income tax benefits of $4.7 million for the items discussed above, our adjusted effective tax rate for the second quarter of 2008 was 25.0%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the second quarter of 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$196.1
Total restructuring charges	9.4
Total integration and transition costs	1.3
Total termination benefits and asset impairments related to phased closure of the Arklow manufacturing facility	0.3
Esprit fair market value inventory rollout	5.0

$212.1

Provision for income taxes, as reported	$48.4
Income tax benefits for:
Total restructuring charges	0.1
Total integration and transition costs	0.3
Esprit fair market value inventory rollout	1.9
Deferred tax benefit from legal entity integration	2.4

$53.1

Adjusted effective tax rate	25.0%

Our effective tax rate for the first six months of 2008 was 26.3%. Included in our operating income for the first six months of 2008 are total restructuring charges of $37.8 million, total integration and transition costs of $1.9 million related to the Esprit and Cornéal acquisitions, $1.0 million of termination benefits and asset impairments related to the phased closure of our manufacturing facility in Arklow, Ireland and a $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout. In the first six months of 2008, we recorded income tax benefits of $2.9 million related to the total restructuring charges, $0.5 million related to the total integration and transition costs, $0.1 million related to the termination benefits and asset impairments, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout and a $2.4 million U.S. state and federal deferred tax benefit related to the legal entity integration of our Esprit and Inamed acquisitions. Excluding the impact of the total pre-tax charges of $52.4 million and the total income tax benefits of $10.5 million for the items discussed above, our adjusted effective tax rate for the first six months of 2008 was 25.5%.

The calculation of our adjusted effective tax rate for the first six months of 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$351.7
Total restructuring charges	37.8
Total integration and transition costs	1.9
Total termination benefits and asset impairments related to phased closure of the Arklow manufacturing facility	1.0
Esprit fair market value inventory rollout	11.7

$404.1

Provision for income taxes, as reported	$92.4
Income tax benefits for:
Total restructuring charges	2.9
Total integration and transition costs	0.5
Total termination benefits and asset impairments related to phased closure of the Arklow manufacturing facility	0.1
Esprit fair market value inventory rollout	4.6
Deferred tax benefit from legal entity integration	2.4

$102.9

Adjusted effective tax rate	25.5%

Our effective tax rate for the second quarter and the first six months of 2007 was 20.8% and 31.2%, respectively, our effective tax rate for the year ended December 31, 2007 was 27.1% and our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%. Included in our operating income for the year ended December 31, 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, a $3.3 million charge to cost of sales associated with the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, total integration and transition costs of $14.7 million related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, total restructuring charges of $26.8 million and a legal settlement cost of $6.4 million. In 2007, we recorded income tax benefits of $1.3 million related to the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $3.6 million related to the total integration and transition costs, $8.0 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Also included in the provision for income taxes in 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $125.5 million and the total income tax benefits of $17.0 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2007 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$687.7
In-process research and development expense	72.0
Esprit and Cornéal fair market value inventory rollouts	3.3
Settlement of pre-existing unfavorable distribution agreement with Cornéal	2.3
Total integration and transition costs	14.7
Total restructuring charges	26.8
Legal settlement cost	6.4

$813.2

Provision for income taxes, as reported	$186.2
Income tax benefits for:
Esprit and Cornéal fair market value inventory rollouts	1.3
Total integration and transition costs	3.6
Total restructuring charges	8.0
Legal settlement cost	2.5
State income tax refunds	1.6

$203.2

Adjusted effective tax rate	25.0%

The increase in the adjusted effective tax rate to 25.5% in the first six months of 2008 compared to the adjusted effective tax rate for the year ended December 31, 2007 of 25.0% is primarily due to the negative impact of the expiration of the U.S. federal R&D tax credit.

The U.S. federal R&D tax credit expired during 2008, but Congress is considering renewing the credit with retroactive effect to the beginning of the current year. If the credit is renewed, we expect that our annual effective tax rate for 2008 will be reduced by approximately 1.3 percentage points to 1.6 percentage points, with a positive impact on annual diluted earnings per share of approximately $0.05 to $0.06.

The lower adjusted effective tax rate of 25.0% in the second quarter of 2008 compared to the adjusted effective tax rate of 25.5% for the first six months of 2008 is primarily due to the catch-up effect in the second quarter of 2008 related to adjusting the estimated annual effective tax rate for 2008 to a lower amount compared to the estimate used in the first quarter of 2008.

Earnings from Continuing Operations

Our earnings from continuing operations in the second quarter of 2008 were $147.3 million compared to earnings from continuing operations of $139.0 million in the second quarter of 2007. The $8.3 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $25.4 million and the decrease in minority interest expense of $0.1 million, partially offset by the increase in net non-operating expense of $5.5 million and the increase in the provision for income taxes of $11.7 million.

Our earnings from continuing operations in the first six months of 2008 were $258.7 million compared to earnings from continuing operations of $183.8 million in the first six months of 2007. The $74.9 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $94.5 million, partially offset by the increase in net non-operating expense of $10.4 million, the increase in the provision for income taxes of $9.0 million and the increase in minority interest expense of $0.2 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2008 was $245.2 million compared to $330.8 million for the first six months of 2007. Cash flow from operating activities decreased in the first six months of 2008 compared to the first six months of 2007 primarily as a result of a net increase in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories and accounts payable, partially offset by an increase in earnings from operations, including the effect of adjusting for non-cash items, of $44.5 million. In the first six months of 2008 and 2007, we paid pension contributions of $5.0 million and $4.5 million, respectively, to our U.S. defined benefit pension plan.

Net cash used in investing activities in the first six months of 2008 was $149.5 million compared to $368.4 million in the first six months of 2007. During the first six months of 2008, we invested $65.7 million in new facilities and equipment compared to $49.0 million during the same period in 2007. Net cash used in investing activities also includes $26.8 million and $10.3 million to acquire software during the first six months of 2008 and 2007, respectively. Additionally, in the first six months of 2008, we capitalized $63.0 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment related to expected annual Restasis® net sales. In the first six months of 2007, we capitalized $5.0 million as intangible assets in connection with a milestone payment related to Restasis®. In the first six months of 2008, we collected $3.0 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. In the first six months of 2007, we collected $8.9 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility. In the first six months of 2007, we paid $313.0 million, net of cash acquired, for the acquisitions of EndoArt and Cornéal. We currently expect to invest between $210 million and $230 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2008. In July 2007, our Board of Directors approved the investment of up to $95 million for the construction of a new office building at our main facility in Irvine, California. We currently expect to incur design related costs for this office building in 2008, followed by major construction activities beginning in 2009. In July 2008, we purchased a manufacturing facility that was previously leased by us for approximately $23 million and completed our acquisition of assets related to Aczone® (dapsone) Gel 5%, a topical treatment for acne vulgaris, for approximately $150 million.

Net cash used in financing activities was $175.0 million in the first six months of 2008 compared to $103.2 million in the first six months of 2007. In the first six months of 2008, we repurchased approximately 2.6 million shares of our common stock for $154.8 million, had net repayments of notes payable of $34.7 million and paid $30.4 million in dividends. This use of cash was partially reduced by $37.3 million received from the sale of stock to employees and $7.6 million in excess tax benefits from share-based compensation. In the first six months of 2007, we repurchased approximately 1.1 million shares of our common stock for $61.7 million, had net repayments of notes payable of $107.4 million and paid $30.3 million in dividends. This use of cash was partially reduced by $83.8 million received from the sale of stock to employees and $12.4 million in excess tax benefits from share-based compensation.

Effective July 29, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on September 5, 2008 to stockholders of record on August 15, 2008. We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of June 30, 2008, we held approximately 2.8 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At June 30, 2008, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused debt shelf registration statement that we may use for a new medium-term note program and other issuances of debt securities, and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2008. As of June 30, 2008, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under our current medium-term note program, $5.4 million in borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.

As of December 31, 2007, we had net pension and post-retirement benefit obligations totaling $56.5 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2008, we expect to pay pension contributions of between approximately $18.0 million and $19.0 million.

In connection with the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica, we began to record restructuring and other transition related costs beginning in the first quarter of 2008 and expect to continue to incur costs through the fourth quarter of 2009 of between $65 million and $70 million, of which $50 million to $55 million are expected to be cash expenditures.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2008 and December 31, 2007, we recognized in our consolidated balance sheets an asset reported in “Investment and other assets” and a corresponding increase in “Long-term debt” associated with the fair-value of the derivative of $16.4 million and $17.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2008, we recognized $1.9 million and $3.9 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 29, 2007, the adjustment of interest expense was immaterial.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2008, the remaining unrecognized gain, net of tax, of $6.1 million is recorded as a component of accumulated other comprehensive income.

At June 30, 2008, we had approximately $4.4 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at June 30, 2008 and December 31, 2007.

	June 30, 2008
	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$615.6	$—	$—	$—	$—	$—	$615.6	$615.6
Weighted Average Interest Rate	2.28%	—	—	—	—	—	2.28%
Foreign Time Deposits	110.9	—	—	—	—	—	110.9	110.9
Weighted Average Interest Rate	3.89%	—	—	—	—	—	3.89%
Other Cash Equivalents	285.4	—	—	—	—	—	285.4	285.4
Weighted Average Interest Rate	2.68%	—	—	—	—	—	2.68%
Total Cash Equivalents	$1,011.9	$—	$—	$—	$—	$—	$1,011.9	$1,011.9
Weighted Average Interest Rate	2.57%	—	—	—	—	—	2.57%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$—	$750.0	$25.0	$798.2	$1,573.2	$1,615.7
Weighted Average Interest Rate	—	—	—	1.50%	7.47%	5.79%	3.77%
Fixed Rate (non-US$)	1.0	—	—	—	—	—	1.0	1.0
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.37%	—	—	—	—	—	3.37%
Total Debt Obligations (a)	$5.4	$—	$—	$750.0	$25.0	$798.2	$1,578.6	$1,621.1
Weighted Average Interest Rate	3.52%	—	—	1.50%	7.47%	5.79%	3.77%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$16.4
Average Pay Rate	—	—	—	—	—	3.16%	3.16%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at June 30, 2008 include debt obligations of $1,578.6 million and the interest rate swap fair value adjustment of $16.4 million.

	December 31, 2007
	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions, except interest rates)

ASSETS
Cash Equivalents:
Commercial Paper	$871.0	$—	$—	$—	$—	$—	$871.0	$871.0
Weighted Average Interest Rate	4.62%	—	—	—	—	—	4.62%
Foreign Time Deposits	108.1	—	—	—	—	—	108.1	108.1
Weighted Average Interest Rate	3.55%	—	—	—	—	—	3.55%
Other Cash Equivalents	96.9	—	—	—	—	—	96.9	96.9
Weighted Average Interest Rate	5.52%	—	—	—	—	—	5.52%
Total Cash Equivalents	$1,076.0	$—	$—	$—	$—	$—	$1,076.0	$1,076.0
Weighted Average Interest Rate	4.59%	—	—	—	—	—	4.59%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.6	$—	$—	$750.0	$25.0	$798.1	$1,607.7	$1,768.4
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	0.9	—	—	—	—	—	0.9	0.9
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.2	—	—	—	—	—	4.2	4.2
Weighted Average Interest Rate	4.42%	—	—	—	—	—	4.42%
Total Debt Obligations (a)	$39.7	$—	$—	$750.0	$25.0	$798.1	$1,612.8	$1,773.5
Weighted Average Interest Rate	6.59%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$17.1
Average Pay Rate	—	—	—	—	—	5.10%	5.10%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2007 include debt obligations of $1,612.8 million and the interest rate swap fair value adjustment of $17.1 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2008 and December 31, 2007. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements.

	June 30, 2008		December 31, 2007
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$189.0	1.54	$117.2	1.44
Canadian dollar	18.1	1.02	—	—
Japanese yen	2.6	107.67	—	—
Australian dollar	15.8	0.93	9.0	0.85
Swiss franc	7.6	1.04	3.7	1.15

	$233.1		$129.9

Estimated fair value	$(3.6)		$(2.0)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$61.6	1.54	$58.3	1.44

Estimated fair value	$1.2		$0.9

Foreign currency sold — put options:
Canadian dollar	$27.4	1.00	$50.3	1.00
Mexican peso	7.7	11.26	14.2	11.17
Australian dollar	13.0	0.86	21.3	0.86
Brazilian real	10.8	1.88	17.6	1.86
Euro	76.0	1.46	151.2	1.47
Japanese yen	5.7	107.22	10.5	107.92
Swedish krona	4.8	6.41	10.0	6.41
Swiss franc	2.0	1.11	4.7	1.12

	$147.4		$279.8

Estimated fair value	$1.0		$7.3

Foreign currency purchased — call options:
U.K. pound	$6.1	2.04	$16.0	2.05

Estimated fair value	$0.1		$0.1

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of June 30, 2008, there were no changes in our internal control over financial reporting that occurred during the first six month period of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 10, “Legal Proceedings,” to the unaudited condensed consolidated financial statements under Part I, Item 1(D) of this report.

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Changes in the consumer marketplace and changes in economic conditions may adversely affect sales or the profitability of our products.

Many of our products are purchased based on consumer choice. These products include facial aesthetic products, and, to a lesser extent, obesity intervention and breast implant products. If we fail to anticipate, identify or react to competitive products, if consumer preferences in the cosmetic marketplace shift to alternative treatments or if consumers believe that our products are unsafe or ineffective, we may experience a decline in demand for these products.

The costs of our products, including our facial aesthetic, obesity intervention and breast implant products, may not be reimbursable by insurance or other health care plans. Adverse changes in the economy or the development of economic uncertainties could accordingly have a significant negative effect on consumer spending for these products. If consumers reassess their spending choices, the demand for these products could decline significantly, which could have a material adverse effect on our sales and profitability and could lead to a decline in our stock price.

Negative publicity concerning the safety or efficacy of our products may harm our sales, force us to withdraw products and cause a decline in our stock price.

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, breast implants, eye care pharmaceuticals, urologics products, skin care products, obesity intervention products and dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. These concerns may be increased by negative publicity. For example, consumer groups and certain plaintiffs have recently alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further alleged that we failed to adequately warn patients of the risks relating to Botox® use. Negative publicity — whether accurate or inaccurate — about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, or new government regulations, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline, even if the publicity is inaccurate. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

Health care initiatives and other third-party payor cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third-party payors increasingly challenge pharmaceutical and other medical device product pricing. There also continues to be a trend toward managed health care in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and a reduction in demand for our products.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, the Deficit Reduction Act of 2005, or DRA, and the hospital outpatient prospective payment system, or HOPPS, could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. The MMA also established a competitive acquisition program, or CAP, in which physicians who administer drugs in their offices are offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Implementation of the CAP began in July 2006. Further, the DRA requires the Centers for Medicare and Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing its July rule. If CMS is ultimately permitted to implement its rule, changes could lead to reduced payments to pharmacies for certain pharmaceutical products. In addition and effective January 1, 2008, Medicare reduced reimbursement for separately payable physician-administered drugs under HOPPS, and may continue to reduce reimbursement in the future. These or other reimbursement reductions may make it financially impractical for hospitals to offer treatment, which could negatively affect our ability to sell our products in the hospital market. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

Furthermore, the DRA requires that each state collect key pricing information related to rebates owed by us and other manufacturers of certain physician administered single source drugs as a condition of that state’s receipt of future Medicaid payments from the federal government. This change may increase the rebate amounts paid by us to each state for the period from February 2006 to the present and, in some cases, for periods prior to February 2006. These rebate amounts may be substantial and may adversely affect our revenues and profitability.

In addition, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition. We encounter similar regulatory and legislative issues in most countries outside the United States.

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

In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical and medical device products and which suppliers will be included in their prescription drug and other health care programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our revenues and profitability.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s current Good Manufacturing Practice regulations, or cGMP, with respect to drug and biologic products and the FDA’s Quality System Regulation, or QSR, with respect to medical device products. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our direct and indirect suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

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

Even after we obtain regulatory approval or clearance for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMP and QSR regulations, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical and medical device industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. For example, we received a warning letter from the FDA in May 2007 stating that we submitted a false and misleading journal advertisement for Acular LS®. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in the product’s labeling or differ from those tested by us and approved or cleared by the FDA. While such off-label uses are common and the FDA does not regulate a physician’s choice of treatment, a manufacturer’s communications regarding an approved product’s off-label uses are restricted by federal statutes, FDA regulations and other governmental communications. The standards associated with such laws and rules are complex, not well defined or articulated and are subject to conflicting interpretations. If, in the view of the FDA or other governmental agency, our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.

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

The federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program.

On March 3, 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. The subpoena requires us to produce a significant number of electronic and hard copy documents created over multiple years and existing in numerous electronic data bases and hard copy files. The time and expense associated with responding to the subpoena and conducting a substantive review of the documents, underlying facts and other matters involved in the DOJ investigation may be extensive and we cannot predict the results of our review of the responsive documents and underlying facts or the results of the DOJ’s investigation. The costs of responding to the DOJ investigation, defending any claims raised on behalf of the government, and any resulting fines, civil damages, penalties and administrative actions could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. For information concerning the current status of the DOJ investigation, see Note 10, “Litigation” to our unaudited condensed consolidated financial statements included under Part I, Item 1(D) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the second fiscal quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2008 to April 30, 2008	478,000	$56.31	478,000	15,886,444
May 1, 2008 to May 31, 2008	468,900	53.76	468,900	15,738,351
June 1, 2008 to June 30, 2008	178,100	54.09	178,100	15,622,569

Total	1,125,000	$54.89	1,125,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of June 30, 2008, we held approximately 2.8 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 6, 2008. At the Annual Meeting, our stockholders elected four directors to our Board of Directors and approved two proposals and voted against two other proposals, as more fully described below. At our Annual Meeting, there were present in person or by proxy 271,854,271 votes, representing approximately 88.94% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1.	The following directors were elected for three-year terms of office expiring in 2011 and received the number of votes set forth opposite their names, with no abstentions or broker non-votes:

Directors	Affirmative Votes	Against/ Withheld
Deborah Dunsire, M.D.	267,284,145	4,570,126
Trevor M. Jones, Ph.D.	265,872,372	5,981,899
Louis J. Lavigne, Jr.	267,123,448	4,730,823
Leonard D. Schaeffer	262,200,603	9,653,668

The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Herbert W. Boyer, Ph.D.	2009
Robert A. Ingram	2009
David E.I. Pyott	2009
Russell T. Ray	2009
Michael R. Gallagher	2010
Gavin S. Herbert	2010
Dawn Hudson*	2010
Stephen J. Ryan, M.D.	2010

*	As announced in the Current Report on Form 8-K filed by us with the Securities and Exchange Commission on December 6, 2007, Ms. Hudson was appointed to our Board of Directors effective January 28, 2008.

2.	A proposal to approve the Allergan, Inc. 2008 Incentive Award Plan was approved by our stockholders. The proposal received 229,090,906 votes in favor and 24,661,205 votes against. There were 2,197,347 abstentions and no broker non-votes.

3.	A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008 was approved by our stockholders. The proposal received 269,323,483 votes in favor and 545,989 votes against. There were 1,984,799 abstentions and no broker non-votes.

4.	Stockholder Proposals:

(a).	A stockholder proposal regarding the adoption of a pay-for-superior-performance executive compensation plan was NOT approved by our stockholders. The proposal received 75,660,843 votes in favor and 177,964,819 votes against. There were 2,323,796 abstentions and no broker non-votes.

(b).	A stockholder proposal regarding additional animal testing disclosure was NOT approved by our stockholders. The proposal received 11,049,180 votes in favor and 182,033,728 votes against. There were 62,866,550 abstentions and no broker non-votes.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

Exhibit No.	Description
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

Exhibit No.	Description
10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.35	Allergan, Inc. 2008 Management Bonus Plan (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

Exhibit No.	Description
10.41	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.42	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.43	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.44	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.45	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.46	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.47	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.48	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.49	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.50	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.51	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.52	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.53	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.54	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.55	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.56	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.57	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.58	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.59	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.60	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.61	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.62	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.63	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.64	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.65	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.66	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.67	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.68	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.69	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.70	Purchase Agreement, dated as of June 6, 2008, by and between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008).

10.71	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.72	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.73	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.74	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.75	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.76	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.77	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.78	Botox® –– China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.79	Botox® –– Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.80	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.81	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.82	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.83	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.84	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.85	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

ALLERGAN, INC. /s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.5	First Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.6	Second Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.7	Third Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.8	Fourth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.9	Fifth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

3.10	Sixth Amendment to Allergan, Inc. Bylaws (incorporated by reference to Exhibit 3.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

Exhibit No.	Description
4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

Exhibit No.	Description
10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.35	Allergan, Inc. 2008 Management Bonus Plan (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

Exhibit No.	Description
10.41	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.42	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.43	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.44	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.45	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.46	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.47	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.48	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.49	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.50	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.51	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.52	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.53	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.54	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.55	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.56	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.57	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.58	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.59	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.60	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.61	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.62	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.63	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.64	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.65	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.66	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.67	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.68	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.69	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.70	Purchase Agreement, dated as of June 6, 2008, by and between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008).

10.71	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.72	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.73	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.74	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.75	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.76	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.77	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.78	Botox® –– China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.79	Botox® –– Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.80	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.81	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.82	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.83	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.84	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.85	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005.

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007.

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement.