Form 10-Q
period 2008-09-30
ALLERGAN INC
filed 2008-11-07
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 307,511,888 shares of common stock outstanding (including 3,604,550 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
Revenues:
Product net sales	$1,081.9	$978.7	$3,298.7	$2,803.9
Other revenues	16.3	15.0	48.1	44.4

Total revenues	1,098.2	993.7	3,346.8	2,848.3

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	194.7	173.5	574.4	493.4
Selling, general and administrative	440.4	395.6	1,429.5	1,215.1
Research and development	186.6	164.4	582.9	528.4
Amortization of acquired intangible assets	39.3	28.7	110.0	86.1
Restructuring charges (reversal)	(0.2)	11.0	37.6	24.3

Operating income	237.4	220.5	612.4	501.0

Non-operating income (expense):
Interest income	6.5	18.4	28.0	48.6
Interest expense	(14.5)	(17.5)	(44.7)	(53.5)
Unrealized gain (loss) on derivative instruments, net	7.9	0.4	4.4	(1.3)
Other, net	2.0	(10.5)	(9.1)	(15.9)

	1.9	(9.2)	(21.4)	(22.1)

Earnings from continuing operations before income taxes and minority interest	239.3	211.3	591.0	478.9
Provision for income taxes	69.4	55.3	161.8	138.7
Minority interest expense	0.6	—	1.2	0.4

Earnings from continuing operations	169.3	156.0	428.0	339.8

Discontinued operations
Earnings (loss) from discontinued operations, net of applicable income tax expense (benefit) of $0.8 million and $(0.4) million for the three and nine month periods ended September 28, 2007, respectively	—	1.4	—	(0.8)
Gain on sale of discontinued operations, net of applicable income tax expense of $0.9 million for the three and nine month periods ended September 28, 2007	—	—	—	—

Discontinued operations	—	1.4	—	(0.8)

Net earnings	$169.3	$157.4	$428.0	$339.0

Basic earnings per share:
Continuing operations	$0.56	$0.51	$1.41	$1.11
Discontinued operations	—	—	—	—

Net basic earnings per share	$0.56	$0.51	$1.41	$1.11

Diluted earnings per share:
Continuing operations	$0.55	$0.50	$1.39	$1.10
Discontinued operations	—	0.01	—	—

Net diluted earnings per share	$0.55	$0.51	$1.39	$1.10

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$1,013.3	$1,157.9
Trade receivables, net	584.2	463.1
Inventories	269.5	224.7
Other current assets	266.1	278.5

Total current assets	2,133.1	2,124.2
Investments and other assets	267.5	249.9
Property, plant and equipment, net	738.0	686.4
Goodwill	1,995.0	2,082.1
Intangibles, net	1,532.1	1,436.7

Total assets	$6,665.7	$6,579.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3.6	$39.7
Accounts payable	163.5	208.7
Accrued compensation	142.7	155.3
Other accrued expenses	364.3	295.7
Income taxes	3.5	16.3

Total current liabilities	677.6	715.7
Long-term debt	845.1	840.2
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	76.3	220.6
Other liabilities	320.1	312.7
Commitments and contingencies
Minority interest	2.4	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of September 30, 2008 and December 31, 2007	3.1	3.1
Additional paid-in capital	2,498.7	2,450.4
Accumulated other comprehensive loss	(53.5)	(34.8)
Retained earnings	1,756.4	1,423.5

	4,204.7	3,842.2
Less treasury stock, at cost (3,693,000 shares as of September 30, 2008 and 1,605,000 shares as of December 31, 2007)	(210.5)	(103.6)

Total stockholders’ equity	3,994.2	3,738.6

Total liabilities and stockholders’ equity	$6,665.7	$6,579.3

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended
	September 30, 2008	September 28, 2007
Cash flows provided by operating activities:
Net earnings	$428.0	$339.0
Non-cash items included in net earnings:
In-process research and development charge	—	72.0
Depreciation and amortization	195.2	155.3
Settlement of a pre-existing distribution agreement in a business combination	—	2.3
Amortization of original issue discount and debt issuance costs	3.0	3.5
Amortization of net realized gain on interest rate swap	(1.0)	(0.6)
Deferred income tax benefit	(52.2)	(30.3)
Loss on disposal of fixed assets	0.6	4.2
Unrealized (gain) loss on derivative instruments	(4.4)	1.3
Expense of share-based compensation plans	69.6	60.2
Minority interest expense	1.2	0.4
Restructuring charges	37.6	24.3
Changes in assets and liabilities:
Trade receivables	(144.7)	(69.3)
Inventories	(44.2)	(14.6)
Other current assets	10.1	(8.3)
Other non-current assets	(0.8)	(11.5)
Accounts payable	(46.4)	33.9
Accrued expenses	46.5	12.7
Income taxes	(15.0)	(26.3)
Other liabilities	(2.1)	26.5

Net cash provided by operating activities	481.0	574.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(150.1)	(312.9)
Additions to property, plant and equipment	(123.8)	(73.6)
Additions to capitalized software	(42.1)	(18.7)
Additions to intangible assets	(63.0)	(5.0)
Issuance of notes receivable	—	(74.8)
Proceeds from sale of business and assets	6.1	16.7
Proceeds from sale of property, plant and equipment	0.8	8.9

Net cash used in investing activities	(372.1)	(459.4)

Cash flows from financing activities:
Dividends to stockholders	(45.5)	(45.6)
Payments to acquire treasury stock	(230.1)	(61.7)
Net repayments of notes payable	(35.5)	(107.8)
Sale of stock to employees	50.5	110.3
Excess tax benefits from share-based compensation	9.7	25.1

Net cash used in financing activities	(250.9)	(79.7)

Effect of exchange rate changes on cash and equivalents	(2.6)	8.3

Net (decrease) increase in cash and equivalents	(144.6)	43.9
Cash and equivalents at beginning of period	1,157.9	1,369.4

Cash and equivalents at end of period	$1,013.3	$1,413.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$33.5	$32.3

Income taxes, net of refunds	$221.8	$166.5

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset and will be effective for fiscal years and interim periods beginning after December 15, 2008, which will be the Company’s fiscal year 2009. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161), which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008, which will be the Company’s fiscal year 2009. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on the Company’s consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2: Acquisitions

Aczone® Asset Purchase

On July 11, 2008, the Company completed the acquisition of assets related to Aczone® (dapsone) Gel 5%, a topical treatment for acne vulgaris, from QLT USA, Inc. (QLT) for approximately $150 million. The acquisition was funded from cash and equivalents balances. The Company acquired QLT’s right, title and interest in and to the intellectual property, assigned contracts, registrations and inventories related to Aczone®, which is approved for sale in both the United States and Canada for the treatment of certain dermatological conditions. The Company accounted for the acquisition as a purchase of net assets.

The Company determined that the assets acquired consist of product rights for developed technology for Aczone® of $145.6 million and inventories of $4.4 million. The useful life of the developed technology was determined to be approximately eight years. The Company believes the fair values assigned to the assets acquired were based on reasonable assumptions.

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

$370.8

Purchase Price Allocation

The Esprit purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the Esprit acquisition is not deductible for federal income tax purposes.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$40.8
Identifiable intangible asset	358.8
Goodwill	37.7
Deferred tax assets — non-current	88.5
Other non-current assets	0.1
Accounts payable and accrued liabilities	(24.5)
Deferred tax liabilities — current and non-current	(122.2)
Other non-current liabilities	(8.4)

$370.8

In 2008, the Company adjusted the fair value assigned to the assets acquired and liabilities assumed primarily due to an increase in the expected utilization of net operating loss carryforwards of Esprit, the amount of Esprit deferred tax liabilities attributable to state income taxes, and an increase in unrecognized tax benefits, which resulted in a net decrease of $84.9 million to goodwill.

Pro Forma Results of Operations

The following unaudited pro forma operating results for the three and nine month periods ended September 28, 2007, respectively, assume the Esprit acquisition had occurred on January 1, 2007, and exclude any pro forma charges for inventory fair value adjustments.

	Three months ended September 28, 2007	Nine months ended September 28, 2007
	(in millions, except per share amounts)
Product net sales	$ 991.1	$2,836.8
Total revenues	$1,006.1	$2,881.2
Earnings from continuing operations	$ 145.7	$ 301.6
Earnings per share from continuing operations — basic	$ 0.48	$ 0.99
Earnings per share from continuing operations — diluted	$ 0.47	$ 0.98

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

Cornéal Acquisition

On January 2, 2007, the Company completed the acquisition of Groupe Cornéal Laboratoires (Cornéal), a health care company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle the pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvéderm™ in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. In connection with the Cornéal acquisition, the Company acquired assets with a fair

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm™, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.

Note 3: Discontinued Operations

On July 2, 2007, the Company completed the sale of the ophthalmic surgical device business that it acquired as a part of the Cornéal acquisition in January 2007, for net proceeds of $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current liabilities of $4.2 million. As of September 28, 2007, the Company recorded a pre-tax gain of $0.9 million (zero net of tax) associated with the sale. During the fourth quarter of 2007, the Company recorded certain adjustments to the sales proceeds and reported a cumulative pre-tax loss for the 2007 fiscal year of $1.3 million ($1.0 million net of tax) associated with the sale.

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

The following table sets forth selected financial data of the Company’s discontinued operations for the three and nine month periods ended September 28, 2007.

Selected Financial Data for Discontinued Operations

	Three months ended September 28, 2007	Nine months ended September 28, 2007
	(in millions)
Product net sales	$—	$20.0
Earnings (loss) from discontinued operations before income taxes	$2.2	$(1.2)
Net earnings (loss) from discontinued operations	$1.4	$(0.8)

The earnings from discontinued operations before income taxes of $2.2 million in the three month period ended September 28, 2007 primarily relate to an adjustment to the estimated fair value of ophthalmic surgical inventory associated with the Cornéal acquisition that was sold during the first six months of 2008. This change in estimated fair value occurred during the allowable allocation period.

Note 4: Restructuring Charges and Integration and Transition Costs

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its acquisition of Inamed Corporation (Inamed) in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by early 2009. Based on current foreign currency exchange rates, the Company estimates that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $31 million to $33 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $17 million to $19 million. The Company expects that $48 million to $52 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 2008 and expects to continue to incur costs through the fourth quarter of 2009. During the three and nine month periods ended September 30, 2008, the Company recorded a $0.7 million restructuring charge reversal and $26.9 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2008, the Company recognized as cost of sales the rollout of $4.6 million and $4.7 million, respectively, of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the three and nine month periods ended September 30, 2008, the Company also recognized $0.1 million and $0.8 million, respectively, of selling, general and administrative (SG&A) expenses and $0.1 million and $0.3 million, respectively, of R&D expenses related to one-time termination benefits and asset impairments.

At September 30, 2008, $9.1 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the nine month period ended September 30, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during the nine month period ended September 30, 2008	$20.4	$5.6	$0.9	$26.9
Spending	(1.9)	(0.4)	(0.8)	(3.1)
Foreign exchange translation effects	(1.7)	(0.5)	—	(2.2)

Balance at September 30, 2008 (included in “Other accrued expenses”)	$16.8	$4.7	$0.1	$21.6

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

The Company began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007 and substantially completed all restructuring and integration activities in the second quarter of 2008. As of September 30, 2008, the Company has recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $9.8 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the nine month period ended September 30, 2008, the Company recorded pre-tax restructuring charges of $6.6 million related to the restructuring of the Cornéal operations. During the three and nine month periods ended September 28, 2007, the Company recorded pre-tax restructuring charges of $11.2 million and $13.2 million, respectively, related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 30, 2008, the Company recorded pre-tax integration and transition costs of $0.2 million as SG&A expenses. During the nine month period ended September 30, 2008, the Company recorded pre-tax integration and transition costs of $1.3 million, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the three month period ended September 28, 2007, the Company recorded pre-tax integration and transition costs of $1.3 million, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the nine month period ended September 28, 2007, the Company recorded pre-tax integration and transition costs of $6.9 million, consisting of $0.1 million in cost of sales and $6.8 million in SG&A expenses.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the cumulative restructuring activities related to the Cornéal operations through September 30, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the nine month period ended September 30, 2008	0.4	6.2	6.6
Spending	(2.2)	(9.7)	(11.9)

Balance at September 30, 2008 (included in “Other accrued expenses”)	$1.0	$4.4	$5.4

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

As of December 31, 2007, the Company substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with the Company’s operations. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. The Company did not incur any restructuring charges or integration and transition costs during the three and nine month periods ended September 30, 2008. During the three and nine month periods ended September 28, 2007, the Company recorded a $0.3 million restructuring charge reversal and $8.2 million of restructuring charges, respectively. During the three month period ended September 28, 2007, the Company recorded $0.8 million of pre-tax integration and transition costs associated with the global restructuring and integration of the former Inamed operations, consisting of $0.1 million in cost of sales and $0.7 million in SG&A expenses. During the nine month period ended September 28, 2007, the Company recorded $4.4 million of pre-tax integration and transition costs, consisting of $0.1 million in cost of sales and $4.3 million in SG&A expenses. As of September 30, 2008, remaining accrued expenses of $0.6 million for the global restructuring and integration of the former Inamed operations are included in “Other accrued expenses.”

On January 30, 2007, the Company’s Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that the Company acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. The Company estimates that total pre-tax restructuring charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, that are expected to result in estimated total employee severance costs of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. The Company began to record these costs in the first quarter of 2007 and expects to continue to incur them up through and including the fourth quarter of 2008. Prior to the closure of the collagen manufacturing facility, the Company intends to manufacture a sufficient quantity of collagen products to meet estimated market demand through 2010.

As of September 30, 2008, the Company has recorded cumulative pre-tax restructuring charges of $2.6 million related to the restructuring of the collagen manufacturing facility. During the three and nine month periods ended September 30, 2008, the Company recorded pre-tax restructuring charges of $0.5 million and $0.9 million, respectively. During the nine month period ended September 28, 2007, the Company recorded pre-tax restructuring charges of $1.7 million related to employee

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance costs of the collagen manufacturing facility. As of September 30, 2008, accrued expenses of $2.0 million for the restructuring of the collagen manufacturing facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the first nine months of 2008 is $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the third quarter and first nine months of 2007 are $0.1 million and $0.2 million, respectively, of restructuring charges related to the EndoArt acquisition. Included in the first nine months of 2008 and 2007 are $3.1 million and $1.0 million, respectively, of restructuring charges for an abandoned leased facility related to the Company’s restructuring and streamlining of its European operations. In the third quarter and first nine months of 2008, SG&A expenses include a $0.1 million reversal and $0.7 million of expenses, respectively, related to the integration of the Esprit operations.

Note 5: Intangibles

At September 30, 2008 and December 31, 2007, the components of amortizable and unamortizable intangibles and certain other related information were as follows:

Intangibles

	September 30, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,390.8	$(181.8)	14.4	$1,247.8	$(111.8)	15.1
Customer relationships	42.3	(34.4)	3.1	42.3	(24.1)	3.1
Licensing	222.4	(78.7)	9.8	159.6	(63.2)	8.2
Trademarks	27.4	(13.9)	6.3	28.2	(10.9)	6.4
Core technology	190.5	(33.4)	15.2	191.9	(24.0)	15.2

	1,873.4	(342.2)	13.5	1,669.8	(234.0)	14.0
Unamortizable Intangible Assets:
Business licenses	0.9	—		0.9	—

	$1,874.3	$(342.2)		$1,670.7	$(234.0)

Developed technology consists primarily of current product offerings, primarily saline and silicone gel breast implants, obesity intervention products, dermal fillers, skin care and urologics products acquired in connection with business combinations and asset acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.

The increase in developed technology in 2008 is primarily due to the Aczone® asset acquisition. The increase in licensing assets in 2008 is primarily due to a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment recorded in 2008 related to expected annual Restasis® net sales.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 30, 2008 and September 28, 2007, respectively:

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Developed technology	$25.7	$16.3	$71.3	$48.7
Customer relationships	3.4	3.4	10.2	10.2
Licensing	5.8	4.7	15.2	14.4
Trademarks	1.2	1.2	3.6	3.6
Core technology	3.2	3.1	9.7	9.2

	$39.3	$28.7	$110.0	$86.1

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

Estimated amortization expense is $149.3 million for 2008, $148.4 million for 2009, $144.2 million for 2010, $137.8 million for 2011 and $132.5 million for 2012.

Note 6: Inventories

Components of inventories were:

	September 30, 2008	December 31, 2007
	(in millions)
Finished products	$170.7	$137.4
Work in process	40.0	46.0
Raw materials	58.8	41.3

Total	$269.5	$224.7

At September 30, 2008 and December 31, 2007, approximately $12.4 million and $13.3 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 7: Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. As of September 30, 2008, the U.S. federal R&D tax credit was expired. In October 2008, the U.S. federal R&D tax credit was reinstated for two years with retroactive effect to the beginning of the Company’s 2008 fiscal year. The Company’s estimated annual effective tax rate for 2008 will reflect this reinstated tax credit beginning in the fourth quarter of 2008. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of the Company’s 2008 fiscal year.

Valuation allowances against deferred tax assets were $19.0 million and $99.9 million as of September 30, 2008 and December 31, 2007, respectively. The decrease in the valuation allowance against deferred tax assets primarily occurred

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the second quarter of 2008 and relates to an increase in the expected utilization of net operating loss carryforwards of Esprit, which the Company acquired in October 2007, and is treated as a reduction of purchased goodwill.

In connection with the final stage of the Inamed and Esprit legal entity integration, the Company realigned its U.S. operations during the second quarter of 2008. The state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect a true-up to the resulting tax rate. The impact of the true-up was a decrease to the provision for income taxes of $2.4 million, which was reflected in the second quarter of 2008.

The total amount of unrecognized tax benefits was $51.2 million and $59.6 million as of September 30, 2008 and December 31, 2007, respectively. The decrease in the total amount of unrecognized tax benefits is primarily attributable to $21.8 million in payments accounted for during the first quarter of 2008 in connection with the completion and settlement of a federal income tax audit by the U.S. Internal Revenue Service for tax years 2003 and 2004. Of the $21.8 million in payments, $14.0 million was on deposit as an advance payment and the remaining $7.8 million was paid during the first quarter of 2008. In addition, the total amount of unrecognized tax benefits decreased by $1.2 million mainly as a result of amended state income tax return filings in the second and third quarters of 2008 due to the completion and settlement of the federal income tax audit for tax years 2003 and 2004. These decreases to the total amount of unrecognized tax benefits were partially offset by increases of $14.6 million resulting from tax positions taken during a prior period and changes in estimates to various issues under audit. These increases also include unrecognized tax benefits attributable to the acquisition of Esprit, which are currently treated as adjustments to purchased goodwill.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $20.9 million and $39.9 million as of September 30, 2008 and December 31, 2007, respectively. Upon the adoption of SFAS No. 141R on January 1, 2009, the Company estimates that the total amount of unrecognized tax benefits affecting the effective tax rate, if recognized, would be $41.4 million based on the unrecognized tax benefits balance as of September 30, 2008.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $10.0 million and $10.9 million as of September 30, 2008 and December 31, 2007, respectively.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $17.5 million due to the settlement of an income tax audit in the United States.

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

The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company currently estimates stock price volatility based upon an equal weighting of the five and three-quarter year historical average and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

For the three and nine month periods ended September 30, 2008 and September 28, 2007, share-based compensation expense was as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Cost of sales	$1.6	$1.3	$5.8	$4.3
Selling, general and administrative	15.1	13.6	46.5	41.3
Research and development	5.7	4.1	17.3	14.6

Pre-tax share-based compensation expense	22.4	19.0	69.6	60.2
Income tax benefit	8.3	7.6	25.2	22.3

Net share-based compensation expense	$14.1	$11.4	$44.4	$37.9

As of September 30, 2008, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $158.7 million, which is expected to be recognized over the next 48 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2008.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and nine month periods ended September 30, 2008 and September 28, 2007, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Service cost	$6.3	$6.2	$0.3	$0.7
Interest cost	8.6	7.6	0.5	0.5
Expected return on plan assets	(10.5)	(9.1)	—	—
Amortization of prior service cost	—	—	—	(0.2)
Recognized net actuarial loss	1.6	2.8	—	—

Net periodic benefit cost	$6.0	$7.5	$0.8	$1.0

	Nine months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Service cost	$19.1	$18.8	$1.1	$2.1
Interest cost	26.2	23.2	1.7	1.5
Expected return on plan assets	(31.9)	(27.7)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.6)
Recognized net actuarial loss	4.8	8.6	—	—

Net periodic benefit cost	$18.2	$22.9	$2.6	$3.0

        In 2008, the Company expects to pay contributions of between $55.0 million and $65.0 million for its U.S. and non-U.S. pension plans and between $0.9 million and $1.0 million for its other postretirement plan. The increase in expected contributions from the Company’s previous estimates is due to the negative impact on the value of assets in the Company’s funded pension plans due to the recent decline in the fair value of global equity and debt securities.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. On May 14, 2008, the court heard oral arguments and took the matter under submission. On July 25, 2008, the Court of Appeal of the State of California affirmed the Superior Court of the State of California for the County of Alameda’s ruling granting the Company’s motion for summary judgment. On August 11, 2008, the plaintiffs filed a petition for rehearing with the Court of Appeal of the State of California. On August 19, 2008, the court denied the plaintiffs’ petition for rehearing. On September 3, 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California. On September 25, 2008, the defendants filed an answer to plaintiffs’ petition for review. On October 6, 2008, the plaintiffs filed a reply in answer to the petition for review with the Supreme Court of the State of California.

In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc. (“Apotex”) indicating that Apotex had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic form of Acular LS®, the Company and Roche Palo Alto LLC (“Roche”), the holder of U.S. Patent No. 5,110,493 (the “‘493 patent”), filed a complaint captioned “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the U.S. District Court for the Northern District of California. In the complaint, the Company and Roche asked the court to find that the ‘493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim against the Company and Roche. The Company and Roche moved for summary judgment and, on September 11, 2007, the court granted the Company and Roche’s motion for summary judgment. On September 26, 2007, Apotex filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The parties filed their briefs in the appeal and the court heard oral arguments on May 7, 2008. On July 9, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Northern District of California’s grant of the Company and Roche’s motion for summary judgment. On July 23, 2008, Apotex filed a combined petition for panel rehearing and rehearing en banc with the U.S. Court of Appeals for the Federal Circuit. On September 5, 2008, the court denied Apotex’s combined petition for panel rehearing and rehearing en banc.

        In November 2007, the Company filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics Corporation, Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California. In its complaint, the Company alleges that the defendants are infringing U.S. Patent No. 6,262,105 (the “ ’105 patent”), licensed to the Company by Murray A. Johnstone, M.D. On January 7, 2008, Photomedex, Inc. (“Photomedex”) filed a motion to dismiss the Company’s complaint. On January 23, 2008, the Company filed a motion for leave to file a second amended complaint to add Murray A. Johnstone, the holder of the ’105 patent, as a plaintiff and to add Global MDRx and ProCyte Corporation (“ProCyte”) as defendants. On March 3, 2008, the U.S. District Court for the Central District of California denied Photomedex’s motion to dismiss and granted the Company’s motion for leave to file a second amended complaint. On April 28, 2008, the Company filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants. On July 17, 2008, the Company and Jan Marini Skin Research, Inc. (“Jan Marini”) entered into a settlement agreement under which Jan Marini agreed to acknowledge the validity of the Company’s patents in exchange for the Company dismissing all claims against Jan Marini. On August 11, 2008, the U.S. District Court for the Central District of California dismissed Jan Marini with prejudice. On July 21, 2008, the Company and Intuit Beauty, Inc. (“Intuit”) entered into a settlement agreement under which Intuit agreed to acknowledge the validity of the Company’s patents in exchange for the Company dismissing all claims against Intuit. On August 6, 2008, the court dismissed Intuit with prejudice. On July 28, 2008, the court entered a default judgment against Global MDRx for failure to defend against the summons. On September 27, 2008, the Company and Cayman Chemical Company (“Cayman”) entered into a settlement agreement under which Cayman agreed to cease selling certain compounds to be used in particular types of products in exchange for the Company dismissing all claims against Cayman. On October 16, 2008, Global MDRx filed a motion to set aside the default judgment. The court scheduled the hearing on Global MDRx’s motion to set aside the default judgment for November 17, 2008. On October 27, 2008, the court dismissed Cayman without prejudice. On November 4, 2008, the Company, Photomedex and ProCyte entered into a settlement agreement under which Photomedex and ProCyte agreed to acknowledge the validity of the Company’s patents in exchange for the Company dismissing all claims against Photomedex and ProCyte. The court has scheduled a trial date for November 3, 2009 for the remaining defendants.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 9, 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessy, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. On July 17, 2008, the plaintiffs filed a first amended complaint. On September 29, 2008, the Company filed an answer to the first amended complaint. The court has scheduled a status conference for February 17, 2009.

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

Note 11: Contingencies

On March 3, 2008, the Company received service of a Subpoena Duces Tecum from the DOJ. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. During the second and third quarters of 2008, the Company incurred $9.0 million and $6.7 million, respectively, of costs associated with the DOJ investigation. Costs associated with responding to the DOJ investigation are expected to total approximately $25 million to $35 million during fiscal year 2008. Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this investigation, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this investigation.

Note 12: Guarantees

The Company’s Restated Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug, biologics and medical device development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s products, compounds or drug candidates. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the terms of these indemnification provisions generally survive the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2008:

(in millions)
Balance at December 31, 2007	$28.0
Provision for warranties issued during the period	4.9
Settlements made during the period	(4.5)
Increases in warranty estimates	0.4

Balance at September 30, 2008	$28.8

Current portion	$6.0
Non-current portion	22.8

Total	$28.8

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions, except per share amounts)
Net earnings
Earnings from continuing operations	$169.3	$156.0	$428.0	$339.8
Earnings (loss) from discontinued operations	—	1.4	—	(0.8)

Net earnings	$169.3	$157.4	$428.0	$339.0

Weighted average number of shares issued	303.8	305.9	304.4	304.9
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.5	3.4	2.8	3.4

Diluted shares	306.3	309.3	307.2	308.3

Basic earnings per share:
Continuing operations	$0.56	$0.51	$1.41	$1.11
Discontinued operations	—	—	—	—

Net basic earnings per share	$0.56	$0.51	$1.41	$1.11

Diluted earnings per share:
Continuing operations	$0.55	$0.50	$1.39	$1.10
Discontinued operations	—	0.01	—	—

Net diluted earnings per share	$0.55	$0.51	$1.39	$1.10

For the three and nine month periods ended September 30, 2008, options to purchase 11.4 million and 11.3 million shares of common stock, respectively, at exercise prices ranging from $48.07 to $65.63 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and nine month periods ended September 30, 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

For the three and nine month periods ended September 28, 2007, options to purchase 3.9 million and 7.6 million shares of common stock at exercise prices ranging from $49.94 to $64.43 and $48.07 to $64.43 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 1.50% Convertible Senior Notes due 2026 for the three and nine month periods ended September 28, 2007, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three and nine month periods ended September 30, 2008 and September 28, 2007:

	Three months ended
	September 30, 2008			September 28, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(55.5)	$—	$(55.5)	$22.7	$—	$22.7
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding (loss) gain on available-for-sale securities	(0.7)	0.3	(0.4)	0.3	(0.1)	0.2

Other comprehensive (loss) income	$(56.5)	$0.4	(56.1)	$22.7	$—	22.7

Net earnings			169.3			157.4

Total comprehensive income			$113.2			$180.1

	Nine months ended
	September 30, 2008			September 28, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(16.2)	$—	$(16.2)	$38.3	$—	$38.3
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.0)	0.4	(0.6)	(1.0)	0.4	(0.6)
Unrealized holding (loss) gain on available-for-sale securities	(4.8)	1.9	(2.9)	2.7	(1.1)	1.6

Other comprehensive (loss) income	$(22.0)	$2.3	(19.7)	$40.0	$(0.7)	39.3

Net earnings			428.0			339.0

Total comprehensive income			$408.3			$378.3

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2008, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, available-for-sale securities, foreign exchange derivatives and an interest rate swap with a $300.0 million notional amount that receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$579.3	$579.3	$—	$—
Foreign time deposits	110.1	110.1	—	—
Other cash equivalents	239.8	239.8	—	—
Available-for-sale securities	1.6	1.6	—	—
Foreign exchange derivative assets	22.8	—	22.8	—
Interest rate swap derivative asset	21.8	—	21.8	—

	$975.4	$930.8	$44.6	$—

Liabilities
Foreign exchange derivative liabilities	$0.4	$—	$0.4	$—
Interest rate swap derivative liability	21.8	—	21.8	—

	$22.2	$—	$22.2	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company currently believes that any counterparty credit risk associated with foreign exchange derivatives and the interest rate swap is negligible.

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

The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$872.5	$783.9	$2,656.5	$2,246.8
Medical devices	209.4	194.8	642.2	557.1

Total product net sales	1,081.9	978.7	3,298.7	2,803.9
Other corporate and indirect revenues	16.3	15.0	48.1	44.4

Total revenues	$1,098.2	$993.7	$3,346.8	$2,848.3

Operating income:
Specialty pharmaceuticals	$310.0	$277.1	$886.8	$751.2
Medical devices	62.4	52.8	170.0	163.9

Total segments	372.4	329.9	1,056.8	915.1
General and administrative expenses, other indirect costs and other adjustments	101.4	74.9	312.6	247.8
In-process research and development	—	—	—	72.0
Amortization of acquired intangible assets (a)	33.8	23.5	94.2	70.0
Restructuring charges	(0.2)	11.0	37.6	24.3

Total operating income	$237.4	$220.5	$612.4	$501.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 64.1% and 65.4% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2008 and September 28, 2007, respectively, and 63.8% and 65.7% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2008 and September 28, 2007, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended September 30, 2008 and September 28, 2007 were 12.0% and 11.0% of the Company’s total consolidated product net sales, respectively, and 12.1% and 11.2% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2008 and September 28, 2007, respectively. Sales to Cardinal Health for the three month periods ended September 30, 2008 and September 28, 2007 were 13.2% and 11.0% of the Company’s total consolidated product net sales, respectively, and 11.7% and 11.2% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2008 and September 28, 2007, respectively. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Net Sales by Product Line

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$510.4	$457.7	$1,542.2	$1,292.1
Botox®/Neuromodulators	318.4	296.7	981.7	872.0
Skin Care	26.7	29.5	81.0	82.7
Urologics	17.0	—	51.6	—

Total Specialty Pharmaceuticals	872.5	783.9	2,656.5	2,246.8

Medical Devices:
Breast Aesthetics	72.1	69.7	239.1	217.8
Obesity Intervention	79.0	74.0	227.5	195.9
Facial Aesthetics	58.3	49.3	175.6	141.6

Core Medical Devices	209.4	193.0	642.2	555.3
Other	—	1.8	—	1.8

Total Medical Devices	209.4	194.8	642.2	557.1

Total product net sales	$1,081.9	$978.7	$3,298.7	$2,803.9

Geographic Information

Product Net Sales

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
United States	$687.3	$638.3	$2,092.9	$1,836.4
Europe	214.7	190.4	687.6	559.8
Latin America	71.8	59.4	203.6	157.8
Asia Pacific	59.1	52.4	175.0	140.8
Other	42.4	36.1	128.8	103.8

	1,075.3	976.6	3,287.9	2,798.6
Manufacturing operations	6.6	2.1	10.8	5.3

Total product net sales	$1,081.9	$978.7	$3,298.7	$2,803.9

Long-Lived Assets

	September 30, 2008	December 31, 2007
	(in millions)
United States	$3,430.0	$3,379.5
Europe	257.9	278.2
Latin America	21.6	22.9
Asia Pacific	8.9	7.1
Other	1.1	0.1

	3,719.5	3,687.8
Manufacturing operations	395.7	348.7
General corporate	229.2	223.0

Total	$4,344.4	$4,259.5

The increase in long-lived assets at September 30, 2008 compared to December 31, 2007 is primarily due to the Company’s Aczone® asset acquisition and an increase in intangible licensing assets related to Sanctura® and Restasis® products, partially offset by a decrease in goodwill related to the Esprit acquisition, all of which are reflected in the United States balance above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18: Subsequent Event

On October 28, 2008, the Company entered into a license, development, supply and distribution agreement (License Agreement) with Spectrum Pharmaceuticals, Inc. (Spectrum) to jointly develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer.

Pursuant to the License Agreement, the Company will make an upfront payment of $41.5 million to Spectrum in the fourth quarter of 2008 and will make additional payments to Spectrum of up to $304 million based on the achievement of certain development, regulatory and commercialization milestones. In addition, the Company will pay royalties to Spectrum on all sales of apaziquone outside of the United States. In the United States, the Company and Spectrum plan to co-promote apaziquone and share in the resulting profits, losses and expenses.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and nine month periods ended September 30, 2008 and September 28, 2007, and our financial condition at September 30, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2008 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Critical Accounting Policies, Estimates and Assumptions

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. In our judgment, the accounting policies, estimates and assumptions described below have the greatest potential impact on our consolidated financial statements. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.3 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2008 and the third quarter of 2007 were $10.6 million and $8.7 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2008 and the first nine months of 2007 were $31.4 million and $25.2 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2008 and December 31, 2007 were $22.0 million and $29.8 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheet. The decrease in the amount of allowances for sales returns at September 30, 2008 compared to December 31, 2007 was primarily due to a reduction in the rate of returns for medical device products. Provisions for sales returns deducted from consolidated sales were $74.7 million and $72.5 million in the third quarter of 2008 and the third quarter of 2007, respectively. Provisions for sales returns deducted from consolidated sales were $240.6 million and $224.2 million in the first nine months of 2008 and the first nine months of 2007, respectively. The increase in the provision for sales returns in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 was primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $113.5 million and $82.0 million at September 30, 2008 and December 31, 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $76.9 million and $52.0 million in the third quarter of 2008 and the third quarter of 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $224.6 million and $160.1 million in the first nine months of 2008 and the first nine months of 2007, respectively. The increases in the amounts accrued at September 30, 2008 compared to December 31, 2007 and the provisions for sales rebates and other incentive programs in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 are primarily due to an increase in U.S. sales of products subject to such rebate and incentive programs, principally eye care pharmaceuticals, Botox® and medical device products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in both 2008 and 2007, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index — Urban, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $5.0 million to $6.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

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

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2007 were 6.25% and 5.50%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2008 are 6.25% and 5.50%, respectively, and for 2007 were 5.90% and 4.65%, respectively. We determine the discount rate largely based upon an index of high-quality fixed income investments (for our U.S. plans, we use the U.S. Moody’s Aa Corporate Long Bond Index and for our non-U.S. plans, we use the iBoxx € Corporate AA 10+ Year Index and the iBoxx £ Corporate AA 15+ Year Index) and, for our U.S. plans, a constructed hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2008 pre-tax pension benefit costs by approximately $3.3 million and increase our pension plans’ projected benefit obligations at December 31, 2007 by approximately $27.8 million.

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

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. As of September 30, 2008, the U.S. federal R&D tax credit was expired. In October 2008, the U.S. federal R&D tax credit was reinstated for two years with retroactive effect to the beginning of our 2008 fiscal year. Our estimated annual effective tax rate for 2008 will reflect this reinstated tax credit beginning in the fourth quarter of 2008. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses will be treated as adjustments to purchased goodwill up through and until the end of our 2008 fiscal year.

Valuation allowances against deferred tax assets were $19.0 million and $99.9 million as of September 30, 2008 and December 31, 2007, respectively. The decrease in the valuation allowance against deferred tax assets primarily occurred during the second quarter of 2008 and relates to an increase in the expected utilization of net operating loss carryforwards of Esprit Pharma Holding Company, Inc, or Esprit, which we acquired in October 2007, and is treated as a reduction of purchased goodwill. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

On July 11, 2008, we acquired all assets relating to Aczone® (dapsone) Gel 5% for approximately $150 million. We accounted for the acquisition as a purchase of net assets and not as a business combination. On October 16, 2007, we acquired Esprit for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, we acquired EndoArt SA, or EndoArt, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. We accounted for the acquisitions of Esprit, EndoArt and Cornéal as business combinations. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Discontinued Operations

On July 2, 2007, we completed the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition in January 2007, for net proceeds of $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current liabilities of $4.2 million. As of September 28, 2007, we recorded a pre-tax gain of $0.9 million (zero net of tax) associated with the sale. During the fourth quarter of 2007, we recorded certain adjustments to the sales proceeds and reported a cumulative pre-tax loss for the 2007 fiscal year of $1.3 million ($1.0 million net of tax) associated with the sale.

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

The following table sets forth selected financial data of our discontinued operations for the three and nine month periods ended September 28, 2007.

Selected Financial Data for Discontinued Operations

	Three months ended September 28, 2007	Nine months ended September 28, 2007
	(in millions)
Product net sales	$—	$20.0
Earnings (loss) from discontinued operations before income taxes	$2.2	$(1.2)
Net earnings (loss) from discontinued operations	$1.4	$(0.8)

The earnings from discontinued operations before income taxes of $2.2 million in the three month period ended September 28, 2007 primarily relate to an adjustment to the estimated fair value of ophthalmic surgical inventory associated with the Cornéal acquisition that was sold during the first six months of 2008. This change in estimated fair value occurred during the allowable allocation period.

Continuing Operations

Headquartered in Irvine, California, we are a multi-specialty health care company focused on discovering, developing and commercializing innovative pharmaceuticals, biologics and medical devices that enable people to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, dermatological, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as glaucoma, retinal disease, chronic dry eye, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel breast implants, cosmetic injections, dermal fillers and obesity intervention products. At September 30, 2008, we employed approximately 8,812 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2008 and September 28, 2007:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2008	September 28, 2007
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$510.4	$457.7	$52.7	$41.7	$11.0	11.5%	9.1%	2.4%
Botox®/Neuromodulator	318.4	296.7	21.7	16.8	4.9	7.3%	5.7%	1.6%
Skin Care	26.7	29.5	(2.8)	(2.8)	—	(9.5)%	(9.5)%	—%
Urologics	17.0	—	17.0	17.0	—	—%	—%	—%

Total Specialty Pharmaceuticals	872.5	783.9	88.6	72.7	15.9	11.3%	9.3%	2.0%

Medical Devices:
Breast Aesthetics	72.1	69.7	2.4	1.1	1.3	3.4%	1.6%	1.8%
Obesity Intervention	79.0	74.0	5.0	4.1	0.9	6.8%	5.5%	1.3%
Facial Aesthetics	58.3	49.3	9.0	8.0	1.0	18.3%	16.2%	2.1%

Core Medical Devices	209.4	193.0	16.4	13.2	3.2	8.5%	6.8%	1.7%
Other (a)	—	1.8	(1.8)	(1.8)	—	(100.0)%	(100.0)%	—%

Total Medical Devices	209.4	194.8	14.6	11.4	3.2	7.5%	5.9%	1.6%

Total product net sales	$1,081.9	$978.7	$103.2	$84.1	$19.1	10.5%	8.6%	1.9%

Domestic product net sales	64.1%	65.4%
International product net sales	35.9%	34.6%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan™	$107.1	$89.8	$17.3	$14.9	$2.4	19.3%	16.6%	2.7%
Lumigan® Franchise	107.8	100.4	7.4	4.4	3.0	7.3%	4.3%	3.0%
Other Glaucoma	3.7	3.9	(0.2)	(0.4)	0.2	(4.3)%	(9.4)%	5.1%
Restasis®	107.1	88.2	18.9	18.8	0.1	21.4%	21.4%	—%
Sanctura® Franchise	17.0	—	17.0	17.0	—	—%	—%	—%

	Nine months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2008	September 28, 2007
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,542.2	$1,292.1	$250.1	$200.0	$50.1	19.4%	15.5%	3.9%
Botox®/Neuromodulator	981.7	872.0	109.7	80.5	29.2	12.6%	9.2%	3.4%
Skin Care	81.0	82.7	(1.7)	(1.7)	—	(2.1)%	(2.1)%	—%
Urologics	51.6	—	51.6	51.6	—	—%	—%	—%

Total Specialty Pharmaceuticals	2,656.5	2,246.8	409.7	330.4	79.3	18.2%	14.7%	3.5%

Medical Devices:
Breast Aesthetics	239.1	217.8	21.3	12.6	8.7	9.8%	5.8%	4.0%
Obesity Intervention	227.5	195.9	31.6	26.7	4.9	16.1%	13.6%	2.5%
Facial Aesthetics	175.6	141.6	34.0	26.4	7.6	24.0%	18.6%	5.4%

Core Medical Devices	642.2	555.3	86.9	65.7	21.2	15.6%	11.8%	3.8%
Other (a)	—	1.8	(1.8)	(1.8)	—	(100.0)%	(100.0)%	—%

Total Medical Devices	642.2	557.1	85.1	63.9	21.2	15.3%	11.5%	3.8%

Total product net sales	$3,298.7	$2,803.9	$494.8	$394.3	$100.5	17.6%	14.1%	3.5%

Domestic product net sales	63.8%	65.7%
International product net sales	36.2%	34.3%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan™	$307.4	$244.8	$62.6	$51.7	$10.9	25.6%	21.1%	4.5%
Lumigan® Franchise	327.8	284.0	43.8	30.0	13.8	15.4%	10.6%	4.8%
Other Glaucoma	11.9	11.4	0.5	(0.5)	1.0	3.7%	(4.9)%	8.6%
Restasis®	327.3	243.9	83.4	83.1	0.3	34.2%	34.1%	0.1%
Sanctura® Franchise	51.2	—	51.2	51.2	—	—%	—%	—%

(a)	Other medical device sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007.
(b)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

The $103.2 million increase in product net sales in the third quarter of 2008 compared to the third quarter of 2007 was the combined result of an increase of $88.6 million in our specialty pharmaceuticals product net sales and an increase of $14.6 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in sales of our eye care pharmaceuticals, Botox® and urologics product lines. The increase in medical devices product net sales reflects growth across all core medical devices product lines. Net sales were also positively affected by a general strengthening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during the third quarter of 2008 compared to the third quarter of 2007.

Several of our products, including our facial aesthetics products and, to a lesser extent, our obesity intervention and breast implant products, are purchased based on consumer choice and may not be reimbursable by insurance, other health care plans or governmental authorities. If the economic environment and uncertainty that prevailed during the third quarter of 2008 continues, we believe there could be a significant negative effect on consumer spending for these products and a corresponding effect on our sales, operations and profitability.

Eye care pharmaceuticals sales increased in the third quarter of 2008 compared to the third quarter of 2007 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan™, primarily due to its launch in the United States in the fourth quarter of 2007, increased Combigan™ sales in Canada, Europe, Latin America and Asia, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma, an increase in sales of Acular LS®, our more recent non-steroidal anti-inflammatory, and growth in sales of eye drop products, primarily Optive™, our artificial tear that was launched in the United States, Australia, and parts of Europe, Latin America and Asia during 2007. These increases in eye care pharmaceuticals sales were partially offset by lower sales of Alphagan® P 0.15% due to a general decline in wholesaler demand resulting from a decrease in promotion efforts. The rate of growth in sales of eye care pharmaceuticals in the third quarter of 2008 was negatively impacted by a decline in the rate of growth in sales of Lumigan® and Pred Forte®, our older generation topical steroid for ophthalmic inflammation. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. Effective January 19, 2008, we increased the published list prices for certain eye care pharmaceutical products in the United States. We increased the published U.S. list price for Restasis® by five percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by eight percent, Elestat® by seven percent and Zymar® by eight percent. Additionally, effective August 2, 2008, we increased the published list prices in the United States for Alphagan® P 0.15% and Alphagan® P 0.1% by seven percent, Acular LS® by six percent and Zymar® by six percent. These price increases had a positive net effect on our U.S. sales for the third quarter of 2008 compared to the third quarter of 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® sales increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to growth in demand in international markets and, to a lesser degree, the United States for both cosmetic and therapeutic use. We believe the rate of growth of Botox® sales, primarily Botox® Cosmetic, was negatively impacted by declines in consumer spending in the United States and Europe in the third quarter of 2008. Effective January 1, 2008, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in the third quarter of 2008, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe and Asia Pacific, as well as strong sales growth for cosmetic use in Latin America. We believe our worldwide market share for neuromodulators, including Botox®, is currently approximately 84% to 85%.

Skin care sales, which are presently concentrated in the United States, decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage™ MD, partially offset by an increase in sales of Vivité™, a line of physician dispensed skin care products launched in 2007. Net sales of Tazorac®, Zorac® and Avage® were $19.8 million in the third quarter of 2008 compared to $22.1 million in the third quarter of 2007. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by five percent effective January 19, 2008. In the third quarter of 2007, we entered into a collaboration with Stiefel Laboratories, Inc. to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States. In January 2008, we announced a strategic collaboration with Clinique Laboratories, LLC to develop and market a new skin care line, which will be sold exclusively in physicians’ offices. We expect to launch the new skin care line, Clinique Medical, in the fourth quarter of 2008. In July 2008, we completed the acquisition of all assets relating to Aczone® (dapsone) Gel 5%, a topical treatment for acne vulgaris, which we currently expect to launch in the fourth quarter of 2008.

In connection with our Esprit acquisition in October 2007, we acquired a new product line focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic treatment for over-active bladder. In January 2008, we launched Sanctura XR™ , an improved once-daily anticholinergic treatment for over-active bladder. In the third quarter of 2008, sales of our Sanctura® franchise products were $17.0 million. There were no comparable sales in the third quarter of 2007.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 30, 2008, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to sales growth in Europe and Latin America and the transition of the market in North America from lower priced saline products to higher priced silicone gel products, partially offset by a decline in the number of breast implant units sold in the United States. We believe the rate of growth in net sales of breast aesthetics products in the United States and Europe was negatively impacted in the third quarter of 2008 by declines in consumer spending.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP™ Systems and BIB™ System, increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to strong sales growth in Australia and Latin America and a small increase in net sales in the United States. We believe the rate of growth in net sales of obesity intervention products was negatively impacted in the third quarter of 2008 by the introduction of a competitive product in the United States and by declines in consumer spending in the United States.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to sales growth in the United States, Latin America and Canada. We believe the rate of growth in net sales of facial aesthetics products was negatively impacted in the third quarter of 2008 by declines in consumer spending in the United States and Europe.

Foreign currency changes increased product net sales by $19.1 million in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the strengthening of the euro, Brazilian real, Australian dollar, and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.3 percentage points to 64.1% in the third quarter of 2008 compared to U.S. sales of 65.4% in the third quarter of 2007, due primarily to an increase in international product net sales as a percentage of total product net sales of our Botox®, eye care pharmaceuticals, breast aesthetics and obesity intervention product lines, partially offset by an increase in sales of our urologics products, which are currently sold only in the United States.

The $494.8 million increase in product net sales in the first nine months of 2008 compared to the first nine months of 2007 was the combined result of an increase of $409.7 million in our specialty pharmaceuticals product net sales and an increase of $85.1 million in our medical devices product net sales.

The increase in specialty pharmaceutical product net sales for the first nine months of 2008 is primarily due to the same factors discussed above with respect to the increase in specialty pharmaceutical product net sales for the third quarter of 2008. In addition, net sales of eye care pharmaceuticals in the first nine months of 2008 compared to the first nine months of 2007 benefited from increases in the net sales of Acular®, Lumigan®, Pred Forte®, Zymar®, and our Refresh® family of eye drop products. Net sales of Botox® for the first nine months of 2008 compared to the first nine months of 2007 was also benefited by an increase in net sales of Botox® for therapeutic use in Latin America. Net sales of Tazorac®, Zorac® and Avage® were $59.0 million in the first nine months of 2008 compared to $59.6 million in the first nine months of 2007.

The increase in medical device product net sales for the first nine months of 2008 is primarily due to the same factors discussed above with respect to the increase in medical device product net sales for the third quarter of 2008. Additionally, the increase in net sales of facial aesthetics products in the first nine months of 2008 compared to the first nine months in 2007 was also benefited by growth in sales in Europe, primarily due to the first quarter 2008 launch of Juvéderm™ Ultra with lidocaine, and Asia Pacific. The increase in net sales of facial aesthetics products was partially offset by a general decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes increased product net sales by $100.5 million in the first nine months of 2008 compared to the first nine months of 2007, primarily due to the strengthening of the euro, Brazilian real, Canadian dollar and Australian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.9 percentage points to 63.8% in the first nine months of 2008 compared to U.S. sales of 65.7% in the first nine months of 2007, due primarily to the same factors discussed above with respect to the decrease in U.S. sales as a percentage of total product net sales in the third quarter of 2008.

Other Revenues

Other revenues increased $1.3 million to $16.3 million in the third quarter of 2008 compared to $15.0 million in the third quarter of 2007. The increase in other revenues is primarily related to an increase in royalty income from sales of Botox® in Japan and China by GlaxoSmithKline under a licensing agreement and an increase in reimbursement income for services provided under a co-promotion agreement related to our Lap-Band® obesity intervention products, partially offset by a decline in other reimbursement income.

Other revenues increased $3.7 million to $48.1 million in the first nine months of 2008 compared to $44.4 million in the first nine months of 2007, due primarily to the same factors discussed above with respect to the increase in other revenues in the third quarter of 2008.

Cost of Sales

Cost of sales increased $21.2 million, or 12.2%, in the third quarter of 2008 to $194.7 million, or 18.0% of product net sales, compared to $173.5 million, or 17.7% of product net sales, in the third quarter of 2007. Cost of sales in the third quarter of 2008 includes the rollout of $4.6 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility. Cost of sales in the third quarter of 2007 includes a charge of $0.5 million for the purchase accounting fair market value inventory adjustment rollout related to the Cornéal acquisition. Excluding the effect of these charges, cost of sales increased $17.1 million, or 9.9%, in the third quarter of 2008 compared to the third quarter of 2007. This increase in cost of sales, excluding the charges described above, primarily resulted from the 10.5% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, declined to 17.6% in the third quarter of 2008 compared to 17.7% in the third quarter of 2007, primarily due to an overall decrease in cost of sales as a percentage of product net sales for our medical device products, principally related to the continued transition of the breast aesthetics market in North America to higher priced silicone gel products from lower priced saline products, partially offset by an increase in cost of sales as a percentage of product net sales for our obesity intervention and facial aesthetics products in the United States.

Cost of sales increased $81.0 million, or 16.4%, in the first nine months of 2008 to $574.4 million, or 17.4% of product net sales, compared to $493.4 million, or 17.6% of product net sales, in the first nine months of 2007. Cost of sales in the first nine months of 2008 includes charges of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition and $4.7 million for the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility. Cost of sales in the first nine months of 2007 includes a charge of $0.5 million for the purchase accounting fair market value inventory adjustment rollout related to the Cornéal acquisition. Excluding the effect of these charges, cost of sales increased $65.1 million, or 13.2%, in the first nine months of 2008 compared to the first nine months of 2007. This increase in cost of sales, excluding the charges described above, primarily resulted from the 17.6% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, declined to 16.9% in the first nine months of 2008 compared to 17.6% in the first nine months of 2007, primarily due to an increase in product net sales of our Juvéderm™ dermal filler family of products as a percentage of total facial aesthetic product net sales, an increase in the sales mix within our eye care pharmaceuticals and skin care product lines of newer products with lower cost of sales as a percentage of product net sales, and the continued transition of the breast aesthetic market in North America to higher priced silicone gel products from lower priced saline products, partially offset by the growth in urologics product net sales, which have a higher cost of sales as a percentage of product net sales than our other specialty pharmaceuticals products. In addition, cost of sales as a percentage of product net sales for our obesity intervention products increased slightly in the first nine months of 2008 compared to the first nine months of 2007.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $44.8 million, or 11.3%, to $440.4 million, or 40.7% of product net sales, in the third quarter of 2008 compared to $395.6 million, or 40.4% of product net sales, in the third quarter of 2007. The increase in SG&A expenses in dollars primarily relates to significant increases in selling, marketing and general and administrative expenses, partially offset by a decline in promotion expenses. The increase in selling and marketing expenses in the third quarter of 2008 compared to the third quarter of 2007 principally relates to the addition of our U.S. urologics sales force in the fourth quarter of 2007 related to the Esprit acquisition. In addition, the increase in selling and marketing expenses was also impacted by an increase in personnel and related incentive compensation costs driven by the expansion of our U.S. and Asia Pacific facial aesthetics sales forces and related marketing programs. The increase in general and administrative expenses principally relates to an increase in incentive compensation, legal, finance and information systems costs, as well as the expansion of our management team in Asia. The decline in promotion expenses is primarily due to reduced direct-to-consumer advertising and other promotional costs for our medical device products in the United States, partially offset by an increase in spending in Europe related to our Juvéderm™ product line. In the third quarter of 2008, SG&A expenses included $6.7 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox® and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. Costs associated with responding to the DOJ investigation are expected to total approximately $25 million to $35 million during fiscal year 2008. In the third quarter of 2007, SG&A expenses included $1.9 million of integration and transition costs related to the Inamed and Cornéal acquisitions.

SG&A expenses increased $214.4 million, or 17.6%, to $1,429.5 million, or 43.3% of product net sales, in the first nine months of 2008 compared to $1,215.1 million, or 43.3% of product net sales, in the first nine months of 2007. The increase in SG&A expenses in the first nine months of 2008 compared to the same period in 2007 primarily resulted from the same factors described above with respect to the increase in SG&A expenses in the third quarter of 2008, except that promotion expenses increased in the first nine months of 2008 compared to the first nine months of 2007, primarily due to other promotional costs for our urologics and Botox® product lines. Launch-related expenses for Sanctura XR™ and Combigan™ contributed to the increase in promotion, selling and marketing expenses in the first nine months of 2008. In the first nine months of 2008, SG&A expenses included $15.7 million of costs incurred in the second and third quarters of 2008 associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, $1.9 million of integration and transition costs related to the Cornéal and Esprit acquisitions, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.8 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. In the first nine months of 2007, SG&A expenses included $11.1 million of integration and transition costs related to the Inamed and Cornéal acquisitions, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a preexisting unfavorable distribution agreement with Cornéal.

Research and Development

R&D expenses increased $22.2 million, or 13.5%, to $186.6 million in the third quarter of 2008, or 17.2% of product net sales, compared to $164.4 million, or 16.8% of product net sales, in the third quarter of 2007. R&D expenses for the third quarter of 2008 included a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc, or Asterand. Excluding the effect of this charge, R&D expenses increased by $15.9 million, or 9.7%, to $180.3 million in the third quarter of 2008, or 16.7% of product net sales, compared to the third quarter of 2007. The increase in R&D expenses in dollars, excluding the charge related to acquiring rights to the drug compounds from Asterand, was primarily a result of higher rates of investment in our eye care pharmaceuticals for next generation product enhancements and line extensions as well as discovery programs, increased spending on Botox® for overactive bladder and benign prostatic hyperplasia programs and breast implant follow-up studies, partially offset by a reduction in expenses related to memantine and Botox® for the treatment of chronic migraine headache.

R&D expenses increased $54.5 million, or 10.3%, to $582.9 million in the first nine months of 2008, or 17.7% of product net sales, compared to $528.4 million, or 18.8% of product net sales, in the first nine months of 2007. R&D expenses for the first nine months of 2008 included a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds from Asterand and a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval. R&D expenses in the first nine months of 2007 included a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition. In-process research and development represents an estimate of the fair value of in-process technology at the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the charges in 2008 related to acquiring rights to drug compounds from Asterand and the Sanctura XR™ rights in Canada, and the in-process research and development charge in 2007 related to the EndoArt acquisition, R&D expenses increased by $106.3 million, or 23.3%, to $562.7 million in the first nine months of 2008, or 17.1% of product net sales, compared to $456.4 million, or 16.3% of product net sales in the first nine months of 2007. The increase in R&D expenses, excluding these charges, was primarily a result of the same factors described above with respect to the increase in R&D expenses for the third quarter of 2008. In addition, R&D expenses increased in the first nine months of 2008 compared to the first nine months of 2007 due to increased spending for new pharmaceutical technologies, including our alpha agonists for the treatment of neuropathic pain, and increased spending on the development of bimatoprost for the stimulation of eyelash growth and Posurdex®.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $10.6 million to $39.3 million in the third quarter of 2008, or 3.6% of product net sales, compared to $28.7 million, or 2.9% of product net sales, in the third quarter of 2007. The increase in amortization expense in dollars is primarily due to an increase in the balance of intangible assets subject to amortization, primarily related to our October 2007 Esprit acquisition and July 2008 purchase of the Aczone® developed technology.

Amortization of acquired intangible assets increased $23.9 million to $110.0 million in the first nine months of 2008, or 3.3% of product net sales, compared to $86.1 million, or 3.1% of product net sales, in the first nine months of 2007. The increase in amortization expense in dollars is primarily due to the same factors described above with respect to the increase in amortization of acquired intangible assets in the third quarter of 2008.

Restructuring Charges and Integration and Transition Costs

Restructuring charges in the third quarter of 2008 were a net $0.2 million reversal of restructuring charges, consisting of a $0.7 million restructuring charge reversal related to the restructuring and phased closure of the Arklow facility and a $0.5 million charge related to the restructuring and integration of the operations of Inamed Corporation, or Inamed, that we acquired in 2006. Restructuring charges in the third quarter of 2007 were $11.0 million, consisting of $11.2 million related to the restructuring and integration of the Cornéal operations, a $0.3 million restructuring charge reversal related to the restructuring and integration of the Inamed operations and a $0.1 million charge related to the restructuring associated with the EndoArt acquisition.

Restructuring charges in the first nine months of 2008 were $37.6 million, consisting of $26.9 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations, $0.9 million related to the restructuring and integration of the Inamed operations, $3.1 million related to the restructuring and streamlining of our European operations and $0.1 million related to the restructuring associated with the EndoArt acquisition. Restructuring charges in the first nine months of 2007 were $24.3 million, consisting of $13.2 million related to the restructuring and integration of the Cornéal operations, $9.9 million related to the restructuring and integration of the Inamed operations, $1.0 million related to the restructuring and streamlining of our European operations and $0.2 million related to the restructuring associated with the EndoArt acquisition.

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our acquisition of Inamed in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by early 2009. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $65 million and $70 million, consisting primarily of employee severance and other one-time termination benefits of $31 million to $33 million, asset impairments and accelerated depreciation of $17 million to $18 million, and contract termination and other costs of $17 million to $19 million. We expect that $48 million to $52 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to incur costs through the fourth quarter of 2009. During the three and nine month periods ended September 30, 2008, we recorded a $0.7 million restructuring charge reversal and $26.9 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2008, we recognized as cost of sales the rollout of $4.6 million and $4.7 million, respectively, of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the three and nine month periods ended September 30, 2008, we also recognized $0.1 million and $0.8 million, respectively, of SG&A expenses and $0.1 million and $0.3 million, respectively, of R&D expenses related to one-time termination benefits and asset impairments.

At September 30, 2008, $9.1 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the nine month period ended September 30, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during the nine month period ended September 30, 2008	$20.4	$5.6	$0.9	$26.9
Spending	(1.9)	(0.4)	(0.8)	(3.1)
Foreign exchange translation effects	(1.7)	(0.5)	—	(2.2)

Balance at September 30, 2008 (included in “Other accrued expenses”)	$16.8	$4.7	$0.1	$21.6

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

We began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007 and substantially completed all restructuring and integration activities in the second quarter of 2008. As of September 30, 2008, we have recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $9.8 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During the nine month period ended September 30, 2008, we recorded pre-tax restructuring charges of $6.6 million related to the restructuring of the Cornéal operations. During the three and nine month periods ended September 28, 2007, we recorded pre-tax restructuring charges of $11.2 million and $13.2 million, respectively, related to the restructuring of the Cornéal operations. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During the three month period ended September 30, 2008, we recorded pre-tax integration and transition costs of $0.2 million as SG&A expenses. During the nine month period ended September 30, 2008, we recorded pre-tax integration and transition costs of $1.3 million, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the three month period ended September 28, 2007, we recorded pre-tax integration and transition costs of $1.3 million, consisting of $0.1 million in cost of sales and $1.2 million in SG&A expenses. During the nine month period ended September 28, 2007, we recorded pre-tax integration and transition costs of $6.9 million, consisting of $0.1 million in cost of sales and $6.8 million in SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations through September 30, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during the nine month period ended September 30, 2008	0.4	6.2	6.6
Spending	(2.2)	(9.7)	(11.9)

Balance at September 30, 2008 (included in “Other accrued expenses”)	$1.0	$4.4	$5.4

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

        As of December 31, 2007, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with our operations. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. We did not incur any restructuring charges or integration and transition costs during the three and nine month periods ended September 30, 2008. During the three and nine month periods ended September 28, 2007, we recorded a $0.3 million restructuring charge reversal and $8.2 million of restructuring charges, respectively. During the three month period ended September 28, 2007, we recorded $0.8 million of pre-tax integration and transition costs associated with the global restructuring and integration of the former Inamed operations, consisting of $0.1 million in cost of sales and $0.7 million in SG&A expenses. During the nine month period ended September 28, 2007, we recorded $4.4 million of pre-tax integration and transition costs, consisting of $0.1 million in cost of sales and $4.3 million in SG&A expenses. As of September 30, 2008, remaining accrued expenses of $0.6 million for the global restructuring and integration of the former Inamed operations are included in “Other accrued expenses.”

On January 30, 2007, our Board of Directors approved an additional plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition. This plan is the result of a reduction in anticipated future market demand for human and bovine collagen products. We estimate that total pre-tax restructuring charges for severance, lease termination and contract settlement costs will be between $6.0 million and $8.0 million, all of which are expected to be cash expenditures. The foregoing estimates are based on assumptions relating to, among other things, a reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, that are expected to result in estimated total employee severance costs of approximately $1.5 million to $2.0 million. Estimated charges for contract and lease termination costs are expected to total approximately $4.5 million to $6.0 million. We began to record these costs in the first quarter of 2007 and expect to continue to incur them up through and including the fourth quarter of 2008. Prior to the closure of the collagen manufacturing facility, we intend to manufacture a sufficient quantity of collagen products to meet estimated market demand through 2010.

As of September 30, 2008, we have recorded cumulative pre-tax restructuring charges of $2.6 million related to the restructuring of the collagen manufacturing facility. During the three and nine month periods ended September 30, 2008, we recorded pre-tax restructuring charges of $0.5 million and $0.9 million, respectively. During the nine month period ended September 28, 2007, we recorded pre-tax restructuring charges of $1.7 million related to employee severance costs of the collagen manufacturing facility. As of September 30, 2008, accrued expenses of $2.0 million for the restructuring of the collagen manufacturing facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the first nine months of 2008 is $0.1 million of restructuring charges related to the EndoArt acquisition. Included in the third quarter and first nine months of 2007 are $0.1 million and $0.2 million, respectively, of restructuring charges related to the EndoArt acquisition. Included in the first nine months of 2008 and 2007 are $3.1 million and $1.0 million, respectively, of restructuring charges for an abandoned leased facility related to the restructuring and streamlining of our European operations. In the third quarter and first nine months of 2008, SG&A expenses include a $0.1 million reversal and $0.7 million of expenses, respectively, related to the integration of the Esprit operations.

Operating Income

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the third quarter of 2008, general and administrative expenses of $79.6 million, a $6.3 million charge for an upfront payment for the in-licensing of preclinical drug compounds from Asterand, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $6.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $4.8 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $0.1 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $4.5 million; for the third quarter of 2007, general and administrative expenses of $69.4 million, integration and transition costs related to the acquisitions of Inamed and Cornéal of $2.1 million, a purchase accounting fair-market value inventory adjustment related to the Cornéal acquisition of $0.5 million, and other net indirect costs of $2.9 million; for the first nine months of 2008, general and administrative expenses of $246.2 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR™ product rights in Canada, where the product has not yet achieved regulatory approval, a $6.3 million charge for an upfront payment for the in-licensing of preclinical drug compounds from Asterand, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $15.7 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $5.8 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $2.0 million, transaction costs related to the Aczone® asset acquisition of $0.6 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $11.3 million; and for the first nine months of 2007, general and administrative expenses of $213.6 million, integration and transition costs related to the acquisitions of Inamed and Cornéal of $11.3 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement with Cornéal, a purchase accounting fair-market value inventory adjustment related to the Cornéal acquisition of $0.5 million, and other net indirect costs of $13.7 million.

The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2008 and September 28, 2007 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended		Nine months ended
	September 30, 2008	September 28, 2007	September 30, 2008	September 28, 2007
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$310.0	$277.1	$886.8	$751.2
Medical devices	62.4	52.8	170.0	163.9

Total segments	372.4	329.9	1,056.8	915.1
General and administrative expenses, other indirect costs and other adjustments	101.4	74.9	312.6	247.8
In-process research and development	—	—	—	72.0
Amortization of acquired intangible assets (a)	33.8	23.5	94.2	70.0
Restructuring charges	(0.2)	11.0	37.6	24.3

Total operating income	$237.4	$220.5	$612.4	$501.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the third quarter of 2008 was $237.4 million, or 21.9% of product net sales, compared to consolidated operating income of $220.5 million, or 22.5% of product net sales in the third quarter of 2007. The $16.9 million increase in consolidated operating income was due to a $103.2 million increase in product net sales, a $1.3 million increase in other revenues and an $11.2 million decrease in restructuring charges, partially offset by a $21.2 million increase in cost of sales, a $44.8 million increase in SG&A expenses, a $22.2 million increase in R&D expenses and a $10.6 million increase in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the third quarter of 2008 was $310.0 million, compared to operating income of $277.1 million in the third quarter of 2007. The $32.9 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts and new products, including new urologics products acquired in the Esprit acquisition, and an increase in R&D expenses.

Our medical devices segment operating income in the third quarter of 2008 was $62.4 million, compared to operating income of $52.8 million in the third quarter of 2007. The $9.6 million increase in our medical devices segment operating income was due primarily to an increase in product net sales across all product lines and an overall decrease in promotion expenses, partially offset by increased investments in spending for selling and marketing activities, primarily increased sales personnel costs, and an increase in R&D expenses.

Our consolidated operating income in the first nine months of 2008 was $612.4 million, or 18.6% of product net sales, compared to consolidated operating income of $501.0 million, or 17.9% of product net sales in the first nine months of 2007. The $111.4 million increase in consolidated operating income was due to a $494.8 million increase in product net sales and a

$3.7 million increase in other revenues, partially offset by an $81.0 million increase in cost of sales, a $214.4 million increase in SG&A expenses, a $54.5 million increase in R&D expenses, a $23.9 million increase in amortization of acquired intangible assets and a $13.3 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in the first nine months of 2008 was $886.8 million, compared to operating income of $751.2 million in the first nine months of 2007. The $135.6 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2008.

Our medical devices segment operating income in the first nine months of 2008 was $170.0 million, compared to operating income of $163.9 million in the first nine months of 2007. The $6.1 million increase in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2008.

Non-Operating Income and Expense

Total net non-operating income in the third quarter of 2008 was $1.9 million compared to total net non-operating expense of $9.2 million in the third quarter of 2007. Interest income in the third quarter of 2008 was $6.5 million compared to interest income of $18.4 million in the third quarter of 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $275 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.5 percentage points in the third quarter of 2008 compared to the third quarter of 2007. Interest expense decreased $3.0 million to $14.5 million in the third quarter of 2008 compared to $17.5 million in the third quarter of 2007, primarily due to $1.0 million recognized in the third quarter of 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement and a decrease in average outstanding borrowings for the third quarter of 2008 compared to the third quarter of 2007. During the third quarter of 2008, we recorded a net unrealized gain on derivative instruments of $7.9 million compared to a net unrealized gain of $0.4 million in the third quarter of 2007. Other, net income was $2.0 million in the third quarter of 2008, consisting primarily of $1.7 million in net realized gains from foreign currency transactions. Other, net expense was $10.5 million in the third quarter of 2007, consisting primarily of $10.3 million in net realized losses from foreign currency transactions.

Total net non-operating expense in the first nine months of 2008 was $21.4 million compared to $22.1 million in the first nine months of 2007. Interest income in the first nine months of 2008 was $28.0 million compared to interest income of $48.6 million in the first nine months of 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $186 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 1.9 percentage points in the first nine months of 2008 compared to the first nine months of 2007, partially offset by $3.5 million of statutory interest income related to income taxes recorded in the first nine months of 2008. Interest expense decreased $8.8 million to $44.7 million in the first nine months of 2008 compared to $53.5 million in the first nine months of 2007, primarily due to $4.9 million recognized in the first nine months of 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement and a decrease in average outstanding borrowings for the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2008, we recorded a net unrealized gain on derivative instruments of $4.4 million compared to a net unrealized loss of $1.3 million in the first nine months of 2007. Other, net expense was $9.1 million in the first nine months of 2008, consisting primarily of $9.4 million in net realized losses from foreign currency transactions. Other, net expense was $15.9 million in the first nine months of 2007, consisting primarily of $15.9 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the third quarter of 2008 was 29.0%. Included in our operating income for the third quarter of 2008 are a net restructuring charge reversal of $0.2 million, total integration and transition costs of $0.1 million related to the Esprit and Cornéal acquisitions and $4.8 million of termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of our manufacturing facility in Arklow, Ireland. In the third quarter of 2008, we recorded income tax benefits of $0.2 million related to the net restructuring charge reversal and $0.5 million related to the costs described above in connection with the phased closure of our manufacturing facility in Arklow, Ireland. Excluding the impact of the net pre-tax charges of $4.7 million and the income tax benefits of $0.7 million for the items discussed above, our adjusted effective tax rate for the third quarter of 2008 was 28.7%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the third quarter of 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$239.3
Net restructuring charge reversal	(0.2)
Total integration and transition costs	0.1
Total termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	4.8

$244.0

Provision for income taxes, as reported	$69.4
Income tax benefit for:
Total restructuring charges	0.2
Total termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	0.5

$70.1

Adjusted effective tax rate	28.7%

Our effective tax rate for the first nine months of 2008 was 27.4%. Included in our operating income for the first nine months of 2008 are total restructuring charges of $37.6 million, total integration and transition costs of $2.0 million related to the Esprit and Cornéal acquisitions, $5.8 million of termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of our manufacturing facility in Arklow, Ireland and an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout. In the first nine months of 2008, we recorded income tax benefits of $3.1 million related to the total restructuring charges, $0.5 million related to the total integration and transition costs, $0.6 million related to the costs described above related to the phased closure of our manufacturing facility in Arklow, Ireland, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout and a $2.4 million U.S. state and federal deferred tax benefit related to the legal entity integration of our Esprit and Inamed acquisitions. Excluding the impact of the total pre-tax charges of $57.1 million and the total income tax benefits of $11.2 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2008 was 26.7%.

The calculation of our adjusted effective tax rate for the first nine months of 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$591.0
Total restructuring charges	37.6
Total integration and transition costs	2.0
Total termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	5.8
Esprit fair market value inventory rollout	11.7

$648.1

Provision for income taxes, as reported	$161.8
Income tax benefits for:
Total restructuring charges	3.1
Total integration and transition costs	0.5
Total termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	0.6
Esprit fair market value inventory rollout	4.6
Deferred tax benefit from legal entity integration	2.4

$173.0

Adjusted effective tax rate	26.7%

Our effective tax rate for the third quarter and the first nine months of 2007 was 26.2% and 29.0%, respectively, our effective tax rate for the year ended December 31, 2007 was 27.1% and our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%. Included in our operating income for the year ended December 31, 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, a $3.3 million charge to cost of sales associated with the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, total integration and transition costs of $14.7 million related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, total restructuring charges of $26.8 million and a legal settlement cost of $6.4 million. In 2007, we recorded income tax benefits of $1.3 million related to the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $3.6 million related to the total integration and transition costs, $8.0 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Also included in the provision for income taxes in 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $125.5 million and the total income tax benefits of $17.0 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2007 was 25.0%.

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

The increase in the adjusted effective tax rate to 26.7% in the first nine months of 2008 compared to the adjusted effective tax rate for the year ended December 31, 2007 of 25.0% is primarily due to the negative impact of the expiration of the U.S. federal R&D tax credit that occurred effective January 1, 2008.

The U.S. federal R&D tax credit was reinstated for two years in October 2008 with retroactive effect to the beginning of our current 2008 fiscal year. The reinstatement of the U.S. federal R&D tax credit became effective during our fourth fiscal quarter, so the impact is not reflected in our financial statements as of September 30, 2008. We expect that the reinstatement of the U.S. federal R&D tax credit will reduce our estimated annual effective tax rate for 2008 by approximately 1.3 percentage points to 1.6 percentage points, with a positive impact on annual diluted earnings per share of approximately $0.04 to $0.06.

The higher adjusted effective tax rate of 28.7% in the third quarter of 2008 compared to the adjusted effective tax rate of 26.7% for the first nine months of 2008 is primarily due to the catch-up effect in the third quarter of 2008 related to adjusting the estimated annual effective tax rate for 2008 to a higher amount compared to the estimate used in the first six months of 2008.

Earnings from Continuing Operations

Our earnings from continuing operations in the third quarter of 2008 were $169.3 million compared to earnings from continuing operations of $156.0 million in the third quarter of 2007. The $13.3 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $16.9 million and the increase in net non-operating income of $11.1 million, partially offset by the increase in the provision for income taxes of $14.1 million and the increase in minority interest expense of $0.6 million.

Our earnings from continuing operations in the first nine months of 2008 were $428.0 million compared to earnings from continuing operations of $339.8 million in the first nine months of 2007. The $88.2 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $111.4 million and the decrease in net non-operating expense of $0.7 million, partially offset by the increase in the provision for income taxes of $23.1 million and the increase in minority interest expense of $0.8 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first nine months of 2008 was $481.0 million compared to $574.7 million for the first nine months of 2007. Cash flow from operating activities decreased in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of a net increase in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories, accounts payable and other liabilities, partially offset by an increase in earnings from operations, including the effect of adjusting for non-cash items. In the first nine months of 2008 and 2007, we paid pension contributions of $7.5 million and $7.3 million, respectively, to our U.S. defined benefit pension plan. In October 2008, we entered into a license, development, supply and distribution agreement with Spectrum Pharmaceuticals, Inc., or Spectrum, to jointly develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer. We will make an upfront payment of $41.5 million to Spectrum in the fourth quarter of 2008, which will be charged to research and development expenses.

Net cash used in investing activities in the first nine months of 2008 was $372.1 million compared to $459.4 million in the first nine months of 2007. During the first nine months of 2008, we paid approximately $150.1 million primarily for the acquisition of assets related to Aczone®, and invested $123.8 million in new facilities and equipment and $42.1 million in capitalized software. In July 2008, we purchased a manufacturing facility that was previously leased by us for approximately $23.0 million. Additionally, we capitalized $63.0 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment related to expected annual Restasis® net sales. In the first nine months of 2008, we collected $3.1 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. We currently expect to invest between $210 million and $230 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2008. In July 2007, our Board of Directors approved the investment of up to $95 million for the construction of a new office building at our main facility in Irvine, California. We started to incur design related costs for this office building in 2008 and currently expect major construction activities will begin in 2009.

During the first nine months of 2007, we paid $312.9 million, net of cash acquired, for the acquisitions of EndoArt and Cornéal. In August 2007, we issued a note receivable of $74.8 million to Esprit. The note receivable plus accrued interest was effectively settled as a result of our acquisition of Esprit on October 16, 2007. During the first nine months of 2007, we invested $73.6 million in new facilities and equipment and $18.7 million in capitalized software. Additionally, we capitalized $5.0 million as intangible assets in connection with a milestone payment related to Restasis®. In the first nine months of 2007, we received $16.7 million from the sale of the ophthalmic surgical device business and $8.9 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility.

Net cash used in financing activities was $250.9 million in the first nine months of 2008 compared to $79.7 million in the first nine months of 2007. In the first nine months of 2008, we repurchased 4.0 million shares of our common stock for $230.1 million, had net repayments of notes payable of $35.5 million and paid $45.5 million in dividends. This use of cash was partially offset by $50.5 million received from the sale of stock to employees and $9.7 million in excess tax benefits from share-based compensation. In the first nine months of 2007, we repurchased approximately 1.1 million shares of our common stock for $61.7 million, had net repayments of notes payable of $107.8 million and paid $45.6 million in dividends.

This use of cash was partially offset by $110.3 million received from the sale of stock to employees and $25.1 million in excess tax benefits from share-based compensation.

Effective October 23, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on December 1, 2008 to stockholders of record on November 10, 2008.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 30, 2008, we held approximately 3.7 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At September 30, 2008, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused debt shelf registration statement that we may use for a new medium-term note program and other issuances of debt securities, and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. The debt shelf registration statement provides for up to $350 million in additional debt securities. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 30, 2008. As of September 30, 2008, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under our current medium-term note program, $3.6 million in borrowings outstanding under various foreign bank facilities and no borrowings under our commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.

As of December 31, 2007, we had net pension and post-retirement benefit obligations totaling $56.5 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2008, we expect to pay pension contributions of between approximately $55.0 million and $65.0 million. The increase in expected contributions from our previous estimates is due to the negative impact on the value of assets in our funded pension plans due to the recent decline in the fair value of global equity and debt securities.

In connection with the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica, we began to record restructuring and other transition related costs beginning in the first quarter of 2008 and currently expect to continue to incur costs through the fourth quarter of 2009 of between $65 million and $70 million, of which $48 million to $52 million are expected to be cash expenditures.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At September 30, 2008 and December 31, 2007, we recognized in our consolidated balance sheets an asset reported in “Investment and other assets” and a corresponding increase in “Long-term debt” associated with the fair-value of the derivative of $21.8 million and $17.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and nine month periods ended September 30, 2008, we recognized $1.0 million and $4.9 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and nine month periods ended September 28, 2007, the adjustment of interest expense was immaterial.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 30, 2008, the remaining unrecognized gain, net of tax, of $5.9 million is recorded as a component of accumulated other comprehensive loss.

At September 30, 2008, we had approximately $3.6 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at September 30, 2008 and December 31, 2007.

	September 30, 2008
	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$579.3	$—	$—	$—	$—	$—	$579.3	$579.3
Weighted Average Interest Rate	2.35%	—	—	—	—	—	2.35%
Foreign Time Deposits	110.1	—	—	—	—	—	110.1	110.1
Weighted Average Interest Rate	3.75%	—	—	—	—	—	3.75%
Other Cash Equivalents	239.8	—	—	—	—	—	239.8	239.8
Weighted Average Interest Rate	2.87%	—	—	—	—	—	2.87%
Total Cash Equivalents	$929.2	$—	$—	$—	$—	$—	$929.2	$929.2
Weighted Average Interest Rate	2.65%	—	—	—	—	—	2.65%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$—	$750.0	$25.0	$798.3	$1,573.3	$1,547.5
Weighted Average Interest Rate	—	—	—	1.50%	7.47%	5.79%	3.77%
Other Variable Rate (non-US$)	3.6	—	—	—	—	—	3.6	3.6
Weighted Average Interest Rate	5.16%	—	—	—	—	—	5.16%
Total Debt Obligations (a)	$3.6	$—	$—	$750.0	$25.0	$798.3	$1,576.9	$1,551.1
Weighted Average Interest Rate	5.16%	—	—	1.50%	7.47%	5.79%	3.77%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$21.8
Average Pay Rate	—	—	—	—	—	4.25%	4.25%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at September 30, 2008 include debt obligations of $1,576.9 million and the interest rate swap fair value adjustment of $21.8 million.

	December 31, 2007
	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions, except interest rates)

ASSETS
Cash Equivalents:
Commercial Paper	$871.0	$—	$—	$—	$—	$—	$871.0	$871.0
Weighted Average Interest Rate	4.62%	—	—	—	—	—	4.62%
Foreign Time Deposits	108.1	—	—	—	—	—	108.1	108.1
Weighted Average Interest Rate	3.55%	—	—	—	—	—	3.55%
Other Cash Equivalents	96.9	—	—	—	—	—	96.9	96.9
Weighted Average Interest Rate	5.52%	—	—	—	—	—	5.52%
Total Cash Equivalents	$1,076.0	$—	$—	$—	$—	$—	$1,076.0	$1,076.0
Weighted Average Interest Rate	4.59%	—	—	—	—	—	4.59%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.6	$—	$—	$750.0	$25.0	$798.1	$1,607.7	$1,768.4
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	0.9	—	—	—	—	—	0.9	0.9
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.2	—	—	—	—	—	4.2	4.2
Weighted Average Interest Rate	4.42%	—	—	—	—	—	4.42%
Total Debt Obligations (a)	$39.7	$—	$—	$750.0	$25.0	$798.1	$1,612.8	$1,773.5
Weighted Average Interest Rate	6.59%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$17.1
Average Pay Rate	—	—	—	—	—	5.10%	5.10%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2007 include debt obligations of $1,612.8 million and the interest rate swap fair value adjustment of $17.1 million.

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

        All of our outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2008 and December 31, 2007. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements.

	September 30, 2008		December 31, 2007
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$181.7	1.48	$117.2	1.44
Canadian dollar	14.9	1.07	—	—
Japanese yen	3.0	105.38	—	—
Australian dollar	16.7	0.80	9.0	0.85
Swiss franc	8.6	1.12	3.7	1.15

	$224.9		$129.9

Estimated fair value	$7.9		$(2.0)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$52.2	1.41	$58.3	1.44

Estimated fair value	$0.1		$0.9

Foreign currency sold — put options:
Canadian dollar	$63.0	1.03	$50.3	1.00
Mexican peso	4.2	11.32	14.2	11.17
Australian dollar	26.5	0.82	21.3	0.86
Brazilian real	22.7	1.96	17.6	1.86
Euro	140.6	1.45	151.2	1.47
Japanese yen	3.0	106.91	10.5	107.92
Swedish krona	2.5	6.42	10.0	6.41
Swiss franc	1.1	1.11	4.7	1.12

	$263.6		$279.8

Estimated fair value	$14.4		$7.3

Foreign currency purchased — call options:
U.K. pound	$2.4	2.04	$16.0	2.05

Estimated fair value	$—		$0.1

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of September 30, 2008, there were no changes in our internal control over financial reporting that occurred during the first nine month period of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 10, “Legal Proceedings,” to the unaudited condensed consolidated financial statements under Part I, Item 1(D) of this report.

Item 1A. Risk Factors

There have been no significant changes to the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the third fiscal quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2008 to July 31, 2008	408,100	$51.84	408,100	15,261,448
August 1, 2008 to August 31, 2008	157,251	51.27	157,251	15,310,079
September 1, 2008 to September 30, 2008	809,649	56.86	809,649	14,706,930

Total	1,375,000	$54.73	1,375,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 30, 2008, we held approximately 3.7 million treasury shares under this program. Effective January 1, 2008, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.35	Allergan, Inc. 2008 Management Bonus Plan (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

Exhibit No.	Description
10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.41	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.42	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.43	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.44	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.45	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.46	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.47	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.48	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.49	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.50	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.51	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.52	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.53	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.54	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.55	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.56	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.57	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.58	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.59	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.60	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.61	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.62	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.63	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.64	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.65	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.66	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.67	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.68	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.69	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.70	Purchase Agreement, dated as of June 6, 2008, by and between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.71	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.72	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.73	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.74	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.75	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.76	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.77	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.78	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.79	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.80	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.81	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.82	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.83	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.84	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.85	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008

ALLERGAN, INC. /s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.3	Amendment to Rights Agreement, dated as of January 2, 2002, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.4	Second Amendment to Rights Agreement, dated as of January 30, 2003, between First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.5	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.6	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co., Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.3	Form of Allergan, Inc. Change in Control Agreement 11E Grade (applicable to certain employees hired after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc.’s 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan, as amended and restated November 2000 and as adjusted for 1999 stock split (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2005) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.16	Allergan, Inc. Employee Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2005) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.20	Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.21	First Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.22	Second Amendment to Allergan, Inc. Pension Plan (Restated 2005) (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.23	Restated Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.24	First Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.25	Second Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.26	Third Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.46 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.27	Fourth Amendment to Allergan, Inc. Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.28	Restated Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 1996)

10.29	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 24, 1999)

10.30	Second Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

10.31	Third Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.45 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.32	Fourth Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

10.33	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.34	Allergan, Inc. 2008 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.35	Allergan, Inc. 2008 Management Bonus Plan (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2007)

10.36	Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002)

Exhibit No.	Description
10.37	First Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.29 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003)

10.38	Second Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39	Third Amendment to Allergan, Inc. Executive Deferred Compensation Plan (amended and restated effective January 1, 2003) (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.40	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.41	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.42	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.43	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.44	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.45	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.46	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.47	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.48	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.49	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.50	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.51	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.52	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.53	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.54	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.55	Distribution Agreement, dated March 4, 1994, between Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.56	Credit Agreement, dated as of October 11, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.47 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.57	First Amendment to Credit Agreement, dated as of October 30, 2002, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries Referred to Therein, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 27, 2002)

10.58	Second Amendment to Credit Agreement, dated as of May 16, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 27, 2003)

10.59	Third Amendment to Credit Agreement, dated as of October 15, 2003, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.54 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.60	Fourth Amendment to Credit Agreement, dated as of May 26, 2004, among Allergan, Inc., as Borrower and Guarantor, the Banks Listed Therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 25, 2004)

10.61	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.62	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.63	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.64	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.65	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
10.66	Stock Sale and Purchase Agreement, dated as of October 31, 2006, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.67	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, by and among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.68	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., Banner Acquisition, Inc., a wholly-owned subsidiary of Allergan, and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 13, 2005)

10.69	Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.70	Purchase Agreement, dated as of June 6, 2008, by and between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.71	Contribution and Distribution Agreement, dated as of June 24, 2002, by and among Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.72	Transitional Services Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.73	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.74	Tax Sharing Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.75	Manufacturing and Supply Agreement, dated as of June 30, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.39 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.76	Transition and General Release Agreement, effective as of August 6, 2004, by and between Allergan, Inc. and Lester J. Kaplan (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 26, 2004)

10.77	Transfer Agent Services Agreement, dated as of October 7, 2005, by and among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.78	Botox® — China License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.79	Botox® — Japan License Agreement, dated as of September 30, 2005, by and among Allergan, Inc. Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.80	Co-Promotion Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.81	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, by and among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.82	China Botox® Supply Agreement, dated as of September 30, 2005, by and among Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.83	Japan Botox® Supply Agreement, dated as of September 30, 2005, by and between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.84	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, by and between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, by and among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.85	Severance and General Release Agreement between Allergan, Inc. and Roy J. Wilson, dated as of October 6, 2006 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 10, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	All vice president level employees, including executive officers, of Allergan, Inc., grade level 11E and above, hired before December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement

†††	All employees of Allergan, Inc., grade level 11E and below, hired after December 4, 2006, are eligible to be party to the Allergan, Inc. Change in Control Agreement