Form 10-K
period 2008-12-31
ALLERGAN INC
filed 2009-02-27
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10269

Allergan, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1622442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Dupont Drive Irvine, California	92612 (Zip Code)
(Address of Principal Executive Offices)

(714) 246-4500

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value Preferred Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,974 million based on the closing sale price as reported on the New York Stock Exchange.

Common stock outstanding as of February 24, 2009 — 307,511,888 shares (including 3,035,522 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2009, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Our diversified business model includes products for which consumers may be eligible for reimbursement and cash pay products that consumers pay for directly. Based on internal information and assumptions, we estimate that in fiscal year 2008, approximately 70% of our net product sales were derived from reimbursable products and 30% of our net product sales were derived from cash pay products.

In March 2006, we completed the acquisition of Inamed Corporation, or Inamed, a global healthcare manufacturer and marketer of breast implants, a range of dermal filler products to correct facial wrinkles, and bariatric medical devices for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of our common stock.

In January 2007, we acquired all of the outstanding capital stock of Groupe Cornéal Laboratoires, or Cornéal, a healthcare company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The acquisition of Cornéal expanded our marketing rights to Juvéderm® and a range of hyaluronic acid dermal fillers from the United States, Canada and Australia to all countries worldwide and provided us with control over the manufacturing process and future research and development of Juvéderm® and other dermal fillers.

In October 2007, we acquired all of the outstanding capital stock of Esprit Pharma Holding Company, Inc., or Esprit, for an aggregate purchase price of approximately $370.8 million, net of cash acquired. In addition to marketing Sanctura® (trospium chloride), a twice-a-day anticholinergic approved for the treatment of overactive bladder, or OAB, the U.S. Food and Drug Administration, or FDA, approved Sanctura XR® (trospium chloride extended release capsules) for the once-daily treatment of OAB in August 2007. By acquiring Esprit, we obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus Pharmaceuticals, Inc., or Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XR® and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. We also entered into a co-promotion agreement with Indevus, which we amended in January 2009, pursuant to which Indevus co-promotes Sanctura® and Sanctura XR® with us in the United States through the third quarter of 2009. We launched Sanctura XR® in the United States in January 2008. In May 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada.

In July 2008, we acquired Aczone® (dapsone) gel 5% from QLT USA, Inc., or QLT, a wholly-owned subsidiary of QLT Inc. We paid approximately $150 million for all of QLT’s assets worldwide relating to Aczone®. Aczone®, approved for sale in both the United States and Canada, is indicated for the treatment of acne vulgaris in patients 12 and older. Aczone® contains the first new FDA-approved chemical entity (dapsone) for acne treatment since Tazorac® (tazarotene) gel was approved in 1997. We launched Aczone® in the United States in November 2008 and plan to launch Aczone® in Canada in mid-2009.

In October 2008, we entered into a strategic collaboration arrangement with Spectrum Pharmaceuticals, Inc., or Spectrum, to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation. Under the collaboration, Spectrum will conduct two Phase III clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. Spectrum expects to complete enrollment in the trials by the end of 2009. We made an initial payment of $41.5 million to Spectrum and will make additional payments of up to $304 million based on the achievement of certain development, regulatory and commercialization milestones. Spectrum retained exclusive rights to apaziquone in Asia, including Japan and China. We received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe. In the United States, we will co-promote apaziquone with Spectrum and share equally in the profits and expenses. We will also pay Spectrum royalties on all of our apaziquone sales outside of the United States. Spectrum will continue to conduct the apaziquone clinical trials pursuant to a joint development plan, and we will bear the majority of these expenses.

In February 2009, in order to concentrate our resources during the current recessionary period on customer-facing activities and on building the strength of our research and development pipeline while continuing to deliver on our earnings goals, we conducted a worldwide review of our operations to improve efficiency and began implementing a restructuring plan. Pursuant to the restructuring plan, we have focused our spending on programs and businesses that produce the highest returns. The restructuring plan involved a workforce reduction of approximately 460 employees, or approximately five percent of our global headcount, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan were in two areas: (1) U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and (2) marketing personnel in the United States and Europe as we adjust our back-office structures to a reduced short-term outlook for some of our businesses. We have made modest reductions in other functions as well as re-engineered our processes in order to increase productivity. Furthermore, in connection with the restructuring plan, we accelerated the vesting and removed certain stock option expiration features for all employees holding the 2008 full-round employee stock options granted in February 2008 and modified certain stock option expiration features for other stock options held by employees impacted by the restructuring plan. We anticipate substantially completing the restructuring plan by the end of the second quarter of 2009.

We were founded in 1950 and incorporated in Delaware in 1977. Our principal executive offices are located at 2525 Dupont Drive, Irvine, California, 92612, and our telephone number at that location is (714) 246-4500. Our Internet website address is www.allergan.com1. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Members of the public may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically with the SEC.

Operating Segments

Through the first fiscal quarter of 2006, we operated our business on the basis of a single reportable segment — specialty pharmaceuticals. Due to the Inamed acquisition, beginning in the second fiscal quarter of 2006, we operated our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for chronic dry eye, glaucoma therapy, ocular inflammation, infection and allergy; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, other prescription and over-the-counter skin care products and, beginning in the first quarter of 2009, eyelash growth products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the OrberaTM Intragastric Balloon System (formerly known as the BIB® System) and facial aesthetics products. The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals segment and medical devices segment, domestic and international sales as a percentage of total product net sales within our specialty pharmaceuticals segment and medical devices segment, and segment operating income for our specialty pharmaceuticals segment and medical devices segment:

[1]	This website address is not intended to function as a hyperlink and the information at this website address is not incorporated by reference into this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,009.1	$1,776.5	$1,530.6
Botox®/Neuromodulator	1,310.9	1,211.8	982.2
Skin Care Products	113.7	110.7	125.7
Urologics	68.6	6.0	—

Total Specialty Pharmaceuticals Segment Product Net Sales	$3,502.3	$3,105.0	$2,638.5

Specialty Pharmaceuticals Segment Product Net Sales
Domestic	65.2%	65.8%	67.9%
International	34.8%	34.2%	32.1%

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$310.0	$298.4	$177.2
Obesity Intervention	296.0	270.1	142.3
Facial Aesthetics	231.4	202.8	52.1

Core Medical Devices	837.4	771.3	371.6
Other(1)	—	2.7	—

Total Medical Devices Segment Product Net Sales	$837.4	$774.0	$371.6

Medical Devices Segment Product Net Sales
Domestic	62.0%	65.1%	64.2%
International	38.0%	34.9%	35.8%

Specialty Pharmaceuticals Segment Operating Income(2)	$1,220.1	$1,047.9	$888.8
Medical Devices Segment Operating Income(2)	222.0	207.1	119.9

Consolidated Long-Lived Assets
Domestic	$3,779.7	$3,702.0	$3,279.0
International	553.8	557.5	244.0

(1)	Other medical device product sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007.

(2)	Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

See Note 18, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information concerning our foreign and domestic operations.

Specialty Pharmaceuticals Segment

Eye Care Pharmaceuticals Product Line

We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including chronic dry eye, glaucoma, inflammation, infection and allergy.

Chronic Dry Eye. Restasis® (cyclosporine ophthalmic emulsion) 0.05%, or Restasis®, is the first and currently the only prescription therapy for the treatment of chronic dry eye worldwide. Restasis® is our best selling eye care product. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases such as Sjögren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears as a temporary measure to provide palliative relief of the debilitating symptoms of chronic dry eye. We launched Restasis® in the United States in April 2003 under a license from Novartis AG, or Novartis, for the ophthalmic use of cyclosporine. Restasis® is currently approved in 28 countries. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis in exchange for Novartis’ worldwide rights and obligations, excluding Japan, for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. Under the royalty buy-out agreement, we no longer make royalty payments to Novartis in connection with our sales of Restasis®. In June 2001, we entered into a licensing, development and marketing agreement with Inspire Pharmaceuticals, Inc., or Inspire, under which we obtained an exclusive license to develop and commercialize Inspire’s product candidate, ProlacriaTM (diquafosol tetrasodium) 2%, or ProlacriaTM, a treatment to relieve the signs of chronic dry eye by rehydrating conjunctival mucosa and increasing non-lacrimal tear component production, in exchange for our agreement to make royalty payments to Inspire on sales of both Restasis® and, ultimately ProlacriaTM, and for Inspire to promote Restasis® in the United States. In December 2003, the FDA issued an approvable letter for ProlacriaTM and also requested additional clinical data. In February 2005, Inspire announced that ProlacriaTM failed to demonstrate statistically significant improvement as compared to a placebo for the primary endpoint of the incidence of corneal clearing. Inspire also announced that ProlacriaTM achieved improvement compared to a placebo for a number of secondary endpoints. Inspire filed a New Drug Application, or NDA, amendment with the FDA in the second quarter of 2005. In December 2005, Inspire announced that it had received a second approvable letter from the FDA in connection with ProlacriaTM. In January 2009, Inspire announced that it had reached agreement with the FDA on the design for a pivotal Phase III clinical trial for ProlacriaTM. In December 2008, under an amendment to the licensing, development and marketing agreement, Inspire ceased co-promoting Restasis® in the United States.

Artificial Tears. Our artificial tears products, including the Refresh® and OptiveTM brands, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. Refresh®, launched in 1986, is the best selling over-the-counter artificial tears brand in the United States and includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. The OptiveTM brand, including OptiveTM Lubricant Eye Drops and OptiveTM Sensitive Preservative-Free Lubricant Eye Drops, provides a dual-action formula to lubricate the surface of the eye and hydrate the eye at a cellular level to relieve dry eye symptoms. We launched OptiveTM Lubricant Eye Drops in the United States in September 2006 and in certain countries in Europe in September 2007. We launched OptiveTM Sensitive Preservative-Free Lubricant Eye Drops in the United States in August 2008 and in certain countries in Europe in January 2009. According to IMS Health Incorporated, an independent marketing research firm, our artificial tears products, including the Refresh® and OptiveTM brands, were again the number one selling artificial tears products worldwide for the first nine months of 2008.

Glaucoma. The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 60 million people worldwide have glaucoma. According to IMS Health Incorporated, our products for the treatment of glaucoma, including Lumigan® (bimatoprost ophthalmic solution) 0.03%, or Lumigan®, Alphagan® (brimonidine tartrate ophthalmic solution) 0.2%, or Alphagan®, Alphagan® P (brimonidine tartrate ophthalmic solution) 0.15%, or Alphagan® P 0.15%, Alphagan® P (brimonidine tartrate ophthalmic solution) 0.1%, or Alphagan® P 0.1%, Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5%, or Combigan® and GanfortTM (bimatoprost/timolol maleate ophthalmic solution) captured approximately 18% of the worldwide glaucoma market for the first nine months of 2008.

Lumigan® is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. We currently sell Lumigan® in over 75 countries worldwide and it is our second best selling eye care product. According to IMS Health Incorporated, Lumigan® was the fourth best selling glaucoma product in the world for the first nine months of 2008. In March 2002, the European Commission approved Lumigan® through its centralized procedure. In January 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. In June 2006, the FDA approved Lumigan® as a first-line therapy. In May 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., or Senju, under which Senju became responsible for the development and commercialization of Lumigan® in Japan. Senju incurs associated costs, makes clinical development and commercialization milestone payments and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. In June 2007, Senju filed a new drug application in Japan for Lumigan®.

In November 2003, we filed an NDA with the FDA for GanfortTM, a Lumigan® and timolol combination designed to treat glaucoma or ocular hypertension. In August 2004, we announced that the FDA issued an approvable letter for GanfortTM, setting out the conditions, including additional clinical investigation, which we must meet in order to obtain final FDA approval. In May 2006, we received a license from the European Commission to market GanfortTM in the European Union. Combined sales of Lumigan® and GanfortTM represented approximately 10% of our total consolidated product net sales in 2008 and 2007 and 11% of our total consolidated product net sales in 2006. The decline in the percentage of our total net sales represented by sales of Lumigan® primarily resulted from the significant increase in our total consolidated product net sales as a result of the Inamed acquisition.

Our third best selling eye care pharmaceutical products are the ophthalmic solutions Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1%. Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.15% and Alphagan® P 0.1% are improved reformulations of Alphagan® containing brimonidine, the active ingredient in Alphagan®, preserved with Purite®. We currently market Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% in over 70 countries worldwide.

Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% combined were the fifth best selling glaucoma products in the world for the first nine months of 2008, according to IMS Health Incorporated. Combined sales of Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% and Combigan® represented approximately 9% of our total consolidated product net sales in 2008 and 2007 and 10% of our total consolidated product net sales in 2006. The decline in the percentage of our total net sales represented by sales of Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan® primarily resulted from the significant increase in our total consolidated product net sales as a result of the Inamed acquisition. In July 2002, based on the acceptance of Alphagan® P 0.15%, we discontinued the U.S. distribution of Alphagan®. In May 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., or Kyorin, under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P 0.15% in Japan’s ophthalmic specialty area. Kyorin subsequently sublicensed its rights under the agreement to Senju. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We agreed to work collaboratively with Senju on overall product strategy and management. Alphagan® P 0.1% was launched in the U.S. market in the first quarter of 2006. The marketing exclusivity period for Alphagan® P 0.15% expired in the United States in September 2004 and the marketing exclusivity period for Alphagan® P 0.1% expired in August 2008, although we have a number of patents covering the Alphagan® P 0.15% and Alphagan® P 0.1% technology that extend to 2021 in the United States and 2009 in Europe, with corresponding patents pending in Europe. In May 2003, the FDA approved the first generic of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia and Argentina. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information regarding litigation involving Alphagan®. Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., or Alcon, attempted to obtain FDA approval for and to launch a brimonidine product to compete with our Alphagan® P 0.15% product. However, pursuant to a March 2006 settlement with Alcon, Alcon agreed not to sell, offer for sale or distribute its brimonidine product until September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if prescriptions of Alphagan® P 0.15% have reached a specified threshold as compared to other brimonidine-containing products.

In addition to our Alphagan® and Lumigan® products, we developed the ophthalmic solution Combigan®, a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension in people who are not responsive to treatment with only one medication and are considered appropriate candidates for combination therapy. In November 2005, we received positive opinions for Combigan® from 20 concerned member states included in the Combigan® Mutual Recognition Procedure for the European Union, and we launched Combigan® in the European Union during 2006. In October 2007, the FDA approved Combigan® and we launched Combigan® in the United States in November 2007. Combigan® is now sold in over 45 countries worldwide.

Inflammation. Our leading ophthalmic anti-inflammatory product is Acular® (ketorolac ophthalmic solution) 0.5%, or Acular®. Acular® is a registered trademark of and is licensed from its developer, Syntex (U.S.A.) Inc., a business unit of Hoffmann-LaRoche Inc., the U.S. prescription drug unit of Roche Group. Acular® is indicated for the temporary relief of itch associated with seasonal allergic conjunctivitis, the inflammation of the mucus membrane that lines the inner surface of the eyelids, and for the treatment of post-operative inflammation in patients who have undergone cataract extraction. Acular PF was the first, and currently remains the only unit-dose, preservative-free topical non-steroidal anti-inflammatory drug, or NSAID, in the United States. Acular PF is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. Acular LS® (ketorolac ophthalmic solution) 0.4% is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery. In addition, we have completed our Phase III clinical trials for an enhanced formula of ketorolac for an anti- inflammation indication and have filed the NDA with the FDA. The Acular® franchise was the best selling ophthalmic NSAID in the world during the first nine months of 2008, according to IMS Health Incorporated.

Our ophthalmic anti-inflammatory product Pred Forte® remains a leading topical steroid worldwide based on 2008 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

Infection. Our leading anti-infective is Zymar® (gatifloxacin ophthalmic solution) 0.3%, or Zymar®, which we license from Kyorin and have worldwide ophthalmic commercial rights excluding Japan, Korea, Taiwan and certain other countries in Asia. We launched Zymar® in the United States in April 2003. Zymar® is a fourth-generation fluoroquinolone for the treatment of bacterial conjunctivitis and is currently approved in 33 countries.

Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. We are also currently in Phase III development of an enhanced formula of Zymar® for bacterial conjunctivitis. According to Verispan, an independent research firm, Zymar® was the number two ophthalmic anti-infective prescribed by ophthalmologists in the United States in 2008. Zymar® was the third best selling ophthalmic anti-infective product in the world for the first nine months of 2008, according to IMS Health Incorporated. Our Ocuflox®/Oflox®/Exocin® ophthalmic solution is a leading product in the ophthalmic anti-infective market. Ocuflox® has no patent protection or marketing exclusivity and faces generic competition.

Allergy. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. We license Alocril® from Fisons Ltd., a business unit of Sanofi-Aventis, and hold worldwide ophthalmic commercial rights excluding Japan. Alocril® is approved in the United States, Canada and Mexico. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. We co-promote Elestat® in the United States under an agreement with Inspire within the ophthalmic specialty area and to allergists. Under the terms of our agreement with Inspire, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestat® net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestat®. We have retained all international marketing and selling rights. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestat® in the United States during 2004. Elestat® (together with sales under its brand names Relestat® and Purivist®) is currently approved in 43 countries and was the fifth best selling ophthalmic allergy product in the world (and fourth in the United States) for the first nine months of 2008, according to IMS Health Incorporated.

Neuromodulator

Our neuromodulator product, Botox® (botulinum toxin type A), has a long-established safety profile and has been approved by the FDA for more than 19 years to treat a variety of medical conditions, as well as for aesthetic use since 2002. With more than 3,000 publications on Botox® in scientific and medical journals, results of dozens of clinical trials involving more than 13,000 patients and having been used in clinical practice to treat more than a million patients worldwide, Botox® is a widely researched medicine with more than 100 potential therapeutic and aesthetic uses reported in the medical literature. Botox® is now accepted in many global regions as the standard therapy for indications ranging from therapeutic neuromuscular disorders to facial aesthetics. The versatility of Botox® is based on its localized treatment effect. Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in more than 75 countries for up to 21 unique indications. Sales of Botox® represented approximately 30%, 31% and 33% of our total consolidated product net sales in 2008, 2007 and 2006 respectively. The decline in the percentage of our total net sales represented by sales of Botox® primarily resulted from the significant increase in our total consolidated product net sales as a result of the Inamed acquisition. Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States are as follows:

•	blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over;

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck in adults, along with associated neck pain; and

•	severe primary axillary hyperhidrosis (underarm sweating) that is inadequately managed with topical agents.

In many countries outside of the United States, Botox® is also approved for treating hemifacial spasm, pediatric cerebral palsy and post-stroke focal spasticity. We are currently pursuing approvals for Botox® in the United States and Europe for new indications, including chronic migraine, post-stroke focal spasticity, overactive bladder and benign prostate hyperplasia. In April 2005, we announced plans to conduct two Phase III clinical trials to investigate the safety and efficacy of Botox® as a prophylactic therapy in patients with chronic migraine. On September 11, 2008, we announced completion of a top-line analysis of our Phase III clinical trials, which found that Botox® treatment decreased the number of headache days patients with chronic migraines suffered compared to patients receiving placebo injections. In addition, Botox® treatments were well tolerated in the trials in patients suffering from chronic migraines and patients receiving Botox® scored statistically significantly higher improvement in quality of life compared to patients receiving placebo injections. Based on this data, we plan to file a supplemental Biologics License Application, or sBLA, with the FDA for the use of Botox® to treat chronic migraine by mid-2009. In August 2008, we filed a sBLA with the FDA to treat post-stroke focal spasticity. In May 2005, we reached agreement with the FDA to enter Phase III clinical trials for the use of Botox® to treat neurogenic overactive bladder and Phase II clinical trials for the use of Botox® to treat idiopathic overactive bladder. In December 2005, we initiated Phase II clinical trials for the use of Botox® to treat benign prostate hyperplasia.

Botox® Cosmetic. The FDA has approved Botox® for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is designed to relax wrinkle-causing muscles to smooth the deep, persistent, glabellar lines between the brow that often develop during the aging process. Currently, approximately 60 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. Health Canada, the Canadian national regulatory body, approved Botox® Cosmetic for the treatment of upper facial lines in November 2005, and this indication has also been approved in Australia and New Zealand. In 2002, we launched comprehensive direct-to-consumer marketing campaigns, including television commercials, radio commercials, print advertising and interactive media aimed at dermatologists, plastic and reconstructive surgeons and other aesthetic specialty physicians, as well as consumers, in Canada and the United States and these campaigns continue. We also continue to sponsor aesthetic specialty physician training in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. With the integration of the former Inamed medical products into our Total Facial RejuvenationTM portfolio, we now have a worldwide leadership position in the facial aesthetics market.

In October 2005, we entered into a long-term arrangement with GlaxoSmithKline, or GSK, under which GSK agreed to develop and promote Botox® in Japan and China and we agreed to co-promote GSK’s products Imitrex STATdose System® (sumatriptan succinate) and Amerge® (naratriptan hydrochloride) in the United States. Under the terms of the arrangement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China, markets in which GSK has extensive commercial, regulatory and research and development resources, as well as expertise in neurology. We received an up-front payment, and we receive royalties on GSK’s Botox® sales in Japan and China. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments. GSK received approval of Botox® for the treatment of glabellar lines in Japan and plans to launch Botox® in Japan during the first quarter of 2009. In addition, we obtained the right to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States to neurologists for a 5-year period, for which we receive fixed and performance payments from GSK. Imitrex STATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. Amerge® is approved for the acute treatment of migraine attacks with and without an aura in adults.

Skin Care Product Lines

Our skin care product lines focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada.

Acne/Psoriasis

Aczone®. Our product Aczone® (dapsone) gel 5%, approved for sale in both the United States and Canada, is indicated for the treatment of acne vulgaris in patients 12 and older. Aczone® contains the first new FDA-approved chemical entity (dapsone) for acne treatment since Tazorac® (tazarotene) gel was approved in 1997. We launched Aczone® in the United States in November 2008 and plan to launch Aczone® in Canada in mid-2009.

Azelex®.  Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne and is licensed from Intendis GmbH, or Intendis, a division of Bayer Schering Pharma AG. We market Azelex® cream primarily in the United States.

Finacea®.  We co-promoted Finacea® (azelaic acid) gel 15%, or Finacea®, a topical rosacea treatment, with Intendis through a collaboration with Intendis that ended by its terms in February 2008. Following the termination of the collaboration, we no longer promote Finacea® but continue to receive certain payments for up to three years.

Tazarotene Products.  We market Tazorac® (tazarotene) gel in the United States for the treatment of acne and plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the treatment of psoriasis. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® (tazarotene) in certain parts of Europe, the Middle East and Africa. We entered into a strategic collaboration agreement with Stiefel Laboratories, Inc. in September 2007 to develop and market new products involving tazarotene for dermatological use worldwide, and to co-promote Tazorac® in the United States.

Topical Aesthetic Skin Care

Avage®.  Our product Avage® (tazarotene) cream is indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in January 2003.

Clinique Medical.  In October 2008, we launched Clinique Medical, a new line of science-based skin care products that complement in-office aesthetic procedures affecting the skin. The Clinique Medical product line was created though a strategic collaboration with Clinique Laboratories, LLC, or Clinique, a subsidiary of the Estée Lauder Companies Inc., and is sold exclusively in physicians’ offices in the United States. As part of our collaboration with Clinique, we expanded our sales force dedicated to physician-dispensed skin care products.

M.D. Forte®. We develop and market glycolic acid-based skin care products. We market our M.D. Forte® line of alpha hydroxy acid products to physicians in the United States.

Prevage® and Prevage® MD. In January 2005, we launched Prevage® cream, containing 1% idebenone, a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors, including sun damage, air pollution and cigarette smoke. In May 2005, we entered into an exclusive license agreement with Elizabeth Arden, Inc., or Elizabeth Arden, granting Elizabeth Arden the right to globally market a new formulation of Prevage® containing 0.5% idebenone, to leading department stores and other prestige cosmetic retailers. In September 2005, we began marketing Prevage® MD, containing 1% idebenone, to physicians in the United States.

Vivité®. In April 2007, we launched Vivité®, an advanced anti-aging skin care line that uses proprietary GLX TechnologyTM, creating a highly specialized blend of glycolic acid and natural antioxidants. We market our Vivité® line of skin care products to physicians in the United States.

Eyelash Growth

LatisseTM (bimatoprost ophthalmic solution) 0.03%, or LatisseTM, is the first, and currently the only, FDA-approved prescription treatment of eyelash hypotrichosis, or inadequate eyelashes. The FDA approved LatisseTM in December 2008 and we launched LatisseTM in the United States in January 2009. LatisseTM is a once-daily prescription treatment applied to the base of the upper eyelashes with a sterile, single-use-per-eye disposable applicator. Patients using LatisseTM typically experience noticeable eyelash growth in eight to 16 weeks. Continued treatment with LatisseTM is required to maintain its effect.

Urologics

Sanctura® and Sanctura XR®. Following our October 2007 acquisition of Esprit, we began marketing Sanctura® (trospium chloride), or Sanctura®, a twice-a-day anticholinergic approved for the treatment of overactive bladder, or OAB. In August 2007, the FDA approved Sanctura XR® (trospium chloride extended release capsules), or Sanctura XR®, a once-daily anticholinergic for the treatment of OAB, and we launched Sanctura XR® in January 2008. Sanctura XR® is well tolerated by patients and has demonstrated improvements in certain adverse side effects common in existing OAB treatments, including dry mouth. We obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus Pharmaceuticals, Inc., or Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XR® and assumed Esprit’s obligations to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. We also entered into a co-promotion agreement with Indevus, which we amended in January 2009, pursuant to which Indevus co-promotes Sanctura® and Sanctura XR® with us in the United States through the third quarter of 2009. In May 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada. In 2008, we announced plans to seek a partner to promote Sanctura® and Sanctura XR® to general practitioners in the United States, and in February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty, which resulted in a significant reduction in our urology sales force.

Medical Devices Segment

Breast Aesthetics

For more than 25 years, our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women in more than 60 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names Natrelle®, Inspira®, McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensionalTM and Inamed®. We currently market over 1,000 breast implant product variations worldwide to meet our customers’ preferences and needs.

Saline Breast Implants.  We sell saline breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The U.S. market is the primary market for our saline breast implants. Following the approval of silicone gel breast implants by the FDA in November 2006, the U.S. market has been rapidly undergoing a transition from saline breast implants to silicone gel breast implants.

Silicone Gel Breast Implants.  We sell silicone gel breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The safety of our silicone gel breast implants is supported by our extensive preclinical device testing, their use in over one million women worldwide and 18 years of U.S. clinical experience involving more than 130,000 women. The FDA approved our silicone gel breast implants in November 2006 based on the FDA’s review of our 10-year core clinical study and our preclinical studies, its review of studies by independent scientific bodies and the deliberations of advisory panels of outside experts. Following approval, we are required to comply with a number of conditions, including our distribution of labeling to physicians and the distribution of our patient planner, which includes our informed consent process to help patients fully consider the risks associated with breast implant surgery. In addition and pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we continue to monitor patients in the 10-year core clinical study and the 5-year adjunct clinical study and, in February 2007, we initiated the Breast Implant Follow-Up Study, or the BIFS study, a 10-year post-approval clinical study. The 10-year core clinical study, which we began in 1999 and had fully enrolled in 2000 with approximately 940 augmentation, revision or reconstructive surgery patients, was designed to establish the safety and effectiveness of our silicone gel breast implants. We plan to continue to monitor patients in the 10-year core clinical study through the end of the study. In November 2006, we terminated new enrollment into our 5-year adjunct study, which was designed to further support the safety and effectiveness of silicone gel breast implants and which includes over 80,000 revision or reconstructive surgery patients. We plan to continue to monitor patients in the 5-year adjunct study through the end of the study. Finally, pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we initiated the BIFS study, a new 10-year post-approval study of approximately 40,000 augmentation, revision or reconstructive surgery patients with silicone gel implants and approximately 20,000 augmentation, revision or reconstructive surgery patients with saline implants acting as a control group. In November 2008, the FDA approved a modification to the BIFS study, which reduced the number of patients with saline breast implants from 20,000 to approximately 15,000. The BIFS study is designed to provide data on a number of endpoints including, for example, long-term local complications, connective tissue disease issues, neurological disease issues, offspring issues, reproductive issues, lactation issues, cancer, suicide, mammography issues and to study magnetic resonance imaging compliance and rupture results.

Tissue Expanders.  We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture and market dermal filler products designed to improve facial appearance by smoothing wrinkles and folds. Our primary facial aesthetics products are the Juvéderm® dermal filler family of products, Zyderm® and Zyplast® and CosmoDerm® and CosmoPlast®.

Juvéderm®.  Our Juvéderm® dermal filler family of products, including Juvéderm®, HydrafillTM and Surgiderm®, are developed using our proprietary HylacrossTM technology, a technologically advanced manufacturing process that results in a smooth consistency gel formulation. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle gel-based hyaluronic acid technology, which is used in other hyaluronic acid dermal filler products. In June 2006, the FDA approved Juvéderm® Ultra and Juvéderm® Ultra Plus, indicated for wrinkle and fold correction, for sale in the United States. In Europe, we market various formulations of Juvéderm®, HydrafillTM and Surgiderm® for wrinkle and fold augmentation. The Juvéderm® dermal filler family of products are currently approved or registered in over 34 countries, including all major European markets.

In June 2007, the FDA approved label extensions in the United States for Juvéderm® Ultra and Juvéderm® Ultra Plus based on new clinical data demonstrating that the effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. We began selling Juvéderm® Ultra 2, 3 and 4, containing lidocaine, an anesthetic that alleviates pain during injections, in Europe in January 2008, and in Canada we began selling Juvéderm® Ultra and Ultra Plus with lidocaine in October 2008. In 2008, we filed a premarket approval supplement with the FDA for Juvéderm® Ultra and Ultra Plus with lidocaine.

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

On January 30, 2007, our Board of Directors approved a plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition based on the anticipated reduction in market demand for human and bovine collagen products as a result of the introduction of our hyaluronic acid dermal filler products. Specifically, the plan involved a workforce reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, and lease termination and contract settlements. We began to record costs associated with the closure of the collagen manufacturing facility in the first quarter of 2007 and substantially completed all restructuring activities and closed the collagen manufacturing facility in the fourth quarter of 2008. Before closing the collagen manufacturing facility, we manufactured a sufficient quantity of collagen products to meet estimated market demand through 2010.

Obesity Intervention

We develop, manufacture and market several medical devices for the treatment of obesity. Our principal product in this area, the Lap-Band® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass surgery or stomach stapling. The Lap-Band® System is an adjustable silicone elastomer band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. The new pouch fills faster, making the patient feel full sooner and, because the adjustable component of the band slows the passage of food, patients retain a feeling of fullness for longer periods of time. In addition to the anatomic effect of the pouch, data also suggests that patients with a properly adjusted band are less hungry due to neurological feedback to the brain.

The Lap-Band® System has achieved widespread acceptance in the United States and worldwide. In 2001, the FDA approved the Lap-Band® System to treat severe obesity in adults who have failed more conservative weight reduction alternatives. The Lap-Band® VG, a version of the Lap-Band® System with a larger band circumference, was approved by the FDA in January 2004, and meets the needs of a wider range of patients. In June 2007, we launched the Lap-Band AP® System, an evolution of the Lap-Band® System. The Lap-Band AP® System has proprietary 360-degree OmniformTM technology, which is designed to evenly distribute pressure throughout the band’s adjustment range. The Lap-Band AP® also serves patients who are physically larger, have thicker gastric walls or have substantial abdominal fat. Over 450,000 Lap-Band® System units have been sold worldwide since 1993. In December 2008, we completed enrollment in our pivotal adolescent study of Lap-Band® in patients aged 14 to 17 and plan to submit data to the FDA by the end of 2009. Also in March 2008, we completed enrollment of our lower body mass index, or BMI, pivotal study for Lap-Band® patients with a BMI of 30 to 40 and plan to review results and submit data to the FDA in 2010.

In November 2007, we entered into a co-promotion agreement with a subsidiary of Covidien Ltd., or Covidien, a leading global provider of healthcare products, under which Covidien co-promotes the Lap-Band® System to bariatric and other surgeons in the United States. Under the multi-year agreement, which became effective in November 2007, Covidien utilizes its surgical devices sales force and other specialized staff, as an adjunct to our bariatric sales force and other specialized staff, to promote, educate and train surgeons on the Lap-Band® System.

In February 2007, we completed the acquisition of Swiss medical technology developer EndoArt SA, or EndoArt, a pioneer in the field of telemetrically-controlled (or remote-controlled) gastric bands used to treat morbid obesity and other conditions. We paid approximately $97.1 million, net of cash acquired, for all of the outstanding EndoArt shares in an all cash transaction. The EndoArt acquisition gave us ownership of EndoArt’s proprietary technology platform, including FloWatch® technology, which powers the EasyBandTM Remote Adjustable Gastric Band System, or EasyBandTM, a next-generation, telemetrically-adjustable gastric banding device for the treatment of morbid obesity.

The EasyBandTM, like the Lap-Band® System, is implanted laparoscopically through a small incision. Clinical benefits of the EasyBandTM are similar to the Lap-Band® System’s clinical benefit, except that the EasyBandTM’s adjustments are done telemetrically rather than hydraulically, allowing for greater ease in adjustments and greater patient comfort.

We also sell the OrberaTM Intragastric Balloon System, which is a fixed-term weight loss therapy designed for use with overweight patients. Approved for sale in more than 60 countries but not in the United States, the OrberaTM System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient’s stomach to reduce stomach capacity and create an earlier sensation of fullness. The OrberaTM System is removed endoscopically within six months of placement, and is designed to be utilized in conjunction with a comprehensive diet and exercise program.

Other Products

Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. C. R. Bard, Inc., or Bard, licenses from us the exclusive worldwide marketing and distribution rights to Contigen®. We manufactured a sufficient supply of collagen to meet our contractual obligations to Bard through the expiration of our agreement with Bard in August 2011 prior to closing the Fremont manufacturing facility.

International Operations

Our international sales represented 35.4%, 34.3% and 32.6% of our total consolidated product net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

We sell our products directly and through independent distributors in over 100 countries worldwide. We maintain a global marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons and urologists who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail and Internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2008, we also utilized direct-to-consumer advertising for our Botox® Cosmetic, Juvéderm®, the Lap-Band® System, Natrelle® and Restasis® products.

Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, pediatricians, urologists and general practitioners. As of December 31, 2008, we employed approximately 2,800 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.

U.S. sales, including manufacturing operations, represented 64.6%, 65.7% and 67.4% of our total consolidated product net sales in 2008, 2007 and 2006, respectively. Sales to Cardinal Healthcare for the years ended December 31, 2008, 2007 and 2006 were 12.0%, 11.2% and 13.0%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2008, 2007 and 2006 were 12.3%, 11.1%, and 13.0%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.

We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians with the leading techniques and methods for using our products.

On February 4, 2009, we announced a restructuring plan that includes a workforce reduction of approximately 460 employees, primarily from among our U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as we adjust our back-office structures to a reduced short-term sales outlook for some of our businesses.

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

As of December 31, 2008, we had approximately 1,670 employees involved in our research and development efforts. Our research and development expenditures for 2008, 2007 and 2006 were approximately $797.9 million, $718.1 million and $1,055.5 million, respectively. Research and development expenditures in each of 2008 and 2007 were less than 2006 largely due to in-process research and development expenses of $579.3 million recorded in 2006 in connection with the Inamed acquisition compared to no in-process research and development expenses recorded in 2008 and only $72.0 million of in-process research and development expenses recorded in 2007 in connection with the EndoArt acquisition. Excluding in-process research and development expenditures related to company acquisitions, we have increased our annual investment in research and development by over $493.3 million in the past five years.

In 2004, we completed construction of a new $75 million research and development facility in Irvine, California, which provides us with approximately 175,000 square feet of additional laboratory space. In 2005, we completed construction of a new biologics facility on our Irvine, California campus at an aggregate cost of approximately $50 million. Both facilities are occupied and in use.

Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, and otherwise assisting patients in reaching life’s potential. Our top priorities include furthering our leadership in ophthalmology, medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases as well as next generation breast implants, dermal fillers and obesity intervention devices. We plan to continue to build on our strong market positions in ophthalmic pharmaceuticals, medical aesthetics, medical dermatology, obesity intervention and neurology, and to explore new therapeutic areas that are consistent with our focus on specialty physician groups.

Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma and chronic dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel posterior segment drug delivery system for use with compounds to treat eye diseases, including age-related macular degeneration and other retinal disorders. We concluded our Phase III studies for Posurdex® to treat macular edema associated with retinal vein occlusion, or RVO, through our proprietary biodegradable injectable implant that slowly releases dexamethasone, a potent steroid, to the back of the eye. In December 2008, we filed the last module in our NDA application with the FDA seeking approval of Posurdex® to treat RVO. In March 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, to develop and commercialize Posurdex® for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Posurdex® in Japan and associated costs. Sanwa will pay us a royalty based on net sales of Posurdex® in Japan, makes clinical development and commercialization milestone payments and reimburses us for certain expenses associated with our continuing Phase III studies outside of Japan. We are working collaboratively with Sanwa on the clinical development of Posurdex®, as well as overall product strategy and management.

In June 2008, the FDA approved TrivarisTM (triamcinolone acetonide injectable suspension) 80mg/ml, a steroid with an anti-inflammatory action used for the treatment of retinal disease. Delivered via intravitreal injection, the ophthalmic indications for TrivarisTM include sympathetic ophthalmia, temporal arteritis, uveitis and ocular inflammatory conditions unresponsive to topical corticosteroids.

We continue to invest heavily in the research and development of neuromodulators, primarily Botox®. We focus on both expanding the approved indications for Botox® and pursuing next generation neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, chronic migraine, overactive bladder and benign prostate hyperplasia. In collaboration with Syntaxin Ltd, whose technology was contributed by the United Kingdom government’s Health Protection Agency, we are focused on engineering new neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing and the next generation of neuromodulator products, and we are conducting a Phase IV study of Botox® for the treatment of palmar hyperhidrosis, as part of our conditions of approval for axillary hyperhidrosis by the FDA. In addition, GSK has received approval of Botox® for the treatment of glabellar lines in Japan in early 2009 and plans to launch the product during the first quarter of 2009.

We have a strategic research collaboration and license agreement with ExonHit Therapeutics, or ExonHit. The goals of this collaboration are to identify new molecular targets based on ExonHit’s gene profiling DATASTM technology and to work collaboratively to develop unique compounds and commercial products based on these targets. Our strategic alliance with ExonHit provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology. In 2007, we began development of a compound for a neurological indication as part of our collaboration with ExonHit. In January 2009, we extended and expanded the scope of our collaboration with ExonHit. In addition, the collaboration is currently conducting a Phase I study of a compound for pain.

In October 2008, we entered into a strategic collaboration arrangement with Spectrum Pharmaceuticals, Inc., or Spectrum, to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer. Under the collaboration, Spectrum will conduct two Phase III clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. Spectrum expects to complete enrollment in the trials by the end of 2009. Spectrum will conduct the apaziquone clinical trials pursuant to a joint development plan, and we will bear the majority of these expenses. We will also make certain additional payments to Spectrum based on the achievement of certain development, regulatory and commercialization milestones.

We also continue to invest in research and development around our Juvéderm® family of dermal filler products, including preparation for and ongoing clinical trials. In 2008, we filed a premarket approval supplement with the FDA for Juvéderm® Ultra and Juvéderm® Ultra Plus with lidocaine.

In connection with our obesity intervention products, we are planning to conduct clinical trials of the EasyBandTM and have initiated a pivotal study of the OrberaTM System, with the goal of obtaining approval in the United States. In addition, in December 2008, we completed enrollment in pivotal adolescent study of Lap-Band® patients aged 14 to 17 and plan to submit data to the FDA by the end of 2009. In March 2008, we completed enrollment of our lower BMI pivotal study for Lap-Band® patients with a BMI of 30 to 40 and plan to review and submit data to the FDA in 2010.

The continuing introduction of new products supplied by our research and development efforts and in-licensing opportunities are critical to our success. There are intrinsic uncertainties associated with research and development efforts and the regulatory process. We cannot assure you that any of the research projects, clinical development projects, or pending drug marketing approval applications will result in new products that we can commercialize. Delays or failures in one or more significant research projects and pending drug marketing approval applications could have a material adverse affect on our future operations.

Manufacturing

We manufacture the majority of our commercial products in our own plants located at the following locations: Arklow and Westport, Ireland; San José, Costa Rica; Annecy, France; Waco, Texas; and Guarulhos, Brazil. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us, including Sanctura®, Sanctura XR® and Aczone® gel. For a discussion of the risks relating to the use of third party manufacturers, see Item 1A of Part I of this report, “Risk Factors — We could experience difficulties obtaining or creating the raw materials or components needed to produce our products and interruptions in the supply of raw materials or components could disrupt our manufacturing and cause our sales and profitability to decline.”

In January 2007, we announced the closing of the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition, and we substantially completed all restructuring activities and closed the facility in the fourth quarter of 2008. Before closing the facility, we manufactured a sufficient quantity of our collagen products to meet estimated market demand through 2010. In January 2008, we announced that production at our Arklow, Ireland breast implant manufacturing facility, which we acquired in connection with the Inamed acquisition and which employs approximately 360 persons, will be transferred to our San José, Costa Rica manufacturing plant and we plan to phase out production at our Arklow, Ireland manufacturing facility by the end of the second quarter of 2009.

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

Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies and other regulatory authorities to manufacture pharmaceuticals and medical devices for distribution in the United States and international markets.

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

Specialty Pharmaceuticals Segment

Eye Care Products.  Our major eye care competitors include Alcon Laboratories, Inc., Bausch & Lomb Incorporated, Pfizer Inc., Novartis and Merck & Co., Inc. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon, attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P 0.15% product. Pursuant to our March 2006 settlement with Alcon, Alcon may sell, offer for sale or distribute its brimonidine 0.15% product after September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if prescriptions of Alphagan® P 0.15% have reached a specified threshold as compared to other brimonidine-containing products. In February 2007, we received a paragraph 4 Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15%. In April 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex, Inc., or Apotex, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15% and Alphagan® P 0.1%. Furthermore, Apotex attempted to obtain FDA approval to market generic forms of Acular® and Acular LS®. Pursuant to certain federal court rulings, Apotex is barred from obtaining approval before our patent related to Acular® and Acular LS® expires in November 2009. In October 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex Corp. in which it purports to have sought FDA approval to market a generic form of Zymar®. In February 2009, we received a paragraph 4 Hatch-Waxman Act certification in which the applicant purports to have sought FDA approval to market a generic 0.2% brimonidine tartrate/0.5% timolol maleate ophthalmic solution. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Neuromodulators.  With respect to neuromodulators, until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. In addition, Ipsen Ltd., or Ipsen, is seeking FDA approval of its Dysport® neuromodulator for cervical dystonia and Medicis Pharmaceutical Corporation, or Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Ipsen and Medicis submitted a Biologics License Application, or BLA, to the FDA for Reloxin® in December 2007. In December 2008, the FDA issued a Complete Response Letter to Ipsen requesting additional information, including finalization of a Risk Evaluation and Mitigation Strategy, or REMS, and of the draft labeling, as well as a Safety Update Report. In January 2009, Medicis announced that the Prescription Drug User Fee action date, or the date by which the FDA has to respond to Medicis’ BLA for Reloxin®, was extended to April 13, 2009. Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport® for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. Ipsen has also been seeking approval for Reloxin® for cosmetic indications across the European Union, including submitting a file to the French regulatory authority in May 2003. In January 2009, the health authorities of 15 European Union countries granted approval of the product for glabellar lines under the trade name Azzalure®.

Mentor Corporation, or Mentor, which was acquired by Johnson & Johnson in January 2009, is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals, or Merz, received approval for Xeomin® in Germany and launched its product in July 2005, received approval in Mexico in 2006 and commenced sales in the United Kingdom, certain Scandinavian countries and France in 2008, and is pursuing additional approvals in the European Union and Latin America. Merz is currently in clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries across the European Union. A Korean botulinum toxin product, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®.

Skin Care Product Line.  Our skin care business competes against a number of companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, Medicis Pharmaceutical Corporation, Stiefel Laboratories, Inc., Novartis, Schering-Plough Corporation, Johnson & Johnson, Obagi Medical Products, Inc., L’Oréal Group, SkinMedica, Inc. and Valeant Pharmaceuticals International, many of which have greater resources than us.

Urologics.  Our urologics business competes against a number of companies, including among others, Pfizer Inc., Watson Pharmaceuticals, Inc., Novartis, the Procter & Gamble Company, Astellas Pharma US, Inc. and GSK, many of which have greater resources than us. We also face competition from generic urologic drug manufacturers in the United States and internationally. For our urologics products to be successful, we must be able to effectively detail our products to a sufficient number of urologists, obstetrician/gynecologists, primary care physicians and other medical specialists such that they recommend our products to their patients. We will also have to demonstrate that our products are safe and reduce patients’ sense of urgency, frequency and urge urinary incontinence episodes while also having limited side effects, such as dry mouth, constipation, blurred vision, drowsiness and headaches. We also have to demonstrate the effectiveness of our urologics products to Medicare and other governmental agencies to secure an appropriate and competitive level of reimbursement.

Medical Devices Segment

Breast Aesthetics.  We compete in the U.S. breast implant market with Mentor. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants in the United States. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. In the United States, Sientra, Inc. is conducting clinical studies of breast implant products. Internationally, we compete with several manufacturers, including Mentor, Silimed, MediCor Ltd and its subsidiaries BioSil Ltd, Nagor and Eurosilicone, Poly Implant Prostheses, Sebbin Laboratories and certain Chinese implant manufacturers.

Obesity Intervention.  Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, received FDA approval in September 2007 to market its gastric band product, the RealizeTM Personalized Banding Solution, or the RealizeTM band, in the United States. The RealizeTM band began competing with our Lap-Band® System in the United States in the fourth quarter of 2007. Outside the United States, the Lap-Band® System competes primarily with the RealizeTM band and the Heliogast® Adjustable Gastric Ring (manufactured by Helioscopie, S.A., France, or Helioscopie). There are at least two other gastric bands on the market internationally. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion. No intragastric balloons for the treatment of obesity are commercially available in the United States, and we are currently aware of only one other company outside the United States that offers an intragastric balloon. Helioscopie recently launched its intragastric balloon, the HeliosphereTM.

Facial Aesthetics.  Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products and animal- or cadaver-based collagen products as well as other polymer/bioceramic- based injectables, and indirectly with substantially different treatments, such as laser treatments, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlane TM (all manufactured by Q-Med A.B.) and many other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers. We have competed in the U.S. dermal filler market with Restylane® since January 2004 and with PerlaneTM since May 2007, both of which are distributed by Medicis. Also, in December

2006, Radiesse®, a bioceramic-based hydroxyl apatite dermal filler from BioForm Medical, Inc., received approval in the United States. In addition, Evolence®, a collagen-based filler from OrthoNeutrogena, a division of Johnson & Johnson, received FDA approval in June 2008.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States is long and expensive. We must complete preclinical laboratory and animal testing, submit an Investigational New Drug Application, or IND, which must become effective before United States clinical trials may begin, and perform adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and informed consent regulations. Further, an independent institutional review board, or IRB, for each medical center or medical practice proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center or practice and must monitor the study until completed. The FDA, the IRB or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, imposes certain clinical trial registry obligations on study sponsors, including the posting of detailed trial design and trial results in the FDA public databases. The FDAAA also requires enhanced post marketing safety including the requirement for post marketing studies, REMS and the posting of drug safety information on the FDA’s website.

We must submit a New Drug Application, or NDA, for a new drug, or a Biologics License Application, or BLA, for a biologic, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s current Good Manufacturing Practice regulations, or cGMPs, prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

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

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities including Internet marketing. Drugs and biologics can only be marketed for approved indications and in accordance with the labeling approved by the FDA. Failure to comply with these regulations can result in penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate the behavior of physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available drugs and biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.

We are also subject to various laws and regulations regarding laboratory practices, the housing, care and experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay our operations and issue approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by medicine agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures to license medicines. Similar rules and regulations exist in countries around the world. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations. In addition, there is growing political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. These reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain and the United Kingdom. Certain products are also no longer eligible for reimbursement in France, Italy and Germany.

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

Medical Devices Segment

Medical devices are subject to regulation by the FDA, state agencies and foreign government health agencies. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products. Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, use or their withdrawal from the market.

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

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption, which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as approval by the FDA and the IRB overseeing the trial. In addition, the FDAAA imposes certain clinical trial registry obligations on study sponsors. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the study subjects are being exposed to an unacceptable health risk. The results of clinical testing may not be sufficient to obtain approval of the product.

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

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote medical devices, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including Internet marketing. Medical devices can only be marketed for indications approved or cleared by the FDA. Failure to comply with these regulations can result in penalties, the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available devices for uses that are not described in the product’s labeling and that differ from those tested by us and approved or cleared by the FDA. Such off-label uses are common across medical specialties.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” and gifts to health care practitioners. For example, the federal Anti-Kickback Statute makes it illegal to solicit, offer, receive or pay any remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product, for which payment may be made under government health care programs such as Medicare and Medicaid. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the Anti-Kickback Statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and in the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under the Anti-Kickback Statute or similar laws. In addition, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between healthcare professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between healthcare professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Furthermore, the federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Patents, Trademarks and Licenses

We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to all segments of our business.

With the exception of the U.S. and European patents relating to Lumigan®, Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan® and the U.S. patents relating to Restasis®, Acular®, Zymar® and LatisseTM, no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® expire in 2012 and 2014. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expires in November 2009. The U.S. patents covering the commercial formulations of Alphagan®, Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2012 and 2021. In addition, the marketing exclusivity period for Alphagan® P 0.15% expired in the United States in September 2004 and the marketing exclusivity period for Alphagan® P 0.1% expired in August 2008. Market exclusivity for Alphagan® in the United Kingdom, France, Germany and Italy expired in March 2007. The U.S. patents covering Restasis® expire in August 2009 and 2014. The U.S. patents covering Zymar® expire in 2010, 2015 and 2019. The U.S. patents for Combigan® expire in 2022 and the European patents expire in 2022 and 2023. The U.S. patents covering LatisseTM expire in 2012, 2022 and 2023 and the European patents expire in 2013 and 2021.

We have rights in well over 100 issued Botox® related U.S. and European use and process patents covering, for example, pain associated with cervical dystonia, treatment of chronic migraine, hyperhidrosis, overactive bladder and benign prostate hyperplasia. We have granted worldwide, royalty-bearing patent licenses to Merz with regard to Xeomin®, and to Solstice Neurosciences with regard to MyoBloc®. In addition, in December 2007, the FDA’s grant of orphan exclusivity for Botox® for the treatment of certain aspects of cervical dystonia expired.

With the exception of certain U.S. and European patents relating to the Lap-Band® System and our Inspira® and Natrelle® Collection of breast implants, no one patent or license is materially important to our specialty medical device segment based on overall sales. The patents covering our Lap-Band® System, some of which we license from third parties, expire in 2011, 2013 and 2014 in the United States and in 2013 in Europe. The patents covering our Inspira® and Natrelle® Collection of breast implants expire in 2018 in the United States and in 2017 in Europe.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, require us to incur significant legal expenses and can preclude or delay the commercialization of products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See Item 1A of Part I of this report, “Risk Factors.”

We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products and we regularly prosecute third party infringers of our trademarks in an attempt to limit confusion in the marketplace. Any failure to adequately protect our rights in our various trademarks and service marks from infringement could result in a loss of their value to us. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by infringing those marks. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. These agreements may be breached or become unenforceable, and we may not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors, resulting in increased competition for our products.

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing and distribution of current and new products. These projects include the following:

•

We entered into an exclusive licensing agreement with Kyorin under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P 0.15% in Japan. Kyorin subsequently sublicensed its rights under the agreement to Senju. Under the licensing agreement, Senju incurs associated costs, makes clinical development and commercialization milestone payments, and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•

We entered into an exclusive licensing agreement with Senju under which Senju became responsible for the development and commercialization of Lumigan® in Japan’s ophthalmic specialty area. Senju incurs associated costs, makes development and commercialization milestone payments and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management.

•

We licensed from Novartis the worldwide, excluding Japan, rights for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. In April 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis. As a result of the buy-out agreement, we no longer pay royalties to Novartis based on sales of Restasis®.

•	We licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. We receive royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments.

•

As a result of the Esprit acquisition, we obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XR® and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. We also entered into a co-promotion agreement with Indevus, which we amended in January 2009, pursuant to which Indevus co-promotes Sanctura® and Sanctura XR® with us in the United States through the third quarter of 2009. In May 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada.

•

We entered into a strategic collaboration arrangement with Spectrum to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation. Under the collaboration, Spectrum will conduct two Phase III clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. Spectrum expects to complete enrollment in the trials by the end of 2009. Spectrum retained exclusive rights to apaziquone in Asia, including Japan and China. We received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe. In the United States, we will co-promote apaziquone with Spectrum and equally share in the profits and expenses. We will also pay Spectrum royalties on all of our apaziquone sales outside of the United States. Spectrum will continue to conduct the apaziquone clinical trials pursuant to a joint development plan, and we will bear the majority of these expenses.

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

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. We also pride ourselves on our comprehensive and successful environmental, health and safety programs and performance against internal objectives. We have been recognized many times for superior environmental health and safety performance.

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

Seasonality

Our business, both taken as a whole and by our business segments, is not materially affected by seasonal factors, although we have noticed a historical trend with respect to sales of our Botox® product. Specifically, sales of Botox® have tended to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter have tended to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive additional aesthetic treatments prior to the holiday season.

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

Purchases of aesthetic products and procedures using those products generally are not covered by third-party payors, and consequently patients incur out-of-pocket costs for such products and associated procedures. This includes breast aesthetics products for augmentation and facial aesthetics products. Since 1998, however, U.S. federal law has mandated that group health plans, insurance companies and health maintenance organizations offering mastectomy coverage must also provide coverage for reconstructive surgery following a mastectomy, which includes coverage for breast implants. Outside the United States, reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country by country basis.

Furthermore, treatments for obesity alone may not be covered by third-party payors. For example, in February 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the Lap-Band® System, for Medicare patients who have previously been unsuccessfully treated for obesity and who have a body mass index, or BMI, equal to or greater than 40 or a BMI of 35 and who have at least one co-morbidity. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. Without changing current coverage for morbidly obese individuals, Medicare is evaluating whether surgical procedures benefit individuals with type 2 diabetes mellitus and proposed that this indication is a co-morbid condition related to obesity under the existing policies. While Medicare policies are sometimes adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location, and we actively work with governmental agencies and insurance carriers to obtain reimbursement coverage for procedures using our Lap-Band® System product. For instance, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the Lap-Band® System, an important step in providing private payor reimbursement for the procedure.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, effective January 1, 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 implemented a new Part D prescription drug benefit under which Medicare beneficiaries can purchase certain prescription drugs at discounted prices from private sector entities, or Part D plan sponsors. Currently, drug manufacturers negotiate directly with Part D plan sponsors to determine whether their drugs will be listed on a Part D formulary and the prices at which such drugs will be listed. Industry competition to be included in formularies maintained by both private payors and Part D plans can result in downward pricing pressures on pharmaceutical companies. Although certain lawmakers have suggested in the past that the federal government should be granted the authority to negotiate the prices of drugs included on Part D formularies, at this time the federal government does not have such authority. There has also been an increased emphasis in the marketplace on the delivery of more cost-effective medical devices as well as a number of federal and state proposals to limit payments by local governmental payors for medical devices and the procedures in which medical devices are used. In addition, the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Congress has indicated that this funding is intended to improve the quality of health care, but it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies.

Breast Implant Replacement Programs

We conduct our product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to our various breast implant products claiming the products were defective, lost volume or have resulted in injury to patients. In the event of a loss of shell integrity resulting in breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted in the United States, in most cases our ConfidencePlus® programs provide lifetime product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted outside of the United States are subject to a similar program. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

Employee Relations

At December 31, 2008, we employed approximately 8,740 persons throughout the world, including approximately 4,630 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers

Our executive officers and their ages as of February 27, 2009 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	55	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	53	President, Allergan
James F. Barlow	50	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	51	Executive Vice President, Global Technical Operations
Dianne Dyer-Bruggeman	59	Executive Vice President, Human Resources
Jeffrey L. Edwards	48	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Douglas S. Ingram, Esq.	46	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Scott M. Whitcup, M.D.	49	Executive Vice President, Research & Development

Officers are appointed by and hold office at the pleasure of the Board of Directors.

Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute and the Board of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, and as a member of the Advisory Board for the Foundation of the American Academy of Ophthalmology.

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

Mr. Barlow has been Senior Vice President, Corporate Controller since February 2005. Mr. Barlow joined Allergan in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a division of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn’s International, Inc., a supplier of automotive and industrial components and specialty chemicals, from July 1990 to September 2000. Before working for Wynn’s International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for the accounting firm Deloitte Haskins and Sells.

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

Ms. Dyer-Bruggeman has served as Executive Vice President, Human Resources since joining Allergan in December 2008. Prior to joining Allergan, Ms. Dyer-Bruggeman served as Senior Vice President, Global Human Resources for Broadcom Corporation, a global technology company, from April 2004 through November 2008. From June 1995 to April 2004, Ms. Dyer-Bruggeman served as Vice President, Human Resources for Titan Corporation, a leading provider of information and communications products for the defense and homeland security industries.

Mr. Edwards has been Executive Vice President, Finance and Business Development, Chief Financial Officer since September 2005. Prior to that, Mr. Edwards was Corporate Vice President, Corporate Development since March 2003 and previously served as Senior Vice President, Treasury, Tax, and Investor Relations. He

joined Allergan in 1993. Prior to joining Allergan, Mr. Edwards was with Banque Paribas and Security Pacific National Bank, where he held various senior level positions in the credit and business development functions.

Mr. Ingram has been Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, as well as our Chief Ethics Officer, since October 2006. From October 2003 through October 2006, Mr. Ingram served as Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior to that he was Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Associate General Counsel from August 1998, Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher LLP. Mr. Ingram manages the Global Legal Affairs organization, Global Regulatory Affairs, Compliance and Internal Audit, Corporate Communications, Global Trade Compliance, and the Information Technology organization. Mr. Ingram serves as a member of the board of directors of Volcom, Inc., a publicly-traded designer and distributor of clothing and accessories.

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

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. Ipsen Ltd., or Ipsen, is seeking FDA approval of its Dysport® neuromodulator for certain therapeutic indications, and Medicis Pharmaceutical Corporation, or Medicis, its licensee for the United States, Canada and Japan, is seeking approval of Reloxin® for cosmetic indications. Ipsen and Medicis submitted a Biologics License Application, or BLA, to the FDA for Reloxin® in December 2007. In January 2009, Medicis announced that the Prescription Drug User Fee action date, or the date by which the FDA has to respond to Medicis’ BLA for Reloxin®, was extended to April 13, 2009. Ipsen has marketed Dysport® in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport® for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport® in Brazil, Argentina and Paraguay. Ipsen is also seeking approval for Reloxin® for cosmetic indications in the European Union, having submitted a file to the French regulatory authority in May 2003. In January 2009, the health authorities of 15 European Union countries granted approval of the product for glabellar lines under the trade name AzzalureTM.

Mentor Corporation, or Mentor, which was recently acquired by Johnson & Johnson, is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz’s botulinum toxin product Xeomin® is currently approved and for sale in certain countries in the European Union, and in Argentina and Mexico. Merz is also conducting clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries in the European Union. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Mentor is our principal competitor in the United States for breast implants. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. In addition, Sientra, Inc. is currently conducting clinical studies of breast implant products in the United States. Internationally, we compete with several manufacturers, including Mentor, Silimed, MediCor Ltd and its subsidiaries BioSil Ltd, Nagor and Eurosilicone, Poly Implant Prostheses, Sebbin Laboratories and certain Chinese implant manufacturers.

Medicis began marketing the dermal fillers Restylane® in January 2004 and PerlaneTM in May 2007. Through our purchase of Cornéal, we acquired the rights to sell the Juvéderm® family of products worldwide. Juvéderm® 30, Juvéderm® Ultra and Juvéderm® Ultra Plus were approved by the FDA for sale in the United States in June 2006, and we announced nationwide availability of Juvéderm® Ultra and Juvéderm® Ultra Plus in January 2007. We cannot assure you that our Juvéderm® family of products will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.

In addition, in June 2007, the FDA approved label extensions for Juvéderm® Ultra and Juvéderm® Ultra Plus based on new clinical data demonstrating that the effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. In addition, in 2008, we filed a supplement to our PMA for Juvéderm® Ultra and Juvéderm® Ultra Plus related to a new formulation containing lidocaine, an anesthetic that alleviates pain during injections. We cannot assure you that the FDA will continue to grant our label extensions, approve the supplement to our PMA or that other dermal fillers, including hyaluronic acid dermal fillers, do not have or will not obtain labels or label extensions that demonstrate product effects that are equivalent to or better than our products. Should our competitors obtain such labels or label extensions demonstrating product effects that are equivalent to or better than our products, our sales of Juvéderm® could be materially and negatively impacted.

In September 2007, Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, announced FDA approval of its gastric band product, the RealizeTM band, which competes with our Lap-Band® System in the U.S. market. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion.

Our products for the treatment of overactive bladder, or OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol® and Detrol® LA, Watson Pharmaceuticals, Inc.’s Oxytrol®, Novartis Pharmaceuticals Corporation and the Procter & Gamble Company’s Enablex® and Astellas Pharma US, Inc., GlaxoSmithKline’s Vesicare® and certain generic OAB products. While we believe that Sanctura® and Sanctura XR® have advantages over these competing products, we cannot assure you that Sanctura® and Sanctura XR® offer more effective treatment of OAB for all patients, will be competitive in price or will obtain, maintain or increase market share in the OAB treatment market.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon, attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P 0.15% product. Pursuant to our March 2006 settlement with Alcon, Alcon may sell, offer for sale or distribute its brimonidine 0.15% product after September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if prescriptions of Alphagan® P 0.15% have reached a specified threshold as compared to other brimonidine-containing products. In February 2007, we received a paragraph 4 Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15%. In April 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex, Inc., or Apotex, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15% and Alphagan® P 0.1%. We have filed complaints against Exela and Apotex and trial is scheduled for March 9, 2009. Furthermore, Apotex attempted to obtain FDA approval for and to launch generic forms of Acular® and Acular LS®. Pursuant to a federal court ruling in June 2006, Apotex is barred from obtaining approval before our patent related to Acular® and Acular LS® expires in November 2009. In October 2007, we received a paragraph 4 Hatch-Waxman

Act certification from Apotex Corp. in which it purports to have sought FDA approval to market a generic form of Zymar®. In February 2009, we received a paragraph 4 Hatch-Waxman Act certification in which the applicant purports to have sought FDA approval to market a generic 0.2% brimonidine tartrate/0.5% timolol maleate ophthalmic solution. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Adverse U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.

Changing U.S. and international economic and financial market conditions, including the recent crisis in the housing and credit markets and financial services industry, may negatively affect our revenues and operating results. Many of our products, including Botox® Cosmetic, Juvéderm® injectable gel, LatisseTM, to a large extent the Natrelle® line of breast implants, and to a lesser extent the Lap-Band® System, have limited reimbursement or are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by the consumer. Adverse economic conditions impacting consumers, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets, may cause consumers to reassess their spending choices and result in a decline in their purchases of our products. Any failure to attain our projected revenues and operating results as a result of reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause our sales and profitability to suffer, reduce our operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.

We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our restructuring plan.

In February 2009, in order to concentrate our resources during the current recessionary period on customer-facing activities and on building the strength of our research and development pipeline while continuing to deliver on our earnings goals, we conducted a worldwide review of our operations to improve efficiency and began implementing a restructuring plan. Pursuant to the restructuring plan, we have focused our spending on programs and businesses that produce the highest returns. The restructuring plan involved a workforce reduction of approximately 460 employees, or approximately five percent of our global headcount, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan were in two areas: (1) U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and (2) marketing personnel in the United States and Europe as we adjust our back-office structures to a reduced short-term outlook for some of our businesses. We have made modest reductions in other functions as well as re-engineered our processes in order to increase productivity. We anticipate substantially completing the restructuring plan by the end of the second quarter of 2009.

Our restructuring plan also contemplates cost reductions in 2009 and beyond. Our ability to attain these cost reductions is dependent upon various future developments, some of which are beyond our control. If we are unable to attain the benefits contemplated by our cost reductions under our restructuring plan or other unforeseen events occur, our business and results of operations could be adversely affected. Further, if we experience additional adverse changes to our business, we may face further restructuring or reorganization activities in the future.

Our personnel reductions were completed through an involuntary reduction in force. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our core business initiatives with fewer human resources and losses of intellectual capital. We must also attract, retain and motivate key employees including highly qualified management, scientific, manufacturing, sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

We could experience difficulties obtaining or creating the raw materials or components needed to produce our products and interruptions in the supply of raw materials or components could disrupt our manufacturing and cause our sales and profitability to decline.

The loss of a material supplier or the interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We obtain the specialty chemicals that are the active pharmaceutical ingredients in certain of our products from single sources, who must maintain compliance with the FDA’s cGMPs. We also obtain Aczone®, Sanctura® and Sanctura XR® under manufacturing agreements with sole source suppliers. If we experience difficulties acquiring sufficient quantities of these materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the cGMPs, obtaining the required regulatory approvals, including from the FDA or the European Medical Evaluation Agency to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption of the supply of one or more of these materials could adversely affect our ability to manufacture and supply products, which could cause our sales and profitability to decline. In addition, the manufacturing process to create the raw material necessary to produce Botox® is technically complex and requires significant lead-time. Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of Botox® and a resulting decrease in sales of the product.

We also rely on a single supplier for silicone raw materials used in some of our products, including breast implants. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components. These third party manufacturers must maintain compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practice standard for medical devices and requires manufacturers to follow design, testing and control documentation and air quality assurance procedures during the manufacturing process. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decrease in our revenues. Additionally, certain of the manufacturing processes that we perform are only performed at one location worldwide. Furthermore, as a result of the credit crisis and current economic conditions, and while we analyze the financial solvency of our key suppliers, we cannot guarantee that our key suppliers will remain solvent or that we will be able to obtain sufficient supplies of key materials, particularly as we often represent a small part of the overall output of these manufacturers.

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

•	a determination that the new indication or product candidate is not safe and effective;

•	the FDA may interpret our preclinical and clinical data in different ways than we do;

•	the FDA may not approve our manufacturing processes or facilities;

•	the FDA may not approve our Risk Evaluation and Mitigation Strategy, or REMS, program;

•	the FDA may require us to perform post-marketing clinical studies; or

•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. For example, the FDA may require us to implement a REMS program to manage known or potential serious risks associated with our pharmaceutical products to ensure that the benefits of our products outweigh their risks. A REMS program can include patient package inserts, medication guides, communication plans, an implementation system and other elements necessary to assure safe use of our pharmaceutical product. If the FDA determines that a REMS program is necessary, the agency will not approve our product without an approved REMS program, which could delay approval or impose additional requirements on our products. In addition, we may be subject to enforcement actions, including civil money penalties if we do not comply with REMS program requirements. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Acular LS®, Aczone®, Alphagan® P 0.15%, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Clinique Medical, Combigan®, Elestat®, GanfortTM, Juvéderm®, the Lap-Band® System, LatisseTM, Lumigan®, OptiveTM, Refresh®, Restasis®, Sanctura®, Sanctura XR®, Tazorac®, Vistabel® and Zymar®, as well as the Natrelle® line of breast implant products, new indications for Botox® and new products such as Posurdex® and TrivarisTM. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action. For example, on February 8, 2008, the FDA announced in an “Early Communication” that it is reviewing certain serious adverse events following the use of botulinum toxins, including the therapeutic use of Botox®, to treat juvenile cerebral palsy and other large muscle, lower limb spasticities. In the course of its investigation, the FDA may require additional studies relating to Botox® or Botox® Cosmetic or additional disclosure or label restrictions around the use of Botox® or Botox® Cosmetic, any of which could result in substantial additional expense and may have a material adverse effect on our business and results of operations. Additionally, any negative results from such examination by the FDA could materially affect future indications for Botox®, and the use, reimbursement and sales of Botox®. Further, we cannot assure you that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

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

We cannot assure you that our products will not infringe patents or other intellectual property rights held by third parties. In the event we discover that we may be infringing third party patents or other intellectual property rights, we may not be able to obtain licenses from those third parties on commercially attractive terms or at all. We may have to defend, and have defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

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

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. The MMA contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Public Law Number 110-329, which was signed into law in September 2008 and provides appropriations for the Department of Homeland Security for the 2009 fiscal year, expressly prohibits the U.S. Customs Services from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act. In addition, certain state and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may also launch importation efforts.

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

Certain of our products are produced at single manufacturing facilities, including Restasis®, our obesity intervention products, and our dermal filler products. We are also in the process of transferring the manufacture of our breast implant products to a single facility. In addition, we manufacture Botox® at two structurally separate facilities located adjacent to one another at a single site. We face risks inherent in manufacturing our products at a single facility or at a single site. These risks include the possibility that our manufacturing processes could be partially or completely disrupted by a fire, natural disaster, terrorist attack, foreign governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations.

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

As part of the Inamed acquisition, we assumed Inamed’s product liability risks, including any product liability for its past and present manufacturing of breast implant products. The manufacture and sale of breast implant products has been and continues to be the subject of a significant number of product liability claims due to allegations that the medical devices cause disease or result in complications and other health conditions due to rupture, deflation or other product failure. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current product liability litigation. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy.

Additionally, recent FDA marketing approval for our silicone breast implants requires that:

•	we monitor patients in our core study out to 10 years even if there has been explantation of the core device without replacement;

•	patients in the core study receive magnetic resonance imaging tests, or MRIs, at seven and nine years;

•	we conduct a large, 10-year post-approval study; and

•

we conduct additional smaller evaluations, including a focus group aimed at ensuring patients are adequately informed about the risks of our silicone breast implants and that the format and content of patient labeling is adequate.

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

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, breast implants, eye care pharmaceuticals, urologics products, skin care products, obesity intervention products and facial dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. These concerns may be increased by negative publicity, even if the publicity is inaccurate. For example, consumer groups and certain plaintiffs have recently alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further alleged that we failed to adequately warn patients of the risks relating to Botox® use. Negative publicity — whether accurate or inaccurate — about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, or new government regulations, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

Health care initiatives and other third-party payor cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.

Some of our products are purchased or reimbursed by federal and state government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs, and managed care organizations, or MCOs. Third-party payors increasingly challenge pharmaceutical and other medical device product pricing. There also continues to be a trend toward managed health care in the United States. Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and a reduction in demand for our products.

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs, including the MMA, the Deficit Reduction Act of 2005, or DRA, and the hospital outpatient prospective payment system, or HOPPS, could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. Though it was postponed for calendar year 2009, the MMA also established a competitive acquisition program, or CAP, in which physicians who administer drugs in their offices are offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Further, the DRA requires the Centers for Medicare & Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing portions of its July rule, as they affect Medicaid payment to pharmacies and the sharing by CMS of certain drug pricing data, known as average manufacturer price, or AMP. In addition, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was passed in July 2008, delays the implementation dates of these portions of the July 2007 Medicaid final rule. The MIPPA prohibits the computation of Medicaid payments based on AMP and the public availability of AMP data through September 2009. If CMS is ultimately permitted to implement its rule, changes could lead to reduced payments to pharmacies and others dispensing prescriptions for certain pharmaceutical products. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

The DRA also requires that each state collect key pricing information related to rebates owed by us and other manufacturers of certain physician administered single source drugs as a condition of that state’s receipt of future Medicaid payments from the federal government. This change went into effect on January 1, 2006 for single source drugs and may result in an increase in the rebate amounts paid by us to each state for the period from February 2006 to the present and, in some cases, for periods prior to February 2006. These rebate amounts may be substantial and may adversely affect our revenues and profitability. Furthermore, effective January 1, 2008, CMS reduced Medicare reimbursement for most separately payable physician-administered drugs under HOPPS from an average sales price plus six percent to plus five percent. An additional reduction to average sales price plus four percent went into effect January 1, 2009 and further reductions may be imposed in the future.

In addition, individual states have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies. Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

We encounter similar regulatory and legislative issues in most countries outside the United States. International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the price and usage of our pharmaceutical and medical device products. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which could adversely affect our revenue and results of operations.

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

Negative conditions in the financial and credit markets may impact our liquidity.

Recent dramatic changes in the global financial markets have weakened global economic conditions. These changes have not had, nor do we anticipate they will have, a significant impact on our liquidity. Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions will not worsen, which could have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in, and executed hedging transactions with, sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. Furthermore, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we will continue to monitor our liquidity position.

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

Our failure to attract and retain key managerial, technical, scientific, selling and marketing personnel could adversely affect our business.

Our success depends upon our retention of key managerial, technical, scientific, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.

We must continue to attract, train and retain managerial, technical, scientific, selling and marketing personnel. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

Acquisitions of technologies, products, and businesses could disrupt our business, involve increased expenses and present risks not contemplated at the time of the transactions.

As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products acquired, some of which may result in significant charges to earnings. Issues that must be addressed in integrating the acquired technologies, products and businesses into our own include:

•	conforming standards, controls, procedures and policies, business cultures and compensation structures;

•	conforming information technology and accounting systems;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating operations; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. Actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. In connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s cGMPs, with respect to drug and biologic products, and the FDA’s QSR, with respect to medical device products. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our direct and indirect suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

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

Even after we obtain regulatory approval or clearance for a product candidate or new indication, we are subject to extensive regulation, including ongoing compliance with the FDA’s cGMPs and QSR, implementation of REMS programs, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packaging, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution. The FDA recently has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical and medical device industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. For example, we received a warning letter from the FDA in May 2007 stating that we submitted a false and misleading journal advertisement for Acular LS®. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in the product’s labeling or differ from those tested by us and approved or cleared by the FDA. While such off-label uses are common and the FDA does not regulate a physician’s choice of treatment, a manufacturer’s communications regarding an approved product’s off-label uses are restricted by federal statutes, FDA regulations and other governmental communications. For example, the FDA issued final guidelines on January 13, 2009 setting forth “good reprint practices” for drug and medical device manufacturers, which provide detailed recommendations for drug and device companies to follow when disseminating journal articles and referencing publications describing off-label uses of their approved products to health care professionals and entities. The standards associated with such laws and rules are complex, not well defined or articulated and are subject to conflicting interpretations. If, in the view of the FDA or other governmental agency, our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.

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

On March 3, 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. The subpoena requires us to produce a significant number of electronic and hard copy documents created over multiple years and existing in numerous electronic data bases and hard copy files. The time and expense associated with responding to the subpoena and conducting a substantive review of the documents, underlying facts and other matters involved in the DOJ’s inquiry may be extensive and we cannot predict the results of our review of the responsive documents and underlying facts or the results of the DOJ’s inquiry. The costs of responding to the DOJ’s inquiry, defending any claims raised on behalf of the government, and any resulting fines, civil damages, penalties and administrative actions could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. See Item 3 of Part I of this report, “Legal Proceedings” and Note 15, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” for information concerning the DOJ’s inquiry.

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

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code, as updated in July 2008 and effective in January 2009. The PhRMA Code seeks to promote transparency in relationships between healthcare professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The most recent revisions to the PhRMA Code, effective January 2009, restrict or prohibit many activities previously permissible under the prior PhRMA Code, including: a prohibition on any entertainment or recreational events for non-employee healthcare professionals including strict limitations on meals with physicians; the elimination of non-educational business gifts; restrictions on speaker programs; and clarifications on continuing medical education funding. The updated PhRMA Code also requires that pharmaceutical companies train their representatives on all applicable laws, regulations and industry codes governing interactions with healthcare professionals. In addition, the Advanced Medical Technology Association’s Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and healthcare professionals have collaborative relationships that meet high ethical standards; medical decisions are based on the best interests of patients; and medical device companies and healthcare professionals comply with applicable laws, regulations and government guidance. The AdvaMed Code was updated in December 2008 and will be effective in July 2009. The revisions generally follow the 2008 changes in the PhRMA Code and include limitations on consulting arrangements, entertainment, meals and gifts, among others. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws, regulations and industry codes.

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

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to anti-bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations have recently been enforced. Failure to comply with the FCPA, other anti-bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse affect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

If our collaborative partners do not perform, we will be unable to develop and market products as anticipated.

We have entered into collaborative arrangements with third parties to develop and market certain products, including our arrangement with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States, our arrangement with Indevus to market Sanctura XR® in the United States, our co-promotion agreement with Covidien to promote the Lap-Band® System in the United States, our agreement with Clinique to develop, market and distribute a new physician dispensed skin care line for sale in the United States, our agreement with Stiefel to co-promote our current Tazorac® products to dermatologists and pediatricians and to develop and commercialize new products that include tazarotene, and our collaboration with Spectrum for the development and commercialization of apaziquone. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other local, state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

Changes in applicable tax laws may adversely affect sales or the profitability of Botox®, Botox® Cosmetic, our dermal fillers or breast implants. Because Botox® and Botox® Cosmetic are pharmaceutical products and our dermal fillers and breast implants are medical devices, we generally do not collect or pay state sales or other tax on sales of Botox®, Botox® Cosmetic, our dermal fillers or our breast implants. We could be required to collect and pay state sales or other tax associated with prior, current or future years on sales of Botox® or Botox® Cosmetic, our dermal fillers or breast implants. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay state sales or other tax associated with current or future years on sales of Botox®, Botox® Cosmetic, our dermal fillers or breast implants, our sales of, or our profitability from, Botox®, Botox® Cosmetic, our dermal fillers or breast implants could be adversely affected due to the increased cost associated with those products.

The terms of our debt agreements impose restrictions on us. Failure to comply with these restrictions could result in acceleration of our substantial debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

Our total indebtedness as of December 31, 2008 was approximately $1,639.7 million. This indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things:

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

Outside of the United States, we own, lease and operate various facilities for manufacturing and warehousing. Those facilities are located in Brazil, France, Ireland and Costa Rica. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. In January 2008, we announced that production at our Arklow, Ireland breast implant manufacturing facility, which we acquired in connection with the Inamed acquisition, will be transferred to our San José, Costa Rica manufacturing plant and we plan to phase out production at our Arklow, Ireland manufacturing facility by the second quarter of 2009.

Item 3.	Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. On May 14, 2008, the court heard oral arguments and took the matter under submission. On July 25, 2008, the Court of Appeal of the State of California affirmed the Superior Court of the State of California for the County of Alameda’s ruling granting our motion for summary judgment. On August 11, 2008, the plaintiffs filed a petition for rehearing with the Court of Appeal of the State of California. On August 19, 2008, the court denied the plaintiffs’ petition for rehearing. On September 3, 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California. On November 19, 2008, the Supreme Court of the State of California granted the plaintiffs’ petition for review. On February 17, 2009, the plaintiffs filed their opening brief on the merits with the Supreme Court of the State of California.

In May 2005, after receiving a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, indicating that Apotex had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic form of Acular LS®, we, along with Roche Palo Alto LLC, or Roche, the holder of U.S. Patent No. 5,110,493, or the ‘493 patent, filed a complaint captioned “Roche Palo Alto LLC, formerly known as Syntex (U.S.A.) LLC and Allergan, Inc. v. Apotex, Inc., et al.” in the U.S. District Court for the Northern District of California. In the complaint, we asked the court to find that the ‘493 patent is valid, enforceable and infringed by Apotex’s proposed generic drug. Apotex filed an answer to the complaint and a counterclaim. We moved for summary judgment and, on September 11, 2007, the court granted our motion for summary judgment. On September 26, 2007, Apotex filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The parties filed their briefs in the appeal and the court heard oral arguments on May 7, 2008. On July 9, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Northern District of California’s grant of our motion for summary judgment. On July 23, 2008, Apotex filed a combined petition for panel rehearing and rehearing en banc with the U.S. Court of Appeals for the Federal Circuit. On September 5, 2008, the court denied Apotex’s combined petition for panel rehearing and rehearing en banc. On December 2, 2008, Apotex filed a petition for writ of certiorari with the Supreme Court of the United States. On January 26, 2009, the Supreme Court of the United States denied Apotex’s petition.

In February 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, indicating that Exela had filed an ANDA with the FDA for a generic form of Alphagan® P 0.15%. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15%, are invalid and/or not infringed by the proposed Exela product. In March 2007, we filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.”, or the Exela Action. In our complaint, we allege that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, we filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants. Also in April 2007, Exela filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Virginia, Alexandria Division, entitled “Exela PharmSci, Inc. v. Allergan, Inc.” Exela’s complaint seeks a declaration of noninfringement, unenforceability, and/or invalidity of U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Exela filed a voluntary dismissal without prejudice in the Virginia action.

In April 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P 0.15% and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15% and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, we filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex, Inc. and Apotex Corp.”, or the Apotex Action. In our complaint, we allege that Apotex’s proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Apotex filed its answer, including defenses and counterclaims. In July 2007, we filed a response to Apotex’s counterclaims.

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on our motion took place on July 26, 2007. On August 20, 2007, the panel granted our motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. On January 20, 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement and submitted a consent judgment to the court. The court has scheduled a trial date for March 9, 2009 for the remaining defendants in the Apotex Action and the Exela Action.

In August 2007, a complaint entitled “Ocular Research of Boston, Inc. v. Allergan, Inc.” was filed in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that our Refresh Dry Eye Therapy®, Refresh Endura® and Restasis® products infringe U.S. Patent No. 5,578,586, or the ‘586 patent entitled “Dry Eye Treatment Process and Solution” and seeks a permanent injunction against us enjoining us from making, using, selling or offering for sale in the United States any product utilizing the patented inventions or designs claimed in the ‘586 patent. The complaint also seeks treble damages for willful infringement, interest on such damages, costs and attorneys’ fees. On November 1, 2007, we filed an answer and counterclaims to the complaint, asserting the patent is invalid and not infringed by any of our products. The court has scheduled a trial date for August 2, 2010.

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin

Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,333,045. On January 22, 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. On February 8, 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. The court has scheduled a trial date for January 11, 2010.

In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California. In our complaint, we allege that the defendants are infringing U.S. Patent No. 6,262,105, or the ‘105 patent, licensed to us by Murray A. Johnstone, M.D. On January 7, 2008, Photomedex, Inc., or Photomedex, filed a motion to dismiss our complaint. On January 23, 2008, we filed a motion for leave to file a second amended complaint to add Murray A. Johnstone, the holder of the ‘105 patent, as a plaintiff and to add Global MDRx and ProCyte Corporation, or ProCyte, as defendants. On March 3, 2008, the U.S. District Court for the Central District of California denied Photomedex’s motion to dismiss and granted our motion for leave to file a second amended complaint. On April 28, 2008, we filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC, or Athena Bioscience, and Cosmetic Alchemy, LLC as additional defendants. On July 17, 2008, we and Jan Marini Skin Research, Inc., or Jan Marini, entered into a settlement agreement under which Jan Marini agreed to acknowledge the validity of our patents in exchange for our dismissing all claims against Jan Marini. On July 21, 2008, we and Intuit Beauty, Inc., or Intuit, entered into a settlement agreement under which Intuit agreed to acknowledge the validity of our patents in exchange for our dismissing all claims against Intuit. On July 28, 2008, the court entered a default judgment against Global MDRx for failure to defend against the summons. On August 6, 2008, the court dismissed Intuit with prejudice. On August 11, 2008, the U.S. District Court for the Central District of California dismissed Jan Marini with prejudice. On September 27, 2008, we and Cayman Chemical Company, or Cayman, entered into a settlement agreement under which Cayman agreed to cease selling certain compounds to be used in particular types of products in exchange for our dismissing all claims against Cayman. On October 16, 2008, Global MDRx filed a motion to set aside the default judgment. On October 27, 2008, the court dismissed Cayman without prejudice. On November 4, 2008, we, Photomedex and ProCyte entered into a settlement agreement under which Photomedex and ProCyte agreed to acknowledge the validity of our patents in exchange for our dismissing all claims against Photomedex and ProCyte. On November 17, 2008, the court denied Global MDRx’s motion to set aside the default judgment. On December 31, 2008, we and Athena Bioscience entered into a settlement agreement under which Athena Bioscience agreed to cease selling certain products and acknowledged the validity of the patents in exchange for our dismissing all claims against Athena Bioscience. On January 30, 2009, we, along with Dr. Johnstone, filed a motion for leave to file a fourth amended complaint adding Pharma Tech, Inc., or Pharma Tech, Dimensional Merchandising, Inc., or Dimensional Merchandising, and Cosmetic Technologies, Inc., or Cosmetic Technologies, as new defendants. Pharma Tech, Dimensional Merchandising and Cosmetic Technologies are the suppliers and manufacturers of Athena Cosmetic, Inc.’s eyelash products. On February 4, 2009, we, along with Dr. Johnstone, filed a motion for default judgment and injunction against Global MDRx. The court has scheduled a trial date for January 19, 2010 for the remaining defendants.

In March 2008, we received service of a Subpoena Duces Tecum from the DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. On July 17, 2008, the plaintiffs filed a first amended complaint. On September 29, 2008, we filed an answer to the first amended complaint. On February 2, 2009, the plaintiffs filed a request for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell. A status conference was held on February 17, 2009. The court scheduled a further status conference for June 22, 2009.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ discussed in Note 15, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

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

	2008			2007(1)
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$53.51	$70.40	$0.05	$52.50	$60.61	$0.05
Second	51.00	60.29	0.05	55.15	62.50	0.05
Third	50.01	61.72	0.05	56.96	66.15	0.05
Fourth	28.95	52.78	0.05	60.79	69.15	0.05

(1)	Historical stock prices and dividends adjusted to reflect the effect of our two-for-one stock split that was completed on June 22, 2007.

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”

The approximate number of stockholders of record of our common stock was 5,623 as of February 17, 2009.

On February 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share, payable March 13, 2009 to stockholders of record on February 20, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2008 to October 31, 2008	0	N/A	0	14,795,450
November 1, 2008 to November 30, 2008	0	N/A	0	14,855,802
December 1, 2008 to December 31, 2008	0	N/A	0	14,976,008

Total	0	N/A	0	N/A

(1)

We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of December 31, 2008, we held approximately 3.4 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Summary of Operations
Product net sales	$4,339.7	$3,879.0	$3,010.1	$2,319.2	$2,045.6
Other revenues	63.7	59.9	53.2	23.4	13.3

Total revenues	4,403.4	3,938.9	3,063.3	2,342.6	2,058.9
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	761.2	673.2	575.7	385.3	381.7
Selling, general and administrative	1,856.0	1,680.1	1,333.4	936.8	791.7
Research and development	797.9	718.1	1,055.5	388.3	342.9
Amortization of acquired intangible assets	150.9	121.3	79.6	17.5	8.2
Restructuring charges and asset write-offs, net	41.3	26.8	22.3	43.8	7.0

Operating income (loss)	796.1	719.4	(3.2)	570.9	527.4
Non-operating (expense) income	(8.9)	(31.7)	(16.3)	28.3	4.7

Earnings (loss) from continuing operations before income taxes and minority interest	787.2	687.7	(19.5)	599.2	532.1
Earnings (loss) from continuing operations	578.6	501.0	(127.4)	403.9	377.1
Loss from discontinued operations	—	(1.7)	—	—	—
Net earnings (loss)	$578.6	$499.3	$(127.4)	$403.9	$377.1

Basic earnings (loss) per share:
Continuing operations	$1.90	$1.64	$(0.43)	$1.54	$1.44
Discontinued operations	—	—	—	—	—
Diluted earnings (loss) per share:
Continuing operations	$1.89	$1.62	$(0.43)	$1.51	$1.41
Discontinued operations	—	—	—	—	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.18

Financial Position
Current assets	$2,270.6	$2,124.2	$2,130.3	$1,825.6	$1,376.0
Working capital	1,573.6	1,408.5	1,472.2	781.6	916.4
Total assets	6,791.3	6,579.3	5,767.1	2,850.5	2,257.0
Long-term debt, excluding current portion	1,635.3	1,590.2	1,606.4	57.5	570.1
Total stockholders’ equity	4,010.3	3,738.6	3,143.1	1,566.9	1,116.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2008, and our financial condition at December 31, 2008. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

Critical Accounting Policies, Estimates and Assumptions

The preparation and presentation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to establish policies and to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. In our judgment, the accounting policies, estimates and assumptions described below have the greatest potential impact on our consolidated financial statements. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.3 million and $1.8 million at December 31, 2008 and 2007, respectively. Provisions for cash discounts deducted from consolidated sales in 2008, 2007 and 2006 were $42.1 million, $35.1 million and $30.9 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2008 and 2007 were $25.3 million and $29.8 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. The decrease in the amount of allowances for sales returns at December 31, 2008 compared to December 31, 2007 was primarily due to a reduction in the rate of returns for medical device products and a decline in net sales of breast implant products in the fourth quarter of 2008 compared to the corresponding period in 2007. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $327.7 million, $297.4 million and $146.5 million in 2008, 2007 and 2006, respectively. The increase in the provision for sales returns in 2008 compared to 2007 is primarily due to the overall increase in net sales in 2008 compared to 2007. The increase in the provision for sales returns in 2007 compared to 2006 was primarily due to growth in net sales of medical device products, primarily breast implants, which generally have a significantly higher rate of return than specialty pharmaceutical products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products, including Botox® Cosmetic and Juvéderm® . Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $100.9 million and $82.0 million at December 31, 2008 and 2007, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $302.4 million, $224.1 million and $175.6 million in 2008, 2007 and 2006, respectively. The increases in the amounts accrued at December 31, 2008 compared to December 31, 2007 and the provisions for sales rebates and other incentive programs in 2008 and 2007 compared to the corresponding prior year are primarily due to an increase in U.S. sales of products subject to managed care and contractual volume rebate and incentive programs, principally eye care pharmaceuticals, Botox® and obesity intervention products, as well as an increase in sales of our aesthetic products subject to our rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in both 2008 and 2007, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 8.25% for 2008, which is the same rate used for 2007 and 2006. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 6.82%, 6.43% and 6.19% for 2008, 2007 and 2006, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2009 pre-tax pension benefit cost by approximately $1.4 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2008 were 6.19% and 5.71%, respectively, and at December 31, 2007 were 6.25% and 5.50%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2008 were 6.25% and 5.50%, respectively, for 2007, 5.90% and 4.65%, respectively, and for 2006, 5.60% and 4.24%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2009 pre-tax pension benefit costs by approximately $3.6 million and increase our pension plans’ projected benefit obligations at December 31, 2008 by approximately $26.9 million.

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

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States and other jurisdictions, and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses have been treated as adjustments to purchased goodwill up through and until the end of our 2008 fiscal year.

Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, our policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. We record a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. Due to the inherent risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note 1, “Summary of Significant Accounting Policies,” and Note 9, “Income Taxes,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Valuation allowances against our deferred tax assets were $8.4 million and $99.9 million at December 31, 2008 and December 31, 2007, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at December 31, 2008 compared to December 31, 2007 is primarily due to an $85.1 million adjustment related to an increase in the expected utilization of net operating losses of Esprit Pharma Holding Company, Inc., or Esprit, which we acquired in October 2007, and is treated as a reduction of Esprit purchased goodwill.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2008, we had approximately $1,630.9 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

On July 11, 2008, we acquired all assets relating to Aczone® (dapsone) gel 5% for approximately $150.0 million. We accounted for the acquisition as a purchase of net assets and not as a business combination. On October 16, 2007, we acquired Esprit for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, we acquired EndoArt SA, or EndoArt, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. On March 23, 2006, we acquired Inamed Corporation, or Inamed, for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of common stock with a fair value of approximately $1.9 billion. We accounted for the acquisitions of Esprit, EndoArt, Cornéal and Inamed as business combinations. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Impairment Evaluations for Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and perform our evaluation in January of each year. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the January 2008 and 2007 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of December 31, 2008, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, we also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our other intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. In 2008, we recorded a pre-tax impairment charge of $5.6 million for an intangible asset related to the phase out of a collagen product.

Significant management judgment is required in the forecasts of future operating results that are used in our impairment evaluations. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.

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

The following table sets forth selected financial data of our discontinued operations for 2007.

Selected Financial Data for Discontinued Operations

(in millions)
Product net sales	$20.0
Loss from discontinued operations before income taxes	$(1.1)
Loss from discontinued operations	$(0.7)

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At December 31, 2008, we employed approximately 8,740 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Continuing Operations

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the OrberaTM Intragastric Balloon System (formerly known as the BIB® System); and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2008	2007	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,009.1	$1,776.5	$232.6	$205.8	$26.8	13.1%	11.6%	1.5%
Botox®/Neuromodulator	1,310.9	1,211.8	99.1	87.1	12.0	8.2%	7.2%	1.0%
Skin Care	113.7	110.7	3.0	3.0	—	2.7%	2.7%	—%
Urologics	68.6	6.0	62.6	62.6	—	1,043.3%	1,043.3%	—%

Total Specialty Pharmaceuticals	3,502.3	3,105.0	397.3	358.5	38.8	12.8%	11.5%	1.3%

Medical Devices:
Breast Aesthetics	310.0	298.4	11.6	6.2	5.4	3.9%	2.1%	1.8%
Obesity Intervention	296.0	270.1	25.9	24.4	1.5	9.6%	9.0%	0.6%
Facial Aesthetics	231.4	202.8	28.6	24.8	3.8	14.1%	12.2%	1.9%

Core Medical Devices	837.4	771.3	66.1	55.4	10.7	8.6%	7.2%	1.4%
Other(a)	—	2.7	(2.7)	(2.7)	—	(100.0)%	(100.0)%	—%

Total Medical Devices	837.4	774.0	63.4	52.7	10.7	8.2%	6.8%	1.4%

Total product net sales	$4,339.7	$3,879.0	$460.7	$411.2	$49.5	11.9%	10.6%	1.3%

Domestic product net sales	64.6%	65.7%
International product net sales	35.4%	34.3%

Selected Product Net Sales(b):
Alphagan® P, Alphagan® and Combigan®	$398.1	$341.4	$56.7	$50.1	$6.6	16.6%	14.7%	1.9%
Lumigan® Franchise	426.2	391.7	34.5	27.3	7.2	8.8%	7.0%	1.8%
Other Glaucoma	14.8	15.3	(0.5)	(1.1)	0.6	(3.3)%	(7.4)%	4.1%
Restasis®	444.0	344.5	99.5	99.5	—	28.9%	28.9%	—%
Sanctura® Franchise	68.2	4.9	63.3	63.3	—	1,298.1%	1,298.1%	—%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2007	2006	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,776.5	$1,530.6	$245.9	$200.1	$45.8	16.1%	13.1%	3.0%
Botox®/Neuromodulator	1,211.8	982.2	229.6	201.9	27.7	23.4%	20.6%	2.8%
Skin Care	110.7	125.7	(15.0)	(15.1)	0.1	(11.9)%	(12.0)%	0.1%
Urologics	6.0	—	6.0	6.0	—	—%	—%	—%

Total Specialty Pharmaceuticals	3,105.0	2,638.5	466.5	392.9	73.6	17.7%	14.9%	2.8%

Medical Devices:
Breast Aesthetics	298.4	177.2	121.2	114.1	7.1	68.4%	64.4%	4.0%
Obesity Intervention	270.1	142.3	127.8	124.0	3.8	89.8%	87.1%	2.7%
Facial Aesthetics	202.8	52.1	150.7	147.8	2.9	289.3%	283.7%	5.6%

Core Medical Devices	771.3	371.6	399.7	385.9	13.8	107.6%	103.8%	3.8%
Other(a)	2.7	—	2.7	2.7	—	—%	—%	—%

Total Medical Devices	774.0	371.6	402.4	388.6	13.8	108.3%	104.5%	3.8%

Total product net sales	$3,879.0	$3,010.1	$868.9	$781.5	$87.4	28.9%	26.0%	2.9%

Domestic product net sales	65.7%	67.4%
International product net sales	34.3%	32.6%

Selected Product Net Sales(b):
Alphagan® P, Alphagan® and Combigan®	$341.4	$295.9	$45.5	$35.4	$10.1	15.4%	12.0%	3.4%
Lumigan® Franchise	391.7	327.5	64.2	52.1	12.1	19.6%	15.9%	3.7%
Other Glaucoma	15.3	16.3	(1.0)	(2.1)	1.1	(6.5)%	(12.9)%	6.4%
Restasis®	344.5	270.2	74.3	74.1	0.2	27.5%	27.4%	0.1%
Sanctura® Franchise	4.9	—	4.9	4.9	—	—%	—%	—%

(a)	Other medical devices sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007.

(b)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

The $460.7 million increase in product net sales in 2008 compared to 2007 was the combined result of an increase of $397.3 million in our specialty pharmaceuticals product net sales and an increase of $63.4 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales reflects growth across all of our specialty pharmaceutical product lines. The increase in medical devices product net sales reflects growth across all of our core medical device product lines, partially offset by a decrease in other ophthalmic surgical medical device product net sales. Net sales were also positively affected by a general strengthening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during 2008 compared to 2007.

Several of our products, including Botox® Cosmetic, and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are partially or wholly paid for directly by the consumer. If the negative economic environment and related decline in consumer spending that prevailed during the second half of 2008 continues, we believe there could be a corresponding negative effect on our sales, operations and profitability in 2009.

In the second half of 2008, the U.S. dollar strengthened significantly compared to certain foreign currencies of countries where we operate. If the foreign currency exchange rates between the U.S. dollar and these currencies remain at current levels, or if the U.S. dollar continues to strengthen against these currencies, our net sales could be negatively affected in 2009 compared to 2008.

Eye care pharmaceuticals sales increased in 2008 compared to 2007 primarily due to strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan®, primarily due to its launch in the United States in the fourth quarter of 2007, and increased Combigan® sales in Canada, Europe, Latin America and Asia, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma, an increase in sales of Acular LS®, our more recent non-steroidal anti-inflammatory, and growth in sales of artificial tears products, including the Refresh® and Optive™ brands. These increases in eye care pharmaceuticals sales were partially offset by lower sales of Alphagan® P 0.15% due to a general decline in wholesaler demand resulting from a decrease in promotion efforts and lower sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis. We continue to believe that generic formulations of Alphagan® may have a negative effect on future net sales of our Alphagan® franchise. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. Effective January 19, 2008, we increased the published list prices for certain eye care pharmaceutical products in the United States. We increased the published U.S. list price for Restasis® by five percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by eight percent, Elestat® by seven percent and Zymar® by eight percent. Additionally, effective August 2, 2008, we increased the published list prices in the United States for Alphagan® P 0.15% and Alphagan® P 0.1% by seven percent, Acular LS® by six percent and Zymar® by six percent. These price increases had a positive net effect on our U.S. sales for 2008 compared to 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® sales increased in 2008 compared to 2007 primarily due to growth in demand in international markets and, to a lesser degree, the United States for both cosmetic and therapeutic use. We believe the rate of growth of Botox® sales, primarily Botox® Cosmetic, was negatively impacted by declines in consumer spending in the United States and Europe in 2008, and Botox® therapeutic sales were negatively impacted by patients delaying certain treatments due to significant co-pays in the United States and by some national and regional governments in Europe restricting access to Botox® due to the crisis in public finances. Effective January 1, 2008, we increased the published price for Botox® and Botox® Cosmetic in the United States by approximately four percent, which we believe had a positive effect on our U.S. sales growth in 2008, primarily related to sales of Botox® Cosmetic. In the United States, the actual net effect from the increase in price for sales of Botox® for therapeutic use is difficult to determine, primarily due to rebate programs with U.S. federal and state government agencies. International Botox® sales benefited from strong sales growth for both cosmetic and therapeutic use in Europe, Latin America and Asia Pacific. Based on internal information and assumptions, we estimate in 2008 that Botox® therapeutic sales accounted for approximately 50% of total consolidated Botox® sales and grew at a rate of approximately 8% compared to 2007. In 2008, Botox® Cosmetic sales also accounted for approximately 50% of total consolidated Botox® sales and grew at a rate of approximately 8% compared to 2007. We believe our worldwide market share for neuromodulators, including Botox®, is currently approximately 83%.

Skin care sales, which are presently concentrated in the United States, increased in 2008 compared to 2007 primarily due to sales of Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, which we launched in the fourth quarter of 2008, an increase in sales of Vivité®, a line of physician dispensed skin care products launched in 2007 and sales of our new skin care line, Clinique Medical, which is marketed in collaboration with Clinique, a division of The Estée Lauder Companies, and was launched in the fourth quarter of 2008. These increases were partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage™ MD. Net sales of Tazorac®, Zorac® and Avage® decreased $2.7 million, or 3.4%, to $77.2 million in 2008, compared to $79.9 million in 2007. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by five percent effective January 19, 2008.

In connection with our Esprit acquisition in October 2007, we acquired a new product line focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic treatment for overactive bladder. In January 2008, we launched Sanctura XR®, an improved once-daily anticholinergic treatment for overactive bladder. Net sales of our Sanctura® franchise products were $68.2 million in 2008 compared to $4.9 million in 2007. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and seek a partner to promote Sanctura XR® to general practitioners, which resulted in a significant reduction in our urology sales force.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2008, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in 2008 compared to 2007 primarily due to sales growth in Europe, Latin America and Asia Pacific and the rapid transition of the market in North America from lower priced saline products to higher priced silicone gel products since the U.S. Food and Drug Administration, or FDA, approval of silicone gel breast implants in November 2006. This increase in sales was partially offset by a slight decrease in breast aesthetics product net sales in North America, primarily due to a decline in the number of breast implant units sold in the United States. We believe the rate of growth in net sales of breast aesthetics products in the United States and Europe was negatively impacted in 2008 by declines in consumer spending.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and OrberaTM System, increased in 2008 compared to 2007 due to strong sales growth rates in Canada, the United Kingdom, Australia and Latin America and a low rate of sales growth on a large sales base in the United States. We believe the rate of growth in net sales of obesity intervention products was negatively impacted in 2008 by the introduction of a competitive product in the United States and by declines in consumer spending in the United States.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in 2008 compared to 2007 primarily due to strong sales growth in Europe and Canada, primarily due to the 2008 launch of Juvéderm® Ultra with lidocaine in those markets, and sales growth in the United States, Latin America and Asia Pacific. The increase in net sales of facial aesthetics products was partially offset by a general decline in sales of older generation collagen-based dermal fillers. We believe the rate of growth in net sales of facial aesthetics products was negatively impacted in 2008 by declines in consumer spending in the United States and Europe.

There were no net sales of other medical devices in 2008 compared to $2.7 million of other medical devices net sales in 2007. Net sales of other medical devices in 2007 consisted of ophthalmic surgical devices sold under a manufacturing and supply agreement. The manufacturing and supply agreement was entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business and was substantially concluded in December 2007.

Foreign currency changes increased product net sales by $49.5 million in 2008 compared to 2007, primarily due to the strengthening of the euro and Brazilian real compared to the U.S. dollar, partially offset by the weakening of the U.K. pound compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.1 percentage points to 64.6% in 2008 compared to U.S. sales of 65.7% in 2007, due primarily to an increase in international product net sales as a percentage of total product net sales of our Botox®, eye care pharmaceuticals, breast aesthetics, obesity intervention and facial aesthetics product lines, partially offset by an increase in sales of our urologics products, which are currently sold only in the United States, and an increase in U.S. sales of our skin care products.

The $868.9 million increase in product net sales in 2007 compared to 2006 was the combined result of an increase of $466.5 million in our specialty pharmaceuticals product net sales and an increase of $402.4 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales was due primarily to increases in sales of our eye care pharmaceuticals and Botox® product lines. The increase in medical devices product net sales reflects significant growth across all product lines. The increase in medical devices product net sales in 2007 compared to 2006 was also positively impacted by the March 2006 Inamed and January 2007 Cornéal business acquisitions.

Eye care pharmaceuticals sales increased in 2007 compared to 2006 primarily because of strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, including strong sales growth from Ganfort™, our Lumigan® and timolol combination, which we launched in 2006 in certain European markets, an increase in product net sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma that we launched in the United States in the first quarter of 2006, an increase in sales of Combigan® in Europe, Latin America, Asia, Canada and, to a lesser degree, in the United States due to the initial U.S. launch of Combigan® late in the fourth quarter of 2007, an increase in sales of Acular LS®, our more recent non-steroidal anti-inflammatory, and growth in sales of artificial tears products, including the Refresh® and OptiveTM brands. OptiveTM was launched in the United States during 2006 and in Australia and certain countries in Europe, Latin America and Asia during 2007. In addition, net sales of eye care pharmaceuticals benefited from an increase in net sales of Elestat®, our topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, and Zymar®, an ophthalmic anti-infective product for the treatment of bacterial conjunctivitis, in 2007 compared to 2006. These increases in eye care pharmaceuticals sales were partially offset by lower sales of Alphagan® P 0.15% due to a general decline in U.S. wholesaler demand resulting from a decrease in promotion efforts. We estimate the majority of the increase in our eye care pharmaceuticals sales during 2007 was due to a shift in sales mix to a greater percentage of higher priced products, and an overall net increase in the volume of product sold. We increased the published list prices for certain eye care pharmaceutical products in the United States, ranging from seven percent to nine percent, effective February 3, 2007. We increased the published U.S. list price for Restasis® by seven percent, Lumigan® by seven percent, Alphagan® P 0.15% and Alphagan® P 0.1% by eight percent, Acular LS® by nine percent, Elestat® by seven percent and Zymar® by seven percent. This increase in prices had a positive net effect on our U.S. sales for 2007, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2007, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

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

Skin care sales decreased in 2007 compared to 2006 primarily due to lower sales of Tazorac®, principally due to the impact of a negative change in formulary positions at key managed care plans from the end of 2006, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage® MD, partially offset by an increase in sales of VivitéTM, a new line of physician dispensed skin care products. Net sales of Tazorac®, Zorac® and Avage® decreased $11.3 million, or 12.4%, to $79.9 million in 2007, compared to $91.2 million in 2006. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by nine percent effective February 3, 2007.

Urologics net sales in 2007 were $6.0 million and primarily relate to Sanctura®, a twice-a-day anticholinergic for the treatment of overactive bladder that we began to recognize in October 2007 in connection with our Esprit acquisition.

Breast aesthetics product net sales increased $121.2 million, or 68.4%, to $298.4 million in 2007 compared to $177.2 million in 2006 primarily due to strong sales growth in all of our principal geographic markets and the full year impact of the Inamed acquisition in 2007 compared to only nine months of sales activity in 2006. The November 2006 FDA and Health Canada approvals of certain silicone gel breast implants for breast augmentation, revision or reconstructive surgery and the transition of the market from lower priced saline products to higher priced silicone products in North America had a positive effect on net sales in the United States and Canada in 2007 compared to 2006.

Obesity intervention product net sales increased $127.8 million, or 89.8%, to $270.1 million in 2007 compared to $142.3 million in 2006 primarily due to strong sales growth across all of our principal geographic markets and the full year impact of the Inamed acquisition in 2007 compared to only nine months of sales activity in 2006. Net sales of obesity intervention products were also positively benefited in 2007 compared to 2006 by an approximately three percent increase in the published U.S. list price for our Lap-Band® System effective July 2, 2007 and our introduction in the United States of a premium priced, next generation Advanced Performance Lap-Band AP® System.

Facial aesthetics product net sales increased $150.7 million, or 289.3%, to $202.8 million in 2007 compared to $52.1 million in 2006 primarily due to strong sales growth in all of our principal geographic markets and the full year impact in 2007 of the Cornéal and Inamed acquisitions. Our January 2007 launch of our FDA approved hyaluronic acid-based dermal fillers Juvéderm® Ultra and Juvéderm® Ultra Plus had a positive effect on net sales in the United States in 2007 compared to 2006. The 2007 launch of these products in Canada and Australia also had a positive effect on net sales growth in 2007 compared to 2006. The increase in net sales was partially offset by a general decline in sales of collagen-based dermal fillers. Our acquisition of Cornéal in January 2007 had a positive effect on our net sales of facial aesthetic products in Europe and Asia in 2007 compared to 2006.

Net sales of other medical devices were $2.7 million in 2007 and consisted of sales of ophthalmic surgical devices related to the former Cornéal ophthalmic surgical device business.

Foreign currency changes increased product net sales by $87.4 million in 2007 compared to 2006, primarily due to the strengthening of the euro, Brazilian real, U.K. pound, Australian dollar and the Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.7 percentage points to 65.7% in 2007 compared to U.S. sales of 67.4% in 2006, due primarily to an increase in international specialty pharmaceutical product net sales as a percentage of total specialty pharmaceuticals net sales and a decrease in U.S. skin care sales, partially offset by an increase in U.S. sales of medical devices as a percentage of total medical devices net sales, primarily driven by growth in U.S. sales of Juvéderm® dermal fillers. The increase in the international percentage of specialty pharmaceutical net sales was primarily due to growth in international product net sales of Botox® and eye care pharmaceuticals.

Other Revenues

Other revenues increased $3.8 million to $63.7 million in 2008 compared to $59.9 million in 2007. The increase in other revenues in 2008 compared to 2007 is primarily due to an increase in royalty income from sales of Botox® in Japan and China by GlaxoSmithKline, or GSK, under a licensing agreement and an increase in reimbursement income for services provided under a co-promotion agreement related to our Lap-Band® obesity intervention products, partially offset by a decline in other reimbursement income.

Other revenues increased $6.7 million to $59.9 million in 2007 compared to $53.2 million in 2006. The increase in other revenues in 2007 compared to 2006 is primarily due to an increase of approximately $7.7 million in royalty income earned principally from sales of Botox® in Japan and China by GSK under a license agreement, and other miscellaneous royalty income, partially offset by a decrease of approximately $1.0 million in reimbursement income, primarily related to services provided in connection with a contractual agreement for the development of Posurdex® for the ophthalmic specialty pharmaceutical market in Japan.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of operations:

	Year Ended December 31,
	2008	2007	2006
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.5	1.5	1.7
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	17.5	17.4	19.1
Selling, general and administrative	42.8	43.3	44.3
Research and development	18.4	18.5	35.1
Amortization of acquired intangible assets	3.5	3.1	2.6
Restructuring charges	1.0	0.7	0.7

Operating income (loss)	18.3	18.5	(0.1)
Non-operating income (expense)	(0.2)	(0.8)	(0.5)

Earnings (loss) from continuing operations before income taxes and minority interest	18.1%	17.7%	(0.6)%

Net earnings (loss) from continuing operations	13.3%	12.9%	(4.2)%

Cost of Sales

Cost of sales increased $88.0 million, or 13.1%, in 2008 to $761.2 million, or 17.5% of product net sales, compared to $673.2 million, or 17.4% of product net sales in 2007. Cost of sales in 2008 includes charges of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition and $8.8 million for the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility. Cost of sales in 2007 includes a charge of $3.3 million for the purchase accounting fair market value inventory adjustment rollout related to the acquisitions of Cornéal and Esprit. Excluding the effect of these charges, cost of sales increased $70.8 million, or 10.6%, in 2008 compared to 2007. This increase in cost of sales, excluding the charges described above, primarily resulted from the 11.9% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, declined to 17.1% in 2008 from 17.3% in 2007, primarily due to an increase in product net sales of our Juvéderm® dermal filler family of products as a percentage of total facial aesthetic product net sales, an increase in the sales mix within our eye care pharmaceuticals and skin care product lines of newer products with lower cost of sales as a percentage of product net sales, and the continued transition of the breast aesthetic market in North America to higher priced silicone gel products from lower priced saline products, partially offset by the growth in urologics product net sales, which have a higher cost of sales as a percentage of product net sales than our other specialty pharmaceuticals products. In addition, cost of sales as a percentage of product net sales for our obesity intervention products increased slightly in 2008 compared to 2007.

Cost of sales increased $97.5 million, or 16.9%, in 2007 to $673.2 million, or 17.4% of product net sales, compared to $575.7 million, or 19.1% of product net sales in 2006. Cost of sales includes charges of $3.3 million in 2007 and $47.9 million in 2006 for purchase accounting fair market value inventory adjustment rollouts related to the 2007 acquisitions of Cornéal and Esprit and the 2006 acquisition of Inamed, respectively. Excluding the effect of these purchase accounting charges, cost of sales increased $142.1 million, or 26.9%, in 2007 compared to 2006. This increase in cost of sales, excluding the effect of purchase accounting charges, in 2007 compared to the 2006 primarily resulted from the 28.9% increase in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of purchase accounting charges, declined to 17.3% in 2007 from 17.5% in 2006. Cost of sales as a percentage of product net sales declined during 2007 compared to 2006 primarily as a result of the January 2007 launch of Juvéderm® Ultra and Juvéderm® Ultra Plus and the November 2006 FDA approval of certain silicone gel breast implants in the United States. These products generally have lower cost of sales as a percentage of product net sales compared to our collagen-based dermal fillers and saline breast implants. Additionally, higher levels of production of medical device products during 2007 compared to 2006 led to improved manufacturing efficiencies. These improvements in cost of sales as a percentage of product net sales were partially offset by the impact of the overall increase in our medical device product net sales, which generally have a higher cost of sales percentage compared to our specialty pharmaceutical products.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $175.9 million, or 10.5%, to $1,856.0 million, or 42.8% of product net sales, in 2008 compared to $1,680.1 million, or 43.3% of product net sales, in 2007. The current year increase in SG&A expenses in dollars primarily relates to increases in selling, marketing and general and administrative expenses, partially offset by a decline in promotion expenses. The increase in selling and marketing expenses in 2008 compared to 2007 principally relates to the addition of our U.S. urologics sales force in the fourth quarter of 2007 related to the Esprit acquisition. In addition, the increase in selling and marketing expenses was also impacted by an increase in personnel and related incentive compensation costs driven by the expansion of our U.S. and Asia Pacific facial aesthetics sales forces, as well as launch related expenses for Sanctura XR®, Combigan® and Aczone® in the United States and Juvéderm® with lidocaine in Europe. The increase in general and administrative expenses principally relates to an increase in legal, finance and information systems costs, as well as the expansion of our management team in Asia. The decline in promotion expenses is primarily due to reduced direct-to-consumer advertising and other promotional costs for our medical device products in the United States, partially offset by launch-related promotion expenses for Sanctura XR®, Combigan® and Aczone® and an increase in spending in Europe related to our Juvéderm® product line. In 2008, SG&A expenses included $25.7 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®, a $13.2 million settlement related to the termination of a distribution agreement in Korea, an impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, $2.1 million of integration and transition costs related to the acquisitions of Esprit and Cornéal, $0.9 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. In 2007, SG&A expenses also include $14.5 million of integration and transition costs related to the Esprit, Cornéal, EndoArt and Inamed acquisitions, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. SG&A expenses as a percentage of product net sales declined in 2008 compared to 2007 due primarily to lower promotion expenses, partially offset by higher selling expenses, as a percentage of product net sales.

SG&A expenses increased $346.7 million, or 26.0%, to $1,680.1 million, or 43.3% of product net sales, in 2007 compared to $1,333.4 million, or 44.3% of product net sales, in 2006. The increase in the dollar amount of SG&A expenses primarily relates to a substantial increase in promotion, selling and marketing expenses and an increase in general and administrative expenses to support the continuing growth in revenues. Promotion expenses primarily increased due to additional costs to promote our medical device product lines that we obtained in the Inamed acquisition, including an increase in direct-to-consumer advertising and other promotional costs for our Lap-Band® System, Juvéderm® Ultra and Juvéderm® Ultra Plus dermal fillers, and Natrelle® silicone breast implant products. The increase in selling and marketing expenses principally relate to personnel and related incentive compensation costs driven by the expansion of our U.S. and European facial aesthetics, neuroscience, breast implant and obesity intervention sales forces. The increase in selling and marketing expenses in 2007 compared to 2006 was also impacted by an increase in our U.S. and European ophthalmology sales forces, the addition of the Esprit sales personnel in the fourth quarter of 2007 and launch related expenses for Sanctura XR® and Combigan®. General and administrative expenses increased in 2007 compared to 2006 primarily due to an increase in incentive compensation, legal, finance, information systems, human resources and facilities costs. Additionally, we did not incur any significant SG&A expenses related to our medical device product lines prior to our acquisition of Inamed in March 2006. In 2006, SG&A expenses also included a $28.5 million contribution to The Allergan Foundation, $19.6 million of integration and transition costs related to the acquisition of Inamed and $5.7 million of transition and duplicate operating expenses, including a loss of $3.4 million on the sale of our Mougins, France facility, primarily related to the restructuring and streamlining of our European operations. SG&A expenses as a percentage of product net sales declined in 2007 compared to 2006 due primarily to lower general and administrative and selling expenses, partially offset by higher promotion and marketing expenses, as a percentage of product net sales.

Research and Development

Research and development, or R&D, expenses increased $79.8 million, or 11.1%, to $797.9 million in 2008, or 18.4% of product net sales, compared to $718.1 million, or 18.5% of product net sales in 2007. R&D expenses in 2008 included a charge of $41.5 million for an upfront payment for the in-licensing of apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer, from Spectrum Pharmaceuticals, Inc., a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, a charge of $7.0 million for an upfront payment for the in-licensing of pre-clinical drug compounds to treat diseases of the eye from Polyphor Ltd. and a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc. R&D expenses in 2007 included a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the 2008 charges related to upfront in-licensing payments for technologies that have not achieved regulatory approval and the 2007 charge for in-process research and development, R&D expenses increased by $83.1 million, or 12.9%, to $729.2 million in 2008, or 16.8% of product net sales, compared $646.1 million, or 16.7% of product net sales, in 2007. The increase in R&D expenses in dollars, excluding these charges, was primarily a result of higher rates of investment in our eye care pharmaceuticals for next generation product enhancements and line extensions as well as increased spending on Botox® for overactive bladder and benign prostate hyperplasia programs, bimatoprost for the stimulation of eyelash growth, alpha agonists for the treatment of neuropathic pain and breast implant follow-up studies, partially offset by a reduction in expenses related to memantine and Botox® for the treatment of chronic migraine. The increase in R&D expenses, excluding the 2008 charges related to upfront in-licensing payments for technologies that have not achieved regulatory approval and the 2007 in-process research and development charge, as a percentage of product net sales in 2008 compared to 2007 was primarily due to the 12.9% increase in R&D expenses relative to the lower percentage increase in product net sales during the same period.

R&D expenses decreased $337.4 million, or 32.0%, to $718.1 million in 2007, or 18.5% of product net sales, compared to $1,055.5 million, or 35.1% of product net sales in 2006. For the year ended December 31, 2007, R&D expenses include a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition, and for 2006 include a charge of $579.3 million for in-process research and development assets acquired in the Inamed acquisition. Excluding the effect of the in-process research and development charges, R&D expenses increased by $169.9 million, or 35.7%, to $646.1 million in 2007, or 16.7% of product net sales, compared to $476.2 million, or 15.8% of product net sales in 2006. The increase in R&D expenses, excluding the in-process research and development charges, primarily resulted from higher rates of investment in our eye care pharmaceuticals and Botox® product lines, increased spending for new pharmaceutical technologies and the addition of development expenses associated with our medical device products acquired in the EndoArt, Cornéal and Inamed acquisitions. R&D spending increases in 2007 compared to 2006 were primarily driven by an increase in clinical trial costs associated with Posurdex®, TrivarisTM, certain Botox® indications for overactive bladder and chronic migraine, and alpha agonists for the treatment of neuropathic pain, and an increase in costs related to breast implant follow-up studies and additional spending on obesity intervention technologies. R&D spending on memantine declined during 2007 compared to 2006. The increase in R&D expenses, excluding the in-process research and development charges, as a percentage of product net sales in 2007 compared to 2006 was primarily due to the 35.7% increase in R&D expenses relative to the lower percentage increase in product net sales during the same period.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $29.6 million to $150.9 million in 2008, or 3.5% of product net sales, compared to $121.3 million, or 3.1% of product net sales in 2007. The increase in amortization expense in dollars and as a percentage of product net sales is primarily due to an increase in the balance of intangible assets subject to amortization, primarily related to our October 2007 Esprit acquisition and July 2008 purchase of the Aczone® developed technology.

Amortization of acquired intangible assets increased $41.7 million to $121.3 million in 2007, or 3.1% of product net sales, compared to $79.6 million, or 2.6% of product net sales in 2006. This increase in amortization expense in dollars and as a percentage of product net sales is primarily due to an increase in amortization of acquired intangible assets related to our 2007 acquisitions of Esprit, EndoArt and Cornéal and a full-year impact during 2007 from the Inamed acquisition that was completed on March 23, 2006.

Restructuring Charges, Integration Costs and Transition and Duplicate Operating Expenses

Restructuring charges in 2008 were $41.3 million, consisting of $27.2 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations, $3.4 million related to the restructuring and integration of the Inamed operations, $4.0 million related to the restructuring and streamlining of our European operations and $0.1 million related to the restructuring associated with the EndoArt acquisition. Restructuring charges in 2007 were $26.8 million, consisting of $16.6 million related to the restructuring and integration of the Cornéal operations, $9.2 million related to the restructuring and integration of the Inamed operations and $1.0 million related to the restructuring and streamlining of our European operations. Restructuring charges in 2006 were $22.3 million, consisting of $13.5 million related to the restructuring and integration of the Inamed operations, $8.6 million related to the restructuring and streamlining of our European operations, $0.6 million related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics and a $0.4 million restructuring charge reversal related to the streamlining of our operations in Japan.

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our acquisition of Inamed in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by the second quarter of 2009. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $60 million and $68 million, consisting primarily of employee severance and other one-time termination benefits of $31 million to $34 million, asset impairments and accelerated depreciation of $15 million to $17 million, and contract termination and other costs of $14 million to $17 million. We expect that $45 million to $51 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to recognize costs through the fourth quarter of 2009. We currently expect to substantially complete the phased closure of the Arklow facility by the second quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2008, we recorded pre-tax restructuring charges of $27.2 million. During 2008, we also recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of SG&A expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

At December 31, 2008, $9.5 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the year ended December 31, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008 (included in “Other accrued expenses”)	$11.5	$4.5	$0.1	$16.1

Restructuring and Integration of Cornéal Operations

In connection with the January 2007 Cornéal acquisition, we initiated a restructuring and integration plan to merge the Cornéal facial aesthetics business operations with our operations. Specifically, the restructuring and integration activities involve a workforce reduction of approximately 20 positions, principally general and administrative positions, moving key Cornéal facial aesthetics business functions to our locations, integrating Cornéal’s distributor operations with our existing distribution network and integrating Cornéal’s information systems with our information systems.

We began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007 and substantially completed all restructuring and integration activities in the second quarter of 2008. As of December 31, 2008, we have recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $10.0 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the

Cornéal operations. During 2008 and 2007, we recorded pre-tax restructuring charges of $6.6 million and $16.6 million, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2008, we recorded pre-tax integration and transition costs of $1.5 million, consisting of $0.1 million in cost of sales and $1.4 million in SG&A expenses. During 2007, we recorded pre-tax integration and transition costs of $8.5 million, consisting of $0.1 million in cost of sales and $8.4 million in SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations through December 31, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during 2008	0.4	6.2	6.6
Spending	(2.4)	(13.5)	(15.9)

Balance at December 31, 2008 (included in “Other accrued expenses”)	$0.8	$0.6	$1.4

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

As of December 31, 2007, we substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with our operations. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. We did not incur any restructuring charges or integration and transition costs during 2008. During 2007 and 2006, we recorded pre-tax restructuring charges of $7.5 million and $13.5 million, respectively. During 2007, we recorded $5.3 million of pre-tax integration and transition costs associated with the global restructuring and integration of the former Inamed operations, consisting of $0.1 million in cost of sales and $5.2 million in SG&A expenses. During 2006, we recorded $20.7 million of pre-tax integration and transition costs, consisting of $0.9 million in cost of sales, $19.6 million in SG&A expenses and $0.2 million in R&D expenses. During 2006, we also recorded $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which we included in our provision for income taxes.

On January 30, 2007, our Board of Directors approved a plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition based on the anticipated reduction in market demand for human and bovine collagen products as a result of the introduction of our hyaluronic acid dermal filler products. Specifically, the plan involved a workforce reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, and lease termination and contract settlements. We began to record costs associated with the closure of the collagen manufacturing facility in the first quarter of 2007 and substantially completed all restructuring activities and closed the collagen manufacturing facility in the fourth quarter of 2008. Prior to the closure of the collagen manufacturing facility, we manufactured a sufficient quantity of collagen products to meet estimated market demand through 2010.

As of December 31, 2008, we recorded cumulative pre-tax restructuring charges of $5.1 million related to the restructuring of the collagen manufacturing facility. During 2008 and 2007, we recorded pre-tax restructuring charges of $3.4 million and $1.7 million, respectively.

The following table presents the cumulative restructuring activities related to the restructuring of the collagen manufacturing facility through December 31, 2008:

	Employee Severance	Contract and Lease Termination Costs	Total
	(in millions)
Net charge during 2007	$1.7	—	$1.7
Spending	—	—	—

Balance at December 31, 2007	1.7	—	1.7
Net charge during 2008	0.4	3.0	3.4
Reclassification of lease liability(a)	—	1.3	1.3
Spending	(0.8)	(0.5)	(1.3)

Balance at December 31, 2008 (included in “Other accrued expenses” and “Other liabilities”)	$1.3	$3.8	$5.1

(a)	Represents the reclassification of a purchase accounting liability recorded for an unfavorable lease contract for the collagen manufacturing facility in Fremont, California to an accrued liability for lease abandonment for the same facility.

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

As of December 31, 2006, we substantially completed all activities related to the restructuring and streamlining of our European operations and recorded cumulative pre-tax restructuring charges of $37.5 million and cumulative transition and duplicate operating expenses of $11.8 million. The restructuring charges primarily consisted of severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. The transition and duplicate operating expenses primarily consisted of legal, consulting, recruiting, information system implementation costs and taxes. During 2008 and 2007, we recorded pre-tax restructuring charges of $4.0 million and $1.0 million, respectively, for adjustments to our estimated liability for an abandoned leased facility related to our European operations. During 2006, we recorded pre-tax restructuring charges of $8.6 million. We did not incur any transition and duplicate operating expenses related to the restructuring and streamlining of our European operations during 2008 and 2007. During 2006, we recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of our Mougins, France facility, consisting of $5.7 million in SG&A expenses and $0.5 million in R&D expenses. As of December 31, 2008, remaining accrued expenses of $4.8 million for restructuring charges related to the abandoned leased facility of our European operations are included in “Other liabilities.”

Other Restructuring Activities and Integration Costs

Included in 2008 is $0.1 million of restructuring charges related to the EndoArt acquisition. Included in 2006 is $0.6 million of restructuring charges related to the scheduled June 2005 termination of our manufacturing and supply agreement with Advanced Medical Optics, which we spun-off in June 2002. Also included in 2006 is a $0.4 million restructuring charge reversal related to the streamlining of our operations in Japan.

In 2008, SG&A expenses include $0.7 million of expenses related to the integration of the Esprit operations. In 2007, SG&A expenses include $0.9 million of expenses related to the integration of the Esprit and EndoArt operations.

On February 4, 2009, we announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan are U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as we adjust our back-office structures to a reduced short-term sales outlook for some businesses. Modest reductions are being made in other functions as we re-engineer our processes and increase productivity. Further, we have decided to accelerate the vesting and remove certain stock option expiration features for all employees holding the 2008 full-round employee stock options and to modify certain stock option expiration features for other stock options held by employees impacted by the restructuring plan.

We currently estimate that the total pre-tax charges resulting from the restructuring plan will be between $110 million and $117 million, of which $40 million to $45 million are expected to be cash expenditures. These charges will be incurred beginning in the first quarter of 2009 and are expected to continue up through and including the fourth quarter of 2009. We expect the restructuring plan to be substantially completed by the end of the second quarter of 2009.

Operating Income (Loss)

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

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for 2008, general and administrative expenses of $317.4 million, charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $25.7 million, a $13.2 million charge related to the termination of a distribution agreement in Korea, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $10.0 million, impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, integration and transition costs related to the acquisitions of Esprit and Cornéal of $2.2 million, transaction costs related to the Aczone® asset acquisition of $0.6 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $20.9 million; for 2007, general and administrative expenses of $292.1 million, integration and transition costs related to the Esprit, EndoArt, Cornéal and Inamed acquisitions of $14.7 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, purchase accounting fair market value inventory adjustments related to the Esprit and Cornéal acquisitions of $3.3 million and other net indirect costs of $18.1 million; and for 2006, general and administrative expenses of $244.8 million, integration and transition costs related to Inamed operations of $20.7 million, a purchase accounting fair market value inventory adjustment related to the Inamed acquisition of $47.9 million, transition and duplicate operating expenses relating to the restructuring and streamlining of our operations in Europe of $6.2 million, a contribution to The Allergan Foundation of $28.5 million, and other net indirect costs of $3.6 million.

The following table presents operating income (loss) for each reportable segment for the years ended December 31, 2008, 2007 and 2006 and a reconciliation of our segments’ operating income to consolidated operating income (loss):

	2008	2007	2006
	(in millions)
Operating income (loss):
Specialty pharmaceuticals	$1,220.1	$1,047.9	$888.8
Medical devices	222.0	207.1	119.9

Total segments	1,442.1	1,255.0	1,008.7
General and administrative expenses, other indirect costs and other adjustments	475.1	336.9	351.7
In-process research and development	—	72.0	579.3
Amortization of acquired intangible assets(a)	129.6	99.9	58.6
Restructuring charges	41.3	26.8	22.3

Total operating income (loss)	$796.1	$719.4	$(3.2)

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income for the year ended December 31, 2008 was $796.1 million, or 18.3% of product net sales, compared to consolidated operating income of $719.4 million, or 18.5% of product net sales in 2007. The $76.7 million increase in consolidated operating income was due to a $460.7 million increase in product net sales and a $3.8 million increase in other revenues, partially offset by an $88.0 million increase in cost of sales, a $175.9 million increase in SG&A expenses, a $79.8 million increase in research and development, a $29.6 million increase in amortization of acquired intangible assets and a $14.5 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in 2008 was $1,220.1 million, compared to operating income of $1,047.9 million in 2007. The $172.2 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines and lower total segment promotion expenses, partially offset by an increase in selling and marketing expenses, primarily due to increased sales personnel costs and additional marketing expenses to support our expanded selling efforts and new products, including new urologics products acquired in the Esprit acquisition, and an increase in R&D expenses.

Our medical devices segment operating income in 2008 was $222.0 million, compared to operating income of $207.1 million in 2007. The $14.9 million increase in our medical devices segment operating income was due primarily to an increase in product net sales across all product lines and an overall decrease in promotion expenses, partially offset by increased investments in spending for selling and marketing activities, primarily increased sales personnel costs, and an increase in R&D expenses.

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

Our specialty pharmaceuticals segment operating income in 2007 was $1,047.9 million, compared to operating income of $888.8 million in 2006. The $159.1 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by an increase in cost of sales, an increase in promotion, selling and marketing expenses, primarily due to increased sales personnel costs and additional promotion and marketing expenses to support our expanded selling efforts and new products, including new products acquired in the Esprit acquisition, and an increase in R&D expenses.

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

Non-Operating Income and Expenses

Total net non-operating expense in 2008 was $8.9 million compared to $31.7 million in 2007. Interest income in 2008 was $33.5 million compared to interest income of $65.3 million in 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $147 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.4 percentage points in 2008 compared to 2007, partially offset by $3.5 million of statutory interest income related to income taxes recorded in 2008. Interest expense decreased $10.8 million to $60.6 million in 2008 compared to $71.4 million in 2007, primarily due to $7.9 million recognized in 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $0.3 million recognized in 2007 and a decrease in average outstanding borrowings in 2008 compared to 2007. During 2008, we recorded a net unrealized gain on derivative instruments of $14.8 million compared to a net unrealized loss of $0.4 million in 2007. Other, net income was $3.4 million in 2008, consisting primarily of $2.9 million in net realized gains from foreign currency transactions. Other, net expense was $25.2 million in 2007, consisting primarily of $25.0 million in net realized losses from foreign currency transactions.

Total net non-operating expense for the year ended December 31, 2007 was $31.7 million compared to $16.3 million in 2006. Interest income in 2007 was $65.3 million compared to interest income of $48.9 million in 2006. The increase in interest income was primarily due to higher average cash equivalent balances earning interest of approximately $143 million and an increase in average interest rates earned on all cash equivalent balances earning interest of approximately 0.27% in 2007 compared to 2006 and a $4.9 million reversal during

2006 of previously recognized estimated statutory interest income related to a matter involving the recovery of previously paid state income taxes. Interest expense increased $11.2 million to $71.4 million in 2007 compared to $60.2 million in 2006, primarily due to an increase in average outstanding borrowings for 2007 compared to 2006 and a $4.9 million reversal of previously accrued statutory interest expense included in 2006 associated with the resolution of several significant uncertain income tax audit issues, partially offset by the write-off of unamortized debt origination fees of $4.4 million in 2006 due to the redemption of our Zero Coupon Convertible Senior Notes due 2022, or 2022 Notes. We incurred a substantial increase in borrowings to fund the Inamed acquisition on March 23, 2006. During 2007, we recorded a net unrealized loss on derivative instruments of $0.4 million compared to a net unrealized loss of $0.3 million in 2006. Other, net expense was $25.2 million in 2007, consisting primarily of $25.0 million in net realized losses from foreign currency transactions. Other, net expense was $4.7 million in 2006, which includes $2.7 million of costs for the settlement of a previously disclosed contingency involving non-income taxes in Brazil and net realized losses from foreign currency transactions of $3.2 million.

Income Taxes

Our effective tax rate in 2008 was 26.3% compared to the effective tax rate of 27.1% in 2007. Included in our operating income for 2008 are pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. In 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefit of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.7%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the year ended December 31, 2008 is summarized below:

2008
(in millions)
Earnings from continuing operations before income taxes and minority interest, as reported	$787.2
Upfront payments for technologies that have not achieved regulatory approval	68.7
Esprit fair market value inventory rollout	11.7
Settlement related to the termination of a distribution agreement in Korea	13.2
Impairment of an intangible asset	5.6
Total restructuring charges	41.3

$927.7

Provision for income taxes, as reported	$207.0
Income tax benefit (provision) for:
Upfront payments for technologies that have not achieved regulatory approval	21.6
Esprit fair market value inventory rollout	4.6
Settlement related to the termination of a distribution agreement in Korea	1.3
Impairment of an intangible asset	2.0
Total restructuring charges	4.7
Deferred tax benefit from the legal entity integration of Esprit and Inamed	2.4
Negative tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts	(5.5)

$238.1

Adjusted effective tax rate	25.7%

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

Our effective tax rate in 2006 was 551.3%. Included in our operating loss for the year ended December 31, 2006 are pre-tax charges of $579.3 million for in-process research and development acquired in the Inamed acquisition, a $47.9 million charge to cost of sales associated with the Inamed purchase accounting fair market value inventory adjustment rollout, total integration, transition and duplicate operating expenses of $26.9 million related to the Inamed acquisition and restructuring and streamlining of our European operations, a $28.5 million contribution to The Allergan Foundation and total restructuring charges of $22.3 million. In 2006, we recorded income tax benefits of $15.7 million related to the Inamed purchase accounting fair market value inventory adjustment rollout, $9.1 million related to total integration, transition and duplicate operating expenses, $11.3 million related to the contribution to The Allergan Foundation and $3.5 million related to total restructuring charges. Also included in the provision for income taxes in 2006 is a $17.2 million reduction in the provision for income taxes due to the reversal of the valuation allowance against a deferred tax asset that we have determined is realizable, a reduction of $14.5 million in estimated income taxes payable primarily due to the resolution of several significant previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002, a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings that had been indefinitely re-invested outside the United States, a beneficial change of $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision concluded in 2004, an unfavorable adjustment of $3.9 million for a previously filed income tax return currently under examination and a provision for income taxes of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition. Excluding the impact of the total pre-tax charges of $704.9 million and the total net income tax benefits of $69.8 million for the items discussed above, our adjusted effective tax rate for the year ended December 31, 2006 was 25.9%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2006 is summarized below:

2006
(in millions)
Loss from continuing operations before income taxes and minority interest, as reported	$(19.5)
In-process research and development expense	579.3
Inamed fair market value inventory rollout	47.9
Total integration, transition and duplicate operating expenses	26.9
Contribution to The Allergan Foundation	28.5
Total restructuring charges	22.3

$685.4

Provision for income taxes, as reported	$107.5
Income tax benefit (provision) for:
Inamed fair market value inventory rollout	15.7
Total integration, transition and duplicate operating expenses	9.1
Contribution to The Allergan Foundation	11.3
Total restructuring charges	3.5
Reduction in valuation allowance associated with a deferred tax asset	17.2
Resolution of uncertain income tax audit issues	14.5
Adjustment to estimated taxes on 2005 repatriation of foreign earnings	2.8
Recovery of previously paid state income taxes	1.2
Unfavorable adjustment for previously filed tax return currently under examination	(3.9)
Intercompany transfers of trade businesses and net assets	(1.6)

$177.3

Adjusted effective tax rate	25.9%

The increase in the adjusted effective tax rate to 25.7% in 2008 compared to the adjusted effective tax rate in 2007 of 25.0% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions, partially offset by the beneficial tax rate effect of increased deductions for the amortization of acquired intangible assets associated with the Esprit acquisition and Aczone® asset purchase and the beneficial tax rate effect of decreased interest income in the United States.

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

Earnings (Loss) from Continuing Operations

Our earnings from continuing operations in 2008 were $578.6 million compared to earnings from continuing operations of $501.0 million in 2007. The $77.6 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $76.7 million and the decrease in net non-operating expense of $22.8 million, partially offset by the increase in the provision for income taxes of $20.8 million and the increase in minority interest expense of $1.1 million.

Our earnings from continuing operations in 2007 were $501.0 million compared to a loss from continuing operations of $127.4 million in 2006. The $628.4 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $722.6 million, partially offset by the increase in net non-operating expense of $15.4 million, the increase in the provision for income taxes of $78.7 million and the increase in minority interest expense of $0.1 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $681.9 million in 2008 compared to $792.5 million in 2007 and $746.9 million in 2006. Cash flow from operating activities decreased in 2008 compared to 2007 primarily as a result of a net increase in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories, accounts payable and other liabilities, partially offset by an increase in earnings from operations, including the effect of adjusting for non-cash items. We paid pension contributions of $84.5 million in 2008 compared to $23.2 million in 2007. The increase in pension contributions was primarily due to the negative impact on the value of assets in our funded pension plans due to the recent decline in the fair value of global equity securities and our desire to maintain certain minimum asset values relative to projected benefit obligations.

Cash flow from operating activities increased in 2007 compared to 2006 primarily as a result of an increase in earnings from operations, including the effect of adjusting for non-cash items, partially offset by a net increase in cash required to fund growth in net operating assets and liabilities, principally inventories and other current and non-current assets and income taxes payable, and an increase in income taxes paid. We paid pension contributions of $23.2 million in 2007 compared to $15.8 million in 2006.

Net cash used in investing activities was $459.1 million in 2008 compared to $833.1 million in 2007 and $1,484.6 million in 2006. In 2008, we paid approximately $150.1 million primarily for the acquisition of assets related to Aczone®, and invested $190.2 million in new facilities and equipment and $56.3 million in capitalized software. In 2008, we purchased a manufacturing facility that was previously leased by us for approximately $23.0 million and an office building contiguous to our main facility in Irvine, California for approximately $15.3 million. Additionally, we capitalized $69.8 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and milestone payments related to expected annual Restasis® net sales and the FDA approval of LatisseTM in the United States. In 2008, we collected $3.1 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. We currently expect to invest between $110 million and $130 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2009.

In 2007, we paid $683.7 million, net of cash acquired, for the acquisitions of Esprit, EndoArt and Cornéal, and invested $141.8 million in new facilities and equipment and $30.7 million in capitalized software. Additionally, we capitalized $10.0 million as intangible assets in connection with a milestone payment related to Restasis® and an upfront licensing payment related to urologics products incurred subsequent to the Esprit acquisition. In 2007, we received $23.9 million from the sale of the ophthalmic surgical device business and $9.2 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility.

In 2006, we paid $1,328.7 million, net of cash acquired, for the cash portion of the Inamed acquisition, and invested $131.4 million in new facilities and equipment and $18.4 million in capitalized software. Additionally, we capitalized $11.5 million as intangible assets primarily related to milestone payments for regulatory approvals to commercialize the Juvéderm® dermal filler family of products in the United States and Australia. In 2006, we received $4.8 million primarily from the sale of our Mougins, France facility.

Net cash used in financing activities was $262.8 million in 2008 compared to $182.4 million in 2007 and net cash provided by financing activities of $803.0 million in 2006. In 2008, we repurchased 4.0 million shares of our common stock for $230.1 million, had net repayments of notes payable of $34.7 million and paid $60.7 million in dividends. This use of cash was partially offset by $51.6 million received from the sale of stock to employees and $11.1 million in excess tax benefits from share-based compensation. In 2007, we repurchased approximately 3.0 million shares of our common stock for $186.5 million, had net repayments of notes payable of $108.5 million and paid $60.8 million in dividends. This use of cash was partially offset by $137.4 million received from the sale of stock to employees and $36.0 million in excess tax benefits from share-based compensation. In 2006, we borrowed $825.0 million under a bridge credit facility to fund part of the cash portion of the Inamed purchase price. On April 12, 2006, we completed concurrent private placements of $750 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $800 million in aggregate principal amount of 5.75% Senior Notes due 2016, or 2016 Notes. We used part of the proceeds from these debt issuances to repay all borrowings under the bridge credit facility. Additionally, in 2006, we received $182.7 million from the sale of stock to employees, $13.0 million upon termination of an interest rate swap contract related to the 2016 Notes and $35.4 million in excess tax benefits from share-based compensation. These amounts were partially reduced by net repayments of notes payable of $67.5 million, cash payments of $20.2 million in offering fees related to the issuance of the 2026 Convertible Notes and the 2016 Notes, cash paid on the conversion of our 2022 Notes of $521.9 million, repurchase of approximately 5.8 million shares of our common stock for approximately $307.8 million and $58.4 million in dividends paid to stockholders.

Effective February 3, 2009, our Board of Directors declared a cash dividend of $0.05 per share, payable March 13, 2009 to stockholders of record on February 20, 2009.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of December 31, 2008, we held approximately 3.4 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2026 Convertible Notes pay interest semi-annually at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.

Our 2016 Notes were sold at 99.717% of par value with an effective interest rate of 5.79%, pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make- whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes is due and payable on April 1, 2016, unless earlier redeemed by us.

At December 31, 2008, we had a committed long-term credit facility, a commercial paper program, a medium-term note program and various foreign bank facilities. In May 2007, we amended the termination date of our committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2008. As of December 31, 2008, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $4.4 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt. We currently expect to file in the first quarter of 2009 a new automatic shelf registration statement that will allow us to issue additional securities, including debt securities, in one or more offerings from time to time.

As of December 31, 2008, we had net pension and postretirement benefit obligations totaling $197.2 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2009, we expect to pay pension contributions of between $35.0 million and $45.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

In connection with the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica, we began to record restructuring and other transition related costs beginning in the first quarter of 2008 and currently expect to incur total pre-tax costs through the fourth quarter of 2009 of between $60 million and $68 million, of which $45 million to $51 million are expected to be cash expenditures.

On February 4, 2009, we announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. Further, we have decided to accelerate the vesting and remove certain stock option expiration features for all employees holding the 2008 full-round employee stock options and to modify certain stock option expiration features for other stock options held by employees impacted by the restructuring plan. We currently estimate that the total pre-tax charges resulting from the restructuring plan will be between $110 million and $117 million, of which $40 million to $45 million are expected to be cash expenditures. These charges will be incurred beginning in the first quarter of 2009 and are expected to continue up through and including the fourth quarter of 2009.

A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. As of December 31, 2008, we had approximately $1,630.9 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.

Inflation

Although at reduced levels in recent years and at the end of 2008, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

Approximately 35.4% of our product net sales in 2008 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was an increase of $49.5 million, $87.4 million and $15.2 million in 2008, 2007 and 2006, respectively. The 2008 sales increase included $49.0 million related to the euro, $8.0 million related to the Brazilian real, $1.2 million related to other Latin American currencies and $0.6 million related to the Canadian dollar, partially offset by decreases of $8.7 million related to the UK pound and $0.6 million related to Asian currencies. The 2007 sales increase included $44.5 million related to the euro, $11.7 million related to the Brazilian real, $8.3 million related to the Australian dollar, $8.2 million related to the Canadian dollar, $8.2 million related to the U.K. pound and $6.5 million related to other Asian and Latin American currencies. The 2006 sales increase included $7.8 million related to the Brazilian real, $6.1 million related to the Canadian dollar, $2.0 million related to the euro and $1.0 million related to the U.K. pound, partially offset by decreases of $1.7 million primarily related to the Australian dollar and other Asian and Latin American currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2008:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Notes payable, convertible notes and long-term debt obligations(a)	$4.4	$750.0	$25.0	$798.4	$1,577.8
Operating lease obligations	47.3	63.9	27.5	52.8	191.5
Purchase obligations	308.8	142.4	164.6	70.7	686.5
Pension minimum funding(b)	40.2	72.9	64.2	—	177.3
Other long-term obligations	—	33.7	—	126.7	160.4

Total	$400.7	$1,062.9	$281.3	$1,048.6	$2,793.5

(a)	Excludes the interest rate swap fair value adjustment of $61.9 million.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2008 and 2007, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $61.9 million and $17.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2008 and 2007, we recognized $7.9 million and $0.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2008, the remaining unrecognized gain, net of tax, of $5.7 million is recorded as a component of accumulated other comprehensive loss.

At December 31, 2008, we had approximately $4.4 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2008 and 2007:

	December 31, 2008
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$414.1	$—	$—	$—	$—	$—	$414.1	$414.1
Weighted Average Interest Rate	3.76%	—	—	—	—	—	3.76%
Foreign Time Deposits	88.2	—	—	—	—	—	88.2	88.2
Weighted Average Interest Rate	1.65%	—	—	—	—	—	1.65%
Other Cash Equivalents	506.9	—	—	—	—	—	506.9	506.9
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Total Cash Equivalents	$1,009.2	$—	$—	$—	$—	$—	$1,009.2	$1,009.2
Weighted Average Interest Rate	2.40%	—	—	—	—	—	2.40%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$750.0	$25.0	$—	$798.4	$1,573.4	$1,549.0
Weighted Average Interest Rate	—	—	1.50%	7.47%	—	5.79%	3.77%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.14%	—	—	—	—	—	3.14%
Total Debt Obligations(a)	$4.4	$—	$750.0	$25.0	$—	$798.4	$1,577.8	$1,553.4
Weighted Average Interest Rate	3.14%	—	1.50%	7.47%	—	5.79%	3.77%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$61.9
Average Pay Rate	—	—	—	—	—	1.80%	1.80%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2008 include debt obligations of $1,577.8 million and the interest rate swap fair value adjustment of $61.9 million.

	December 31, 2007
	Maturing in							Fair Market Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$871.0	$—	$—	$—	$—	$—	$871.0	$871.0
Weighted Average Interest Rate	4.62%	—	—	—	—	—	4.62%
Foreign Time Deposits	108.1	—	—	—	—	—	108.1	108.1
Weighted Average Interest Rate	3.55%	—	—	—	—	—	3.55%
Other Cash Equivalents	96.9	—	—	—	—	—	96.9	96.9
Weighted Average Interest Rate	5.52%	—	—	—	—	—	5.52%
Total Cash Equivalents	$1,076.0	$—	$—	$—	$—	$—	$1,076.0	$1,076.0
Weighted Average Interest Rate	4.59%	—	—	—	—	—	4.59%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$34.6	$—	$—	$750.0	$25.0	$798.1	$1,607.7	$1,768.4
Weighted Average Interest Rate	6.91%	—	—	1.50%	7.47%	5.79%	3.84%
Fixed Rate (non-US$)	0.9	—	—	—	—	—	0.9	0.9
Weighted Average Interest Rate	4.15%	—	—	—	—	—	4.15%
Other Variable Rate (non-US$)	4.2	—	—	—	—	—	4.2	4.2
Weighted Average Interest Rate	4.42%	—	—	—	—	—	4.42%
Total Debt Obligations(a)	$39.7	$—	$—	$750.0	$25.0	$798.1	$1,612.8	$1,773.5
Weighted Average Interest Rate	6.59%	—	—	1.50%	7.47%	5.79%	3.84%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$17.1
Average Pay Rate	—	—	—	—	—	5.10%	5.10%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2007 include debt obligations of $1,612.8 million and the interest rate swap fair value adjustment of $17.1 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2008 and 2007. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2008		December 31, 2007
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$67.9	1.36	$117.2	1.44
Canadian dollar	12.9	1.24	—	—
Japanese yen	3.0	90.43	—	—
Australian dollar	17.3	0.67	9.0	0.85
New Zealand dollar	0.5	0.55	—	—
Swiss franc	10.6	1.16	3.7	1.15

	$112.2		$129.9

Estimated fair value	$(3.6)		$(2.0)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$12.8	1411.27	$—	—
Euro	50.5	1.36	58.3	1.44

	$63.3		$58.3

Estimated fair value	$2.7		$0.9

Foreign currency sold — put options:
Canadian dollar	$48.4	1.04	$50.3	1.00
Mexican peso	5.7	14.17	14.2	11.17
Australian dollar	29.1	0.75	21.3	0.86
Brazilian real	21.6	2.10	17.6	1.86
Euro	99.6	1.45	151.2	1.47
Japanese yen	12.1	90.76	10.5	107.92
Swedish krona	—	—	10.0	6.41
Swiss franc	—	—	4.7	1.12

	$216.5		$279.8

Estimated fair value	$24.3		$7.3

Foreign currency purchased — call options:
U.K. pound	$—	—	$16.0	2.05

Estimated fair value	$—		$0.1

Item 8.	Financial Statements and Supplementary Data

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2008 (the “Proxy Statement”) is incorporated herein by reference.

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

On June 5, 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a) 2. Financial Statement Schedules:

Page Number
Schedule II — Valuation and Qualifying Accounts	F-57

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855, filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01

4.3	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.4	Amendment to Rights Agreement, dated as of January 2, 2002, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.5	Second Amendment to Rights Agreement, dated as of January 30, 2003, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.6	Third Amendment to Rights Agreement, dated as of October 7, 2005, among Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
4.10	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.12	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)††

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)†††

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc. Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

Exhibit No.	Description
10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.18	Allergan, Inc. Pension Plan (Restated 2008)

10.19	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008)

10.20	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.21	Allergan, Inc. 2009 Executive Bonus Plan Performance Objectives

10.22	Allergan, Inc. 2009 Management Bonus Plan

10.23	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement)

10.24	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.25	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.26	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.27	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.28	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.29	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.33	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.35	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.37	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.38	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.39	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.40	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

Exhibit No.	Description
10.41	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.42	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.43	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.44	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.45	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.46	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.47	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.48	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.49	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.50	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

Exhibit No.	Description
10.51	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Transfer Agent Services Agreement, dated as of October 7, 2005, among Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.53	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.55	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.57	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.60	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc.

10.61	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.****

21	List of Subsidiaries of Allergan, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

****	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 27, 2009	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board and Chief Executive Officer

Date: February 27, 2009	By	/S/ JEFFREY L. EDWARDS
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2009	By	/S/ JAMES F. BARLOW
James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: February 27, 2009	By	/S/ HERBERT W. BOYER
Herbert W. Boyer, Ph.D.,
Vice Chairman of the Board

Date: February 27, 2009	By	/S/ DEBORAH DUNSIRE
Deborah Dunsire, M.D., Director

Date: February 27, 2009	By	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher, Director

Date: February 27, 2009	By	/S/ GAVIN S. HERBERT
Gavin S. Herbert,
Director and Chairman Emeritus

Date: February 27, 2009	By	/S/ DAWN HUDSON
Dawn Hudson, Director

Date: February 27, 2009	By	/S/ ROBERT A. INGRAM
Robert A. Ingram, Director

Date: February 27, 2009	By	/S/ TREVOR M. JONES
Trevor M. Jones, Ph.D., Director

Date: February 27, 2009	By	/S/ LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr., Director

Date: February 27, 2009	By	/S/ RUSSELL T. RAY
Russell T. Ray, Director

Date: February 27, 2009	By	/S/ STEPHEN J. RYAN
Stephen J. Ryan, M.D., Director

Date: February 27, 2009	By	/S/ LEONARD D. SCHAEFFER
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

Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2008. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2008, based on those criteria.

David E.I. Pyott

Chairman of the Board and

Chief Executive Officer

(Principal Executive Officer)

Jeffrey L. Edwards

Executive Vice President, Finance and

Business Development, Chief Financial Officer

(Principal Financial Officer)

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Allergan, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Orange County, California

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” during the fourth fiscal quarter of 2006. In the first fiscal quarter of 2008, the Company adopted the measurement date provision of SFAS No. 158, which resulted in the Company changing its measurement date for pension and other postretirement plans from September 30 to December 31.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Orange County, California

February 25, 2009

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(in millions, except share data)
ASSETS
Current assets:
Cash and equivalents	$1,110.4	$1,157.9
Trade receivables, net	538.4	463.1
Inventories	262.5	224.7
Other current assets	359.3	278.5

Total current assets	2,270.6	2,124.2
Investments and other assets	272.9	249.9
Property, plant and equipment, net	774.1	686.4
Goodwill	1,981.8	2,082.1
Intangibles, net	1,491.9	1,436.7

Total assets	$6,791.3	$6,579.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4.4	$39.7
Accounts payable	173.9	208.7
Accrued compensation	132.6	155.3
Other accrued expenses	336.7	295.7
Income taxes	49.4	16.3

Total current liabilities	697.0	715.7
Long-term debt	885.3	840.2
Long-term convertible notes	750.0	750.0
Deferred tax liabilities	44.1	220.6
Other liabilities	402.8	312.7
Commitments and contingencies
Minority interest	1.8	1.5
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of December 31, 2008 and 2007	3.1	3.1
Additional paid-in capital	2,516.2	2,450.4
Accumulated other comprehensive loss	(198.7)	(34.8)
Retained earnings	1,882.1	1,423.5

	4,202.7	3,842.2
Less treasury stock, at cost (3,424,000 and 1,605,000 shares as of December 31, 2008 and 2007, respectively)	(192.4)	(103.6)

Total stockholders’ equity	4,010.3	3,738.6

Total liabilities and stockholders’ equity	$6,791.3	$6,579.3

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)
Revenues:
Product net sales	$4,339.7	$3,879.0	$3,010.1
Other revenues	63.7	59.9	53.2

Total revenues	4,403.4	3,938.9	3,063.3

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	761.2	673.2	575.7
Selling, general and administrative	1,856.0	1,680.1	1,333.4
Research and development	797.9	718.1	1,055.5
Amortization of acquired intangible assets	150.9	121.3	79.6
Restructuring charges	41.3	26.8	22.3

Operating income (loss)	796.1	719.4	(3.2)

Non-operating income (expense):
Interest income	33.5	65.3	48.9
Interest expense	(60.6)	(71.4)	(60.2)
Unrealized gain (loss) on derivative instruments, net	14.8	(0.4)	(0.3)
Other, net	3.4	(25.2)	(4.7)

	(8.9)	(31.7)	(16.3)

Earnings (loss) from continuing operations before income taxes and minority interest	787.2	687.7	(19.5)
Provision for income taxes	207.0	186.2	107.5
Minority interest expense	1.6	0.5	0.4

Earnings (loss) from continuing operations	578.6	501.0	(127.4)

Discontinued operations:
Loss from discontinued operations, net of applicable income tax benefit of $0.4 million	—	(0.7)	—
Loss on sale of discontinued operations, net of applicable income tax benefit of $0.3 million	—	(1.0)	—

Discontinued operations	—	(1.7)	—

Net earnings (loss)	$578.6	$499.3	$(127.4)

Basic earnings (loss) per share:
Continuing operations	$1.90	$1.64	$(0.43)
Discontinued operations	—	—	—

Net basic earnings (loss) per share	$1.90	$1.64	$(0.43)

Diluted earnings (loss) per share:
Continuing operations	$1.89	$1.62	$(0.43)
Discontinued operations	—	—	—

Net diluted earnings (loss) per share	$1.89	$1.62	$(0.43)

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
	(in millions, except per share data)
Balance December 31, 2005	268.5	$2.7	$416.3	$(50.6)	$1,305.1	(2.9)	$(106.6)	$1,566.9
Comprehensive income
Net loss					(127.4)			(127.4)	$(127.4)
Other comprehensive income, net of tax:
Minimum pension liability adjustment									1.3
Foreign currency translation adjustments									24.9
Deferred holding gains, net of amortized amounts, on derivatives designated as cash flow hedges									7.3
Unrealized loss on investments									(0.6)

Other comprehensive income				32.9				32.9	32.9

Comprehensive loss									$(94.5)

Transition adjustment upon adoption of SFAS No. 158, net of tax				(109.7)				(109.7)
Dividends ($0.20 per share)					(58.7)			(58.7)
Stock options exercised			35.4		(58.7)	5.3	241.3	218.0
Activity under other stock plans					2.2	0.2	9.6	11.8
Issuance of common stock in connection with convertible note exchanges	4.1
Issuance of common stock under Inamed acquisition	34.9	0.4	1,858.9					1,859.3
Purchase of treasury stock						(5.8)	(307.8)	(307.8)
Stock-based award activity			47.4		3.2	0.2	7.2	57.8

Balance December 31, 2006	307.5	3.1	2,358.0	(127.4)	1,065.7	(3.0)	(156.3)	3,143.1
Comprehensive income
Net earnings					499.3			499.3	$499.3
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain									38.5
Amortization									7.5
Foreign currency translation adjustments									46.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges									(0.8)
Unrealized gain on investments									0.5

Other comprehensive income				92.6				92.6	92.6

Comprehensive income									$591.9

Dividends ($0.20 per share)					(61.2)			(61.2)
Stock options exercised			36.0		(76.4)	3.9	213.9	173.5
Activity under other stock plans					1.1	0.3	15.2	16.3
Purchase of treasury stock						(3.0)	(186.5)	(186.5)
Stock-based award activity			56.4		(0.7)	0.2	10.1	65.8
Adjustment upon adoption of FIN 48					(4.3)			(4.3)

Balance December 31, 2007	307.5	3.1	2,450.4	(34.8)	1,423.5	(1.6)	(103.6)	3,738.6
Comprehensive income
Net earnings					578.6			578.6	$578.6
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net losses									(125.8)
Amortization									3.9
Foreign currency translation adjustments									(39.1)
Amortization of deferred holding gains on derivatives designated as cash flow hedges									(0.8)
Unrealized loss on investments									(3.1)

Other comprehensive loss				(164.9)				(164.9)	(164.9)

Comprehensive income									$413.7

Adjustment upon adoption of the measurement date provision of SFAS No. 158, net of tax				1.0	(4.6)			(3.6)
Dividends ($0.20 per share)					(61.0)			(61.0)
Stock options exercised			11.1		(45.5)	1.5	97.4	63.0
Activity under other stock plans					(6.1)	0.4	26.2	20.1
Purchase of treasury stock						(4.0)	(230.1)	(230.1)
Stock-based award activity			54.7		(2.8)	0.3	17.7	69.6

Balance December 31, 2008	307.5	$3.1	$2,516.2	$(198.7)	$1,882.1	(3.4)	$(192.4)	$4,010.3

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities:
Net earnings (loss)	$578.6	$499.3	$(127.4)
Non-cash items included in net earnings (loss)
In-process research and development charge	—	72.0	579.3
Depreciation and amortization	264.3	215.4	152.4
Settlement of a pre-existing distribution agreement in a business combination	—	2.3	—
Amortization of original issue discount and debt issuance costs	3.9	4.6	10.0
Amortization of net realized gain on interest rate swap	(1.3)	(1.3)	(0.9)
Deferred income tax benefit	(91.5)	(82.2)	(47.6)
Loss on disposal of fixed assets and investments	3.6	4.3	4.0
Asset impairments and write-offs	7.9	—	—
Loss on sale of discontinued operations	—	1.3	—
Unrealized (gain) loss on derivative instruments	(14.8)	0.4	0.3
Expense of share-based compensation plans	93.1	81.7	69.6
Minority interest expense	1.6	0.5	0.4
Restructuring charges	41.3	26.8	22.3
Changes in assets and liabilities:
Trade receivables	(114.5)	(46.4)	(57.7)
Inventories	(48.0)	(22.6)	34.1
Other current assets	4.6	(20.7)	18.1
Other non-current assets	(2.9)	(34.3)	0.1
Accounts payable	(32.9)	51.8	17.0
Accrued expenses	14.0	32.7	10.7
Income taxes	35.3	(18.7)	42.5
Other liabilities	(60.4)	25.6	19.7

Net cash provided by operating activities	681.9	792.5	746.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(150.1)	(683.7)	(1,328.7)
Additions to property, plant and equipment	(190.2)	(141.8)	(131.4)
Additions to capitalized software	(56.3)	(30.7)	(18.4)
Additions to intangible assets	(69.8)	(10.0)	(11.5)
Proceeds from sale of business and assets	6.1	23.9	—
Proceeds from sale of property, plant and equipment	1.2	9.2	4.8
Proceeds from sale of investments	—	—	0.6

Net cash used in investing activities	(459.1)	(833.1)	(1,484.6)

Cash flows from financing activities:
Net repayments of notes payable	(34.7)	(108.5)	(67.5)
Payments to acquire treasury stock	(230.1)	(186.5)	(307.8)
Dividends to stockholders	(60.7)	(60.8)	(58.4)
Debt issuance costs	—	—	(20.2)
Repayments of convertible borrowings	—	—	(521.9)
Sale of stock to employees	51.6	137.4	182.7
Excess tax benefits from share-based compensation	11.1	36.0	35.4
Proceeds from issuance of senior notes	—	—	797.7
Proceeds from issuance of convertible senior notes	—	—	750.0
Bridge credit facility borrowings	—	—	825.0
Bridge credit facility repayments	—	—	(825.0)
Net proceeds from settlement of interest rate swap	—	—	13.0

Net cash (used in) provided by financing activities	(262.8)	(182.4)	803.0

Effect of exchange rates on cash and equivalents	(7.5)	11.5	7.8

Net (decrease) increase in cash and equivalents	(47.5)	(211.5)	73.1
Cash and equivalents at beginning of year	1,157.9	1,369.4	1,296.3

Cash and equivalents at end of year	$1,110.4	$1,157.9	$1,369.4

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$60.7	$63.1	$34.1

Income taxes, net of refunds	$261.4	$238.0	$78.4

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Allergan, Inc. (“Allergan” or the “Company”) and all of its subsidiaries. All significant intercompany transactions and balances among the consolidated entities have been eliminated from the consolidated financial statements.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ materially from those estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Net gains (losses) resulting from foreign currency transactions of approximately $2.9 million, $(25.0) million and $(3.2) million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in “Other, net” in the Company’s consolidated statements of operations.

Cash and Equivalents

The Company considers cash in banks, repurchase agreements, commercial paper and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.

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

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2008 and 2007, the Company held approximately 3.4 million and 1.6 million treasury shares, respectively, under this program.

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

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.3 million and $1.8 million at December 31, 2008 and 2007, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2008 and 2007 were $25.3 million and $29.8 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. The Company also offers rebate and other incentive programs for its aesthetic products, including Botox® Cosmetic and Juvéderm®. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $100.9 million and $82.0 million at December 31, 2008 and 2007, respectively.

The Company’s procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors including, but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, the Company uses historical sales, product utilization and rebate data and applies forecasting techniques in order to estimate the Company’s liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. Additionally, there is a significant time lag between the date the Company determines the estimated liability and when the Company actually pays the liability. Due to this time lag, the Company records adjustments to its estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods.

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

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $126.0 million, $135.6 million and $99.7 million in 2008, 2007 and 2006, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made. Reductions to valuation allowances related to net operating loss carryforwards of acquired businesses have been treated as adjustments to purchased goodwill up through and until the end of the Company’s 2008 fiscal year.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Historically, the Company’s policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. The Company records a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. The impact of the adoption of FIN 48 is discussed in Note 9, “Income Taxes” below.

Valuation allowances against the Company’s deferred tax assets were $8.4 million and $99.9 million at December 31, 2008 and December 31, 2007, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate. The decrease in the amount of valuation allowances at December 31, 2008 compared to December 31, 2007 is primarily due to an $85.1 million adjustment related to an increase in the expected utilization of net operating losses of Esprit Pharma Holding Company, Inc., which the Company acquired in October 2007, and is treated as a reduction of Esprit purchased goodwill.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2008, the Company had approximately $1,630.9 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 11, 2008, the Company acquired all assets relating to Aczone® (dapsone) gel 5% for approximately $150.0 million. The Company accounted for the acquisition as a purchase of net assets and not as a business combination. On October 16, 2007, the Company acquired Esprit Pharma Holding Company, Inc. (Esprit) for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, the Company acquired EndoArt SA (EndoArt) for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, the Company acquired Groupe Cornéal Laboratoires (Cornéal) for an aggregate purchase price of approximately $209.2 million, net of cash acquired. On March 23, 2006, the Company acquired Inamed Corporation (Inamed) for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of common stock with a fair value of approximately $1.9 billion. The Company accounted for the acquisitions of Esprit, EndoArt, Cornéal and Inamed as business combinations. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all historical periods presented.

Recently Adopted Accounting Standards

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair values in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS No. 157 in the first fiscal quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13, “Fair Value Measurements,” for information about assets and liabilities measured at fair value. The Company does not expect that the adoption of the provisions for other nonfinancial assets or liabilities will have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS132(R)-1 requests an employer to disclose information about how investment allocation decision are made, to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of assets as of each annual reporting date for which a statement of financial position is presented and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting date. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009, which will be the Company’s fiscal year 2009. Upon initial adoption, the provisions are not required for earlier periods that are presented for comparative purposes. The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7), which clarifies how to account for acquired intangible assets subsequent to initial measurement in situations in which an entity does not intend to actively use the assets but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. EITF 08-7 requires that a defensive intangible asset to be accounted for as a separate unit of accounting and assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. EITF 08-7 will be effective for intangible assets acquired on or after December 15, 2008, which will be the Company’s fiscal year 2009. The Company does not expect that the adoption of EITF 08-7 will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The Company has determined that the adoption of FSP APB 14-1 will affect the accounting for its 1.50% Convertible Senior Notes due 2026 and estimates that upon adoption it will need to retrospectively increase its pre-tax interest expense by $25.1 million and $23.3 million for 2008 and 2007, respectively.

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

Note 2:     Acquisitions

Aczone® Asset Purchase

On July 11, 2008, the Company completed the acquisition of assets related to Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, from QLT USA, Inc. (QLT) for approximately $150.0 million. The acquisition was funded from cash and equivalents balances. The Company acquired QLT’s right, title and interest in and to the intellectual property, assigned contracts, registrations and inventories related to Aczone® , which is approved for sale in both the United States and Canada for the treatment of certain dermatological conditions. The Company accounted for the acquisition as a purchase of net assets.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company believes the fair values assigned to the Esprit assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Current assets	$40.8
Identifiable intangible asset	358.8
Goodwill	40.1
Deferred tax assets — non-current	85.6
Other non-current assets	0.1
Accounts payable and accrued liabilities	(24.5)
Deferred tax liabilities — current and non-current	(122.2)
Other non-current liabilities	(7.9)

$370.8

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, the Company adjusted the fair value assigned to the assets acquired and liabilities assumed primarily due to an increase in the expected utilization of net operating loss carryforwards of Esprit and a decrease in the amount of Esprit deferred tax liabilities attributable to state income taxes, which resulted in a net decrease of $82.5 million to goodwill from the amount reported at December 31, 2007.

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

In conjunction with the EndoArt acquisition, the Company recorded an in-process research and development expense of $72.0 million related to EndoArt’s EasyBandTM Remote Adjustable Gastric Banding System in the United States, which had not received approval by the U.S. Food and Drug Administration (FDA) as of the EndoArt acquisition date and had no alternative future use.

Cornéal Acquisition

On January 2, 2007, the Company completed the acquisition of Cornéal, a health care company that develops, manufactures and markets dermal fillers, viscoelastics and a range of ophthalmic surgical device products, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle the pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvéderm® in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. In connection with the Cornéal acquisition, the Company acquired assets with a fair value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm®, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility.

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

In connection with the Inamed acquisition, the Company recorded a total charge to in-process research and development expense of $579.3 million in 2006 for acquired in-process research and development assets that the Company determined were not yet complete and had no alternative future uses in their current state. The acquired in-process research and development assets are composed of Inamed’s silicone breast implant technology for use in the United States, Inamed’s Juvéderm® dermal filler technology for use in the United States, and Inamed’s

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BIB® Intragastric Balloon technology (currently known as the OrberaTM System) for use in the United States, which were valued at $405.8 million, $41.2 million and $132.3 million, respectively. All of these assets had not received approval by the FDA as of the Inamed acquisition date of March 23, 2006. Because the in-process research and development assets had no alternative future use, they were charged to expense on the Inamed acquisition date.

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

	2007	2006
	(in millions, except per share amounts)
Product net sales	$3,911.9	$3,147.1
Total revenues	$3,971.8	$3,200.3
Earnings from continuing operations	$461.5	$411.3
Earnings per share from continuing operations — basic	$1.51	$1.36
Earnings per share from continuing operations — diluted	$1.49	$1.34

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth selected financial data of the Company’s discontinued operations for 2007.

Selected Financial Data for Discontinued Operations

(in millions)
Product net sales	$20.0
Loss from discontinued operations before income taxes	$(1.1)
Loss from discontinued operations	$(0.7)

Note 4:    Restructuring Charges, Integration Costs and Transition and Duplicate Operating Expenses

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its acquisition of Inamed in 2006 and employs approximately 360 people. Production at the facility is expected to be phased out by the second quarter of 2009. Based on current foreign currency exchange rates, the Company estimates that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $60 million and $68 million, consisting primarily of employee severance and other one-time termination benefits of $31 million to $34 million, asset impairments and accelerated depreciation of $15 million to $17 million, and contract termination and other costs of $14 million to $17 million. The Company expects that $45 million to $51 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expects to continue to recognize costs through the fourth quarter of 2009. The Company currently expects to substantially complete the phased closure of the Arklow facility by the second quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2008, the Company recorded pre-tax restructuring charges of $27.2 million. During 2008, the Company also recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of selling, general and administrative (SG&A) expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

At December 31, 2008, $9.5 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility during the year ended December 31, 2008:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008 (included in “Other accrued expenses”)	$11.5	$4.5	$0.1	$16.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company began to record costs associated with the restructuring and integration of the former Cornéal facial aesthetics business in the first quarter of 2007 and substantially completed all restructuring and integration activities in the second quarter of 2008. As of December 31, 2008, the Company has recorded cumulative pre-tax restructuring charges of $23.2 million and cumulative pre-tax integration and transition costs of $10.0 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to the restructuring of the Cornéal operations. During 2008 and 2007, the Company recorded pre-tax restructuring charges of $6.6 million and $16.6 million, respectively. The integration and transition costs primarily consist of salaries, travel, communications, recruitment and consulting costs. During 2008, the Company recorded pre-tax integration and transition costs of $1.5 million, consisting of $0.1 million in cost of sales and $1.4 million in SG&A expenses. During 2007, the Company recorded pre-tax integration and transition costs of $8.5 million, consisting of $0.1 million in cost of sales and $8.4 million in SG&A expenses.

The following table presents the cumulative restructuring activities related to the Cornéal operations through December 31, 2008:

	Employee Severance	Contract Termination Costs	Total
	(in millions)
Net charge during 2007	$3.8	$12.8	$16.6
Spending	(1.0)	(4.9)	(5.9)

Balance at December 31, 2007	2.8	7.9	10.7
Net charge during 2008	0.4	6.2	6.6
Spending	(2.4)	(13.5)	(15.9)

Balance at December 31, 2008 (included in “Other accrued expenses”)	$0.8	$0.6	$1.4

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

As of December 31, 2007, the Company substantially completed all activities related to the restructuring and operational integration of the former Inamed operations and recorded cumulative pre-tax restructuring charges of $21.0 million, cumulative pre-tax integration and transition costs of $26.0 million, and $1.6 million

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for income tax costs related to intercompany transfers of trade businesses and net assets related to the global restructuring and integration plan to merge Inamed’s operations with the Company’s operations. The restructuring charges primarily consisted of employee severance, one-time termination benefits, employee relocation, termination of duplicative distributor agreements and other costs related to restructuring the former Inamed operations. The integration and transition costs primarily consisted of salaries, travel, communications, recruitment and consulting costs. The Company did not incur any restructuring charges or integration and transition costs during 2008. During 2007 and 2006, the Company recorded pre-tax restructuring charges of $7.5 million and $13.5 million, respectively. During 2007, the Company recorded $5.3 million of pre-tax integration and transition costs associated with the global restructuring and integration of the former Inamed operations, consisting of $0.1 million in cost of sales and $5.2 million in SG&A expenses. During 2006, the Company recorded $20.7 million of pre-tax integration and transition costs, consisting of $0.9 million in cost of sales, $19.6 million in SG&A expenses and $0.2 million in R&D expenses. During 2006, the Company also recorded $1.6 million for income tax costs related to intercompany transfers of trade businesses and net assets, which the Company included in its provision for income taxes.

On January 30, 2007, the Company’s Board of Directors approved a plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that the Company acquired in the Inamed acquisition based on the anticipated reduction in market demand for human and bovine collagen products as a result of the introduction of its hyaluronic acid dermal filler products. Specifically, the plan involved a workforce reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, and lease termination and contract settlements. The Company began to record costs associated with the closure of the collagen manufacturing facility in the first quarter of 2007 and substantially completed all restructuring activities and closed the collagen manufacturing facility in the fourth quarter of 2008. Prior to the closure of the collagen manufacturing facility, the Company manufactured a sufficient quantity of collagen products to meet estimated market demand through 2010.

As of December 31, 2008, the Company recorded cumulative pre-tax restructuring charges of $5.1 million related to the restructuring of the collagen manufacturing facility. During 2008 and 2007, the Company recorded pre-tax restructuring charges of $3.4 million and $1.7 million, respectively.

The following table presents the cumulative restructuring activities related to the restructuring of the collagen manufacturing facility through December 31, 2008:

	Employee Severance	Contract and Lease Termination Costs	Total
	(in millions)
Net charge during 2007	$1.7	—	$1.7
Spending	—	—	—

Balance at December 31, 2007	1.7	—	1.7
Net charge during 2008	0.4	3.0	3.4
Reclassification of lease liability(a)	—	1.3	1.3
Spending	(0.8)	(0.5)	(1.3)

Balance at December 31, 2008 (included in “Other accrued expenses” and “Other liabilities”)	$1.3	$3.8	$5.1

(a)	Represents the reclassification of a purchase accounting liability recorded for an unfavorable lease contract for the collagen manufacturing facility in Fremont, California to an accrued liability for lease abandonment for the same facility.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006, the Company substantially completed all activities related to the restructuring and streamlining of its European operations and recorded cumulative pre-tax restructuring charges of $37.5 million and cumulative transition and duplicate operating expenses of $11.8 million. The restructuring charges primarily consisted of severance, relocation and one-time termination benefits, payments to public employment and training programs, contract termination costs and capital and other asset-related expenses. The transition and duplicate operating expenses primarily consisted of legal, consulting, recruiting, information system implementation costs and taxes. During 2008 and 2007, the Company recorded pre-tax restructuring charges of $4.0 million and $1.0 million, respectively, for adjustments to its estimated liability for an abandoned leased facility related to its European operations. During 2006, the Company recorded pre-tax restructuring charges of $8.6 million. The Company did not incur any transition and duplicate operating expenses related to the restructuring and streamlining of the Company’s European operations during 2008 and 2007. During 2006, the Company recorded $6.2 million of transition and duplicate operating expenses, including a $3.4 million loss related to the sale of its Mougins, France facility, consisting of $5.7 million in SG&A expenses and $0.5 million in R&D expenses. As of December 31, 2008, remaining accrued expenses of $4.8 million for restructuring charges related to the abandoned leased facility of the Company’s European operations are included in “Other liabilities.”

Other Restructuring Activities and Integration Costs

Included in 2008 is $0.1 million of restructuring charges related to the EndoArt acquisition. Included in 2006 is $0.6 million of restructuring charges related to the scheduled June 2005 termination of the Company’s manufacturing and supply agreement with Advanced Medical Optics, which the Company spun-off in June 2002. Also included in 2006 is a $0.4 million restructuring charge reversal related to the streamlining of the Company’s operations in Japan.

In 2008, SG&A expenses include $0.7 million of expenses related to the integration of the Esprit operations. In 2007, SG&A expenses include $0.9 million of expenses related to the integration of the Esprit and EndoArt operations.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:     Composition of Certain Financial Statement Captions

	December 31,
	2008	2007
	(in millions)
Trade receivables, net
Trade receivables	$587.6	$506.1
Less allowance for sales returns — medical device products	17.8	18.7
Less allowance for rebates — medical device products	—	2.9
Less allowance for doubtful accounts	31.4	21.4

	$538.4	$463.1

Inventories
Finished products	$174.9	$137.4
Work in process	36.8	46.0
Raw materials	50.8	41.3

	$262.5	$224.7

Other current assets
Prepaid expenses	$80.2	$79.1
Deferred taxes	238.2	158.7
Other	40.9	40.7

	$359.3	$278.5

Investments and other assets
Deferred executive compensation investments	$48.4	$61.6
Capitalized software	85.8	54.3
Prepaid pensions	0.9	35.8
Prepaid royalties	20.0	20.0
Interest rate swap fair value	61.9	17.1
Debt issuance costs	11.7	15.1
Equity investments	5.9	8.0
Other	38.3	38.0

	$272.9	$249.9

Property, plant and equipment, net
Land	$51.8	$37.9
Buildings	693.5	614.2
Machinery and equipment	529.9	456.8

	1,275.2	1,108.9
Less accumulated depreciation	501.1	422.5

	$774.1	$686.4

Other accrued expenses
Sales rebates and other incentive programs	$100.9	$79.1
Restructuring charges	18.9	11.7
Royalties	52.1	48.6
Accrued interest	13.6	20.9
Sales returns — specialty pharmaceutical products	7.5	11.1
Product warranties — breast implant products	6.3	6.5
Other	137.4	117.8

	$336.7	$295.7

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(in millions)
Other liabilities
Postretirement benefit plan	$39.0	$35.0
Qualified and non-qualified pension plans	156.2	54.9
Deferred executive compensation	51.6	59.2
Deferred income	80.8	83.3
Product warranties — breast implant products	23.2	21.5
Unrecognized tax benefit liabilities	22.4	36.0
Other	29.6	22.8

	$402.8	$312.7

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(15.9)	$23.2
Deferred holding gains on derivative instruments, net of taxes of $3.8 million and $4.3 million for 2008 and 2007, respectively	5.7	6.5
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $98.1 million and $36.4 million for 2008 and 2007, respectively	(187.1)	(66.2)
Unrealized (loss) gain on investments, net of applicable income tax benefit (expense) of $1.5 million and $(1.2) million for 2008 and 2007, respectively	(1.4)	1.7

	$(198.7)	$(34.8)

At December 31, 2008 and 2007, approximately $11.2 million and $13.3 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6:    Intangibles and Goodwill

At December 31, 2008 and 2007, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,390.8	$(215.0)	14.3	$1,247.8	$(111.8)	15.1
Customer relationships	42.3	(37.8)	3.1	42.3	(24.1)	3.1
Licensing	223.5	(78.9)	10.0	159.6	(63.2)	8.2
Trademarks	27.3	(14.9)	6.3	28.2	(10.9)	6.4
Core technology	190.4	(36.5)	15.2	191.9	(24.0)	15.2

	1,874.3	(383.1)	13.5	1,669.8	(234.0)	14.0
Unamortizable Intangible Assets:
Business licenses	0.7	—		0.9	—

	$1,875.0	$(383.1)		$1,670.7	$(234.0)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The increase in developed technology at December 31, 2008 compared to December 31, 2007 is primarily due to the Aczone® asset acquisition. The increase in licensing assets is primarily due to a buyout payment of contingent licensing obligations related to Sanctura® products and milestone payments recorded in 2008 related to expected annual Restasis® net sales and the approval of LatisseTM in the United States.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
	(in millions)
Developed technology	$98.7	$71.5	$39.9
Customer relationships	13.6	13.6	10.3
Licensing	20.9	19.0	18.6
Trademarks	4.8	4.8	3.4
Core technology	12.9	12.4	7.4

	$150.9	$121.3	$79.6

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

Estimated amortization expense is $145.7 million for 2009, $141.7 million for 2010, $138.1 million for 2011, $132.9 million for 2012 and $119.8 million for 2013.

Goodwill

	December 31,
	2008	2007
	(in millions)
Specialty Pharmaceuticals	$49.2	$132.8
Medical Devices	1,932.6	1,949.3

	$1,981.8	$2,082.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decrease in Specialty Pharmaceuticals goodwill at December 31, 2008 compared to December 31, 2007 is primarily due to adjustments recorded in 2008 to the estimated fair values of net assets acquired related to the Esprit acquisition.

Note 7:    Notes Payable and Long-Term Debt

	2008 Average Effective Interest Rate	December 31, 2008	2007 Average Effective Interest Rate	December 31, 2007
		(in millions)		(in millions)
Bank loans	3.14%	$4.4	4.37%	$5.1
Medium term notes; 6.91% - 7.47%; maturing 2008 – 2012	7.47%	25.0	7.15%	59.6
Senior notes due 2016	5.79%	798.4	5.79%	798.1
Interest rate swap fair value adjustment		61.9		17.1

		889.7		879.9
Less current maturities		4.4		39.7

Total long-term debt		$885.3		$840.2

At December 31, 2008, the Company had a committed long-term credit facility, a commercial paper program, a medium-term note program and various foreign bank facilities. In May 2007, the Company amended the termination date of its committed long-term credit facility to May 2012. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2008. As of December 31, 2008, the Company had no borrowings under its committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $4.4 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.

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

The 2016 Notes, which were sold at 99.717% of par value with an effective interest rate of 5.79%, are unsecured and pay interest semi-annually at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by the Company. The original discount of approximately $2.3 million and the deferred debt issuance costs associated with the 2016 Notes are being amortized using the effective interest method over the stated term of 10 years.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2008 and 2007, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $61.9 million and $17.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2008 and 2007, the Company recognized $7.9 million and $0.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2008, the remaining unrecognized gain, net of tax, of $5.7 million is recorded as a component of accumulated other comprehensive loss.

The aggregate maturities of total long-term debt, excluding the interest rate swap fair value adjustment of $61.9 million, for each of the next five years and thereafter are as follows: $4.4 million in 2009; zero in 2010 and 2011; $25.0 million in 2012, zero in 2013 and $798.4 million thereafter. Interest incurred of $1.4 million in 2008, $1.3 million in 2007 and $0.4 million in 2006 has been capitalized and included in property, plant and equipment.

Note 8:    Convertible Notes

The 2026 Convertible Notes are unsecured and pay interest semi-annually at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, subject to adjustment, only under the following circumstances: (i) during any fiscal quarter beginning after June 30, 2006 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 120% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate; (ii) the Company calls the 2026 Convertible Notes for redemption; (iii) if specified distributions to holders of the Company’s common stock are made, or specified corporate transactions occur; or (iv) at any time on or after February 1, 2026 through the business day immediately preceding the maturity date. Upon conversion, a holder will receive an amount in cash

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the lesser of (i) the principal amount of the 2026 Convertible Note or (ii) the conversion value, determined in the manner set forth in the 2026 Convertible Note Indenture. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, the Company will also deliver at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. As of December 31, 2008, the conversion criteria had not been met. The Company will not be permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders. The Company amortizes the deferred debt issuance costs associated with the 2026 Convertible Notes over the five year period from date of issuance in April 2006 to the first noteholder put date in April 2011.

Note 9:    Income Taxes

The components of earnings (loss) from continuing operations before income taxes and minority interest were:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
U.S.	$371.2	$388.2	$(232.4)
Non-U.S.	416.0	299.5	212.9

Total	$787.2	$687.7	$(19.5)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Current
U.S. federal	$207.6	$186.0	$115.2
U.S. state	46.5	29.8	15.3
Non-U.S.	44.4	52.6	30.2

Total current	298.5	268.4	160.7

Deferred
U.S. federal	(78.4)	(92.1)	(34.0)
U.S. state	(1.9)	9.5	(13.3)
Non-U.S.	(11.2)	0.4	(5.9)

Total deferred	(91.5)	(82.2)	(53.2)

Total	$207.0	$186.2	$107.5

The current provision for income taxes does not reflect the tax benefit of $11.1 million, $36.0 million and $41.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated balance sheets.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2008	2007	2006
Statutory rate of tax expense (benefit)	35.0%	35.0%	(35.0)%
State taxes, net of U.S. tax benefit	4.3	4.0	44.8
Tax differential on foreign earnings	(14.0)	(18.0)	(238.9)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	1.5	0.4	11.9
Other credits (R&D)	(3.6)	(3.7)	(118.9)
In-process research and development	—	10.4	1,039.8
Intangible write-offs	—	—	(0.6)
Tax audit settlements/adjustments	2.1	(0.6)	(12.9)
Change in valuation allowance	—	(0.6)	(130.2)
Other	1.0	0.2	(8.7)

Effective tax rate	26.3%	27.1%	551.3%

Withholding and U.S. taxes have not been provided on approximately $1,630.9 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

In connection with the American Jobs Creation Act of 2004 (the Act), the Company repatriated $674.0 million in extraordinary dividends, as defined by the Act, in the year ended December 31, 2005 from unremitted foreign earnings that were previously considered indefinitely reinvested by certain non-U.S. subsidiaries and recorded a corresponding tax liability of $29.9 million. The $674.0 million amount of extraordinary dividends is the qualified amount above a $53.4 million base amount determined based on the Company’s historical repatriation levels, as defined by the Act. In 2005 the Company also repatriated approximately $85.8 million in additional dividends above the base and extraordinary dividend amounts from prior and current years’ unremitted foreign earnings that were previously considered indefinitely reinvested and recorded a corresponding tax liability of $19.7 million. During 2006, the Company recorded a $2.8 million reduction in income taxes payable previously estimated for the 2005 repatriation of foreign earnings.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the first quarter of 2008, the Company completed the federal income tax audit by the U.S. Internal Revenue Service for tax years 2003 and 2004. As a result of the audit, the Company paid a total settlement amount of $21.8 million, of which $14.0 million was paid in 2007 as an advance payment and the remaining $7.8 million was paid during the first quarter of 2008. The Company and its consolidated subsidiaries are currently under examination by the U.S. Internal Revenue Service for tax years 2005 and 2006. The Company believes the additional tax liability, if any, for such years, will not have a material effect on the financial position of the Company. In April 2008, the Company formally withdrew from the U.S. Internal Revenue Service’s Compliance Assurance Program for tax year 2007. The Company’s acquired subsidiary, Inamed, is currently under examination by the U.S. Internal Revenue Service for the pre-acquisition years 2003 through 2006. Up through and until the end of the Company’s 2008 fiscal year, any estimated additional tax liability for such pre-acquisition years was treated as an adjustment to the Inamed purchased goodwill.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $47.3 million. The Company has U.S. net operating loss carryforwards of approximately $165.7 million which are subject to limitation under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2026. The Company’s subsidiary, Inamed, has a U.S. federal net operating loss carryback of approximately $46.6 million generated in the pre-acquisition year 2006.

The Company has a subsidiary in Costa Rica under a tax incentive grant. The current tax incentive grant will expire at the end of 2015.

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(in millions)
Deferred tax assets
Net operating loss carryforwards/carrybacks	$88.0	$107.7
Accrued expenses	74.0	74.7
Manufacturing/warranty reserves	0.7	3.5
Capitalized expenses	48.9	37.7
Deferred compensation	27.1	29.4
Medicare, Medicaid and other accrued healthcare rebates	28.6	24.1
Postretirement medical benefits	16.1	14.3
Capitalized intangible assets	65.3	32.0
Deferred revenue	15.9	16.7
Inventory reserves and adjustments	68.6	47.8
Share-based compensation awards	49.2	32.0
Manufacturing, AMT and research credit carryforwards/carrybacks	3.1	7.8
Capital loss carryforwards	0.2	11.7
Unbilled costs	21.0	18.7
Pension plans	54.3	7.4
Transaction costs	3.8	3.9
State taxes	12.9	7.5
All other	15.1	9.9

	592.8	486.8
Less: valuation allowance	(8.4)	(99.9)

Total deferred tax assets	584.4	386.9

Deferred tax liabilities
Interest rate swap	3.8	4.3
Depreciation	20.8	23.5
Developed and core technology intangible assets	365.8	421.0
All other	(0.1)	—

Total deferred tax liabilities	390.3	448.8

Net deferred tax assets (liabilities)	$194.1	$(61.9)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2008 were $238.2 million and $44.1 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2007 were $158.7 million and $220.6 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets. The decrease in the amount of the valuation allowance at December 31, 2008 compared to December 31, 2007 is primarily due to an $85.1 million adjustment related to an increase in the expected utilization of net operating losses of Esprit, which the Company acquired in October 2007, and is treated as a reduction of Esprit purchased goodwill.

In connection with the final stage of the Inamed and Esprit legal entity integration, the Company realigned its U.S. operations during the second quarter of 2008. The state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect a true-up to the resulting tax rate. The impact of the true-up was a decrease to the provision for income taxes by $2.4 million.

Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2008. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Adoption of FIN 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109

In the first fiscal quarter of 2007, the Company adopted FIN 48, which resulted in an increase in total income taxes payable of $2.8 million, an increase in interest payable of $0.5 million and a decrease in total deferred tax assets of $1.0 million. In addition, the Company reclassified $27.0 million of net unrecognized tax benefit liabilities from current to non-current liabilities. The Company’s total unrecognized tax benefit liabilities recorded under FIN 48 as of the date of adoption were $61.7 million, including $37.1 million that was previously recognized as income tax expense and $18.7 million of unrecognized tax benefit liabilities of acquired subsidiaries that existed at the time of acquisition. Total interest accrued on income taxes payable was $7.6 million as of the date of adoption and no income tax penalties were recorded.

FIN 48 Disclosures

The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of operations as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007 is as follows:

	2008	2007
	(in millions)
Balance, beginning of year	$59.6	$61.7
Gross increase as a result of positions taken in a prior year	24.0	11.7
Gross decrease as a result of positions taken in a prior year	(14.2)	(20.0)
Gross increase as a result of positions taken in current year	1.2	7.4
Decreases related to settlements	(23.1)	(1.2)

Balance, end of year	$47.5	$59.6

The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $42.0 million.

In 2008, the total amount of interest expense related to uncertainty in income taxes recognized in the Company’s consolidated statement of operations is $6.3 million. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheet is $12.8 million and $10.9 million at December 31, 2008 and 2007, respectively. The change to the accrued interest expense balance between December 31, 2008 and December 31, 2007 is primarily due to the increase for the current year interest expense, partially offset by a decrease for payments made during the year in connection with the settlement of the 2003 and 2004 U.S. Internal Revenue Service income tax audit.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to research credits, executive compensation limitations, inventory capitalization and transfer pricing will decrease by approximately $25.4 million due to the settlement of a U.S. Internal Revenue Service income tax audit.

During the year ended December 31, 2006, the Company reduced its estimated income taxes payable for uncertain tax positions and related provision for income taxes by $14.5 million, primarily due to a change in estimate resulting from the resolution of several significant and previously uncertain income tax audit issues associated with the completion of an audit by the U.S. Internal Revenue Service for tax years 2000 to 2002. This reduction was partially offset by an increase in estimated income taxes payable of $3.9 million for a previously filed income tax return that was under examination. During 2006, the Company also increased its estimate by $1.2 million for the expected income tax benefit for previously paid state income taxes, which became recoverable due to a favorable state court decision that became final during 2004, and incurred income tax expenses of $1.6 million related to intercompany transfers of trade businesses and net assets associated with the Inamed acquisition.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2007
California	2003 - 2007
Brazil	2004 - 2007
Canada	2004 - 2007
France	2006 - 2007
Germany	2003 - 2007
Italy	2004 - 2007
Ireland	2002 - 2007
Spain	2004 - 2007
United Kingdom	2006 - 2007

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

Accounting for Defined Benefit Pension and Other Postretirement Plans

In the fourth quarter of 2006, the Company adopted the balance sheet recognition and reporting provisions of SFAS No. 158, which requires the Company to recognize on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. In the first quarter of 2008, the Company adopted the measurement date provision of SFAS No. 158, which requires the Company to change the measurement date for defined benefit pension and other postretirement plans from September 30 to December 31. As a result, the Company recognized an increase of $5.2 million in its net pension liability, an increase of $1.6 million in related deferred income tax assets, a reduction of $4.6 million in its beginning retained earnings and an increase of $1.0 million in accumulated other comprehensive income.

Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive income. Included in accumulated other comprehensive loss as of December 31, 2008 and 2007 are unrecognized actuarial losses of $282.1 million and $100.5 million, respectively, related to the Company’s pension plans. Of the December 31, 2008 amount, the Company expects to recognize approximately $12.6 million in net periodic benefit cost during 2009. Also included in accumulated other comprehensive loss at December 31, 2008 and

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 are unrecognized prior service credits of $1.9 million and $2.3 million, respectively, and unrecognized actuarial losses of $5.0 million and $4.3 million, respectively, related to the Company’s retiree health plan that have not yet been recognized in net periodic benefit cost. Of the December 31, 2008 amounts, the Company expects to recognize $0.3 million of the unrecognized prior service credits and $0.1 million of the unrecognized actuarial losses in net periodic benefit cost during 2009.

Components of net periodic benefit cost, assumptions used to determine net periodic benefit cost and projected benefit obligation, change in projected benefit obligation, change in plan assets, funded status, funding and estimated future payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended 2008, 2007 and 2006 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost	$24.8	$24.9	$23.1	$1.5	$1.8	$1.8
Interest cost	34.4	30.8	27.4	2.2	2.1	2.0
Expected return on plan assets	(41.9)	(36.8)	(32.3)	—	—	—
Gain on settlement	—	—	(0.8)	—	—	—
Amortization of prior service costs (credits)	—	—	—	(0.3)	(0.2)	(0.2)
Recognized net actuarial losses	6.5	11.4	13.0	0.1	0.3	0.5

Net periodic benefit cost	$23.8	$30.3	$30.4	$3.5	$4.0	$4.1

The Company terminated and settled one of its non-U.S. pension plans as part of its restructuring and streamlining of operations in Japan. As a result, the Company recognized a gain of $0.8 million upon plan settlement that was recorded as a restructuring charge reversal in the consolidated statement of operations for the year ended December 31, 2006.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.25%	5.90%	5.60%	6.25%	5.90%	5.60%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.50%	4.65%	4.24%
Expected return on plan assets	6.82%	6.43%	6.19%
Rate of compensation increase	4.13%	4.24%	4.00%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	6.19%	6.25%		6.05%	6.25%
Rate of compensation increase	4.25%	4.25%		—	—
Non-U.S. Pension Plans:
Discount rate	5.71%	5.50%
Rate of compensation increase	4.01%	4.13%

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

Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest cost components	$0.8	$(0.6)
Effect on postretirement benefit obligation	7.5	(6.0)

The assumed annual health care cost trend rate for the retiree health plan was 9% for 2008, gradually decreasing to 5% in 2016 and remaining at that level thereafter.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation, Plan Assets and Funded Status

The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2008 and 2007.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$578.6	$554.3	$35.9	$36.7
Adjustments due to adoption of SFAS No. 158 measurement date provision	13.0	—	0.9	—
Service cost	24.8	24.9	1.5	1.8
Interest cost	34.4	30.8	2.2	2.1
Participant contributions	1.7	1.5	—	—
Actuarial (gains) losses	(2.1)	(35.4)	0.8	(3.5)
Benefits paid	(12.7)	(10.0)	(1.4)	(1.2)
Plan amendment in 2008	1.3	—	—	—
Plan combination in 2007	—	1.5	—	—
Impact of foreign currency translation	(19.0)	11.0	—	—

Projected benefit obligation, end of year	620.0	578.6	39.9	35.9

Change in Plan Assets
Fair value of plan assets, beginning of year	547.5	478.5	—	—
Adjustments due to adoption of SFAS No. 158 measurement date provision	(2.0)	—	—	—
Actual return on plan assets	(141.7)	50.3	—	—
Company contributions	84.5	17.0	1.4	1.2
Participant contributions	1.7	1.5	—	—
Benefits paid	(12.7)	(10.0)	(1.4)	(1.2)
Plan combination in 2007	—	0.9	—	—
Impact of foreign currency translation	(14.6)	9.3	—	—

Fair value of plan assets, end of year	462.7	547.5	—	—

Funded status of plans	(157.3)	(31.1)	(39.9)	(35.9)
Fourth quarter contributions in 2007	—	10.4	—	—

Accrued benefit costs, net	$(157.3)	$(20.7)	$(39.9)	$(35.9)

Accrued benefit costs, net for pension plans and other postretirement benefits is reported in the following components of the Company’s consolidated balance sheet at December 31, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Investments and other assets	$0.9	$35.8	$—	$—
Accrued compensation	(2.0)	(1.6)	(0.9)	(0.9)
Other liabilities	(156.2)	(54.9)	(39.0)	(35.0)

Accrued benefit costs, net	$(157.3)	$(20.7)	$(39.9)	$(35.9)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $543.4 million and $492.3 million at December 31, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2008 and 2007 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2008	2007	2008	2007
	(in millions)
Projected benefit obligation	$606.1	$57.9	$519.1	$57.9
Accumulated benefit obligation	530.5	46.3	455.7	46.3
Fair value of plan assets	448.0	1.0	372.6	1.0

Funding

The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due.

The table below presents the asset allocations for the Company’s U.S. and non-U.S. funded pension plans.

	2009 Target Allocation	Percent of Plan Assets
		2008	2007
U.S. Pension Plans:
Equity securities	60.0%	47.7%	65.0%
Debt securities	40.0%	52.3%	35.0%

Total	100.0%	100.0%	100.0%

Non-U.S. Pension Plans:
Equity securities	52.0%	48.0%	60.8%
Debt securities	48.0%	52.0%	39.2%

Total	100.0%	100.0%	100.0%

The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2009 is 8.25% for its U.S. funded pension plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and debt securities investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large cap stocks, U.S. small cap stocks and international

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and quarterly investment portfolio reviews.

The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2009 is 6.03% for its non-U.S. funded pension plans.

In 2009, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2009	$15.4	$0.9
2010	17.2	1.1
2011	19.0	1.2
2012	21.2	1.3
2013	23.7	1.5
2014 – 2018	163.1	10.7

	$259.6	$16.7

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2008, 2007 and 2006, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Company contributions are generally used to purchase Allergan common stock, although such amounts may be immediately transferred by the participants to other investment fund alternatives. The Company’s cost of the plan was $16.9 million in 2008, $13.8 million in 2007 and $10.3 million in 2006. Effective February 13, 2009, the Company reduced the 100% Company match to up to 2% of compensation.

In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $17.7 million, $10.4 million and $7.1 million in 2008, 2007 and 2006, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:    Employee Stock Plans

In 2008, the Company adopted the Allergan, Inc. 2008 Incentive Award Plan (the incentive award plan) that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers, key employees and non-employee directors. The incentive award plan succeeds and replaces Allergan’s 1989 Incentive Compensation Plan, 2001 Premium Priced Stock Option Plan and 2003 Non-employee Director Plan. The terms of share-based awards provided under the incentive award plan are consistent with the terms of awards under the prior plans.

Stock option grants to officers and key employees under the incentive award plan are generally granted at an exercise price equal to the fair market value at the date of grant, generally expire ten years after their original date of grant and generally become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant. Restricted share awards to officers and key employees generally become fully vested and free of restrictions four years from the date of grant, except for restricted stock grants pursuant to the Company’s management bonus plan, which generally become fully vested and free of restrictions two years from the date of grant.

Under the terms of the incentive award plan, each eligible non-employee director is granted non-qualified stock options on the date of each regular annual meeting of stockholders at which the directors are to be elected. Non-qualified stock options to non-employee directors become fully vested and exercisable one year from the date of grant. In addition, each eligible non-employee director receives a restricted share award upon election, reelection or appointment to the Board of Directors. Restricted share awards to non-employee directors generally vest and become free of restrictions at the rate of 33 1/3% per year beginning twelve months after the date of grant.

At December 31, 2008, the aggregate amount of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 22.4 million shares.

Share-Based Award Activity and Balances

The following table summarizes the Company’s stock option activity:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	18,695	$44.50	20,241	$41.03	21,564	$36.43
Options granted	4,643	63.33	4,067	59.07	4,518	55.52
Options exercised	(1,511)	34.35	(3,920)	35.08	(5,324)	34.30
Options cancelled	(589)	57.41	(1,693)	59.88	(517)	45.02

Outstanding, end of year	21,238	48.96	18,695	44.50	20,241	41.03

Exercisable, end of year	11,481	40.90	9,434	36.76	10,904	37.24

Weighted average per share fair value of options granted during the year	$19.82	$17.27	$17.84

The aggregate intrinsic value of stock options exercised in 2008, 2007 and 2006 was $39.2 million, $106.2 million and $114.1 million, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the weighted average remaining contractual life of options outstanding and options exercisable are 6.5 years and 5.0 years, respectively, and based on the Company’s closing year-end stock price of $40.32 at December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable are $43.4 million and $40.3 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury.

The following table summarizes the Company’s restricted share activity:

	2008		2007		2006
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	559	$49.56	525	$43.27	378	$37.12
Shares granted	362	57.38	201	59.22	220	54.64
Shares vested	(210)	53.71	(131)	39.25	(53)	45.40
Shares cancelled	(33)	56.34	(36)	49.19	(20)	46.63

Restricted share awards, end of year	678	52.12	559	49.56	525	43.27

The total fair value of restricted shares that vested in 2008, 2007 and 2006 was $12.7 million, $7.7 million and $2.8 million, respectively.

Valuation and Expense Recognition of Share-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS No. 123R).

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
	(in millions)
Employee and director stock options	$62.2	$54.5	$48.6
Employee and director restricted share awards	11.0	11.3	9.2
Stock contributed to employee benefit plans	19.9	15.9	11.8

Pre-tax share-based compensation expense	93.1	81.7	69.6
Income tax benefit	(31.8)	(29.0)	(25.3)

Net share-based compensation expense	$61.3	$52.7	$44.3

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
	(in millions)
Cost of sales	$8.9	$7.4	$6.2
Selling, general and administrative	61.4	55.0	47.5
Research and development	22.8	19.3	15.9

Pre-tax share-based compensation expense	$93.1	$81.7	$69.6

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards on the grant date. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2008, 2007 and 2006 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected volatility	26.89%	26.17%	30.00%
Risk-free interest rate	3.49%	4.52%	4.48%
Expected dividend yield	0.40%	0.49%	0.50%
Expected option life (in years)	5.71	4.95	4.75

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

As of December 31, 2008, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $140.9 million, which is expected to be recognized over the next 48 months (31 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2008, 2007 and 2006.

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

The Company has not experienced any losses on its derivative financial instruments to date due to counterparty credit risk.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008 and 2007, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2008		2007
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$112.2	$(3.6)	$129.9	$(2.0)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	63.3	2.7	58.3	0.9
Foreign currency sold — put options	216.5	24.3	279.8	7.3
Foreign currency purchased — call options	—	—	16.0	0.1

The notional principal amounts provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2008 and 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At December 31, 2008 and 2007, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices at year-end. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,110.4	$1,110.4	$1,157.9	$1,157.9
Non-current investments:
Marketable equity	0.6	0.6	6.4	6.4
Non-marketable equity	5.3	5.3	1.6	1.6
Notes payable	4.4	4.4	39.7	39.9
Long-term debt	885.3	860.9	840.2	872.3
Long-term convertible notes	750.0	750.0	750.0	878.4

Marketable equity investments include unrealized holding (losses) gains, net of tax of $(1.4) million and $1.7 million at December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2008, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 13:    Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 159, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. The Company did not elect the fair value option as allowed by SFAS No. 159 for its financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their historical carrying values.

Effective January 1, 2008, the Company adopted the methods of measuring fair value described in SFAS No. 157. As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2008, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, available-for-sale securities, foreign exchange derivatives and the interest rate swap with a $300.0 million notional amount. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$414.1	$414.1	$—	$—
Foreign time deposits	88.2	88.2	—	—
Other cash equivalents	506.9	506.9	—	—
Available-for-sale securities	0.6	0.6	—	—
Foreign exchange derivative assets	27.0	—	27.0	—
Interest rate swap derivative asset	61.9	—	61.9	—

	$1,098.7	$1,009.8	$88.9	$—

Liabilities
Foreign exchange derivative liabilities	$3.6	$—	$3.6	$—
Interest rate swap derivative liability	61.9	—	61.9	—

	$65.5	$—	$65.5	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign exchange derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its available-for-sale securities and derivative instruments as of December 31, 2008 and 2007 are based upon reasonable estimates and assumptions.

Note 14:    Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California, First Appellate District. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. On May 14, 2008, the court heard oral arguments and took the matter under submission. On July 25, 2008, the Court of Appeal of the State of California affirmed the Superior Court of the State of California for the County of

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alameda’s ruling granting the Company’s motion for summary judgment. On August 11, 2008, the plaintiffs filed a petition for rehearing with the Court of Appeal of the State of California. On August 19, 2008, the court denied the plaintiffs’ petition for rehearing. On September 3, 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California. On November 19, 2008, the Supreme Court of the State of California granted the plaintiffs’ petition for review. On February 17, 2009, the plaintiffs filed their opening brief on the merits with the Supreme Court of the State of California.

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia (“DOJ”). The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessy, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. On July 17, 2008, the plaintiffs filed a first amended complaint. On September 29, 2008, the Company filed an answer to the first amended complaint. On February 2, 2009, the plaintiffs filed a request for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell. A status conference was held on February 17, 2009. The court scheduled a further status conference for June 22, 2009.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ discussed in Note 15, “Commitments and Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Note 15:    Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $50.9 million in 2008, $41.9 million in 2007 and $30.6 million in 2006.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2008 are as follows: $47.3 million in 2009, $38.9 million in 2010, $25.0 million in 2011, $16.0 million in 2012, $11.5 million in 2013 and $52.8 million thereafter.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

On March 3, 2008, the Company received service of a Subpoena Duces Tecum from the DOJ. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. During fiscal year 2008, the Company incurred approximately $25.7 million of costs associated with the DOJ’s inquiry. The Company expects to incur additional costs associated with responding to the DOJ investigation of approximately $30.0 million to $34.0 million during fiscal year 2009. Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this inquiry, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

Note 16:    Guarantees

The Company’s Restated Certificate of Incorporation, as amended, provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining illegal personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 17:    Product Warranties

The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program currently provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlus® Premier program, which generally requires a low additional enrollment fee, currently provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2008 and 2007:

	2008	2007
	(in millions)
Balance, beginning of year	$28.0	$24.8
Provision for warranties issued during the year	6.5	8.0
Settlements made during the year	(5.8)	(4.8)
Increases in warranty estimates	0.8	—

Balance, end of year	$29.5	$28.0

Current portion	$6.3	$6.5
Non-current portion	23.2	21.5

Total	$29.5	$28.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:    Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis and other prescription and over-the-counter dermatological products; and, beginning in the fourth quarter of 2007, urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the OrberaTM Intragastric Balloon System; and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

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

Operating Segments

	2008	2007	2006
	(in millions)
Product net sales:
Specialty pharmaceuticals	$3,502.3	$3,105.0	$2,638.5
Medical devices	837.4	774.0	371.6

Total product net sales	4,339.7	3,879.0	3,010.1
Other corporate and indirect revenues	63.7	59.9	53.2

Total revenues	$4,403.4	$3,938.9	$3,063.3

Operating income (loss):
Specialty pharmaceuticals	$1,220.1	$1,047.9	$888.8
Medical devices	222.0	207.1	119.9

Total segments	1,442.1	1,255.0	1,008.7
General and administrative expenses, other indirect costs and other adjustments	475.1	336.9	351.7
In-process research and development	—	72.0	579.3
Amortization of acquired intangible assets (a)	129.6	99.9	58.6
Restructuring charges	41.3	26.8	22.3

Total operating income (loss)	$796.1	$719.4	$(3.2)

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 64.6%, 65.7% and 67.4% of the Company’s total consolidated product net sales in 2008, 2007 and 2006, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health for the years ended December 31, 2008, 2007 and 2006 were 12.0%, 11.2% and 13.0%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2008, 2007 and 2006 were 12.3%, 11.1% and 13.0%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $3,779.7 million and $3,702.0 million as of December 31, 2008 and 2007, respectively.

Product Net Sales by Product Line

	2008	2007	2006
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,009.1	$1,776.5	$1,530.6
Botox®/Neuromodulators	1,310.9	1,211.8	982.2
Skin Care	113.7	110.7	125.7
Urologics	68.6	6.0	—

Total Specialty Pharmaceuticals	3,502.3	3,105.0	2,638.5

Medical Devices:
Breast Aesthetics	310.0	298.4	177.2
Obesity Intervention	296.0	270.1	142.3
Facial Aesthetics	231.4	202.8	52.1

Core Medical Devices	837.4	771.3	371.6
Other	—	2.7	—

Total Medical Devices	837.4	774.0	371.6

Total product net sales	$4,339.7	$3,879.0	$3,010.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	Product Net Sales
	2008	2007	2006
	(in millions)
United States	$2,793.2	$2,541.3	$2,023.6
Europe	881.9	762.5	548.5
Latin America	262.5	224.2	172.5
Asia Pacific	222.3	196.7	145.7
Other	168.8	147.5	114.5

	4,328.7	3,872.2	3,004.8
Manufacturing operations	11.0	6.8	5.3

Total product net sales	$4,339.7	$3,879.0	$3,010.1

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2008	2007	2008	2007	2006	2008	2007	2006
	(in millions)
United States	$3,389.2	$3,379.5	$181.8	$147.8	$111.0	$72.3	$48.5	$44.8
Europe	252.0	278.2	20.9	18.4	2.2	5.0	5.0	6.2
Latin America	19.9	22.9	3.6	4.2	3.8	5.3	5.1	2.6
Asia Pacific	8.1	7.1	1.7	1.3	0.9	3.3	1.2	0.3
Other	2.5	0.1	0.1	0.1	0.1	2.5	—	—

	3,671.7	3,687.8	208.1	171.8	118.0	88.4	59.8	53.9
Manufacturing operations	410.9	348.7	34.8	23.8	16.9	56.5	56.6	35.7
General corporate	250.9	223.0	21.4	19.8	17.5	45.3	25.4	41.8

Total	$4,333.5	$4,259.5	$264.3	$215.4	$152.4	$190.2	$141.8	$131.4

The increase in long-lived assets at December 31, 2008 compared to December 31, 2007 is primarily due to the Company’s 2008 Aczone® asset acquisition and an increase in intangible licensing assets related to Sanctura®, Restasis® and LatisseTM products, all of which are reflected in the United States balance above, partially offset by a decrease in goodwill related to the Esprit acquisition. Long-lived assets related to the Esprit acquisition, including goodwill and intangible assets, are reflected in the United States balance above. Long-lived assets related to the EndoArt acquisition, including goodwill and intangible assets, are reflected in the Europe balance above. Goodwill and intangible assets related to the Cornéal acquisition are reflected in the Europe balance above. All other long-lived assets related to the Cornéal acquisition are reflected in the manufacturing operations balance above.

The increase in United States depreciation and amortization for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily relates to amortization of acquired intangible assets associated with the Aczone® asset acquisition and Esprit acquisition. The increase in United States depreciation and amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily relates to amortization of acquired intangible assets associated with the Esprit and Inamed acquisitions. The increase in Europe depreciation and amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily relates to amortization of acquired intangible assets associated with the EndoArt and Cornéal acquisitions.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:    Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Net earnings (loss):
Earnings (loss) from continuing operations	$578.6	$501.0	$(127.4)
Loss from discontinued operations	—	(1.7)	—

Net earnings (loss)	$578.6	$499.3	$(127.4)

Weighted average number of shares issued	304.1	305.1	293.8
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.3	3.5	—
Dilutive effect of assumed conversion of convertible notes outstanding	—	0.1	—

Diluted shares	306.4	308.7	293.8

Basic earnings (loss) per share:
Continuing operations	$1.90	$1.64	$(0.43)
Discontinued operations	—	—	—

Net basic earnings (loss) per share	$1.90	$1.64	$(0.43)

Diluted earnings (loss) per share:
Continuing operations	$1.89	$1.62	$(0.43)
Discontinued operations	—	—	—

Net diluted earnings (loss) per share	$1.89	$1.62	$(0.43)

For the year ended December 31, 2008, options to purchase 11.4 million shares of common stock at exercise prices ranging from $47.32 to $65.63 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the year ended December 31, 2008, as the Company’s average stock price for the period was less than the conversion price of the notes.

For the year ended December 31, 2007, options to purchase 4.1 million shares of common stock at exercise prices ranging from $48.07 to $65.21 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

For the year ended December 31, 2006, outstanding stock options to purchase approximately 20.2 million shares of common stock at exercise prices ranging from $6.50 to $63.76 per share were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be anti-dilutive. Additionally, for the year ended December 31, 2006, the effect of approximately 1.7 million common shares related to the Company’s Zero Coupon Convertible Senior Notes due 2022, which were fully converted or redeemed in 2006, was not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, as a result, the impact would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the year ended December 31, 2006, as the Company’s average stock price for the period was less than the conversion price of the notes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20:    Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2008			2007			2006
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount
	(in millions)
Foreign currency translation adjustments	$(39.1)	$—	$(39.1)	$46.9	$—	$46.9	$24.9	$—	$24.9
Deferred holding gains on derivatives designated as cash flow hedges	—	—	—	—	—	—	13.0	(5.1)	7.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)	(0.9)	0.3	(0.6)
Pension and postretirement benefit plan adjustments:
Net (loss) gain	(190.3)	64.5	(125.8)	53.7	(15.2)	38.5	—	—	—
Amortization	6.5	(2.6)	3.9	11.4	(3.9)	7.5	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	2.3	(1.0)	1.3
Unrealized holding (loss) gain on available-for-sale securities	(5.8)	2.7	(3.1)	0.8	(0.3)	0.5	(0.9)	0.3	(0.6)

Other comprehensive (loss) income	$(230.0)	$65.1	(164.9)	$111.5	$(18.9)	92.6	$38.4	$(5.5)	32.9

Net earnings (loss)			578.6			499.3			(127.4)

Total comprehensive income (loss)			$413.7			$591.9			$(94.5)

Note 21:    Subsequent Event

On February 4, 2009, the Company announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan are U.S. urology sales and marketing personnel as a result of the Company’s decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as the Company adjusts its back-office structures to a reduced short-term sales outlook for some businesses. Modest reductions are being made in other functions as the Company re-engineers its processes and increases productivity.

In addition, the Company has reviewed its stock option-related cost structure. The Company’s 2008 full-round employee stock option grant took place in February 2008 with a strike price of $64.47 versus a stock price of approximately $40 on the date of the announced restructuring. The Company’s Board of Directors has decided to accelerate the vesting and remove certain stock option expiration features for all employees holding the 2008 full-round employee stock options and to modify certain stock option expiration features for other stock options held by employees impacted by the restructuring plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently estimates that the total pre-tax charges resulting from the restructuring plan will be between $110 million and $117 million, of which $40 million to $45 million are expected to be cash expenditures. The remainder will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and any additional estimated costs associated with the modification of stock option grants as described above and certain other non-cash asset-related charges. These charges will be incurred beginning in the first quarter of 2009 and are expected to continue up through and including the fourth quarter of 2009. The Company expects the restructuring plan to be substantially completed by the end of the second quarter of 2009.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2008(a)
Product net sales	$1,061.0	$1,155.8	$1,081.9	$1,041.0	$4,339.7
Total revenues	1,076.6	1,172.0	1,098.2	1,056.6	4,403.4
Operating income	166.0	209.0	237.4	183.7	796.1
Earnings from continuing operations before income taxes and minority interest(c)	155.6	196.1	239.3	196.2	787.2
Net earnings	111.4	147.3	169.3	150.6	578.6
Basic earnings per share	0.37	0.48	0.56	0.50	1.90
Diluted earnings per share	0.36	0.48	0.55	0.50	1.89

2007(b)
Product net sales	$862.6	$962.6	$978.7	$1,075.1	$3,879.0
Total revenues	876.7	977.9	993.7	1,090.6	3,938.9
Operating income	96.9	183.6	220.5	218.4	719.4
Earnings from continuing operations before income taxes and minority interest(d)	91.4	176.2	211.3	208.8	687.7
Earnings from continuing operations	44.8	139.0	156.0	161.2	501.0
(Loss) earnings from discontinued operations	(1.0)	(1.2)	1.4	(0.9)	(1.7)
Net earnings	43.8	137.8	157.4	160.3	499.3
Basic earnings (loss) per share:
Continuing operations	0.15	0.46	0.51	0.53	1.64
Discontinued operations	(0.01)	(0.01)	—	(0.01)	—
Net basic earnings per share	0.14	0.45	0.51	0.52	1.64
Diluted earnings (loss) per share:
Continuing operations	0.15	0.45	0.50	0.52	1.62
Discontinued operations	(0.01)	—	0.01	—	—
Net diluted earnings per share	0.14	0.45	0.51	0.52	1.62

(a)	Fiscal quarters in 2008 ended on March 31, June 30, September 30 and December 31.

(b)	Fiscal quarters in 2007 ended on March 30, June 29, September 28 and December 31.

(c)	Includes 2008 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of acquired intangible assets	$34.9	$35.8	$39.3	$40.9	$150.9
Restructuring charges (reversal)	28.4	9.4	(0.2)	3.7	41.3
Integration and transition costs	0.6	1.3	0.1	0.2	2.2
Termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	0.7	0.3	4.8	4.2	10.0
Esprit fair market value inventory adjustment rollout	6.7	5.0	—	—	11.7
External costs associated with responding to the U.S. Department of Justice subpoena	—	9.0	6.7	10.0	25.7
Upfront payments for technologies that have not achieved regulatory approval	—	13.9	6.3	48.5	68.7
Settlement of a distribution agreement in Korea	—	—	—	13.2	13.2
Impairment of intangible asset	—	—	—	5.6	5.6

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(d)	Includes 2007 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
In-process research and development charge	$72.0	$—	$—	$—	$72.0
Amortization of acquired intangible assets	28.4	29.0	28.7	35.2	121.3
Restructuring charges	3.2	10.1	11.0	2.5	26.8
Integration and transition costs	5.4	3.8	2.1	3.4	14.7
Cornéal fair market value inventory adjustment rollout	—	—	0.5	—	0.5
Esprit fair market value inventory adjustment rollout	—	—	—	2.8	2.8
Legal settlement of a patent dispute	—	6.4	—	—	6.4
Settlement of pre-existing Cornéal distribution contract	2.3	—	—	—	2.3

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions(a)	Deductions(b)	Other(c)	Balance at End of Year
	(in millions)
2008	$21.4	$12.6	$(2.6)	$—	$31.4
2007	15.8	5.3	(3.4)	3.7	21.4
2006	4.4	7.6	(2.6)	6.4	15.8

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

(c)	Allowance for doubtful accounts acquired as part of the Esprit, Cornéal and Inamed acquisitions, net of amounts disposed as part of discontinued operations, as applicable.