Form 10-Q
period 2009-03-31
ALLERGAN INC
filed 2009-05-08
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2009, there were 307,511,888 shares of common stock outstanding (including 3,021,693 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended
	March 31, 2009	March 31, 2008
Revenues:
Product net sales	$994.6	$1,061.0
Other revenues	12.6	15.6

Total revenues	1,007.2	1,076.6

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	177.8	182.2
Selling, general and administrative	484.5	482.2
Research and development	182.1	182.9
Amortization of acquired intangible assets	38.6	34.9
Restructuring charges	42.1	28.4

Operating income	82.1	166.0

Non-operating income (expense):
Interest income	2.7	11.2
Interest expense	(19.4)	(21.5)
Unrealized loss on derivative instruments, net	(2.8)	(3.3)
Other, net	0.8	(2.9)

	(18.7)	(16.5)

Earnings before income taxes	63.4	149.5
Provision for income taxes	18.4	41.6

Net earnings	45.0	107.9
Net earnings attributable to noncontrolling interest	0.3	0.2

Net earnings attributable to Allergan, Inc.	$44.7	$107.7

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.15	$0.35

Diluted	$0.15	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$1,088.3	$1,110.4
Trade receivables, net	536.6	538.4
Inventories	255.4	262.5
Other current assets	346.2	359.3

Total current assets	2,226.5	2,270.6
Investments and other assets	251.8	272.1
Property, plant and equipment, net	778.7	775.4
Goodwill	1,975.3	1,981.8
Intangibles, net	1,447.4	1,491.9

Total assets	$6,679.7	$6,791.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$1.1	$4.4
Accounts payable	185.1	173.9
Accrued compensation	92.6	132.6
Other accrued expenses	326.0	336.7
Income taxes	6.3	49.4

Total current liabilities	611.1	697.0
Long-term debt	890.5	885.3
Long-term convertible notes	599.4	685.2
Deferred tax liabilities	27.1	69.0
Other liabilities	395.4	402.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of March 31, 2009 and December 31, 2008	3.1	3.1
Additional paid-in capital	2,677.6	2,596.6
Accumulated other comprehensive loss	(224.2)	(198.7)
Retained earnings	1,855.7	1,842.1

	4,312.2	4,243.1
Less treasury stock, at cost (2,901,000 shares as of March 31, 2009 and 3,424,000 shares as of December 31, 2008)	(158.0)	(192.4)

Total stockholders’ equity	4,154.2	4,050.7
Noncontrolling interest	2.0	1.8

Total equity	4,156.2	4,052.5

Total liabilities and equity	$6,679.7	$6,791.8

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net earnings	$45.0	$107.9
Non-cash items included in net earnings:
Depreciation and amortization	69.0	63.6
Amortization of original issue discount and debt issuance costs	7.3	7.4
Amortization of net realized gain on interest rate swap	(0.3)	(0.3)
Deferred income tax benefit	(40.3)	(10.5)
Loss on disposal and impairment of assets	3.1	0.6
Loss on extinguishment of convertible debt	5.3	—
Unrealized loss on derivative instruments	2.8	3.3
Expense of share-based compensation plans	98.2	24.6
Restructuring charges	42.1	28.4
Changes in assets and liabilities:
Trade receivables	(9.2)	(101.5)
Inventories	3.8	(16.5)
Other current assets	8.0	9.2
Other non-current assets	2.8	(0.9)
Accounts payable	9.1	(11.6)
Accrued expenses	(82.2)	(39.2)
Income taxes	(43.0)	(27.7)
Other liabilities	(5.0)	5.4

Net cash provided by operating activities	116.5	42.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(0.1)
Additions to property, plant and equipment	(11.5)	(28.5)
Additions to capitalized software	(8.9)	(9.5)
Proceeds from sale of business and assets	—	6.0

Net cash used in investing activities	(20.4)	(32.1)

Cash flows from financing activities:
Dividends to stockholders	(15.2)	(15.1)
Repayments of convertible borrowings	(98.3)	—
Payments to acquire treasury stock	—	(93.1)
Net repayments of notes payable	(3.3)	(1.7)
Sale of stock to employees	5.0	27.4
Excess tax benefits from share-based compensation	0.1	6.7

Net cash used in financing activities	(111.7)	(75.8)

Effect of exchange rate changes on cash and equivalents	(6.5)	12.4

Net decrease in cash and equivalents	(22.1)	(53.3)
Cash and equivalents at beginning of period	1,110.4	1,157.9

Cash and equivalents at end of period	$1,088.3	$1,104.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$7.7	$5.2

Income taxes, net of refunds	$99.3	$71.1

In the first quarter of 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

All prior period information has been retrospectively adjusted to reflect the impact of the adoptions of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160) in the first quarter of 2009.

Recently Adopted Accounting Standards

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7), which clarifies how to account for acquired intangible assets subsequent to initial measurement in situations in which an entity does not intend to actively use the assets but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. EITF 08-7 became effective for intangible assets acquired on or after December 15, 2008. The Company adopted the provisions of EITF 08-7 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 became effective for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009 and the adoption impacted both current year and historical accounting for the Company’s 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes), resulting in a $6.5 million increase in interest expense and a $2.5 million reduction in the provision for income taxes for the three month period ended March 31, 2009, and a $6.1 million increase in interest

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense and a $2.4 million decrease in the provision for income taxes for the three month period ended March 31, 2008. The adoption also resulted in an $80.4 million increase in additional paid-in capital, a $64.8 million reduction in long-term convertible notes, a $24.9 million increase in deferred tax liabilities, a $0.5 million increase in non-current assets and a $40.0 million decrease in retained earnings as of January 1, 2009. The impact on basic and diluted earnings per share for each of the three month periods ended March 31, 2009 and 2008 was a reduction of $0.01.

In June 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5), which clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 in the first quarter of 2009 as was required to evaluate the equity component of its 2026 Convertible Notes under the provisions of EITF 07-5 in connection with the adoption of FSP APB 14-1. The Company determined that the conversion feature of its 2026 Convertible Notes is indexed to its own stock and is therefore classified as an equity intrument.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 became effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of FSP FAS 142-3 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161), which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 became effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS No. 141R), which significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. SFAS No. 141R became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 141R in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, which changes the accounting and financial reporting of ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the noncontrolling interest. SFAS No. 160 also establishes disclosure requirements to separately identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 changed the presentation format of the Company’s consolidated statements of earnings and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s stockholders.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 became effective for fiscal years beginning after December 15, 2008 and applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. The Company adopted the provisions of EITF 07-1 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards Not Yet Adopted

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information about how investment allocation decisions are made, and to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of assets as of each annual reporting date for which a statement of financial position is presented and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009, which will be the Company’s fiscal year 2009. Upon initial adoption, the provisions are not required for earlier periods that are presented for comparative purposes. The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on the Company’s consolidated financial statements.

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

Note 3: Restructuring Charges and Integration and Transition Costs

2009 Restructuring Plan

On February 4, 2009, the Company announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan are U.S. urology sales and marketing personnel as a result of the Company’s decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as the Company adjusts its back-office structures to a reduced short-term sales outlook for some businesses. The restructuring plan also includes modest workforce reductions in other functions as the Company re-engineers its processes to increase efficiency and productivity.

As part of the restructuring plan, the Company modified the outstanding stock options issued in its February 2008 full-round employee stock option grant. The stock options were originally granted with an exercise price of $64.47 with a standard four year graded vesting term, a ten year contractual term, and standard 90 day expiration upon termination of employment provisions. These options were modified to be immediately vested in full and to remove the 90 day expiration upon termination of employment provision. Because the modified awards became fully vested and there was no future derived service period, all unamortized compensation expense related to the original grant and the additional compensation expense attributable to the modification of the awards was recognized in full on the modification date.

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications will be recognized ratably from the modification date to the employees’ expected termination date.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates that the total pre-tax charges related to the 2009 restructuring plan will be between $119.0 million and $126.0 million, of which $40.0 million to $45.0 million are expected to be cash expenditures. The total estimated pre-tax charges consist primarily of employee severance and other one-time termination benefits of $40.0 million to $45.0 million, asset write-offs of $2.0 million to $3.0 million, costs associated with the modification of stock options issued in the February 2008 full-round employee stock option grant of approximately $73.0 million and costs associated with the modification of stock options, other than the February 2008 full-round employee stock option grant, for employees impacted by the workforce reduction of $4.0 million to $5.0 million.

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expects to continue to recognize costs through the fourth quarter of 2009. The Company expects the restructuring plan to be substantially completed by the end of the second quarter of 2009. In the first quarter of 2009, the Company recorded pre-tax restructuring charges of $38.4 million, recognized a total of $77.0 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $51.7 million in selling, general and administrative (SG&A) expenses, and $20.3 million in research and development (R&D) expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the three month period ended March 31, 2009:

	Employee Severance	Other	Total
	(in millions)
Net charge during the three month period ended March 31, 2009	$33.6	$4.8	$ 38.4
Spending	(17.9)	(2.8)	(20.7)

Balance at March 31, 2009 (included in “Other accrued expenses”)	$15.7	$2.0	$ 17.7

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its 2006 acquisition of Inamed Corporation (Inamed) and employed approximately 360 people. As of March 31, 2009, all production activities at the Arklow facility had ceased. Based on current foreign currency exchange rates, the Company estimates that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $59.0 million and $67.0 million, consisting primarily of employee severance and other one-time termination benefits of $30.0 million to $33.0 million, asset impairments and accelerated depreciation of $15.0 million to $17.0 million, and contract termination and other costs of $14.0 million to $17.0 million. The Company expects that $44.0 million to $50.0 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expects to continue to recognize costs through the fourth quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During the three month periods ended March 31, 2009 and 2008, the Company recorded $4.0 million and $27.5 million of pre-tax restructuring charges, respectively. During the three month period ended March 31, 2009, the Company also recognized $4.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During the three month period ended March 31, 2008, the Company recognized $0.6 million of SG&A expenses and $0.1 million of R&D expenses related to one-time termination benefits and asset impairments.

At March 31, 2009, $9.7 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the restructuring activities related to the phased closure of the Arklow facility through March 31, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the three month period ended March 31, 2009	3.5	—	0.5	4.0
Spending	(14.4)	(0.1)	(0.2)	(14.7)
Foreign exchange translation effects	(0.5)	(0.2)	—	(0.7)

Balance at March 31, 2009 (included in “Other accrued expenses”)	$0.1	$4.2	$0.4	$4.7

Other Restructuring Activities and Integration Costs

Included in the three month period ended March 31, 2009 is a $0.4 million restructuring charge reversal related to the Company’s closure of its collagen manufacturing facility in Fremont, California and $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s restructuring and streamlining of its European operations. Included in the three month period ended March 31, 2008 are $0.8 million and $0.1 million, respectively, of restructuring charges related to the Company’s 2007 acquisitions of Groupe Cornéal Laboratoires (Cornéal) and EndoArt SA.

In the three month period ended March 31, 2008, SG&A expenses include $0.2 million and $0.4 million, respectively related to integration costs associated with the Company’s 2007 acquisitions of Esprit Pharma Holding Company, Inc. and Cornéal.

Note 4: Intangibles

At March 31, 2009 and December 31, 2008, the components of amortizable and unamortizable intangibles and certain other related information were as follows:

	March 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,386.0	$(238.8)	14.4	$1,390.8	$(215.0)	14.3
Customer relationships	42.3	(41.3)	3.1	42.3	(37.8)	3.1
Licensing	223.5	(84.6)	10.0	223.5	(78.9)	10.0
Trademarks	26.9	(15.9)	6.2	27.3	(14.9)	6.3
Core technology	187.9	(39.3)	15.2	190.4	(36.5)	15.2

	1,866.6	(419.9)	13.5	1,874.3	(383.1)	13.5
Unamortizable Intangible Assets:
Business licenses	0.7	—		0.7	—

	$1,867.3	$(419.9)		$1,875.0	$(383.1)

Developed technology consists primarily of current product offerings, primarily saline and silicone gel breast implants, obesity intervention products, dermal fillers, skin care and urologics products acquired in connection with business combinations and asset acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three month periods ended March 31, 2009 and 2008, respectively:

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
Developed technology	$25.2	$22.7
Customer relationships	3.4	3.4
Licensing	5.8	4.4
Trademarks	1.1	1.2
Core technology	3.1	3.2

	$38.6	$34.9

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

Estimated amortization expense is $144.9 million for 2009, $140.9 million for 2010, $137.4 million for 2011, $132.4 million for 2012 and $119.3 million for 2013.

Note 5: Inventories

Components of inventories were:

	March 31, 2009	December 31, 2008
	(in millions)
Finished products	$168.4	$174.9
Work in process	29.6	36.8
Raw materials	57.4	50.8

Total	$255.4	$262.5

At March 31, 2009 and December 31, 2008, approximately $7.5 million and $11.2 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued Convertible Senior Notes due 2026 for an aggregate principal amount of $750.0 million (2026 Convertible Notes). The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of March 31, 2009, the conversion criteria had not been met. The Company was not permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.

The Company accounts for the liability and equity components of the 2026 Convertible Notes in accordance with FSP APB 14-1. As of March 31, 2009, the carrying value of the liability component is $599.4 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first noteholder put date in April 2011.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes with a carrying value of $92.3 million and a calculated fair value of approximately $97.0 million. The Company recognized a $4.7 million loss on extinguishment of the convertible debt. In addition, the Company wrote off $0.6 million of related unamortized deferred debt issuances costs as loss on extinguishment of the convertible debt. The difference between the amount paid to repurchase the 2026 Convertible Notes and the calculated fair value of the liability component was recognized as a reduction to additional paid in capital, net of the effect of deferred taxes.

Note 7: Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in the United States and other foreign jurisdictions and deductions available in the United States for domestic production activities. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers.

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $8.4 million as of March 31, 2009 and December 31, 2008.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. The Company anticipates making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million.

The total amount of unrecognized tax benefits was $48.0 million and $47.5 million as of March 31, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42.5 million and $42.0 million as of March 31, 2009 and December 31, 2008, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $29.5 million due to the settlement of an income tax audit in the United States.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $5.2 million and $12.8 million as of March 31, 2009 and December 31, 2008, respectively.

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

Note 8: Share-Based Compensation

The Company recognizes compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method. The fair value of modifications to share-based awards is generally estimated using a lattice model.

The determination of fair value using the Black-Scholes and lattice option-pricing models is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company estimates stock price volatility based on an equal weighting of the historical average over the expected life of the award and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

For the three month periods ended March 31, 2009 and 2008, share-based compensation expense was as follows:

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
Cost of sales	$6.7	$1.8
Selling, general and administrative	65.9	16.4
Research and development	25.6	6.4

Pre-tax share-based compensation expense	98.2	24.6
Income tax benefit	31.8	8.9

Net share-based compensation expense	$66.4	$15.7

Share-based compensation expense for the three month period ended March 31, 2009 includes $77.0 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan.

As of March 31, 2009, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $137.7 million, which is expected to be recognized over the next 48 months (37 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2009.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three month periods ended March 31, 2009 and 2008, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(in millions)		(in millions)
Service cost	$5.6	$6.4	$0.4	$0.4
Interest cost	9.2	8.8	0.6	0.6
Expected return on plan assets	(10.6)	(10.7)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	3.1	1.6	—	—

Net periodic benefit cost	$7.3	$6.1	$0.9	$0.9

In 2009, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. On July 17, 2008, the plaintiffs filed a first amended complaint. On September 29, 2008, the Company filed an answer to the first amended complaint. In February and May 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell and Purdon and Moore, respectively. On February 13, 2009, the court entered the request for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell. A status conference was held on February 17, 2009. The court scheduled a further status conference for June 22, 2009.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the U.S. Department of Justice, Northern District of Georgia (DOJ) discussed in Note 11, “Contingencies” below, will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters.

Note 11: Contingencies

On March 3, 2008, the Company received service of a Subpoena Duces Tecum from the DOJ. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. During fiscal year 2008, the Company incurred approximately $25.7 million of costs associated with the DOJ’s inquiry. During the three month period ended March 31, 2009, the Company incurred $7.8 million of costs associated with the DOJ’s inquiry. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $34.0 million during fiscal year 2009. Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this inquiry, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2009:

(in millions)
Balance at December 31, 2008	$29.5
Provision for warranties issued during the period	1.5
Settlements made during the period	(1.5)

Balance at March 31, 2009	$29.5

Current portion	$6.5
Non-current portion	23.0

Total	$29.5

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$44.7	$107.7

Weighted average number of shares issued	303.8	305.0
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.0	3.2

Diluted shares	304.8	308.2

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.15	$0.35

Diluted	$0.15	$0.35

For the three month periods ended March 31, 2009 and 2008, options to purchase 19.4 million and 8.1 million shares of common stock at exercise prices ranging from $39.67 to $65.63 and $55.56 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three month periods ended March 31, 2009 and 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31, 2009			March 31, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(25.2)	$—	$(25.2)	$35.7	$—	$35.7
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding gain (loss) on available-for-sale securities	0.2	(0.4)	(0.2)	(1.4)	0.6	(0.8)

Other comprehensive (loss) income	$(25.3)	$(0.3)	(25.6)	$34.0	$0.7	34.7

Net earnings			45.0			107.9

Total comprehensive income			19.4			142.6
Comprehensive income attributable to noncontrolling interest			0.2			0.2

Comprehensive income attributable to Allergan, Inc.			$19.2			$142.4

Note 16: Financial Instruments

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To ensure the adequacy and effectiveness of its interest rate and foreign exchange hedge positions, the Company continually monitors its interest rate swap positions and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, the Company cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s consolidated operating results and financial position.

Interest Rate Risk Management

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents, interest expense on debt as well as costs associated with foreign currency contracts.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2009 and December 31, 2008, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.1 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three month periods ended March 31, 2009 and 2008, the Company recognized $3.1 million and $2.0 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three month periods ended March 31, 2009 and 2008, the Company recognized $0.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of March 31, 2009, the remaining unrecognized gain of $9.1 million ($5.5 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2009 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges were considered to be ineffective during the three month periods ended March 31, 2009 and 2008.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Probable but not firmly committed transactions are comprised of sales of products and purchases of raw material in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia Pacific, Canada and Brazil. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month period ended March 31, 2009, the Company recognized realized gains on settled foreign currency option contracts of $5.3 million. The amount the Company recognized as realized gains on foreign currency option contracts was minimal during the three month period ended March 31, 2008. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month periods ended March 31, 2009 and 2008, the Company recognized total realized and unrealized gains (losses) from foreign exchange forward contracts of $0.7 million and $(4.6) million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable,” respectively. At March 31, 2009 and December 31, 2008, foreign currency derivative assets of $20.1 million and $24.3 million, respectively, were included in “Other current assets,” and foreign currency derivative liabilities of $1.9 million and $0.9 million, respectively, were included in “Accounts payable.”

At March 31, 2009 and December 31, 2008, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2009		December 31, 2008
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$121.9	$(2.8)	$112.2	$(3.6)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	46.0	0.9	63.3	2.7
Foreign currency sold — put options	172.6	20.1	216.5	24.3

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2009 and December 31, 2008, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2009 and December 31, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At March 31, 2009 and December 31, 2008, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s other financial instruments at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,088.3	$1,088.3	$1,110.4	$1,110.4
Non-current investments:
Marketable equity	0.8	0.8	0.6	0.6
Non-marketable equity	5.3	5.3	5.3	5.3
Notes payable	1.1	1.1	4.4	4.4
Long-term debt	890.5	864.1	885.3	860.9
Long-term convertible notes	599.4	625.7	685.2	712.9

Marketable equity investments include unrealized holding losses, net of tax of $1.6 million and $1.4 million at March 31, 2009 and December 31, 2008, respectively, which are included as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. During the three month periods ended March 31, 2009 and 2008, the Company recognized unrealized pre-tax holding gains (losses) related to changes in the fair value of marketable equity investments of $0.2 million and $(1.4) million, respectively, as a component of “Other comprehensive income (loss).”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At March 31, 2009, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 17: Fair Value Measurements

The Company accounts for the methods of measuring fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2009, the Company has certain assets and liabilities that are required to be measured at fair value on a

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, available-for-sale securities, foreign exchange derivatives and the interest rate swap with a $300.0 million notional amount. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$212.5	$212.5	$—	$—
Foreign time deposits	102.8	102.8	—	—
Other cash equivalents	691.8	691.8	—	—
Available-for-sale securities	0.8	0.8	—	—
Foreign exchange derivative assets	20.1	—	20.1	—
Interest rate swap derivative asset	47.1	—	47.1	—

	$1,075.1	$1,007.9	$67.2	$—

Liabilities
Foreign exchange derivative liabilities	$1.9	$—	$1.9	$—
Interest rate swap derivative liability	47.1	—	47.1	—

	$49.0	$—	$49.0	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its available-for-sale securities and derivative instruments as of March 31, 2009 and December 31, 2008 are based upon reasonable estimates and assumptions.

Note 18: Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter dermatological products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System (formerly known as the BIB® System); and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
Product net sales:
Specialty pharmaceuticals	$826.9	$857.6
Medical devices	167.7	203.4

Total product net sales	994.6	1,061.0
Other corporate and indirect revenues	12.6	15.6

Total revenues	$1,007.2	$1,076.6

Operating income:
Specialty pharmaceuticals	$289.9	$268.5
Medical devices	33.7	49.7

Total segments	323.6	318.2
General and administrative expenses, other indirect costs and other adjustments	166.3	93.9
Amortization of acquired intangible assets (a)	33.1	29.9
Restructuring charges	42.1	28.4

Total operating income	$82.1	$166.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 67.4% and 64.1% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2009 and 2008, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health for the three month periods ended March 31, 2009 and 2008 were 12.1% and 11.4%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 31, 2009 and 2008 were both 12.3% of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Product Net Sales by Product Line

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$473.6	$492.2
Botox®/Neuromodulators	297.3	315.5
Skin Care	38.3	26.4
Urologics	17.7	23.5

Total Specialty Pharmaceuticals	826.9	857.6

Medical Devices:
Breast Aesthetics	66.2	78.5
Obesity Intervention	59.8	71.8
Facial Aesthetics	41.7	53.1

Total Medical Devices	167.7	203.4

Total product net sales	$994.6	$1,061.0

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Product Net Sales

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
United States	$668.2	$678.3
Europe	191.6	221.0
Latin America	48.3	61.6
Asia Pacific	48.9	57.4
Other	35.9	40.9

	992.9	1,059.2
Manufacturing operations	1.7	1.8

Total product net sales	$994.6	$1,061.0

Long-Lived Assets
	March 31, 2009	December 31, 2008
	(in millions)
United States	$3,341.3	$3,389.2
Europe	237.4	252.0
Latin America	19.3	19.9
Asia Pacific	7.8	8.1
Other	4.0	2.5

	3,609.8	3,671.7
Manufacturing operations	403.2	410.9
General corporate	276.5	252.2

Total	$4,289.5	$4,334.8

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three month periods ended March 31, 2009 and 2008, and our financial condition at March 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part II below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2009 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.6 million and $3.3 million at March 31, 2009 and December 31, 2008, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2009 and the first quarter of 2008 were $10.8 million and $10.4 million, respectively. We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2009 and December 31, 2008 were $26.2 million and $25.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $85.6 million and $78.0 million in the first quarter of 2009 and the first quarter of 2008, respectively. The increase in the provision for sales returns in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to an increase in sales rebates related to medical device products, primarily breast implants. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products, including Botox® Cosmetic, Juvéderm® and Latisse™. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $102.3 million and $100.9 million at March 31, 2009 and December 31, 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $87.4 million and $74.0 million in the first quarter of 2009 and the first quarter of 2008, respectively. The increases in the provisions for sales rebates and other incentive programs in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to increased incentive programs, primarily related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2009 and 2008, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index-Urban, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $5.0 million to $6.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plans for determining the net periodic benefit cost is 8.25% for 2009, which is the same rate used for 2008. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 6.03% and 6.82% for 2009 and 2008, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plans’ investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2009 pre-tax pension benefit cost by approximately $1.4 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2008 were 6.19% and 5.71%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2009 are 6.19% and 5.71%, respectively, and for 2008 were 6.25% and 5.50%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S and non-U.S. pension plans would increase our expected 2009 pre-tax pension benefit costs by approximately $3.6 million and increase our pension plans’ projected benefit obligations at December 31, 2008 by approximately $26.9 million.

Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method. The fair value of modifications to share-based awards is generally estimated using a lattice model.

The determination of fair value using the Black-Scholes and lattice option-pricing models is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We currently estimate stock price volatility based upon an equal weighting of the historical average over the expected life of the award and the average implied volatility of at-the-money options traded in the open market. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $8.4 million as of March 31, 2009 and December 31, 2008.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. We anticipate making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million.

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

Impairment Evaluations for Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and currently perform our evaluation as of January 1 of each year. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the January 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of March 31, 2009, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At March 31, 2009, we employed approximately 8,100 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Operations

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth, other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the OrberaTM Intragastric Balloon System (formerly known as the BIB® System); and facial aesthetics products.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2009 and March 31, 2008:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	March 31, 2009	March 31, 2008
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$473.6	$492.2	$(18.6)	$11.3	$(29.9)	(3.8)%	2.3%	(6.1)%
Botox®/Neuromodulator	297.3	315.5	(18.2)	2.2	(20.4)	(5.8)%	0.7%	(6.5)%
Skin Care	38.3	26.4	11.9	12.1	(0.2)	45.1%	45.8%	(0.7)%
Urologics	17.7	23.5	(5.8)	(5.8)	—	(24.7)%	(24.7)%	—%

Total Specialty Pharmaceuticals	826.9	857.6	(30.7)	19.8	(50.5)	(3.6)%	2.3%	(5.9)%

Medical Devices:
Breast Aesthetics	66.2	78.5	(12.3)	(8.0)	(4.3)	(15.7)%	(10.2)%	(5.5)%
Obesity Intervention	59.8	71.8	(12.0)	(8.4)	(3.6)	(16.7)%	(11.7)%	(5.0)%
Facial Aesthetics	41.7	53.1	(11.4)	(7.2)	(4.2)	(21.5)%	(13.6)%	(7.9)%

Total Medical Devices	167.7	203.4	(35.7)	(23.6)	(12.1)	(17.6)%	(11.6)%	(6.0)%

Total product net sales	$994.6	$1,061.0	$(66.4)	$(3.8)	$(62.6)	(6.3)%	(0.4)%	(5.9)%

Domestic product net sales	67.4%	64.1%
International product net sales	32.6%	35.9%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$102.9	$99.5	$3.4	$9.2	$(5.8)	3.4%	9.3%	(5.9)%
Lumigan® Franchise	101.2	107.5	(6.3)	2.6	(8.9)	(5.8)%	2.4%	(8.2)%
Other Glaucoma	2.9	4.1	(1.2)	(0.7)	(0.5)	(29.8)%	(18.3)%	(11.5)%
Restasis®	110.4	100.2	10.2	10.3	(0.1)	10.2%	10.3%	(0.1)%
Sanctura® Franchise	17.7	23.3	(5.6)	(5.6)	—	(24.1)%	(24.1)%	—%
Latisse™	12.3	—	12.3	12.3	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

The $66.4 million decrease in product net sales in the first quarter of 2009 compared to the first quarter of 2008 was the combined result of a decrease of $30.7 million in our specialty pharmaceuticals product net sales and a decrease of $35.7 million in our medical devices product net sales. The decrease in specialty pharmaceuticals product net sales is due primarily to decreases in product net sales of our eye care pharmaceuticals, Botox® and urologics product lines, partially offset by an increase in product net sales of our skin care product line. The decrease in medical devices product net sales reflects a decrease in product net sales across all of our medical devices product lines. A substantial portion of the total decrease in product net sales was due to a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during the first quarter of 2009 compared to the first quarter of 2008.

Several of our products, including Botox® Cosmetic, and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are partially or wholly paid for directly by the consumer. If the negative economic environment and related decline in consumer spending that have prevailed since early 2008 continue, we believe there could be a corresponding negative effect on our sales, operations and profitability for the remainder of 2009.

In the second half of 2008 and the first quarter of 2009, the U.S. dollar strengthened significantly compared to certain foreign currencies of countries where we operate. If the foreign currency exchange rates between the U.S. dollar and these currencies remain at current levels, or if the U.S. dollar continues to strengthen against these currencies, our net sales for the remainder of 2009 could be negatively affected compared to the corresponding period in 2008.

Eye care pharmaceuticals sales decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in sales of our Refresh® brand of artificial tears products, a decrease in sales of our glaucoma drugs Lumigan® and Alphagan® P 0.15%, and a decrease in sales of Acular®, our first generation anti-inflammatory, partially offset by an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, and an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma. International product net sales in the first quarter of 2009 compared to the first quarter of 2008 were negatively impacted by a general weakening of foreign currencies compared to the U.S. dollar. In January 2009, we increased the published list prices for certain eye care pharmaceutical products in the United States. Effective January 3, 2009, we increased the published U.S. list price for Combigan®, Lumigan® and Zymar® by five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Acular® and Acular LS® by eight percent, and Elestat® by seven percent. Additionally, effective January 24, 2009, we increased the published list price in the United States for Restasis® by five percent. These price increases had a positive net effect on our U.S. sales for the first quarter of 2009 compared to the first quarter of 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® sales decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreased sales in international markets for both cosmetic and therapeutic use. A substantial portion of the total decrease in product net sales of Botox® in international markets was due a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold Botox® during the first quarter of 2009 compared to the first quarter of 2008. Sales of Botox® measured at constant currency increased in Europe and Australia, partially offset by declines in Asia due to the timing of orders shipped to distributors and in Latin America. In the United States, sales of Botox® increased slightly in the first quarter of 2009 compared to the first quarter of 2008. We believe sales of Botox®, primarily Botox® Cosmetic, continued to be negatively impacted in the first quarter of 2009 by declines in consumer spending in all of our principal geographic markets. We believe our worldwide market share for neuromodulators, including Botox®, is currently approximately 83%.

Skin care sales, which are presently concentrated in the United States, increased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to new product sales of Latisse™, our treatment for inadequate or insufficient eyelashes, which we launched in the United States in January 2009, and sales of Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, which we launched in the fourth quarter of 2008, an increase in sales of Vivité®, a line of physician dispensed skin care products launched in 2007 and sales of our new skin care line, Clinique Medical, which is marketed in collaboration with Clinique, a division of The Estée Lauder Companies, and was launched in the fourth quarter of 2008. These increases were partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage™ MD. Net sales of Tazorac®, Zorac® and Avage® were $14.5 million in the first quarter of 2009 compared to $18.6 million in the first quarter of 2008. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by approximately ten percent effective January 3, 2009.

Urologics sales, which are presently concentrated in the United States and consist primarily of our Sanctura® franchise products for the treatment of overactive bladder, decreased in the first quarter of 2009 compared to the first quarter of 2008. Net sales of our Sanctura® franchise products were $17.7 million in the first quarter of 2009 compared to $23.3 million in the first quarter of 2008. We launched Sanctura XR® in the United States in the first quarter of 2008. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR®, our once-daily anticholinergic for the treatment of overactive bladder, to general practitioners, which resulted in a significant reduction in our urology sales force.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At March 31, 2009, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreases in sales in our principal geographic markets. The decline in sales of breast aesthetics products in the United States was primarily due to lower unit volume, partially offset by the transition from lower priced saline products to higher priced silicone gel products.

The decline in sales of breast aesthetics products in our international markets was due primarily to lower unit volume and the impact of a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold breast aesthetics products during the first quarter of 2009 compared to the first quarter of 2008. We believe that sales of our breast aesthetics products continued to be negatively impacted in the first quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the first quarter of 2009 compared to the first quarter of 2008 due to decreases in sales in our principal geographic markets. We believe sales of obesity intervention products in the United States continued to be negatively impacted in the first quarter of 2009 by declines in consumer spending and a competitive product that was launched in the United States in 2008. International sales of obesity intervention products declined primarily due to a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold obesity intervention products during the first quarter of 2009 compared to the first quarter of 2008, partially offset by an increase in sales measured at constant currency in Canada, the United Kingdom and Australia.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreases in sales in the United States and Europe, partially offset by an increase in sales in Latin America and Asia Pacific. Sales of facial aesthetics products were also negatively impacted by a general decline in sales of older generation collagen-based dermal fillers. We believe sales of facial aesthetics products continued to be negatively impacted in the first quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Foreign currency changes decreased product net sales by $62.6 million in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the weakening of the euro, Brazilian real, U.K. pound, Australian dollar, and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales increased by 3.3 percentage points to 67.4% in the first quarter of 2009 compared to U.S. sales of 64.1% in the first quarter of 2008, due to an increase in U.S. product net sales as a percentage of total product net sales in all of our specialty pharmaceuticals and medical devices product lines.

Other Revenues

Other revenues decreased $3.0 million to $12.6 million in the first quarter of 2009 compared to $15.6 million in the first quarter of 2008. The decrease in other revenues is primarily related to a decrease in reimbursement income for services provided to GlaxoSmithKline related to licensing and strategic support agreements for Botox® in Japan and China and a decrease in other reimbursement income, partially offset by an increase in royalty income from sales of Botox® in Japan and China by GlaxoSmithKline.

Cost of Sales

Cost of sales decreased $4.4 million, or 2.4%, in the first quarter of 2009 to $177.8 million, or 17.9% of product net sales, compared to $182.2 million, or 17.2% of product net sales, in the first quarter of 2008. Cost of sales in the first quarter of 2009 includes the rollout of $4.4 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility and a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Cost of sales in the first quarter of 2008 includes a charge of $6.7 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Esprit Pharma Holding Company, Inc., or Esprit. Excluding the effect of these charges, cost of sales decreased $7.1 million, or 4.0%, in the first quarter of 2009 compared to the first quarter of 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from the 6.3% decrease in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, increased to 16.9% in the first quarter of 2009 compared to 16.5% in the first quarter of 2008, primarily due to an overall increase in cost of sales as a percentage of product net sales for our medical device products sold outside of the United States related to the general weakening of foreign currencies against the U.S. dollar in the first quarter of 2009 compared to the first quarter of 2008 in countries where we sell our products. The cost of manufacturing our medical device products is principally incurred in U.S. dollars and is generally not subject to foreign currency fluctuations, while our international sales are primarily transacted in foreign currencies and are negatively impacted upon translation into U.S. dollars when the U.S. dollar strengthens against the other currencies of countries where we sell our products.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $2.3 million, or 0.5%, to $484.5 million, or 48.7% of product net sales, in the first quarter of 2009 compared to $482.2 million, or 45.4% of product net sales, in the first quarter of 2008. SG&A expenses in the first quarter of 2009 include a $51.7 million charge related to the modification of certain employee stock options and $2.2 million in asset write-offs in connection with our 2009 restructuring plan, and $7.8 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®. SG&A expenses in the first quarter of 2008 include $0.6 million of integration and transition costs related to our acquisitions of Esprit and Groupe Cornéal Laboratoires, or Cornéal, and $0.6 of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. Excluding the effect of these charges, SG&A expenses decreased $58.2 million, or 12.1%, in the first quarter of 2009 compared to the first quarter of 2008. The decrease in SG&A expenses, excluding the charges described above, primarily relates to significant decreases in selling, marketing, promotion, and general and administrative expenses. The decrease in selling and marketing expenses in the first quarter of 2009 compared to the first quarter of 2008 principally relates to a decline in personnel and related incentive compensation costs due to the impact of our 2009 restructuring plan and lower product net sales. The decline in promotion expenses includes reduced direct-to-consumer advertising and other promotional costs for our medical device products in the United States, partially offset by a small increase in direct-to-consumer advertising expenses in Europe related to our Juvéderm™ product line. The decrease in general and administrative expenses in the first quarter of 2009 compared to the first quarter of 2008 primarily relates to lower human resource administration, finance, incentive compensation and legal costs. Costs associated with responding to the DOJ investigation are expected to total approximately $30 million to $34 million during fiscal year 2009.

Research and Development

Research and development, or R&D, expenses decreased $0.8 million, or 0.4%, to $182.1 million in the first quarter of 2009, or 18.3% of product net sales, compared to $182.9 million, or 17.2% of product net sales, in the first quarter of 2008. R&D expenses for the first quarter of 2009 included a $20.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Excluding the effect of this charge, R&D expenses decreased by $21.1 million, or 11.5%, to $161.8 million in the first quarter of 2009, or 16.3% of product net sales, compared to the first quarter of 2008. The decrease in R&D expenses in dollars, excluding the stock option modification charge, was primarily due to a reduction in expenses for eye care pharmaceuticals products, including Posurdex®, Trivaris™ and memantine, a reduction in expenses on the development of Botox® for the treatment of chronic migraine, a lower rate of investment in our medical device products, and lower spending on discovery programs, partially offset by an increase in expenses for urology products, primarily apaziquone.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $3.7 million to $38.6 million in the first quarter of 2009, or 3.9% of product net sales, compared to $34.9 million, or 3.3% of product net sales, in the first quarter of 2008. The increase in amortization expense in dollars is primarily due to an increase in the balance of intangible assets subject to amortization, primarily related to our July 2008 purchase of the Aczone® developed technology and a December 2008 milestone payment related to Latisse™ of $6.8 million.

Restructuring Charges and Integration and Transition Costs

Restructuring charges in the first quarter of 2009 were $42.1 million, consisting of $38.4 million related to the 2009 restructuring plan, $4.0 million related to the restructuring and phased closure of the Arklow facility, and a $0.3 million other restructuring charge net reversal. Restructuring charges in the first quarter of 2008 were $28.4 million, consisting of $27.5 million related to the restructuring and phased closure of the Arklow facility and $0.9 million of other restructuring charges.

2009 Restructuring Plan

On February 4, 2009, we announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan are U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as we adjust our back-office structures to a reduced short-term sales outlook for some businesses. The restructuring plan also includes modest workforce reductions in other functions as we re-engineer our processes to increase efficiency and productivity.

As part of the restructuring plan, we modified the outstanding stock options issued in our February 2008 full-round employee stock option grant. The stock options were originally granted with an exercise price of $64.47 with a standard four year graded vesting term, a ten year contractual term, and standard 90 day expiration upon termination of employment provisions. These options were modified to be immediately vested in full and to remove the 90 day expiration upon termination of employment provision. Because the modified awards became fully vested and there was no future derived service period, all unamortized compensation expense related to the original grant and the additional compensation expense attributable to the modification of the awards was recognized in full on the modification date.

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications will be recognized ratably from the modification date to the employees’ expected termination date.

We estimate that the total pre-tax charges related to the 2009 restructuring plan will be between $119.0 million and $126.0 million, of which $40.0 million to $45.0 million are expected to be cash expenditures. The total estimated pre-tax charges consist primarily of employee severance and other one-time termination benefits of $40.0 million to $45.0 million, asset write-offs of $2.0 million to $3.0 million, costs associated with the modification of stock options issued in our February 2008 full-round employee stock option grant of approximately $73.0 million and costs associated with the modification of stock options, other than the February 2008 full-round employee stock option grant, for employees impacted by the workforce reduction of $4.0 million to $5.0 million.

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expect to continue to recognize costs through the fourth quarter of 2009. We expect the restructuring plan to be substantially completed by the end of the second quarter of 2009. In the first quarter of 2009, we recorded pre-tax restructuring charges of $38.4 million, recognized a total of $77.0 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $51.7 million in SG&A expenses, and $20.3 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the three month period ended March 31, 2009:

	Employee Severance	Other	Total
	(in millions)
Net charge during the three month period ended March 31, 2009	$33.6	$4.8	$38.4
Spending	(17.9)	(2.8)	(20.7)

Balance at March 31, 2009 (included in “Other accrued expenses”)	$15.7	$2.0	$17.7

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our 2006 acquisition of Inamed Corporation, or Inamed, and employed approximately 360 people. As of March 31, 2009, all production activities at our Arklow facility had ceased. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $59.0 million and $67.0 million, consisting primarily of employee severance and other one-time termination benefits of $30.0 million to $33.0 million, asset impairments and accelerated depreciation of $15.0 million to $17.0 million, and contract termination and other costs of $14.0 million to $17.0 million. We expect that $44.0 million to $50.0 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to recognize costs through the fourth quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the

Arklow manufacturing facility. During the three month periods ended March 31, 2009 and 2008, we recorded $4.0 million and $27.5 million of pre-tax restructuring charges, respectively. During the three month period ended March 31, 2009, we also recognized $4.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During the three month period ended March 31, 2008, we recognized $0.6 million of SG&A expenses and $0.1 million of R&D expenses related to one-time termination benefits and asset impairments.

At March 31, 2009, $9.7 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility through March 31, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the three month period ended March 31, 2009	3.5	—	0.5	4.0
Spending	(14.4)	(0.1)	(0.2)	(14.7)
Foreign exchange translation effects	(0.5)	(0.2)	—	(0.7)

Balance at March 31, 2009 (included in “Other accrued expenses”)	$0.1	$4.2	$0.4	$4.7

Other Restructuring Activities and Integration Costs

Included in the three month period ended March 31, 2009 is a $0.4 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California and $0.1 million of restructuring charges for an abandoned leased facility related to the restructuring and streamlining of our European operations. Included in the three month period ended March 31, 2008 are $0.8 million and $0.1 million, respectively, of restructuring charges related to our 2007 acquisitions of Cornéal and EndoArt SA.

In the three month period ended March 31, 2008, SG&A expenses include $0.2 million and $0.4 million, respectively, related to integration costs associated with our 2007 acquisitions of Esprit and Cornéal.

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

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the first quarter of 2009, general and administrative expenses of $70.3 million, compensation expense from stock option modifications of $77.0 million and asset impairments of $2.2 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $7.8 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $4.5 million, and other net indirect costs of $4.5 million; for the first quarter of 2008, general and administrative expenses of $81.6 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $6.7 million, termination benefits and asset impairments related to the phased closure of the Arklow facility of $0.7 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $0.6 million, and other net indirect costs of $4.3 million.

The following table presents operating income for each reportable segment for the three month periods ended March 31, 2009 and 2008 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended
	March 31, 2009	March 31, 2008
	(in millions)
Operating income:
Specialty pharmaceuticals	$289.9	$268.5
Medical devices	33.7	49.7

Total segments	323.6	318.2
General and administrative expenses, other indirect costs and other adjustments	166.3	93.9
Amortization of acquired intangible assets (a)	33.1	29.9
Restructuring charges	42.1	28.4

Total operating income	$82.1	$166.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the first quarter of 2009 was $82.1 million, or 8.3% of product net sales, compared to consolidated operating income of $166.0 million, or 15.6% of product net sales in the first quarter of 2008. The $83.9 million decrease in consolidated operating income was due to a $66.4 million decrease in product net sales, a $3.0 million decrease in other revenues, a $2.3 million increase in SG&A expenses, a $13.7 million increase in restructuring charges and a $3.7 million increase in amortization of acquired intangible assets, partially offset by a $4.4 million decrease in cost of sales and a $0.8 million decrease in R&D expenses. Our consolidated operating income in the first quarter of 2009 includes charges totaling $77.0 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in the first quarter of 2009 was $289.9 million, compared to operating income of $268.5 million in the first quarter of 2008. The $21.4 million increase in our specialty pharmaceuticals segment operating income was due primarily to a decrease in promotion, selling and marketing expenses, partially offset by a decrease in product net sales of our eye care pharmaceuticals, Botox® and urologics product lines.

Our medical devices segment operating income in the first quarter of 2009 was $33.7 million, compared to operating income of $49.7 million in the first quarter of 2008. The $16.0 million decrease in our medical devices segment operating income was due primarily to the $35.7 million decrease in product net sales across all product lines, partially offset by an overall decrease in promotion, selling and marketing expenses and a small decrease in R&D expenses.

Non-Operating Income and Expense

Total net non-operating expense in the first quarter of 2009 was $18.7 million compared to total net non-operating expense of $16.5 million in the first quarter of 2008. Interest income in the first quarter of 2009 was $2.7 million compared to interest income of $11.2 million in the first quarter of 2008. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $50 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.2 percentage points in the first quarter of 2009 compared to the first quarter of 2008. Interest expense decreased $2.1 million to $19.4 million in the first quarter of 2009 compared to $21.5 million in the first quarter of 2008, primarily due to $3.1 million recognized as an offset to interest expense in the first quarter of 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $2.0 million recognized as an offset to interest expense in the first quarter of 2008. Additionally, interest expense also decreased in the first quarter of 2009 compared to the first quarter of 2008 due to a decrease in average outstanding borrowings during the respective periods. During the first quarter of 2009, we recorded a net unrealized loss on derivative instruments of $2.8 million compared to a net unrealized loss of $3.3 million in the first quarter of 2008. Other, net income was $0.8 million in the first quarter of 2009, consisting primarily of $6.1 million in net realized gains from foreign currency transactions, partially offset by a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes. Other, net expense was $2.9 million in the first quarter of 2008, consisting primarily of $2.8 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the first quarter of 2009 was 29.0%. Included in our operating income for the first quarter of 2009 are restructuring charges of $42.1 million, a charge of $77.0 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the closure of our Arklow, Ireland breast implant manufacturing facility of $4.5 million, and a loss on the extinguishment of a portion of our 2026 Convertible Notes of $5.3 million. In the first quarter of 2009, we recorded income tax benefits of $9.4 million related to the restructuring charges, $27.1 million related to the modification of certain employee stock options, $0.4 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, and $1.2 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes. Excluding the impact of the net pre-tax charges of $128.9 million and the income tax benefits of $38.1 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2009 was 29.4%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first quarter of 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$63.4
Restructuring charges	42.1
Charges related to the modification of certain employee stock options	77.0
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	4.5
Loss on extinguishment of a portion of the 2026 Convertible Notes	5.3

$192.3

Provision for income taxes, as reported	$18.4
Income tax benefit for:
Restructuring charges	9.4
Charges related to the modification of certain employee stock options	27.1
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	0.4
Loss on extinguishment of a portion of the 2026 Convertible Notes	1.2

$56.5

Adjusted effective tax rate	29.4%

Our effective tax rate for the first quarter of 2008 was 27.8% and our adjusted effective tax rate for the year ended December 31, 2008 was 25.3%. The effective tax rate for the first quarter of 2008 and the adjusted effective tax rate for the year ended December 31, 2008 reflect the retrospective effects of our adoption in the first quarter of 2009 of Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Included in our operating income for the year ended December 31, 2008 were pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. For the year ended December 31, 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefit of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.3%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2008 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$762.2
Upfront payments for technologies that have not achieved regulatory approval	68.7
Esprit fair market value inventory rollout	11.7
Settlement related to the termination of a distribution agreement in Korea	13.2
Impairment of an intangible asset	5.6
Total restructuring charges	41.3

$902.7

Provision for income taxes, as reported	$197.5
Income tax benefit (provision) for:
Upfront payments for technologies that have not achieved regulatory approval	21.6
Esprit fair market value inventory rollout	4.6
Settlement related to the termination of a distribution agreement in Korea	1.3
Impairment of an intangible asset	2.0
Total restructuring charges	4.7
Deferred tax benefit from the legal entity integration of Esprit and Inamed	2.4
Negative tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts	(5.5)

$228.6

Adjusted effective tax rate	25.3%

The increase in the adjusted effective tax rate to 29.4% in the first quarter of 2009 compared to the adjusted effective tax rate for the year ended December 31, 2008 of 25.3% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the first quarter of 2009 were $44.7 million compared to $107.7 million in the first quarter of 2008. The $63.0 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $83.9 million and the increase in net non-operating expense of $2.2 million and net earnings attributable to noncontrolling interest of $0.1 million, partially offset by the decrease in the provision for income taxes of $23.2 million.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; the extent of our stock repurchase program; funds required for acquisitions and other transactions; adequate funds available under our credit facilities; and financial flexibility to attract long-term capital on satisfactory terms.

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2009 was $116.5 million compared to $42.2 million for the first quarter of 2008. Cash flow from operating activities increased in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories and accounts payable and an increase in earnings from operations, including the effect of adjusting for non-cash items. In the first quarter of 2008, we paid pension contributions of $2.5 million to our U.S. defined benefit pension plan. We did not make any pension contributions to our U.S. defined benefit pension plan in the first quarter of 2009.

Net cash used in investing activities was $20.4 million in the first quarter of 2009 compared to $32.1 million in the first quarter of 2008. In the first quarter of 2009, we invested $11.5 million in new facilities and equipment and $8.9 million in capitalized software. In the first quarter of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million. We assumed a mortgage of $20.0 million and paid $0.7 million in cash. In the first quarter of 2008, we collected $3.0 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. Additionally, we invested $28.5 million in new facilities and equipment and $9.5 million in capitalized software. We currently expect to invest between $110 million and $130 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2009.

Net cash used in financing activities was $111.7 million in the first quarter of 2009 compared to $75.8 million in the first quarter of 2008. In the first quarter of 2009, we paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes, had net repayments of notes payable of $3.3 million and paid $15.2 million in dividends. This use of cash was partially offset by $5.0 million received from the sale of stock to employees and $0.1 million in excess tax benefits from share-based compensation. In the first quarter of 2008, we repurchased 1.5 million shares of our common stock for $93.1 million, had net repayments of notes payable of $1.7 million and paid $15.1 million in dividends. This use of cash was partially offset by $27.4 million received from the sale of stock to employees and $6.7 million in excess tax benefits from share-based compensation.

Effective April 30, 2009, our Board of Directors declared a cash dividend of $0.05 per share, payable June 8, 2009 to stockholders of record on May 18, 2009.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of March 31, 2009, we held approximately 2.9 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We were not permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.

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

At March 31, 2009, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2009. As of March 31, 2009, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $1.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

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

On February 4, 2009, we announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. We began to record charges in the first quarter of 2009 and currently expect to continue to recognize pre-tax charges through the fourth quarter of 2009 of between $119.0 million and $126.0 million, of which $40.0 million to $45.0 million are expected to be cash expenditures. The remaining charges are non-cash charges associated with the modifications of certain employee stock options and other non-cash asset write-offs.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2009 and December 31, 2008, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.1 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. For the first quarter of 2009 and 2008, we recognized $3.1 million and $2.0 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2009, the remaining unrecognized gain, net of tax, of $5.5 million is recorded as a component of accumulated other comprehensive loss.

At March 31, 2009, we had approximately $1.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.0 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at March 31, 2009 and December 31, 2008.

	March 31, 2009
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$212.5	$—	$—	$—	$—	$—	$212.5	$212.5
Weighted Average Interest Rate	0.52%	—	—	—	—	—	0.52%
Foreign Time Deposits	102.8	—	—	—	—	—	102.8	102.8
Weighted Average Interest Rate	0.59%	—	—	—	—	—	0.59%
Other Cash Equivalents	691.8	—	—	—	—	—	691.8	691.8
Weighted Average Interest Rate	0.71%	—	—	—	—	—	0.71%
Total Cash Equivalents	$1,007.1	$—	$—	$—	$—	$—	$1,007.1	$1,007.1
Weighted Average Interest Rate	0.66%	—	—	—	—	—	0.66%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$599.4	$25.0	$—	$818.4	$1,442.8	$1,442.7
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.78%	5.73%
Other Variable Rate (non-US$)	1.1	—	—	—	—	—	1.1	1.1
Weighted Average Interest Rate	3.02%	—	—	—	—	—	3.02%
Total Debt Obligations(a)	$1.1	$—	$599.4	$25.0	$—	$818.4	$1,443.9	$1,443.8
Weighted Average Interest Rate	3.02%	—	5.59%	7.47%	—	5.78%	5.73%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$47.1
Average Pay Rate	—	—	—	—	—	1.58%	1.58%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at March 31, 2009 include debt obligations of $1,443.9 million and the interest rate swap fair value adjustment of $47.1 million.

	December 31, 2008
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$414.1	$—	$—	$—	$—	$—	$414.1	$414.1
Weighted Average Interest Rate	3.76%	—	—	—	—	—	3.76%
Foreign Time Deposits	88.2	—	—	—	—	—	88.2	88.2
Weighted Average Interest Rate	1.65%	—	—	—	—	—	1.65%
Other Cash Equivalents	506.9	—	—	—	—	—	506.9	506.9
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Total Cash Equivalents	$1,009.2	$—	$—	$—	$—	$—	$1,009.2	$1,009.2
Weighted Average Interest Rate	2.40%	—	—	—	—	—	2.40%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$685.2	$25.0	$—	$798.4	$1,508.6	$1,511.9
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.79%	5.73%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.14%	—	—	—	—	—	3.14%
Total Debt Obligations(a)	$4.4	$—	$685.2	$25.0	$—	$798.4	$1,513.0	$1,516.3
Weighted Average Interest Rate	3.14%	—	5.59%	7.47%	—	5.79%	5.72%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$61.9
Average Pay Rate	—	—	—	—	—	1.80%	1.80%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2008 include debt obligations of $1,513.0 million and the interest rate swap fair value adjustment of $61.9 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2009 and December 31, 2008. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	March 31, 2009		December 31, 2008
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$75.2	1.30	$67.9	1.36
Canadian dollar	12.0	1.27	12.9	1.24
Japanese yen	2.3	98.24	3.0	90.43
Australian dollar	19.8	0.66	17.3	0.67
New Zealand dollar	1.0	0.53	0.5	0.55
Swiss franc	11.6	1.18	10.6	1.16

	$121.9		$112.2

Estimated fair value	$(2.8)		$(3.6)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$4.3	1398.00	$12.8	1411.27
Euro	41.7	1.30	50.5	1.36

	$46.0		$63.3

Estimated fair value	$0.9		$2.7

Foreign currency sold — put options:
Canadian dollar	$39.0	1.04	$48.4	1.04
Mexican peso	4.4	14.28	5.7	14.17
Australian dollar	24.0	0.75	29.1	0.75
Brazilian real	17.1	2.10	21.6	2.10
Euro	78.4	1.45	99.6	1.45
Japanese yen	9.7	90.65	12.1	90.76

	$172.6		$216.5

Estimated fair value	$20.1		$24.3

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of March 31, 2009, there were no changes in our internal control over financial reporting that occurred during the first three month period of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

In February 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, indicating that Exela had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic form of Alphagan® P 0.15%. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15%, are invalid and/or not infringed by the proposed Exela product. In March 2007, we filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.”, or the Exela Action. In it, we allege that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, we filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants.

In April 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P 0.15% and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15% and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, we filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex, Inc. and Apotex Corp.”, or the Apotex Action. In it, we allege that Apotex’s proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Apotex filed its answer, including defenses and counterclaims. In July 2007, we filed a response to Apotex’s counterclaims.

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the motion took place on July 26, 2007. On August 20, 2007, the panel granted the motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. On January 20, 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement. Trial was held in March 2009 for the remaining defendants in the Apotex Action and the Exela Action. In April 2009, the parties filed their post-trial briefs.

In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California. In the complaint, we allege that the defendants are infringing U.S. Patent No. 6,262,105, or the ‘105 patent, licensed to us by Murray A. Johnstone, M.D. On January 7, 2008, Photomedex, Inc., or Photomedex, filed a motion to dismiss the complaint. On January 23, 2008, we filed a motion for leave to file a second amended complaint to add Murray A. Johnstone, the holder of the ‘105 patent, as a plaintiff and to add Global MDRx and ProCyte Corporation, or ProCyte, as defendants. On March 3, 2008, the court denied Photomedex’s motion to dismiss and granted the motion for leave to file a second amended complaint. On April 28, 2008, we filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404, or the ‘404 patent, against the defendants, and to add Athena Bioscience, LLC, or Athena Bioscience, and Cosmetic Alchemy, LLC as additional defendants. On July 17, 2008, we and Jan Marini Skin Research, Inc., or Jan Marini, entered into a settlement agreement under which Jan Marini agreed to acknowledge the validity of the patents in exchange for dismissing all claims against Jan Marini. On July 21, 2008, we and Intuit Beauty, Inc., or Intuit, entered into a settlement agreement under which Intuit agreed to acknowledge the validity of the patents in exchange for dismissing all claims against Intuit. On July 28, 2008, the court entered a default judgment against Global MDRx for failure to defend against the summons. On August 6, 2008, the court dismissed Intuit with prejudice. On August 11, 2008, the court dismissed Jan Marini with prejudice. On September 27, 2008, we and Cayman Chemical Company, or Cayman, entered into a settlement agreement under which Cayman agreed to cease selling certain compounds to be used in particular types of products in exchange for dismissing all claims against Cayman. On October 16, 2008, Global MDRx filed a motion to set aside the default judgment. On October 27, 2008, the court dismissed Cayman without prejudice. On November 4, 2008, we, Photomedex and ProCyte entered into a settlement agreement under which Photomedex and ProCyte agreed to acknowledge the validity of the patents in exchange for the dismissing all claims against Photomedex and ProCyte. On November 17, 2008, the court denied Global MDRx’s motion to set aside the default judgment. On December 31, 2008, we entered into a settlement agreement with Athena Bioscience under which they agreed to cease selling certain products and acknowledged the validity of our patents in exchange for our dismissing all claims against Athena Bioscience. On January 30, 2009, we, along with Dr. Johnstone, filed a motion for leave to file a fourth amended complaint adding Pharma Tech, Inc., or Pharma Tech, Dimensional Merchandising, Inc., or Dimensional Merchandising, and Cosmetic Technologies, Inc., or Cosmetic Technologies, as new defendants. Pharma Tech, Dimensional Merchandising and Cosmetic Technologies are the suppliers and manufacturers of Athena Cosmetic, Inc.’s eyelash products. On February 4, 2009, we, along with Dr. Johnstone, filed a motion for default judgment and injunction against Global MDRx. On or about April 15, 2009, we and Cosmetic Technologies entered into a settlement agreement under which Cosmetic Technologies agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against Cosmetic Technologies. The court has scheduled a trial date for January 19, 2010 for the remaining defendants.

In March 2009, we filed a complaint in the U.S. District Court for the Central District of California alleging infringement of the '105 patent, the '404 patent and U.S. Patent No. 7,388,029 against thirteen defendants, including Athena Cosmetics, Inc., Pharma Tech, Dimensional Merchandising, Stella International, LLC, Product Innovations, LLC, Metics, LLC, Nutra-Luxe M.D., LLC, Skin Research Laboratories, Inc., Lifetech Resources LLC, Rocasuba, Inc., La Canada Ventures, Inc., Susan Lin, M.D., Peter Thomas Roth Labs LLC and Peter Thomas Roth, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. On July 17, 2008, the plaintiffs filed a first amended complaint. On September 29, 2008, we filed an answer to the first amended complaint. In February and May 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell and Purdon and Moore, respectively. On February 13, 2009, the court entered the request for dismissal without prejudice as to plaintiffs Hennessey, Hahn and Underwood-Boswell. A status conference was held on February 17, 2009. The court scheduled a further status conference for June 22, 2009.

In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz product or by the proposed Hi-Tech product. In April 2009, we filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976.

In March 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Barr Laboratories, Inc., or Barr, indicating that Barr had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Barr contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Barr product. In May 2009, we filed a complaint against Barr in the U.S. District Court for the District of Delaware. The complaint alleges that Barr’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ discussed in Note 11, “Contingencies,” in our unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report “Financial Statements,” will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. On April 30, 2009, the FDA approved DysportTM (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines to be marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis, respectively. The approved package for DysportTM included a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site. Additionally, the FDA conditioned the approval of DysportTM on Ipsen’s and Medicis’ adoption of a Risk Evaluation and Mitigation Strategy, or REMS, program designed to address the lack of interchangeability of botulinum toxin products and the risks associated with the spread of botulinum toxin beyond the injection site. Ipsen has marketed DysportTM in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for DysportTM in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for DysportTM for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for DysportTM in Brazil, Argentina and Paraguay. Ipsen is also seeking approval for DysportTM for cosmetic indications in the European Union, having submitted a file to the French regulatory authority in May 2003. In January 2009, the health authorities of 15 European Union countries granted approval of DysportTM for glabellar lines under the trade name AzzalureTM.

Mentor Corporation, or Mentor, which was acquired by Johnson & Johnson, is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals’, or Merz’s, botulinum toxin product Xeomin® is currently approved and for sale in certain countries in the European Union, and in Argentina, Canada and Mexico. Merz is also conducting clinical trials in the United States for cervical dystonia, blepharospasm and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries in the European Union. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

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

Medicis began marketing the dermal fillers Restylane® in January 2004 and Perlane® in May 2007. Through our purchase of Cornéal, we acquired the rights to sell the Juvéderm® family of dermal filler products worldwide. Juvéderm® 30, Juvéderm® Ultra and Juvéderm® Ultra Plus were approved by the FDA for sale in the United States in June 2006, and we announced nationwide availability of Juvéderm® Ultra and Juvéderm® Ultra Plus in January 2007. We cannot assure you that our Juvéderm® family of products will offer equivalent or greater facial aesthetic benefits to competitive dermal filler products, that it will be competitive in price or gain acceptance in the marketplace.

In addition, in June 2007, the FDA approved label extensions for Juvéderm® Ultra and Juvéderm® Ultra Plus based on new clinical data demonstrating that the effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. In addition, in 2008, we filed a supplement to our premarket approval, or PMA, for Juvéderm® Ultra and Juvéderm® Ultra Plus related to a new formulation containing lidocaine, an anesthetic that alleviates pain during injections. We cannot assure you that the FDA will continue to grant our label extensions, approve the supplement to our PMA or that other dermal fillers, including hyaluronic acid dermal fillers, do not have or will not obtain labels or label extensions that demonstrate product effects that are equivalent to or better than our products. Should our competitors obtain such labels or label extensions demonstrating product effects that are equivalent to or better than our products, our sales of Juvéderm® could be materially and negatively impacted.

In September 2007, Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, announced FDA approval of its gastric band product, the RealizeTM band, which competes with our Lap-Band® System in the U.S. market. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion.

Our products for the treatment of overactive bladder, or OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and ToviazTM, Watson Pharmaceuticals, Inc.’s Oxytrol®, Novartis Pharmaceuticals Corporation and the Procter & Gamble Company’s Enablex® and Astellas Pharma US, Inc. and GlaxoSmithKline’s Vesicare® and certain generic OAB products. While we believe that Sanctura® and Sanctura XR® have advantages over these competing products, we cannot assure you that Sanctura® and Sanctura XR® offer more effective treatment of OAB for all patients, will be competitive in price or will obtain, maintain or increase market share in the OAB treatment market.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., or Alcon, attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P 0.15% product. Pursuant to our March 2006 settlement with Alcon, Alcon may sell, offer for sale or distribute its brimonidine 0.15% product after September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if prescriptions of Alphagan® P 0.15% have reached a specified threshold as compared to other brimonidine-containing products. In February 2007, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15%. In April 2007, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15% and Alphagan® P 0.1%. We filed complaints against Exela and Apotex and trial was held in March 2009. Furthermore, Apotex attempted to obtain FDA approval for and to launch generic forms of Acular® and Acular LS®. Pursuant to a federal court ruling in June 2006, Apotex is barred from obtaining approval before our patent related to Acular® and Acular LS® expires in November 2009. In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had each filed an ANDA seeking approval of a generic form of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In April 2009, we filed a complaint against Sandoz. In March 2009, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification in which Barr Laboratories, Inc., or Barr, seeks FDA approval to market a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In May 2009, we filed a complaint against Barr. See Item 1 of Part II of this report, “Legal Proceedings” and Note 10, “Legal Proceedings,” in the notes to the unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report for information concerning our current litigation.

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

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. The MMA contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the U.S. import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Public Law Number 110-329, which was signed into law in September 2008 and provides appropriations for the Department of Homeland Security for the 2009 fiscal year, expressly prohibits the U.S. Customs Services from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act. Further, federal legislation has been introduced that, among other things, if passed, would permit registered pharmacies and drug wholesalers to import certain approved prescription drugs from Canada, the European Union, Australia, New Zealand, Switzerland and Japan, and would allow consumers to purchase certain approved prescription drugs from Canada for their own personal use. In addition, certain state and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may also launch importation efforts.

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

•	a determination that the new indication or product candidate is not safe and effective;

•	the FDA may interpret our preclinical and clinical data in different ways than we do;

•	the FDA may not approve our manufacturing processes or facilities;

•	the FDA may not approve our REMS program;

•	the FDA may require us to perform post-marketing clinical studies; or

•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. For example, the FDA may require us to implement a REMS program to manage known or potential serious risks associated with our pharmaceutical products to ensure that the benefits of our products outweigh their risks. A REMS program can include patient package inserts, medication guides, communication plans, an implementation system and other elements necessary to assure safe use of our pharmaceutical product. If the FDA determines that a REMS program is necessary, the agency will not approve our product without an approved REMS program, which could delay approval or impose additional requirements on our products. In addition, we may be subject to enforcement actions, including civil money penalties if we do not comply with REMS program requirements. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and Quality System Regulation, or QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Acular LS®, Aczone® , Alphagan® P 0.15%, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Clinique Medical, Combigan®, Elestat®, Ganfort™ , Juvéderm®, the Lap-Band® System, Latisse™, Lumigan®, Optive™, Refresh®, Restasis®, Sanctura® , Sanctura XR®, Tazorac®, Vistabel® and Zymar®, as well as the Natrelle® line of breast implant products, new indications for Botox® and new products such as Posurdex® and Trivaris™. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action.

On February 8, 2008, the FDA announced in an “Early Communication” its review of certain adverse events following the use of botulinum toxins, including Botox® and Botox® Cosmetic. On April 30, 2009, simultaneously with its approval of DysportTM, the FDA announced the completion of its review and has requested that we adopt a REMS program equivalent to the REMS program required for DysportTM and adopt the same class labeling required of DysportTM addressing the risks related to botulinum toxin spread beyond the injection site and the lack of botulinum toxin interchangeability.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs, including the MMA, the Deficit Reduction Act of 2005, or DRA, and the hospital outpatient prospective payment system, or HOPPS, could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. Though it was postponed for calendar year 2009, the MMA also established a competitive acquisition program in which physicians who administer drugs in their offices are offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Further, the DRA requires the Centers for Medicare & Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing portions of its July rule, as they affect Medicaid payment to pharmacies and the sharing by CMS of certain drug pricing data, known as average manufacturer price, or AMP. In addition, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was passed in July 2008, delays the implementation dates of these portions of the July 2007 Medicaid final rule. The MIPPA prohibits the computation of Medicaid payments based on AMP and the public availability of AMP data through September 2009. If CMS is ultimately permitted to implement its rule, changes could lead to reduced payments to pharmacies and others dispensing prescriptions for certain pharmaceutical products. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

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

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, the recent final rule issued by the U.S. Department of Defense, or DOD, places pricing limits on certain branded pharmaceutical products. Under these regulations, scheduled to go into effect on May 26, 2009, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 would be subject to certain price ceilings utilized by other DOD programs. If fully implemented, the final rule would require manufacturers to, among other things, replace their existing contracts with the DOD with new contracts and to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. In addition, the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies. Such cost-containment measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the first fiscal quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2009 to January 31, 2009	0	N/A	0	15,070,876
February 1, 2009 to February 28, 2009	0	N/A	0	15,376,603
March 1, 2009 to March 31, 2009	0	N/A	0	15,499,445

Total	0	N/A	0	N/A

(1)

We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of March 31, 2009, we held approximately 2.9 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009

ALLERGAN, INC. /s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855 filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.3	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.4	Amendment to Rights Agreement, dated as of January 2, 2002, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.5	Second Amendment to Rights Agreement, dated as of January 30, 2003, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.6	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.12	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to

Exhibit No.	Description
Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.17	First Amendment to the Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.18	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.19	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.20	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.21	Allergan, Inc. 2009 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.22	Allergan, Inc. 2009 Management Bonus Plan (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.23	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.24	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.25	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.26	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.27	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.28	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.29	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.30	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.33	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.35	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.37	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.38	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.39	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.40	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.41	First Amendment to the Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.42	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.43	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC,

Exhibit No.	Description
Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.44	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.45	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.46	First Amendment to the Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.47	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.48	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.49	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.50	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.51	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.53	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.55	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report

Exhibit No.	Description
on Form 10-Q for the Quarter ended September 30, 2005)

10.57	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.60	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.61	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.**** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.62	First Amendment to the License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

****	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on March 12, 2009

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement