Form 10-Q
period 2009-06-30
ALLERGAN INC
filed 2009-08-10
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 307,511,888 shares of common stock outstanding (including 3,452,357 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Product net sales	$1,118.7	$1,155.8	$2,113.3	$2,216.8
Other revenues	12.1	16.2	24.7	31.8

Total revenues	1,130.8	1,172.0	2,138.0	2,248.6

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	198.3	197.5	376.1	379.7
Selling, general and administrative	441.9	506.9	926.4	989.1
Research and development	161.6	213.4	343.7	396.3
Amortization of acquired intangible assets	35.5	35.8	74.1	70.7
Restructuring charges	1.0	9.4	43.1	37.8

Operating income	292.5	209.0	374.6	375.0

Non-operating income (expense):
Interest income	1.5	10.3	4.2	21.5
Interest expense	(18.5)	(21.0)	(37.9)	(42.5)
Unrealized loss on derivative instruments, net	(11.7)	(0.2)	(14.5)	(3.5)
Other, net	(6.8)	(8.2)	(6.0)	(11.1)

	(35.5)	(19.1)	(54.2)	(35.6)

Earnings before income taxes	257.0	189.9	320.4	339.4
Provision for income taxes	80.2	46.1	98.6	87.7

Net earnings	176.8	143.8	221.8	251.7
Net earnings attributable to noncontrolling interest	0.7	0.4	1.0	0.6

Net earnings attributable to Allergan, Inc.	$176.1	$143.4	$220.8	$251.1

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.58	$0.47	$0.73	$0.82

Diluted	$0.58	$0.47	$0.72	$0.82

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$1,388.1	$1,110.4
Trade receivables, net	579.0	538.4
Inventories	235.9	262.5
Other current assets	323.5	359.3

Total current assets	2,526.5	2,270.6
Investments and other assets	242.9	272.1
Property, plant and equipment, net	781.0	775.4
Goodwill	1,970.2	1,981.8
Intangibles, net	1,417.7	1,491.9

Total assets	$6,938.3	$6,791.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$12.2	$4.4
Accounts payable	187.0	173.9
Accrued compensation	128.9	132.6
Other accrued expenses	336.6	336.7
Income taxes	15.6	49.4

Total current liabilities	680.3	697.0
Long-term debt	875.2	885.3
Long-term convertible notes	605.3	685.2
Deferred tax liabilities	24.8	69.0
Other liabilities	403.5	402.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of June 30, 2009 and December 31, 2008	3.1	3.1
Additional paid-in capital	2,691.5	2,596.6
Accumulated other comprehensive loss	(185.0)	(198.7)
Retained earnings	2,012.4	1,842.1

	4,522.0	4,243.1
Less treasury stock, at cost (3,331,000 shares as of June 30, 2009 and 3,424,000 shares as of December 31, 2008)	(175.6)	(192.4)

Total stockholders’ equity	4,346.4	4,050.7
Noncontrolling interest	2.8	1.8

Total equity	4,349.2	4,052.5

Total liabilities and equity	$6,938.3	$6,791.8

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net earnings	$221.8	$251.7
Non-cash items included in net earnings:
Depreciation and amortization	132.2	128.7
Amortization of original issue discount and debt issuance costs	14.0	14.7
Amortization of net realized gain on interest rate swap	(0.7)	(0.7)
Deferred income tax benefit	(43.8)	(46.1)
Loss on disposal and impairment of assets	2.9	0.9
Loss on extinguishment of convertible debt	5.3	—
Unrealized loss on derivative instruments	14.5	3.5
Expense of share-based compensation plans	116.4	47.2
Restructuring charges	43.1	37.8
Changes in assets and liabilities:
Trade receivables	(32.6)	(154.5)
Inventories	35.5	(36.9)
Other current assets	21.8	17.3
Other non-current assets	0.3	3.8
Accounts payable	7.0	(6.0)
Accrued expenses	(55.4)	12.3
Income taxes	(33.8)	(32.6)
Other liabilities	0.7	4.4

Net cash provided by operating activities	449.2	245.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(0.1)
Additions to property, plant and equipment	(27.4)	(66.0)
Additions to capitalized software	(17.4)	(26.8)
Additions to intangible assets	—	(63.0)
Contractual purchase price adjustments to prior acquisitions	11.6	—
Proceeds from sale of business and assets	—	6.0
Proceeds from sale of property, plant and equipment	—	0.1

Net cash used in investing activities	(33.2)	(149.8)

Cash flows from financing activities:
Dividends to stockholders	(30.3)	(30.4)
Repayments of convertible borrowings	(98.3)	—
Payments to acquire treasury stock	(30.9)	(154.8)
Net borrowings (repayments) of notes payable	7.8	(34.7)
Sale of stock to employees	10.4	37.3
Excess tax benefits from share-based compensation	—	7.6

Net cash used in financing activities	(141.3)	(175.0)

Effect of exchange rate changes on cash and equivalents	3.0	11.6

Net increase (decrease) in cash and equivalents	277.7	(67.7)
Cash and equivalents at beginning of period	1,110.4	1,157.9

Cash and equivalents at end of period	$1,388.1	$1,090.2

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$30.9	$36.0

Income taxes, net of refunds	$168.3	$154.3

In the first six months of 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

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

Goodwill

In July 2009, the Company decided to change the timing of the annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of applying the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Accordingly, the Company expects to perform its next annual impairment assessment of goodwill in the fourth quarter of 2009. The Company decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to its fiscal year end reporting date. The Company’s management believes this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of the Company’s annual impairment test and the preparation of its year end financial statements. This change has no effect on reported earnings for any current or prior periods.

Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the unaudited condensed consolidated financial statements, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

Recently Adopted Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for interim periods and fiscal years ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 became effective for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009 and the adoption impacted both current year and historical accounting for the Company’s 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes), resulting in an increase of $5.9 million and $12.4 million, respectively, in interest expense for the three and six month periods ended June 30, 2009 and a reduction of $2.2 million and $4.7 million, respectively, in the provision for income taxes, and for the three and six month periods ended June 30, 2008, an increase of $6.2 million and $12.3 million, respectively, in interest expense and a reduction of $2.3 million and $4.7 million, respectively, in the provision for income taxes. The adoption also resulted in an $80.4 million increase in additional paid-in capital, a $64.8 million reduction in long-term convertible notes, a $24.9 million increase in deferred tax liabilities, a $0.5 million increase in non-current assets and a $40.0 million decrease in retained earnings as of January 1, 2009. The impact on basic and diluted earnings per share for the three and six month periods ended June 30, 2009 is a reduction of $0.01 and $0.03, respectively, and the impact on basic and diluted earnings per share for the three and six month periods ended June 30, 2008 is a reduction of $0.01 and $0.02, respectively.

In June 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5), which clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 in the first quarter of 2009 and, as required, evaluated the equity component of its 2026 Convertible Notes under the provisions of EITF 07-5 in connection with the adoption of FSP APB 14-1. The Company determined that the conversion feature of its 2026 Convertible Notes is indexed to its own stock and is therefore classified as an equity instrument.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets under SFAS No. 142. FSP FAS 142-3 became effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of FSP FAS 142-3 in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, which will be the Company’s fiscal year 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168), which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and nonauthoritative. SFAS No. 168 will be effective for interim periods and fiscal years ending after September 15, 2009, which will be the Company’s fiscal third quarter ending on September 30, 2009. The Company does not expect that the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expects to continue to recognize costs through the fourth quarter of 2009. As of June 30, 2009, the Company substantially completed all activities related to the restructuring plan. During the three month period ended June 30, 2009, the Company recorded pre-tax restructuring charges of $0.7 million and recognized a total of $0.6 million related to employee stock option modifications, consisting of $0.3 million in selling, general and administrative (SG&A) expenses and $0.3 million in research

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and development (R&D) expenses. During the six month period ended June 30, 2009, the Company recorded pre-tax restructuring charges of $39.1 million and recognized a total of $77.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.0 million in SG&A and $20.6 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the six month period ended June 30, 2009:

	Employee Severance	Other	Total
		(in millions)
Net charge during the six month period ended June 30, 2009	$32.6	$6.5	$39.1
Spending	(21.5)	(5.5)	(27.0)

Balance at June 30, 2009 (included in “Other accrued expenses”)	$11.1	$1.0	$12.1

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expects to continue to recognize costs through the fourth quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During the three and six month periods ended June 30, 2009, the Company recorded $0.2 million and $4.2 million of pre-tax restructuring charges, respectively. During the three and six month periods ended June 30, 2008, the Company recorded $0.1 million and $27.6 million of pre-tax restructuring charges, respectively. During the three and six month periods ended June 30, 2009, the Company recognized $7.2 million and $11.6 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the six month period ended June 30, 2009, the Company also recognized $0.1 million of R&D expenses related to one-time termination benefits. During the three month period ended June 30, 2008, the Company recognized $0.1 million of cost of sales, $0.1 million of SG&A expenses and $0.1 million of R&D expenses related to one-time termination benefits. During the six month period ended June 30, 2008, the Company recognized $0.1 million of cost of sales, $0.7 million of SG&A expenses and $0.2 million of R&D expenses related to one-time termination benefits and asset impairments.

At June 30, 2009, $2.7 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the restructuring activities related to the phased closure of the Arklow facility through June 30, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the six month period ended June 30, 2009	3.4	—	0.8	4.2
Spending	(16.1)	(0.5)	(0.1)	(16.7)
Foreign exchange translation effects	(0.6)	—	0.1	(0.5)

Balance at June 30, 2009 (included in “Other accrued expenses”) (a)	$(1.8)	$4.0	$0.9	$3.1

(a)	Total accrued expenses are net of expected statutory employee severance reimbursements from government sponsored social benefit programs of approximately $2.2 million.

Other Restructuring Activities and Integration Costs

Included in the three and six month periods ended June 30, 2009 are $0.1 million of restructuring charges and a $0.3 million restructuring charge reversal, respectively, related to the Company’s closure of its collagen manufacturing facility in Fremont, California. Included in the six month period ended June 30, 2009 are $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three and six month periods ended June 30, 2008 are $0.4 million of restructuring charges related to the Company’s closure of its collagen manufacturing facility in Fremont, California, and $3.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations. Included in the three and six month periods ended June 30, 2008 are $5.8 million and $6.6 million, respectively, of restructuring charges related to the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal). Included in the six month period ended June 30, 2008 are $0.1 million of restructuring charges related to the Company’s 2007 acquisition of EndoArt SA.

Included in the three and six month periods ended June 30, 2009 are $0.2 million of SG&A expenses related to transaction costs associated with the Company’s joint venture investment in Korea announced in July 2009 and $0.4 million of SG&A expenses related to integration costs associated with the Cornéal acquisition. Included in the three month period ended June 30, 2008 are $0.1 million of cost of sales and $1.2 million of SG&A expenses, respectively, and in the six month period ended June 30, 2008 are $0.1 million of cost of sales and $1.8 million of SG&A expenses, respectively, related to integration costs associated with the Company’s 2007 acquisitions of Esprit Pharma Holding Company, Inc. and Cornéal.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Intangibles

At June 30, 2009 and December 31, 2008, the components of amortizable and unamortizable intangibles and certain other related information were as follows:

	June 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,390.9	$(265.6)	14.3	$1,390.8	$(215.0)	14.3
Customer relationships	42.3	(41.5)	3.1	42.3	(37.8)	3.1
Licensing	223.8	(90.5)	10.0	223.5	(78.9)	10.0
Trademarks	27.3	(17.3)	6.3	27.3	(14.9)	6.3
Core technology	190.5	(42.9)	15.2	190.4	(36.5)	15.2

	1,874.8	(457.8)	13.5	1,874.3	(383.1)	13.5
Unamortizable Intangible Assets:
Business licenses	0.7	—		0.7	—

	$1,875.5	$(457.8)		$1,875.0	$(383.1)

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

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Developed technology	$25.2	$22.9	$50.4	$45.6
Customer relationships	0.2	3.4	3.6	6.8
Licensing	5.8	5.0	11.6	9.4
Trademarks	1.1	1.2	2.2	2.4
Core technology	3.2	3.3	6.3	6.5

	$35.5	$35.8	$74.1	$70.7

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

Estimated amortization expense is $145.7 million for 2009, $141.8 million for 2010, $138.3 million for 2011, $133.0 million for 2012 and $120.0 million for 2013.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Inventories

Components of inventories were:

	June 30, 2009	December 31, 2008
	(in millions)
Finished products	$154.5	$174.9
Work in process	32.0	36.8
Raw materials	49.4	50.8

Total	$235.9	$262.5

At June 30, 2009 and December 31, 2008, approximately $7.1 million and $11.2 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued the 2026 Convertible Notes for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of June 30, 2009, the conversion criteria had not been met. The Company was not permitted to redeem the 2026 Convertible Notes prior to April 5, 2009, will be permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.

The Company accounts for the liability and equity components of the 2026 Convertible Notes in accordance with FSP APB 14-1. As of June 30, 2009, the carrying value of the liability component is $605.3 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first noteholder put date in April 2011.

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $8.4 million as of June 30, 2009 and December 31, 2008.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. The Company anticipates making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million which was reflected in the first quarter of 2009.

The total amount of unrecognized tax benefits was $40.2 million and $47.5 million as of June 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $38.2 million and $42.0 million as of June 30, 2009 and December 31, 2008, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $17.6 million due to the settlement of an income tax audit in the United States.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $5.9 million and $12.8 million as of June 30, 2009 and December 31, 2008, respectively.

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

For the three and six month periods ended June 30, 2009 and 2008, share-based compensation expense was as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Cost of sales	$1.5	$2.4	$8.2	$4.2
Selling, general and administrative	12.2	15.0	78.1	31.4
Research and development	4.5	5.2	30.1	11.6

Pre-tax share-based compensation expense	18.2	22.6	116.4	47.2
Income tax benefit	6.1	8.0	37.9	16.9

Net share-based compensation expense	$12.1	$14.6	$78.5	$30.3

Share-based compensation expense for the three and six month periods ended June 30, 2009 includes $0.6 million and $77.6 million, respectively, of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2009, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $129.2 million, which is expected to be recognized over the next 48 months (35 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2009.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and six month periods ended June 30, 2009 and 2008, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Service cost	$5.7	$6.4	$0.4	$0.4
Interest cost	9.3	8.8	0.6	0.6
Expected return on plan assets	(10.7)	(10.7)	—	—
Amortization of prior service cost	—	—	—	(0.1)
Recognized net actuarial loss	3.2	1.6	—	—

Net periodic benefit cost	$7.5	$6.1	$1.0	$0.9

	Six months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Service cost	$11.3	$12.8	$0.8	$0.8
Interest cost	18.5	17.6	1.2	1.2
Expected return on plan assets	(21.3)	(21.4)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.2)
Recognized net actuarial loss	6.3	3.2	—	—

Net periodic benefit cost	$14.8	$12.2	$1.9	$1.8

In 2009, the Company expects to pay contributions of between $10.0 million and $15.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 10 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore and Clark and the court dismissed these plaintiffs without prejudice.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia (DOJ). The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ discussed herein or any related qui tam or other action and in Note 11, “Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters.

Note 11: Contingencies

During fiscal year 2008, the Company incurred approximately $25.7 million of costs associated with the DOJ’s inquiry discussed in Note 10, “Legal Proceedings” above. During the three and six month periods ended June 30, 2009, the Company incurred $7.4 million and $15.2 million, respectively, of costs associated with the DOJ’s inquiry. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $34.0 million during fiscal year 2009. Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this inquiry, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

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

Note 13: Product Warranties

The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program generally provides lifetime product replacement and $1,200 of financial assistance for surgical procedures within ten years of implantation. The ConfidencePlus® Premier program, which normally requires a low additional enrollment fee, generally provides lifetime product replacement, $2,400 of financial assistance for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2009:

(in millions)
Balance at December 31, 2008	$29.5
Provision for warranties issued during the period	3.1
Settlements made during the period	(2.9)

Balance at June 30, 2009	$29.7

Current portion	$6.6
Non-current portion	23.1

Total	$29.7

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions, except per share amounts)
Net earnings attributable to Allergan, Inc.	$176.1	$143.4	$220.8	$251.1

Weighted average number of shares issued	303.7	304.4	303.7	304.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	1.7	2.6	1.4	2.9

Diluted shares	305.4	307.0	305.1	307.6

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.58	$0.47	$0.73	$0.82

Diluted	$0.58	$0.47	$0.72	$0.82

For the three and six month periods ended June 30, 2009, options to purchase 17.2 million and 18.3 million shares of common stock at exercise prices ranging from $39.67 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and six month periods ended June 30, 2009, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

For the three and six month periods ended June 30, 2008, options to purchase 11.7 million and 8.4 million shares of common stock at exercise prices ranging from $48.07 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and six month periods ended June 30, 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30, 2009			June 30, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$39.2	$—	$39.2	$3.4	$—	$3.4
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.4)	0.2	(0.2)	(0.4)	0.2	(0.2)
Unrealized holding gain (loss) on available-for-sale securities	0.7	(0.3)	0.4	(2.7)	1.0	(1.7)

Other comprehensive income	$39.5	$(0.1)	39.4	$0.3	$1.2	1.5

Net earnings			176.8			143.8

Total comprehensive income			216.2			145.3
Comprehensive income attributable to noncontrolling interest			0.8			0.2

Comprehensive income attributable to Allergan, Inc.			$215.4			$145.1

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended
	June 30, 2009			June 30, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$14.0	$—	$14.0	$39.1	$—	$39.1
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.7)	0.3	(0.4)	(0.7)	0.3	(0.4)
Unrealized holding gain (loss) on available-for-sale securities	0.9	(0.7)	0.2	(4.1)	1.6	(2.5)

Other comprehensive income	$14.2	$(0.4)	13.8	$34.3	$1.9	36.2

Net earnings			221.8			251.7

Total comprehensive income			235.6			287.9
Comprehensive income attributable to noncontrolling interest			1.0			0.4

Comprehensive income attributable to Allergan, Inc.			$234.6			$287.5

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

The Company has not experienced any losses to date on its derivative financial instruments due to counterparty credit risk.

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2009 and December 31, 2008, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $31.7 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2009, the Company recognized $3.6 million and $6.7 million, respectively, as a reduction of interest expense due to the differential to

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be received. During the three and six month periods ended June 30, 2008, the Company recognized $1.9 million and $3.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and six month periods ended June 30, 2009 and 2008, the Company recognized $0.4 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of June 30, 2009, the remaining unrecognized gain of $8.8 million ($5.3 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2009 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges were considered to be ineffective during the three and six month periods ended June 30, 2009 and 2008, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, U.K. pound and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2009, the Company recognized realized gains on settled foreign currency option contracts of $4.1 million and $9.4 million, respectively. During the three and six month periods ended June 30, 2008, the Company recognized realized gains on settled foreign currency option contracts of $0.2 million. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2009, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $6.6 million and $5.9 million, respectively. During the three and six month periods ended June 30, 2008, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $1.9 million and $6.5 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable,” respectively. At June 30, 2009 and December 31, 2008, foreign currency derivative assets associated with the foreign exchange option contracts of $6.1 million and $24.3 million, respectively, were included in “Other current assets.” At June 30, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.2 million were included as a reduction of “Accounts payable,” and at December 31, 2008, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.9 million were included in “Accounts payable.”

At June 30, 2009 and December 31, 2008, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$119.6	$(0.8)	$112.2	$(3.6)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.6	1.0	63.3	2.7
Foreign currency sold — put options	115.7	6.1	216.5	24.3

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2009 and December 31, 2008, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2009 and December 31, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At June 30, 2009 and December 31, 2008, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,388.1	$1,388.1	$1,110.4	$1,110.4
Non-current investments:
Marketable equity	1.5	1.5	0.6	0.6
Non-marketable equity	5.3	5.3	5.3	5.3
Notes payable	12.2	12.2	4.4	4.4
Long-term debt	875.2	891.0	885.3	860.9
Long-term convertible notes	605.3	633.9	685.2	712.9

Marketable equity investments include unrealized holding losses, net of tax of $1.2 million and $1.4 million at June 30, 2009 and December 31, 2008, respectively, which are included as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. During the three and six month periods ended June 30, 2009, the Company recognized

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $0.7 million and $0.9 million, respectively, as a component of “Other comprehensive income (loss).” During the three and six month periods ended June 30, 2008, the Company recognized unrealized pre-tax holding losses related to changes in the fair value of marketable equity investments of $2.7 million and $4.1 million, respectively, as a component of “Other comprehensive income (loss).”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At June 30, 2009, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2009, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, available-for-sale securities, foreign exchange derivatives and the interest rate swap with a $300.0 million notional amount. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$131.4	$131.4	$—	$—
Foreign time deposits	107.8	107.8	—	—
Other cash equivalents	1,056.6	1,056.6	—	—
Available-for-sale securities	1.5	1.5	—	—
Foreign exchange derivative assets	6.3	—	6.3	—
Interest rate swap derivative asset	31.7	—	31.7	—

	$1,335.3	$1,297.3	$38.0	$—

Liabilities
Interest rate swap derivative liability	$31.7	$—	$31.7	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its available-for-sale securities and derivative instruments as of June 30, 2009 and December 31, 2008 are based upon reasonable estimates and assumptions.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating Segments

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$921.2	$926.4	$1,748.1	$1,784.0
Medical devices	197.5	229.4	365.2	432.8

Total product net sales	1,118.7	1,155.8	2,113.3	2,216.8
Other corporate and indirect revenues	12.1	16.2	24.7	31.8

Total revenues	$1,130.8	$1,172.0	$2,138.0	$2,248.6

Operating income:
Specialty pharmaceuticals	$356.1	$308.3	$646.0	$576.8
Medical devices	56.9	57.9	90.6	107.6

Total segments	413.0	366.2	736.6	684.4
General and administrative expenses, other indirect costs and other adjustments	89.4	117.3	255.7	211.2
Amortization of acquired intangible assets (a)	30.1	30.5	63.2	60.4
Restructuring charges	1.0	9.4	43.1	37.8

Total operating income	$292.5	$209.0	$374.6	$375.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 65.4% and 63.2% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2009 and 2008, respectively, and 66.3% and 63.6% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2009 and 2008, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health for the three month periods ended June 30, 2009 and 2008 were 12.8% and 10.7%, respectively, of the Company’s total consolidated product net sales, and 12.4% and 11.0%,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2009 and 2008. Sales to McKesson Drug Company for the three month periods ended June 30, 2009 and 2008 were 12.2% and 12.0%, respectively, of the Company’s total consolidated product net sales, and 12.2% and 12.1%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2009 and 2008. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Product Net Sales by Product Line

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$526.0	$539.6	$999.6	$1,031.8
Botox®/Neuromodulators	336.8	347.8	634.1	663.3
Skin Care	42.3	27.9	80.6	54.3
Urologics	16.1	11.1	33.8	34.6

Total Specialty Pharmaceuticals	921.2	926.4	1,748.1	1,784.0

Medical Devices:
Breast Aesthetics	74.5	88.5	140.7	167.0
Obesity Intervention	66.3	76.7	126.1	148.5
Facial Aesthetics	56.7	64.2	98.4	117.3

Total Medical Devices	197.5	229.4	365.2	432.8

Total product net sales	$1,118.7	$1,155.8	$2,113.3	$2,216.8

Geographic Information

Product Net Sales

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
United States	$731.6	$727.3	$1,399.8	$1,405.6
Europe	223.3	251.9	414.9	472.9
Latin America	59.5	70.2	107.8	131.8
Asia Pacific	59.8	58.5	108.7	115.9
Other	43.9	45.5	79.8	86.4

	1,118.1	1,153.4	2,111.0	2,212.6
Manufacturing operations	0.6	2.4	2.3	4.2

Total product net sales	$1,118.7	$1,155.8	$2,113.3	$2,216.8

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets
	June 30, 2009	December 31, 2008
	(in millions)
United States	$3,331.6	$3,389.2
Europe	238.0	252.0
Latin America	22.8	19.9
Asia Pacific	9.0	8.1
Other	4.1	2.5

	3,605.5	3,671.7
Manufacturing operations	403.9	410.9
General corporate	250.4	252.2

Total	$4,259.8	$4,334.8

Note 19: Subsequent Events

On July 7, 2009, the Company and Samil Pharmaceutical Co. Ltd. entered into a joint venture (Samil Allergan Ophthalmic Joint Venture Company) in Korea by integrating the Samil Eyecare and Allergan Korea ophthalmology divisions. In addition, the Company paid approximately $16.7 million to Samil Pharmaceutical Co. Ltd. to complete the Company’s joint venture investment and received a 50.005% stockholder interest (50% plus one share) in the joint venture.

On July 31, 2009, the U.S. Food and Drug Administration approved the Company’s Risk Evaluation and Mitigation Strategy program for Botox®, which addresses the risks related to botulinum toxin spread beyond the injection site and the lack of botulinum toxin interchangeability.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and six month periods ended June 30, 2009 and 2008, and our financial condition at June 30, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2009 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.1 million and $3.3 million at June 30, 2009 and December 31, 2008, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2009 and 2008 were $12.2 million and $10.4 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2009 and 2008 were $23.0 million and $20.8 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2009 and December 31, 2008 were $29.8 million and $25.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $95.4 million and $87.9 million in the second quarter of 2009 and 2008, respectively. Provisions for sales returns deducted from consolidated sales were $181.0 million and $165.9 million in the first six months of 2009 and 2008, respectively. The increase in the provision for sales returns in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 is primarily due to an increase in estimated product return rates for our specialty pharmaceuticals products and increased sales returns related to breast implant products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products, including Botox® Cosmetic, Juvéderm® and Latisse®, and for certain skin care products.

Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $119.6 million and $100.9 million at June 30, 2009 and December 31, 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $111.0 million and $73.7 million in the second quarter of 2009 and 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $198.4 million and $147.7 million in the first six months of 2009 and 2008, respectively. The increases in the amounts accrued at June 30, 2009 compared to December 31, 2008 and the provisions for sales rebates and other incentive programs in the second quarter and the first six months of 2009 compared to the second quarter and first six months of 2008 are primarily due to increased incentive programs, primarily related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2009 and 2008, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $8.4 million as of June 30, 2009 and December 31, 2008.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. We anticipate making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million which was reflected in the first quarter of 2009.

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

Impairment Evaluations for Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and historically performed our evaluation as of January 1 of each year. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the January 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of June 30, 2009, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

In July 2009, we decided to change the timing of our annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of applying the provisions of SFAS No. 142. Accordingly, we expect to perform our next annual impairment assessment of goodwill in the fourth quarter of 2009. We decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to our fiscal year end reporting date. We believe this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of our annual impairment test and the preparation of our year end financial statements. This change has no effect on reported earnings for any current or prior periods.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At June 30, 2009, we employed approximately 8,200 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2009	June 30, 2008
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$526.0	$539.6	$(13.6)	$15.6	$(29.2)	(2.5)%	2.9%	(5.4)%
Botox®/Neuromodulator	336.8	347.8	(11.0)	9.5	(20.5)	(3.2)%	2.7%	(5.9)%
Skin Care	42.3	27.9	14.4	14.6	(0.2)	51.6%	52.3%	(0.7)%
Urologics	16.1	11.1	5.0	5.0	—	45.0%	45.0%	—%

Total Specialty Pharmaceuticals	921.2	926.4	(5.2)	44.7	(49.9)	(0.6)%	4.8%	(5.4)%

Medical Devices:
Breast Aesthetics	74.5	88.5	(14.0)	(9.7)	(4.3)	(15.8)%	(11.0)%	(4.8)%
Obesity Intervention	66.3	76.7	(10.4)	(7.0)	(3.4)	(13.6)%	(9.1)%	(4.5)%
Facial Aesthetics	56.7	64.2	(7.5)	(2.9)	(4.6)	(11.7)%	(4.5)%	(7.2)%

Total Medical Devices	197.5	229.4	(31.9)	(19.6)	(12.3)	(13.9)%	(8.5)%	(5.4)%

Total product net sales	$1,118.7	$1,155.8	$(37.1)	$25.1	$(62.2)	(3.2)%	2.2%	(5.4)%

Domestic product net sales	65.4%	63.2%
International product net sales	34.6%	36.8%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$104.0	$100.7	$3.3	$9.0	$(5.7)	3.2%	8.9%	(5.7)%
Lumigan® Franchise	117.2	112.5	4.7	13.7	(9.0)	4.1%	12.1%	(8.0)%
Other Glaucoma	3.2	4.0	(0.8)	(0.4)	(0.4)	(20.3)%	(9.0)%	(11.3)%
Restasis®	120.7	120.0	0.7	0.9	(0.2)	0.6%	0.8%	(0.2)%
Sanctura® Franchise	16.2	11.0	5.2	5.2	—	47.3%	47.3%	—%
Latisse®	13.1	—	13.1	13.1	—	—%	—%	—%

	Six months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2009	June 30, 2008
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$999.6	$1,031.8	$(32.2)	$26.9	$(59.1)	(3.1)%	2.6%	(5.7)%
Botox®/Neuromodulator	634.1	663.3	(29.2)	11.7	(40.9)	(4.4)%	1.8%	(6.2)%
Skin Care	80.6	54.3	26.3	26.7	(0.4)	48.4%	49.2%	(0.8)%
Urologics	33.8	34.6	(0.8)	(0.8)	—	(2.3)%	(2.3)%	—%

Total Specialty Pharmaceuticals	1,748.1	1,784.0	(35.9)	64.5	(100.4)	(2.0)%	3.6%	(5.6)%

Medical Devices:
Breast Aesthetics	140.7	167.0	(26.3)	(17.7)	(8.6)	(15.7)%	(10.6)%	(5.1)%
Obesity Intervention	126.1	148.5	(22.4)	(15.4)	(7.0)	(15.1)%	(10.4)%	(4.7)%
Facial Aesthetics	98.4	117.3	(18.9)	(10.1)	(8.8)	(16.1)%	(8.6)%	(7.5)%

Total Medical Devices	365.2	432.8	(67.6)	(43.2)	(24.4)	(15.6)%	(10.0)%	(5.6)%

Total product net sales	$2,113.3	$2,216.8	$(103.5)	$21.3	$(124.8)	(4.7)%	1.0%	(5.7)%

Domestic product net sales	66.3%	63.6%
International product net sales	33.7%	36.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$206.9	$200.3	$6.6	$18.2	$(11.6)	3.3%	9.1%	(5.8)%
Lumigan® Franchise	218.4	220.0	(1.6)	16.3	(17.9)	(0.7)%	7.4%	(8.1)%
Other Glaucoma	6.1	8.1	(2.0)	(1.1)	(0.9)	(25.1)%	(13.7)%	(11.4)%
Restasis®	231.1	220.2	10.9	11.2	(0.3)	5.0%	5.1%	(0.1)%
Sanctura® Franchise	33.9	34.3	(0.4)	(0.4)	—	(1.2)%	(1.2)%	—%
Latisse®	25.4	—	25.4	25.4	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

The $37.1 million decrease in product net sales in the second quarter of 2009 compared to the second quarter of 2008 was the combined result of a decrease of $5.2 million in our specialty pharmaceuticals product net sales and a decrease of $31.9 million in our medical devices product net sales. The decrease in specialty pharmaceuticals product net sales is due primarily to decreases in product net sales of our eye care pharmaceuticals and Botox® product lines, partially offset by increases in product net sales of our skin care and urologics product lines. The decrease in medical devices product net sales reflects a decrease in product net sales across all of our medical devices product lines. The overall decrease in product net sales was primarily due to the negative impact of a general weakening of foreign currencies compared to the U.S. dollar in countries where we operated during the second quarter of 2009 compared to the second quarter of 2008, partially offset by an increase in specialty pharmaceuticals product net sales measured in constant currency.

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

Eye care pharmaceuticals sales decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease in sales of our Refresh® brand of artificial tears products, a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, and decreases in our anti-inflamatory drugs Zymar® and Acular®, partially offset by an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, and an increase in sales of Alphagan® P 0.1%. International product net sales in the second quarter of 2009 compared to the second quarter of 2008 were negatively impacted by a general weakening of foreign currencies compared to the U.S. dollar. During 2009, we increased the published list prices for certain eye care pharmaceutical products in the United States. Effective January 3, 2009, we increased the published U.S. list price for Combigan®, Lumigan® and Zymar® by five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Acular® and Acular LS® by eight percent, and Elestat® by seven percent. Effective January 24, 2009, we increased the published list price in the United States for Restasis® by five percent. Effective April 1, 2009 we increased the published U.S. list price of Acular® and Acular LS® by an additional nine percent, and effective May 2, 2009 we increased the published U.S. list price of Alphagan® P 0.15% by an additional eight percent. These price increases had a positive net effect on our U.S. sales for the second quarter of 2009 compared to the second quarter of 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® sales decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreased sales in the United States for cosmetic use and in international markets for both cosmetic and therapeutic use, partially offset by an increase in sales in the United States for therapeutic use. In the United States, total sales of Botox® increased slightly in the second quarter of 2009 compared to the second quarter of 2008. The decrease in product net sales of Botox® in international markets was primarily due to a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold Botox® during the second quarter of 2009 compared to the second quarter of 2008. We believe sales of Botox®, primarily Botox® Cosmetic, continued to be negatively impacted in the second quarter of 2009 by declines in consumer spending in all of our principal geographic markets. We believe our share in the worldwide neuromodulator market is currently approximately 83%.

Skin care sales, which are presently concentrated in the United States, increased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to new product sales of Latisse®, our treatment for inadequate or insufficient eyelashes, which we launched in the United States in January 2009, and sales of Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, which we launched in the fourth quarter of 2008, an increase in sales of Vivité®, and an increase in sales of our Clinique Medical line of skin care products, which we launched in the fourth quarter of 2008. These increases were partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage™ MD. Net sales of Tazorac®, Zorac® and Avage® were $16.2 million in the second quarter of 2009 compared to $20.6 million in the second quarter of 2008. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by approximately ten percent effective January 3, 2009.

Urologics sales, which are presently concentrated in the United States and consist primarily of our Sanctura® franchise products for the treatment of overactive bladder, increased in the second quarter of 2009 compared to the second quarter of 2008. Net sales of our Sanctura® franchise products were $16.2 million in the second quarter of 2009 compared to $11.0 million in the second quarter of 2008. The increase in Sanctura® franchise product net sales in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to lower wholesaler demand for Sanctura XR® in the second quarter of 2008 after the launch of Sanctura XR® in the United States in January 2008. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR®, our once-daily anticholinergic for the treatment of overactive bladder, to general practitioners, which resulted in a significant reduction in our urology sales force. Effective June 1, 2009, we increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, by approximately nine percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At June 30, 2009, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreases in sales in the United States, Canada, Europe and Asia. The decline in sales of breast aesthetics products in the United States was primarily due to lower unit volume, partially offset by the transition from lower priced saline products to higher priced silicone gel products. The decline in sales of breast aesthetics products in our international markets was due primarily to lower unit volume and the impact of a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold breast aesthetics products during the second quarter of 2009 compared to the second quarter of 2008. We believe that sales of our breast aesthetics products continued to be negatively impacted in the second quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the second quarter of 2009 compared to the second quarter of 2008 due to decreases in sales in most of our principal geographic markets. We believe sales of obesity intervention products in the United States continued to be negatively impacted in the second quarter of 2009 by declines in consumer spending and a competitive product that was launched in the United States in 2008. International sales of obesity intervention products declined primarily due to a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold obesity intervention products during the second quarter of 2009 compared to the second quarter of 2008, partially offset by an increase in sales measured at constant currency in Canada and Asia Pacific.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreases in sales in the United States and Europe, partially offset by an increase in sales in Latin America, Asia Pacific and Canada. Sales of facial aesthetics products were also negatively impacted by a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we sold facial aesthetics products during the second quarter of 2009 compared to the second quarter of 2008 and a general decline in sales of older generation collagen-based dermal fillers. We believe sales of facial aesthetics products continued to be negatively impacted in the second quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Foreign currency changes decreased product net sales by $62.2 million in the second quarter of 2009 compared to the second quarter of 2008, primarily due to the weakening of the euro, Brazilian real, U.K. pound, Australian dollar, and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales increased by 2.2 percentage points to 65.4% in the second quarter of 2009 compared to U.S. sales of 63.2% in the second quarter of 2008, due to an increase in U.S. product net sales as a percentage of total product net sales in all of our specialty pharmaceuticals product lines, and our breast aesthetics and obesity intervention product lines, partially offset by a decline in U.S. product net sales as a percentage of total product net sales for our facial aesthetics product line. A significant portion of the increase in U.S. sales as a percentage of total product net sales is related to the general weakening of foreign currencies compared to the U.S. dollar in countries where we sell products.

The $103.5 million decrease in product net sales in the first six months of 2009 compared to the first six months of 2008 was the combined result of a decrease of $35.9 million in our specialty pharmaceuticals product net sales and a decrease of $67.6 million in our medical devices product net sales.

The decrease in specialty pharmaceutical product net sales in the first six months of 2009 compared to the first six months of 2008 is primarily due to the same factors discussed above with respect to the decrease in specialty pharmaceuticals product net sales for the second quarter of 2009. In addition, net sales of eye care pharmaceuticals benefited from an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, in the first six months of 2009 compared to the first six months of 2008. Urologics product net sales decreased in the first six months of 2009 compared to the first six months of 2008, primarily due to the impact of our reduced sales force related to our February 2009 restructuring plan.

The decrease in medical devices product net sales in the first six months of 2009 compared to the first six months of 2008 is primarily due to the same factors discussed above with respect to the decrease in medical devices product net sales for the second quarter of 2009. In addition, net sales of breast aesthetics products in Latin America decreased in the first six months of 2009 compared to the first six months of 2008.

Foreign currency changes decreased product net sales by $124.8 million in the first six months of 2009 compared to the first six months of 2008, primarily due to the weakening of the euro, Brazilian real, U.K. pound, Australian dollar, and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales increased by 2.7 percentage points to 66.3% in the first six months of 2009 compared to U.S. sales of 63.6% in the first six months of 2008, due primarily to the same factors described above with respect to the increase in U.S. sales as a percentage of total product net sales in the second quarter of 2009.

Other Revenues

Other revenues decreased $4.1 million to $12.1 million in the second quarter of 2009 compared to $16.2 million in the second quarter of 2008. The decrease in other revenues is primarily related to a decrease in royalty income, a decrease in reimbursement income for services provided to GlaxoSmithKline related to certain licensing and strategic support agreements, and a decrease in other reimbursement income.

Other revenues decreased $7.1 million to $24.7 million in the first six months of 2009 compared to $31.8 million in the first six months of 2008. The decrease in other revenues in the first six months of 2009 is due primarily to the same factors discussed above with respect to the decrease in other revenues in the second quarter of 2009.

Cost of Sales

Cost of sales increased $0.8 million, or 0.4%, in the second quarter of 2009 to $198.3 million, or 17.7% of product net sales, compared to $197.5 million, or 17.1% of product net sales, in the second quarter of 2008. Cost of sales in the second quarter of 2009 includes the rollout of $7.2 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility. Cost of sales in the second quarter of 2008 includes a charge of $5.0 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Esprit Pharma Holding Company, Inc., or Esprit. Excluding the effect of these charges, cost of sales decreased $1.4 million, or 0.7%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from the 3.2% decrease in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, increased to 17.1% in the second quarter of 2009 compared to 16.7% in the second quarter of 2008, primarily due to an overall increase in cost of sales as a percentage of product net sales for our products sold outside of the United States due to the negative translation impact on international product net sales related to the general weakening of foreign currencies against the U.S. dollar in the second quarter of 2009 compared to the second quarter of 2008 in countries where we sell our products. The cost of manufacturing our products is principally incurred in U.S. dollars and is generally impacted to a lesser degree by foreign currency fluctuations than our international product sales, which are primarily transacted in foreign currencies.

Cost of sales decreased $3.6 million, or 0.9%, in the first six months of 2009 to $376.1 million, or 17.8% of product net sales, compared to $379.7 million, or 17.1% of product net sales, in the first six months of 2008. Cost of sales in the first six months of 2009 includes the rollout of $11.6 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility and a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Cost of sales in the first six months of 2008 includes a charge of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition. Excluding the effect of these charges, cost of sales decreased $8.5 million, or 2.3%, in the first six months of 2009 compared to the first six months of 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from the 4.7% decrease in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, increased to 17.0% in the first six months of 2009 compared to 16.6% in the first six months of 2008, primarily due to the same factors described above with respect to the increase in cost of sales as a percentage of product net sales for the second quarter of 2009.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses decreased $65.0 million, or 12.8%, to $441.9 million, or 39.5% of product net sales, in the second quarter of 2009 compared to $506.9 million, or 43.9% of product net sales, in the second quarter of 2008. The overall decrease in SG&A expenses during the second quarter of 2009 compared to the second quarter of 2008 was partially due to a general decline in foreign currency values compared to the U.S. dollar in countries where we operated. SG&A expenses in the second quarter of 2009 include a $0.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan, and $7.4 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®. SG&A expenses in the second quarter of 2008 include $9.0 million of costs associated with the DOJ investigation described above, $1.2 million of integration and transition costs related to our Esprit and Groupe Cornéal Laboratoires, or Cornéal, acquisitions, $0.3 million of costs related to our acquisition of the Aczone® assets and $0.1 million of termination benefits related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. Excluding the effect of these charges, SG&A expenses decreased $62.1 million, or 12.5%, in the second quarter of 2009 compared to the second quarter of 2008. The decrease in SG&A expenses, excluding the charges described above, primarily relates to significant decreases in selling, marketing, promotion, and general and administrative expenses. The decrease in selling and marketing expenses in the second quarter of 2009 compared to the second quarter of 2008 principally relates to a decline in personnel and related incentive compensation costs due to the impact of our 2009 restructuring plan and lower product net sales. The decline in promotion expenses includes reduced direct-to-consumer advertising and other promotional costs for our medical device products, urologics products and Botox® Cosmetic in the United States, partially offset by an increase in promotional and direct-to-consumer advertising costs for Latisse®, which we launched in the United States in the first quarter of 2009. The decrease in general and administrative expenses in the second quarter of 2009 compared to the second quarter of 2008 primarily relates to lower human resource administration, finance, information services and incentive compensation costs. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $34.0 million during fiscal year 2009.

SG&A expenses decreased $62.7 million, or 6.3%, to $926.4 million, or 43.8% of product net sales, in the first six months of 2009 compared to $989.1 million, or 44.6% of product net sales, in the first six months of 2008. SG&A expenses in the first six months of 2009 include a $52.0 million charge related to the modification of certain employee stock options and $2.2 million in asset write-offs in connection with our 2009 restructuring plan, and $15.2 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®. SG&A expenses in the first six months of 2008 include $9.0 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, $1.8 million of integration and transition costs related to our Esprit and Cornéal acquisitions, $0.3 million of costs related to our acquisition of the Aczone® assets and $0.7 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland. Excluding the effect of these charges, SG&A expenses decreased $120.3 million, or 12.3%, in the first six months of 2009 compared to the first six months of 2008. The decrease in SG&A expenses, excluding the charges described above, is primarily due to the same factors described above with respect to the decrease in SG&A expenses for the second quarter of 2009.

Research and Development

Research and development, or R&D, expenses decreased $51.8 million, or 24.3%, to $161.6 million in the second quarter of 2009, or 14.4% of product net sales, compared to $213.4 million, or 18.5% of product net sales, in the second quarter of 2008. The overall decrease in R&D expenses during the second quarter of 2009 compared to the second quarter of 2008 was partially due to a general decline in foreign currency exchange rates compared to the U.S. dollar in countries where we operated. R&D expenses for the second quarter of 2009 included a $0.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses for the second quarter of 2008 included a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses decreased by $38.2 million, or 19.1%, to $161.3 million in the second quarter of 2009, or 14.4% of product net sales, compared to $199.5 million, or 17.3% of product net sales in the second quarter of 2008. The decrease in R&D expenses in dollars, excluding the charges described above, was primarily due to a reduction in expenses for eye care pharmaceuticals products, including Ozurdex®, Trivaris™, Acuvail™, our advanced, preservative-free formulation of ketorolac, and Zymar®, a reduction in expenses on the development of Botox® for the treatment of chronic migraine, a reduction in expenses on the development of Latisse® and lower spending on discovery programs, partially offset by an increase in expenses for urology products, primarily apaziquone, and obesity intervention products.

R&D expenses decreased $52.6 million, or 13.3%, to $343.7 million in the first six months of 2009, or 16.3% of product net sales, compared to $396.3 million, or 17.9% of product net sales, in the first six months of 2008. R&D expenses for the first six months of 2009 included a $20.6 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses for the first six months of 2008 included a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses decreased by $59.3 million, or 15.5%, to $323.1 million in the first six months of 2009, or 15.3% of product net sales, compared to $382.4 million, or 17.3% of product net sales in the first six months of 2008. The decrease in R&D expenses, excluding the charges described above, is primarily due to the same factors described above with respect to the decrease in R&D expenses for the second quarter of 2009, except that R&D expenses related to obesity intervention products declined slightly in the first six months of 2009 compared to the first six months of 2008.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $0.3 million to $35.5 million in the second quarter of 2009, or 3.2% of product net sales, compared to $35.8 million, or 3.1% of product net sales, in the second quarter of 2008. The decrease in amortization expense in dollars is primarily due to a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, partially offset by an increase in the balance of other intangible assets subject to amortization, primarily related to a buyout payment in 2008 of contingent licensing obligations related to the Sanctura® products, a milestone payment in 2008 related to expected annual Restasis® net sales, our July 2008 purchase of the Aczone® developed technology and a December 2008 milestone payment related to Latisse®.

Amortization of acquired intangible assets increased $3.4 million to $74.1 million in the first six months of 2009, or 3.5% of product net sales, compared to $70.7 million, or 3.2% of product net sales, in the first six months of 2008. The increase in amortization expense in dollars is primarily due to the increase in the balance of other intangible assets subject to amortization described above, partially offset by a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed.

Restructuring Charges and Integration and Transition Costs

Restructuring charges in the second quarter of 2009 were $1.0 million, consisting of $0.7 million related to the 2009 restructuring plan, $0.2 million related to the restructuring and phased closure of the Arklow facility and $0.1 million other restructuring charges. Restructuring charges in the second quarter of 2008 were $9.4 million, consisting of $0.1 million related to the restructuring and phased closure of the Arklow facility, $5.8 million related to the restructuring and integration of the Cornéal operations and $3.5 million of other restructuring charges.

Restructuring charges in the first six months of 2009 were $43.1 million, consisting of $39.1 million related to the 2009 restructuring plan, $4.2 million related to the restructuring and phased closure of the Arklow facility and a $0.2 million other restructuring charge net reversal. Restructuring charges in the first six months of 2008 were $37.8 million, consisting of $27.6 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations and $3.6 million of other restructuring charges.

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

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expect to continue to recognize costs through the fourth quarter of 2009. As of June 30, 2009, we substantially completed all activities related to the restructuring plan. During the three month period ended June 30, 2009, we recorded pre-tax restructuring charges of $0.7 million and recognized a total of $0.6 million related to employee stock option modifications, consisting of $0.3 million in SG&A expenses and $0.3 million in R&D expenses. During the six month period ended June 30, 2009, we recorded pre-tax restructuring charges of $39.1 million and recognized a total of $77.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.0 million in SG&A and $20.6 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the six month period ended June 30, 2009:

	Employee Severance	Other	Total
	(in millions)
Net charge during the six month period ended June 30, 2009	$32.6	$6.5	$39.1
Spending	(21.5)	(5.5)	(27.0)

Balance at June 30, 2009 (included in “Other accrued expenses”)	$11.1	$1.0	$12.1

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our 2006 acquisition of Inamed and employed approximately 360 people. As of March 31, 2009, all production activities at our Arklow facility had ceased. Based on current foreign currency exchange rates, we estimate that the total pre-tax restructuring and other transition related costs associated with the closure of the Arklow manufacturing facility will be between $59.0 million and $67.0 million, consisting primarily of employee severance and other one-time termination benefits of $30.0 million to $33.0 million, asset impairments and accelerated depreciation of $15.0 million to $17.0 million, and contract termination and other costs of $14.0 million to $17.0 million. We expect that $44.0 million to $50.0 million of the pre-tax charges will be cash expenditures. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow will be capitalized to inventory as incurred and recognized as cost of sales in the periods the related products are sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and expect to continue to recognize costs through the fourth quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During the three and six month periods ended June 30, 2009, we recorded $0.2 million and $4.2 million of pre-tax restructuring charges, respectively. During the three and six month periods ended June 30, 2008, we recorded $0.1 million and $27.6 million of pre-tax restructuring charges, respectively. During the three and six month periods ended June 30, 2009, we recognized $7.2 million and $11.6 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the six month period ended June 30, 2009, we also recognized $0.1 million of R&D expenses related to one-time termination benefits. During the three month period ended June 30, 2008, we recognized $0.1 million of cost of sales, $0.1 million of SG&A expenses and $0.1 million of R&D expenses related to one-time termination benefits. During the six month period ended June 30, 2008, we recognized $0.1 million of cost of sales, $0.7 million of SG&A expenses and $0.2 million of R&D expenses related to one-time termination benefits and asset impairments.

At June 30, 2009, $2.7 million of capitalized employee retention termination benefits and accelerated depreciation costs are included in “Inventories” in the accompanying unaudited condensed consolidated balance sheet.

The following table presents the restructuring activities related to the phased closure of the Arklow facility through June 30, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the six month period ended June 30, 2009	3.4	—	0.8	4.2
Spending	(16.1)	(0.5)	(0.1)	(16.7)
Foreign exchange translation effects	(0.6)	—	0.1	(0.5)

Balance at June 30, 2009 (included in “Other accrued expenses”) (a)	$(1.8)	$4.0	$0.9	$3.1

(a)	Total accrued expenses are net of expected statutory employee severance reimbursements from government sponsored social benefit programs of approximately $2.2 million.

Other Restructuring Activities and Integration Costs

Included in the three and six month periods ended June 30, 2009 are $0.1 million of restructuring charges and a $0.3 million restructuring charge reversal, respectively, related to the closure of our collagen manufacturing facility in Fremont, California. Included in the six month period ended June 30, 2009 are $0.1 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and six month periods ended June 30, 2008 are $0.4 million of restructuring charges related to the closure of our collagen manufacturing facility in Fremont, California, and $3.1 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations. Included in the three and six month periods ended June 30, 2008 are $5.8 million and $6.6 million, respectively, of restructuring charges related to our 2007 acquisition of Cornéal. Included in the six month period ended June 30, 2008 are $0.1 million of restructuring charges related to our 2007 acquisition of EndoArt SA.

Included in the three and six month periods ended June 30, 2009 are $0.2 million of SG&A expenses related to transaction costs associated with our joint venture investment in Korea announced in July 2009 and $0.4 million of SG&A expenses related to integration costs associated with our Cornéal acquisition. Included in the three month period ended June 30, 2008 are $0.1 million of cost of sales and $1.2 million of SG&A expenses, respectively, and in the six month period ended June 30, 2008 are $0.1 million of cost of sales and $1.8 million of SG&A expenses, respectively, related to integration costs associated with our 2007 acquisitions of Esprit and Cornéal.

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

General and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of the following items: for the second quarter of 2009, general and administrative expenses of $71.5 million, compensation expense from stock option modifications of $0.6 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $7.4 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $7.2 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, transaction costs related to our joint venture investment in Korea of $0.2 million, and other net indirect costs of $2.1 million; for the second quarter of 2008, general and administrative expenses of $85.0 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $9.0 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $5.0 million, termination benefits related to the phased closure of the Arklow facility of $0.3 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $1.3 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, and other net indirect costs of $2.5 million; for the first six months of 2009, general and administrative expenses of $141.8 million, compensation expense from stock option modifications of $77.6 million and asset impairments of $2.2 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $15.2 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $11.7 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, transaction costs related to our joint venture investment in Korea of $0.2 million, and other net indirect costs of $6.6 million; for the first six months of 2008, general and administrative expenses of $166.6 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $9.0 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits and asset impairments related to the phased closure of the Arklow facility of $1.0 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $1.9 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, and other net indirect costs of $6.8 million.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2009 and 2008 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$356.1	$308.3	$646.0	$576.8
Medical devices	56.9	57.9	90.6	107.6

Total segments	413.0	366.2	736.6	684.4
General and administrative expenses, other indirect costs and other adjustments	89.4	117.3	255.7	211.2
Amortization of acquired intangible assets (a)	30.1	30.5	63.2	60.4
Restructuring charges	1.0	9.4	43.1	37.8

Total operating income	$292.5	$209.0	$374.6	$375.0

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the second quarter of 2009 was $292.5 million, or 26.1% of product net sales, compared to consolidated operating income of $209.0 million, or 18.1% of product net sales in the second quarter of 2008. The $83.5 million increase in consolidated operating income was due to a $65.0 million decrease in SG&A expenses, a $51.8 million decrease in R&D expenses, a $0.3 million decrease in amortization of acquired intangible assets and a $8.4 million decrease in restructuring charges, partially offset by a $37.1 million decrease in product net sales, a $0.8 million increase in cost of sales and a $4.1 million decrease in other revenues. Our consolidated operating income in the second quarter of 2009 includes charges totaling $0.6 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in the second quarter of 2009 was $356.1 million, compared to operating income of $308.3 million in the second quarter of 2008. The $47.8 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our skin care and urologics product lines, a decrease in promotion, selling and marketing expenses and R&D expenses, partially offset by a decrease in product net sales of our eye care pharmaceuticals and Botox® product lines.

Our medical devices segment operating income in the second quarter of 2009 was $56.9 million, compared to operating income of $57.9 million in the second quarter of 2008. The $1.0 million decrease in our medical devices segment operating income was due primarily to the $31.9 million decrease in product net sales across all product lines, partially offset by an overall decrease in promotion, selling and marketing expenses.

Our consolidated operating income in the first six months of 2009 was $374.6 million, or 17.7% of product net sales, compared to consolidated operating income of $375.0 million, or 16.9% of product net sales in the first six months of 2008. The $0.4 million decrease in consolidated operating income was due to a $103.5 million decrease in product net sales, a $7.1 million decrease in other revenues, a $3.4 million increase in amortization of acquired intangible assets and a $5.3 million increase in restructuring charges, partially offset by a $3.6 million decrease in cost of sales, a $62.7 million decrease in SG&A expenses and a $52.6 million decrease in R&D expenses. Our consolidated operating income in the first six months of 2009 includes charges totaling $77.6 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in the first six months of 2009 was $646.0 million, compared to operating income of $576.8 million in the first six months of 2008. The $69.2 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in our skin care product net sales, a decrease in promotion, selling and marketing expenses and R&D expenses, partially offset by a decrease in product net sales of our eye care pharmaceuticals and Botox® product lines.

Our medical devices segment operating income in the first six months of 2009 was $90.6 million, compared to operating income of $107.6 million in the first six months of 2008. The $17.0 million decrease in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2009.

Non-Operating Income and Expense

Total net non-operating expense in the second quarter of 2009 was $35.5 million compared to total net non-operating expense of $19.1 million in the second quarter of 2008. Interest income in the second quarter of 2009 was $1.5 million compared to interest income of $10.3 million in the second quarter of 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.2 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $126.0 million in the second quarter of 2009 compared to the second quarter of 2008. Interest income in the second quarter of 2008 also included $3.5 million of statutory interest income related to income taxes. Interest expense decreased $2.5 million to $18.5 million in the second quarter of 2009 compared to $21.0 million in the second quarter of 2008, primarily due to $3.6 million recognized as an offset to interest expense in the second quarter of 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $1.9 million recognized as an offset to interest expense in the second quarter of 2008. Additionally, interest expense also decreased in the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in average outstanding borrowings during the respective periods. During the second quarter of 2009, we recorded a net unrealized loss on derivative instruments of $11.7 million compared to a net unrealized loss of $0.2 million in the second quarter of 2008. Other, net expense was $6.8 million in the second quarter of 2009, consisting primarily of $6.8 million in net realized losses from foreign currency transactions. Other, net expense was $8.2 million in the second quarter of 2008, consisting primarily of $8.3 million in net realized losses from foreign currency transactions.

Total net non-operating expense in the first six months of 2009 was $54.2 million compared to total net non-operating expense of $35.6 million in the first six months of 2008. Interest income in the first six months of 2009 was $4.2 million compared to interest income of $21.5 million in the first six months of 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.3 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $61.0 million in the first six months of 2009 compared to the first six months of 2008. Interest income in the first six months of 2008 also included $3.5 million of statutory interest income related to income taxes. Interest expense decreased $4.6 million to $37.9 million in the first six months of 2009 compared to $42.5 million in the first six months of 2008, primarily due to $6.7 million recognized as an offset to interest expense in the first six months of 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $3.9 million recognized as an offset to interest expense in the first six months of 2008. Additionally, interest expense also decreased in the first six months of 2009 compared to the first six months of 2008 due to a decrease in average outstanding borrowings during the respective periods. During the first six months of 2009, we recorded a net unrealized loss on derivative instruments of $14.5 million compared to a net unrealized loss of $3.5 million in the first six months of 2008. Other, net expense was $6.0 million in the first six months of 2009, consisting primarily of $0.7 million in net realized losses from foreign currency transactions and a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes. Other, net expense was $11.1 million in the first six months of 2008, consisting primarily of $11.1 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the second quarter of 2009 was 31.2%. Included in our operating income for the second quarter of 2009 are restructuring charges of $1.0 million, a charge of $0.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan and the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the closure of our Arklow, Ireland breast implant manufacturing facility of $7.2 million. In the second quarter of 2009, we recorded income tax benefits of $0.4 million related to the restructuring charges, $0.2 million related to the modification of certain employee stock options, $0.8 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, and $9.3 million of income tax expense for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings. Excluding the impact of the pre-tax charges of $8.8 million and the net income tax expense of $7.9 million for the items discussed above, our adjusted effective tax rate for the second quarter of 2009 was 27.2%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the second quarter of 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$257.0
Restructuring charges	1.0
Charges related to the modification of certain employee stock options	0.6
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	7.2

$265.8

Provision for income taxes, as reported	$80.2
Income tax benefit (expense) for:
Restructuring charges	0.4
Charges related to the modification of certain employee stock options	0.2
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	0.8
Change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings	(9.3)

$72.3

Adjusted effective tax rate	27.2%

Our effective tax rate for the first six months of 2009 was 30.8%. Included in our operating income for the first six months of 2009 are restructuring charges of $43.1 million, a charge of $77.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the closure of our Arklow, Ireland breast implant manufacturing facility of $11.7 million, and a loss on the extinguishment of a portion of our 2026 Convertible Notes of $5.3 million. In the first six months of 2009, we recorded income tax benefits of $9.8 million related to the restructuring charges, $27.3 million related to the modification of certain employee stock options, $1.2 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $1.2 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes and $9.3 million of income tax expense for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings. Excluding the impact of the net pre-tax charges of $137.7 million and the net income tax benefits of $30.2 million for the items discussed above, our adjusted effective tax rate for the first six months of 2009 was 28.1%.

The calculation of our adjusted effective tax rate for the first six months of 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$320.4
Restructuring charges	43.1
Charges related to the modification of certain employee stock options	77.6
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	11.7
Loss on extinguishment of a portion of the 2026 Convertible Notes	5.3

$458.1

Provision for income taxes, as reported	$98.6
Income tax benefit for:
Restructuring charges	9.8
Charges related to the modification of certain employee stock options	27.3
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	1.2
Loss on extinguishment of a portion of the 2026 Convertible Notes	1.2
Change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings	(9.3)

$128.8

Adjusted effective tax rate	28.1%

Our effective tax rate for the second quarter and first six months of 2008 was 24.3% and 25.8%, respectively, our effective tax rate for the year ended December 31, 2008 was 25.9%, and our adjusted effective tax rate for the year ended December 31, 2008 was 25.3%. The effective tax rate for the second quarter of 2008, the first six months of 2008, the year ended December 31, 2008 and the adjusted effective tax rate for the year ended December 31, 2008 reflect the retrospective effects of our adoption in the first quarter of 2009 of Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Included in our operating income for the year ended December 31, 2008 were pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. For the year ended December 31, 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefit of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.3%.

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

The increase in the adjusted effective tax rate to 28.1% in the first six months of 2009 compared to the adjusted effective tax rate for the year ended December 31, 2008 of 25.3% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions.

The lower adjusted effective tax rate of 27.2% in the second quarter of 2009 compared to the adjusted effective tax rate of 28.1% for the first six months of 2009 is primarily due to the catch-up effect in the second quarter of 2009 related to adjusting the estimated annual effective tax rate for 2009.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the second quarter of 2009 were $176.1 million compared to $143.4 million in the second quarter of 2008. The $32.7 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $83.5 million, partially offset by the increase in net non-operating expense of

$16.4 million, the increase in the provision for income taxes of $34.1 million and the increase in net earnings attributable to noncontrolling interest of $0.3 million.

Our net earnings attributable to Allergan, Inc. in the first six months of 2009 were $220.8 million compared to $251.1 million in the first six months of 2008. The $30.3 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $0.4 million, the increase in net non-operating expense of $18.6 million, the increase in the provision for income taxes of $10.9 million and the increase in net earnings attributable to noncontrolling interest of $0.4 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2009 was $449.2 million compared to $245.5 million for the first six months of 2008. Cash flow from operating activities increased in the first six months of 2009 compared to the first six months of 2008 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories and accounts payable, partially offset by an increase in cash used to fund payments of accrued expenses, and an increase in earnings from operations, including the effect of adjusting for non-cash items. In the first six months of 2008, we paid pension contributions of $5.0 million to our U.S. defined benefit pension plan. We did not make any pension contributions to our U.S. defined benefit pension plan in the first six months of 2009.

Net cash used in investing activities was $33.2 million in the first six months of 2009 compared to $149.8 million in the first six months of 2008. In the first six months of 2009, we received $11.6 million related to contractual purchase price adjustments to our 2007 acquisitions of Cornéal and Esprit. Additionally, we invested $27.4 million in new facilities and equipment and $17.4 million in capitalized software. In the first six months of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million. We assumed a mortgage of $20.0 million and paid $0.7 million in cash. In the first six months of 2008, we collected $3.0 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. Additionally, we invested $66.0 million in new facilities and equipment and $26.8 million in capitalized software, and capitalized $63.0 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment related to expected annual Restasis® net sales. We currently expect to invest between $110 million and $130 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2009.

Net cash used in financing activities was $141.3 million in the first six months of 2009 compared to $175.0 million in the first six months of 2008. In the first six months of 2009, we repurchased approximately 0.7 million shares of our common stock for $30.9 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $30.3 million in dividends. This use of cash was partially offset by $7.8 million in net borrowings of notes payable and $10.4 million received from the sale of stock to employees. In the first six months of 2008, we repurchased approximately 2.6 million shares of our common stock for $154.8 million, had net repayments of notes payable of $34.7 million and paid $30.4 million in dividends. This use of cash was partially offset by $37.3 million received from the sale of stock to employees and $7.6 million in excess tax benefits from share-based compensation.

Effective July 30, 2009, our Board of Directors declared a cash dividend of $0.05 per share, payable September 7, 2009 to stockholders of record on August 17, 2009.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of June 30, 2009, we held approximately 3.3 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At June 30, 2009, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2009. As of June 30, 2009, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $12.2 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

As of December 31, 2008, we had net pension and postretirement benefit obligations totaling $197.2 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2009, we expect to pay pension contributions of between $10.0 million and $15.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

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

In July 2009, we paid approximately $16.7 million to Samil Pharmaceutical Co. Ltd. to complete our joint venture investment in Korea and received a 50.005% stockholder interest (50% plus one share) in the joint venture. Also in July 2009, we received gross proceeds of approximately $25.5 million from the sale of a non-marketable equity investment.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. Under the provisions of SFAS No. 133, the investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2009 and December 31, 2008, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $31.7 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2009, we recognized $3.6 million and $6.7 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 30, 2008, we recognized $1.9 million and $3.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2009, the remaining unrecognized gain, net of tax, of $5.3 million is recorded as a component of accumulated other comprehensive loss.

At June 30, 2009, we had approximately $12.2 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.1 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$131.4	$—	$—	$—	$—	$—	$131.4	$131.4
Weighted Average Interest Rate	0.38%	—	—	—	—	—	0.38%
Foreign Time Deposits	107.8	—	—	—	—	—	107.8	107.8
Weighted Average Interest Rate	0.41%	—	—	—	—	—	0.41%
Other Cash Equivalents	1,056.6	—	—	—	—	—	1,056.6	1,056.6
Weighted Average Interest Rate	0.44%	—	—	—	—	—	0.44%
Total Cash Equivalents	$1,295.8	$—	$—	$—	$—	$—	$1,295.8	$1,295.8
Weighted Average Interest Rate	0.43%	—	—	—	—	—	0.43%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$605.3	$25.0	$—	$818.5	$1,448.8	$1,493.2
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.78%	5.73%
Other Variable Rate (non-US$)	12.2	—	—	—	—	—	12.2	12.2
Weighted Average Interest Rate	1.97%	—	—	—	—	—	1.97%
Total Debt Obligations(a)	$12.2	$—	$605.3	$25.0	$—	$818.5	$1,461.0	$1,505.4
Weighted Average Interest Rate	1.97%	—	5.59%	7.47%	—	5.78%	5.70%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$31.7
Average Pay Rate	—	—	—	—	—	0.95%	0.95%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at June 30, 2009 include debt obligations of $1,461.0 million and the interest rate swap fair value adjustment of $31.7 million.

	December 31, 2008
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$414.1	$—	$—	$—	$—	$—	$414.1	$414.1
Weighted Average Interest Rate	3.76%	—	—	—	—	—	3.76%
Foreign Time Deposits	88.2	—	—	—	—	—	88.2	88.2
Weighted Average Interest Rate	1.65%	—	—	—	—	—	1.65%
Other Cash Equivalents	506.9	—	—	—	—	—	506.9	506.9
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Total Cash Equivalents	$1,009.2	$—	$—	$—	$—	$—	$1,009.2	$1,009.2
Weighted Average Interest Rate	2.40%	—	—	—	—	—	2.40%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$685.2	$25.0	$—	$798.4	$1,508.6	$1,511.9
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.79%	5.73%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.14%	—	—	—	—	—	3.14%
Total Debt Obligations(a)	$4.4	$—	$685.2	$25.0	$—	$798.4	$1,513.0	$1,516.3
Weighted Average Interest Rate	3.14%	—	5.59%	7.47%	—	5.79%	5.72%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$61.9
Average Pay Rate	—	—	—	—	—	1.80%	1.80%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2008 include debt obligations of $1,513.0 million and the interest rate swap fair value adjustment of $61.9 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, U.K. pound and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2009 and December 31, 2008. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2009		December 31, 2008
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$60.6	1.38	$67.9	1.36
Canadian dollar	17.0	1.13	12.9	1.24
Japanese yen	1.9	97.76	3.0	90.43
Australian dollar	24.6	0.79	17.3	0.67
New Zealand dollar	1.2	0.63	0.5	0.55
Swiss franc	14.3	1.09	10.6	1.16

	$119.6		$112.2

Estimated fair value	$(0.8)		$(3.6)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$4.3	1398.00	$12.8	1411.27
Euro	37.3	1.38	50.5	1.36

	$41.6		$63.3

Estimated fair value	$1.0		$2.7

Foreign currency sold — put options:
Canadian dollar	$26.5	1.04	$48.4	1.04
Mexican peso	2.6	14.41	5.7	14.17
Australian dollar	17.1	0.75	29.1	0.75
Brazilian real	13.0	2.12	21.6	2.10
Euro	49.9	1.44	99.6	1.45
Japanese yen	6.6	90.51	12.1	90.76

	$115.7		$216.5

Estimated fair value	$6.1		$24.3

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of June 30, 2009, there were no changes in our internal control over financial reporting that occurred during the first six month period of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends the discussion set forth under Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. On January 8, 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the court of appeal. On April 14, 2007, the plaintiffs filed an opening brief with the Court of Appeal of the State of California. The defendants filed their joint opposition on July 5, 2007, and the plaintiffs filed their reply on August 24, 2007. On May 14, 2008, the court of appeal heard oral arguments and took the matter under submission. On July 25, 2008, the court of appeal affirmed the superior court’s ruling granting our motion for summary judgment. On August 11, 2008, the plaintiffs filed a petition for rehearing with the court of appeal. On August 19, 2008, the court of appeal denied the plaintiffs’ petition for rehearing. On September 3, 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California. On November 19, 2008, the Supreme Court of the State of California granted the plaintiffs’ petition for review. On February 17, 2009, the plaintiffs filed their opening brief on the merits with the Supreme Court of the State of California. On May 11, 2009, defendants filed their answer brief on the merits with the Supreme Court of the State of California. On June 22, 2009, plaintiffs filed their reply brief on the merits with the Supreme Court of the State of California.

In March 2009, we filed a complaint in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,262,105, 7,351,404, and 7,388,029 against 13 defendants, including Athena Cosmetics, Inc., Pharma Tech, Dimensional Merchandising, Stella International, LLC, Product Innovations, LLC, Metics, LLC, Nutra-Luxe M.D., LLC, Skin Research Laboratories, Inc., Lifetech Resources LLC, Rocasuba, Inc., La Canada Ventures, Inc., Susan Lin, M.D., Peter Thomas Roth Labs, LLC and Peter Thomas Roth, Inc. In June 2009, we and La Canada Ventures, Inc. and Susan Lin, M.D. entered into a settlement agreement under which La Canada and Susan Lin, M.D. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against La Canada and Susan Lin, M.D. On June 29, 2009, the court consolidated this matter with Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc. and set an October 12, 2010 trial date for both cases. On July 7, 2009, we filed a motion to file a first amended complaint. On July 13, 2009, Athena Cosmetics filed a second amended answer and counterclaims to the complaint. On July 20, 2009, Lifetech Resources and Rocasuba filed an opposition to the motion to file a first amended complaint.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore and Clark and the court dismissed these plaintiffs without prejudice.

In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz product and by the proposed Hi-Tech product. In April 2009, we filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. On June 2, 2009, Sandoz filed a motion to dismiss for lack of personal jurisdiction and for improper venue. On

June 5, 2009, we filed a complaint against Hi-Tech in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Hi-Tech’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. On July 17, 2009, we filed a response to Sandoz’s motion to dismiss for lack of personal jurisdiction and for improper venue. On July 23, 2009, Hi-Tech filed a motion to dismiss for lack of personal jurisdiction and for improper venue.

In March 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Barr Laboratories, Inc., or Barr, indicating that Barr had filed an Abbreviated New Drug Application, or ANDA, seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Barr contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Barr product. In May 2009, we filed a complaint against Barr in the U.S. District Court for the District of Delaware. The complaint alleges that Barr’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649. On June 26, 2009, Barr filed an answer to the complaint.

In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura® XR, trospium chloride extended release capsules. In the certification, Watson contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura® XR, is invalid and/or not infringed by the proposed Watson product. In July 2009, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc. filed a complaint against Watson, Watson Laboratories, Inc. – Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Watson’s proposed product infringes U.S. Patent No. 7,410,978.

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ or any related qui tam or other action, will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. On April 30, 2009, the FDA approved Dysport™ (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines to be marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis, respectively. The approved package for Dysport™ included a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site. Additionally, the FDA approved Ipsen’s and Medicis’ Risk Evaluation and Mitigation Strategy, or REMS, program, which addresses the lack of interchangeability of botulinum toxin products and the risks associated with the spread of botulinum toxin beyond the injection site. Ipsen has marketed Dysport™ in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport™ in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport™ for aesthetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport™ in Brazil, Argentina and Paraguay. Ipsen is also seeking approval for Dysport™ for cosmetic indications in the European Union, having submitted a file to the French regulatory authority in May 2003. In January 2009, the health authorities of 15 European Union countries granted approval of Dysport™ for glabellar lines under the trade name Azzalure™.

Mentor Corporation, or Mentor, which was acquired by Johnson & Johnson, is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals’, or Merz’s, botulinum toxin product Xeomin® is currently approved and for sale in certain countries in the European Union, and in Argentina, Canada and Mexico. Merz is pursuing approval in the United States for cervical dystonia, blepharospasm, spasticity and cosmetic indications and is awaiting therapeutic licenses for Xeomin® in many countries in the European Union. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

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

In September 2007, Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, announced FDA approval of its gastric band product, the Realize™ band, which competes with our Lap-Band® System in the U.S. market. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion.

Our products for the treatment of overactive bladder, or OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz™, Watson Pharmaceuticals, Inc.’s Oxytrol®, Novartis Pharmaceuticals Corporation and the Procter & Gamble Company’s Enablex® and Astellas Pharma US, Inc. and GlaxoSmithKline’s Vesicare® and certain generic OAB products. While we believe that Sanctura® and Sanctura XR® have advantages over these competing products, we cannot assure you that Sanctura® and Sanctura XR® offer more effective treatment of OAB for all patients, will be competitive in price or will obtain, maintain or increase market share in the OAB treatment market.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, Falcon Pharmaceuticals, Ltd., an affiliate of Alcon Laboratories, Inc., or Alcon, attempted to obtain FDA approval for a brimonidine product to compete with our Alphagan® P 0.15% product. Pursuant to our March 2006 settlement with Alcon, Alcon may sell, offer for sale or distribute its brimonidine 0.15% product after September 30, 2009, or earlier if specified market conditions occur. The primary market condition will have occurred if prescriptions of Alphagan® P 0.15% have reached a specified threshold as compared to other brimonidine-containing products. In February 2007, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15%. In April 2007, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, in which it purports to have sought FDA approval to market a generic form of Alphagan® P 0.15% and Alphagan® P 0.1%. We filed complaints against Exela and Apotex and trial was held in March 2009. Furthermore, Apotex attempted to obtain FDA approval for and to launch generic forms of Acular® and Acular LS®. Pursuant to a federal court ruling in June 2006, Apotex is barred from obtaining approval before our patent related to Acular® and Acular LS® expires in November 2009. In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had each filed an ANDA seeking approval of a generic form of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In April 2009, we filed a complaint against Sandoz. In March 2009, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification in which Barr Laboratories, Inc., or Barr, seeks FDA approval to market a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In May 2009, we filed a complaint against Barr. In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura® XR, trospium 60 mg. chloride extended release capsules. In July 2009, we filed a complaint against Watson. See Part II, Item 1 of this report, “Legal Proceedings” for information concerning our current litigation.

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

•	a determination that the new indication or product candidate is not safe and effective;

•	the FDA may interpret our preclinical and clinical data in different ways than we do;

•	the FDA may not approve our manufacturing processes or facilities;

•	the FDA may not approve the REMS program;

•	the FDA may require us to perform post-marketing clinical studies; or

•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. For example, in May 2009, we received a complete response letter from the FDA regarding our Supplemental Biologics License Application, or sBLA, for Botox® to treat upper limb spasticity in post-stroke adults. The complete response letter identified items needed to complete the sBLA submission, including that we independently verify underlying patient source documentation at study sites relating to one of the pivotal clinical studies conducted in 1999 and upon completion of the verification, provide the FDA an updated analysis. Further, the FDA may require us to implement a REMS program to manage known or potential serious risks associated with our pharmaceutical products to ensure that the benefits of our products outweigh their risks. A REMS program can include patient package inserts, medication guides, communication plans, an implementation system and other elements necessary to assure safe use of our pharmaceutical product. If the FDA determines that a REMS program is necessary, the agency will not approve our product without an approved REMS program, which could delay approval or impose additional requirements on our products. In addition, we may be subject to enforcement actions, including civil money penalties if we do not comply with REMS program requirements. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and Quality System Regulation, or QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of products such as Acuvail™, Aczone® , Alphagan® P 0.15%, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Combigan®, Elestat®, Ganfort™, Juvéderm®, the Lap-Band® System, Latisse®, Lumigan®, Optive™, Refresh® , Restasis® , Sanctura® , Sanctura XR® , Tazorac®, Vistabel® and Zymar®, as well as the Natrelle® line of breast implant products, new indications for Botox® and new products such as Ozurdex™ and Trivaris™. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action.

On February 8, 2008, the FDA announced in an “Early Communication” its review of certain adverse events following the use of botulinum toxins, including Botox® and Botox® Cosmetic. On April 30, 2009, simultaneously with its approval of Dysport™, the FDA announced the completion of its review and has requested that we adopt a REMS program equivalent to the REMS program required for Dysport™. On July 31, 2009, the FDA approved our REMS program for Botox®, which addresses the risks related to botulinum toxin spread beyond the injection site and the lack of botulinum toxin interchangeability. Further, we cannot assure you that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized, our operating results could be materially adversely affected.

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

The DRA also requires that each state collect key pricing information related to rebates owed by us and other manufacturers of certain physician administered single source drugs as a condition of that state’s receipt of future Medicaid payments from the federal government. This change went into effect on January 1, 2006 for single source drugs and may result in an increase in the rebate amounts paid by us to each state for the period from February 2006 to the present and, in some cases, for periods prior to February 2006. These rebate amounts may be substantial and may adversely affect our revenues and profitability. Furthermore, effective January 1, 2008, CMS reduced Medicare reimbursement for most separately payable physician-administered drugs under HOPPS from an average sales price plus six percent to plus five percent. An additional reduction to average sales price plus four percent went into effect January 1, 2009. If its proposed rule is finalized, CMS would continue the same payment rate for 2010, but further reductions may be imposed in the future.

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

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, the recent final rule issued by the U.S. Department of Defense, or DOD, places pricing limits on certain branded pharmaceutical products. Under these regulations, effective May 26, 2009, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings utilized by other DOD programs. If fully implemented, as a condition for placement on the Uniform Formulary, the final rule requires manufacturers to, among other things, replace their existing contracts with the DOD with new contracts and to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. In addition, the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies. Such cost-containment measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. The subpoena requires us to produce a significant number of electronic and hard copy documents created over multiple years and existing in numerous electronic data bases and hard copy files. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam

actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The time and expense associated with responding to the subpoena, and any related qui tam actions and conducting a substantive review of the documents, underlying facts and other matters involved in the DOJ’s inquiry, may be extensive and we cannot predict the results of our review of the responsive documents and underlying facts or the results of the DOJ’s inquiry. The costs of responding to the DOJ’s inquiry, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), and administrative actions could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. See Part II, Item 1 of this report, “Legal Proceedings” and Note 11, “Contingencies,” in the notes to our unaudited condensed consolidated financial statements listed under Part I, Item 1(D) of this report, “Notes to Unaudited Condensed Consolidated Financial Statements,” for information concerning the DOJ’s inquiry.

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

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code, as updated in July 2008 and effective in January 2009. The PhRMA Code seeks to promote transparency in relationships between healthcare professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The most recent revisions to the PhRMA Code, effective January 2009, restrict or prohibit many activities previously permissible under the prior PhRMA Code, including: a prohibition on any entertainment or recreational events for non-employee healthcare professionals including strict limitations on meals with physicians; the elimination of non-educational business gifts; restrictions on speaker programs; and clarifications on continuing medical education funding. The updated PhRMA Code also requires that pharmaceutical companies train their representatives on all applicable laws, regulations and industry codes governing interactions with healthcare professionals. In addition, the Advanced Medical Technology Association’s Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and healthcare professionals have collaborative relationships that meet high ethical standards; medical decisions are based on the best interests of patients; and medical device companies and healthcare professionals comply with applicable laws, regulations and government guidance. The AdvaMed Code was updated in December 2008 and became effective in July 2009. The revisions generally follow the 2008 changes in the PhRMA Code and include limitations on consulting arrangements, entertainment, meals and gifts, among others. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws, regulations and industry codes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the second fiscal quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2009 to April 30, 2009	210,000	$47.33	210,000	15,378,307
May 1, 2009 to May 31, 2009	255,500	46.29	255,500	15,217,723
June 1, 2009 to June 30, 2009	201,500	45.18	201,500	15,069,140

Total	667,000	$46.28	667,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of June 30, 2009, we held approximately 3.3 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 30, 2009 and there were present in person or by proxy 264,462,167 votes, representing approximately 86.85% of the total outstanding eligible votes. At the Annual Meeting, our stockholders elected four directors to our Board of Directors, ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009, and voted against the stockholder proposal related to additional animal testing, each as more fully described below.

1. Our stockholders elected the following directors for three-year terms of office expiring in 2012 and each director received the number of votes set forth opposite his name:

Directors	Affirmative Votes	Against	Abstain
Herbert W. Boyer, Ph.D.	258,164,964	5,866,885	430,318
Robert A. Ingram	241,025,396	22,934,340	502,431
David E.I. Pyott	253,951,277	10,119,106	391,784
Russell T. Ray	257,206,361	6,855,072	400,734

The following directors continue to serve on our Board of Directors with terms expiring as set forth opposite their names:

Directors	Term Expires
Michael R. Gallagher	2010
Gavin S. Herbert	2010
Dawn Hudson	2010
Stephen J. Ryan, M.D.	2010
Deborah Dunsire, M.D.	2011
Trevor M. Jones, Ph.D.	2011
Louis J. Lavigne, Jr.	2011
Leonard D. Schaeffer	2011

2. Our stockholders approved a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. The proposal received 257,805,786 votes in favor and 6,107,217 votes against. There were 549,164 abstentions and no broker non-votes.

3. Our stockholders rejected a stockholder proposal regarding additional animal testing disclosure. The proposal received 16,971,874 votes in favor and 184,050,809 votes against. There were 49,568,102 abstentions and 13,871,382 broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009

ALLERGAN, INC. /s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855 filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.3	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.4	Amendment to Rights Agreement, dated as of January 2, 2002, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.5	Second Amendment to Rights Agreement, dated as of January 30, 2003, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.6	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
4.12	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.17	First Amendment to the Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.18	Second Amendment to the Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.19	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.20	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.21	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.22	Allergan, Inc. 2009 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.23	Allergan, Inc. 2009 Management Bonus Plan (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.24	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.25	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.26	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.27	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.28	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.29	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.33	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.35	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.36	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.37	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.38	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.39	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.40	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.41	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.42	First Amendment to the Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.43	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

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

10.45	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.46	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.47	First Amendment to the Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.48	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.49	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

Exhibit No.	Description
10.50	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.51	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.53	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.55	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.57

Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.60	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.61	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.62	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.**** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.63	First Amendment to the License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

18	Preferability Letter from Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101	The following financial statements are from Allergan, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

****	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on March 12, 2009

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement