Form 10-Q
period 2009-09-30
ALLERGAN INC
filed 2009-11-06
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 307,511,888 shares of common stock outstanding (including 3,569,877 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product net sales	$1,127.8	$1,081.9	$3,241.1	$3,298.7
Other revenues	13.5	16.3	38.2	48.1

Total revenues	1,141.3	1,098.2	3,279.3	3,346.8

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	190.2	194.7	566.3	574.4
Selling, general and administrative	497.5	440.4	1,423.9	1,429.5
Research and development	176.9	186.6	520.6	582.9
Amortization of acquired intangible assets	36.0	39.3	110.1	110.0
Restructuring charges (reversal)	4.2	(0.2)	47.3	37.6

Operating income	236.5	237.4	611.1	612.4

Non-operating income (expense):
Interest income	1.4	6.5	5.6	28.0
Interest expense	(17.8)	(20.8)	(55.7)	(63.3)
Unrealized (loss) gain on derivative instruments, net	(2.7)	7.9	(17.2)	4.4
Gain on investments, net	24.6	—	24.6	—
Other, net	(9.7)	2.0	(15.7)	(9.1)

	(4.2)	(4.4)	(58.4)	(40.0)

Earnings before income taxes	232.3	233.0	552.7	572.4
Provision for income taxes	53.1	67.0	151.7	154.7

Net earnings	179.2	166.0	401.0	417.7
Net earnings attributable to noncontrolling interest	0.2	0.6	1.2	1.2

Net earnings attributable to Allergan, Inc.	$179.0	$165.4	$399.8	$416.5

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.59	$0.54	$1.32	$1.37

Diluted	$0.58	$0.54	$1.31	$1.36

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$1,698.6	$1,110.4
Trade receivables, net	574.8	538.4
Inventories	229.5	262.5
Other current assets	318.3	359.3

Total current assets	2,821.2	2,270.6
Investments and other assets	264.8	272.1
Property, plant and equipment, net	785.2	775.4
Goodwill	2,000.1	1,981.8
Intangibles, net	1,391.7	1,491.9

Total assets	$7,263.0	$6,791.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$16.3	$4.4
Accounts payable	229.6	173.9
Accrued compensation	151.5	132.6
Other accrued expenses	354.6	336.7
Income taxes	4.4	49.4

Total current liabilities	756.4	697.0
Long-term debt	881.5	885.3
Long-term convertible notes	611.3	685.2
Deferred tax liabilities	14.1	69.0
Other liabilities	432.5	402.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of September 30, 2009 and December 31, 2008	3.1	3.1
Additional paid-in capital	2,711.3	2,596.6
Accumulated other comprehensive loss	(154.6)	(198.7)
Retained earnings	2,163.6	1,842.1

	4,723.4	4,243.1
Less treasury stock, at cost (3,374,000 shares as of September 30, 2009 and 3,424,000 shares as of December 31, 2008)	(176.5)	(192.4)

Total stockholders’ equity	4,546.9	4,050.7
Noncontrolling interest	20.3	1.8

Total equity	4,567.2	4,052.5

Total liabilities and equity	$7,263.0	$6,791.8

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net earnings	$401.0	$417.7
Non-cash items included in net earnings:
Depreciation and amortization	196.3	195.2
Amortization of original issue discount and debt issuance costs	20.7	22.0
Amortization of net realized gain on interest rate swap	(1.0)	(1.0)
Deferred income tax benefit	(56.2)	(59.3)
Loss on disposal and impairment of assets	3.4	0.6
Loss on extinguishment of convertible debt	5.3	—
Unrealized loss (gain) on derivative instruments	17.2	(4.4)
Expense of share-based compensation plans	133.3	69.6
Restructuring charges	47.3	37.6
Gain on investments, net	(24.6)	—
Changes in assets and liabilities:
Trade receivables	(14.0)	(144.7)
Inventories	50.8	(44.2)
Other current assets	24.7	10.1
Other non-current assets	(20.2)	(0.8)
Accounts payable	47.6	(46.4)
Accrued expenses	(23.8)	46.5
Income taxes	(46.0)	(15.0)
Other liabilities	29.7	(2.1)

Net cash provided by operating activities	791.5	481.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	(12.8)	(150.1)
Additions to property, plant and equipment	(50.1)	(124.2)
Additions to capitalized software	(22.1)	(42.1)
Additions to intangible assets	—	(63.0)
Contractual purchase price adjustments to prior acquisitions	11.6	—
Proceeds from sale of investments	27.9	—
Proceeds from sale of business and assets	—	6.1
Proceeds from sale of property, plant and equipment	—	0.8

Net cash used in investing activities	(45.5)	(372.5)

Cash flows from financing activities:
Dividends to stockholders	(45.5)	(45.5)
Repayments of convertible borrowings	(98.3)	—
Payments to acquire treasury stock	(66.6)	(230.1)
Net borrowings (repayments) of notes payable	10.3	(35.5)
Sale of stock to employees	32.6	50.5
Excess tax benefits from share-based compensation	2.9	9.7

Net cash used in financing activities	(164.6)	(250.9)

Effect of exchange rate changes on cash and equivalents	6.8	(2.6)

Net increase (decrease) in cash and equivalents	588.2	(144.6)
Cash and equivalents at beginning of period	1,110.4	1,157.9

Cash and equivalents at end of period	$1,698.6	$1,013.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$31.5	$33.5

Income taxes, net of refunds	$236.0	$221.8

In the first nine months of 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

All prior period information has been retrospectively adjusted to reflect the impact of the adoptions in the first quarter of 2009 of updates to Financial Accounting Standards Board (FASB) guidance related to the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion and the accounting and financial reporting of noncontrolling ownership interests in subsidiaries held by parties other than the parent.

Goodwill

In July 2009, the Company decided to change the timing of the annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of accounting. Accordingly, the Company expects to perform its next annual impairment assessment of goodwill in the fourth quarter of 2009. The Company decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to its fiscal year end reporting date. The Company’s management believes this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of the Company’s annual impairment test and the preparation of its year end financial statements. This change has no effect on reported earnings for any current or prior periods.

Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date of issuance of the unaudited condensed consolidated financial statements, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

Recently Adopted Accounting Standards

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and nonauthoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the third quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim periods and fiscal years ending after June 15, 2009. The Company adopted the provisions of the guidance in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements.

In November 2008, the FASB issued authoritative guidance that clarifies how to account for acquired intangible assets subsequent to initial measurement in situations in which an entity does not intend to actively use the assets but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. This guidance requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. This guidance became effective for intangible assets acquired on or after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance that clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments. This guidance became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009 and, as required, evaluated the equity component of its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes). The Company determined that the conversion feature of its 2026 Convertible Notes is indexed to its own stock and is therefore classified as an equity instrument.

In May 2008, the FASB issued authoritative guidance that clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. This guidance requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. This guidance also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. This guidance requires retrospective application for all instruments that were outstanding during any periods presented, and became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009 and the adoption impacted both current year and historical accounting for its 2026 Convertible Notes, resulting in an increase of $6.0 million and $18.4 million, respectively, in interest expense for the three and nine month periods ended September 30, 2009 and a reduction of $2.3 million and $7.0 million, respectively, in the provision for income taxes, and for the three and nine month periods ended September 30, 2008, an increase of $6.3 million and $18.6 million, respectively, in interest expense and a reduction of $2.4 million and $7.1 million, respectively, in the provision for income taxes. The adoption also resulted in an $80.4 million increase in additional paid-in capital, a $64.8 million reduction in long-term convertible notes, a $24.9 million increase in deferred tax liabilities, a $0.5 million increase in non-current assets and a $40.0 million decrease in retained earnings as of January 1, 2009. The impact on basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 is a reduction of $0.01 and $0.04, respectively. The impact on basic and diluted earnings per share for the three month period ended September 30, 2008 is a reduction of $0.02 and $0.01, respectively, and for the nine month period ended September 30, 2008 is a reduction of $0.04 and $0.03, respectively.

In April 2008, the FASB issued authoritative guidance that amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets. This guidance became effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance that requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. This guidance became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued authoritative guidance that changes the accounting and financial reporting of noncontrolling ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the noncontrolling interest. This guidance also establishes disclosure requirements to separately identify the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption changed the presentation format of the Company’s consolidated statements of earnings and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s stockholders.

In December 2007, the FASB issued authoritative guidance that defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to existing authoritative accounting literature. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. This guidance became effective for fiscal years beginning after December 15, 2008 and was applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, with earlier application permitted. The Company has not yet evaluated the potential impact of adopting this guidance on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009, which will be the Company’s fiscal year 2010. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued authoritative guidance that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires an employer to disclose information about how investment allocation decisions are made, and to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of assets as of each annual reporting date for which a statement of financial position is presented and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009, which will be the Company’s fiscal year 2009. Upon initial adoption, the provisions are not required for earlier periods that are presented for comparative purposes. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

Note 2: Acquisitions

Samil Acquisition

On July 7, 2009, the Company and Samil Pharmaceutical Co. Ltd. entered into a joint venture, Samil Allergan Ophthalmic Joint Venture Company (Samil) in Korea by integrating the Samil Eyecare division with the Company’s Korean ophthalmology products. In addition, the Company paid approximately $16.7 million ($12.8 million, net of cash acquired) to Samil Pharmaceutical Co. Ltd. to acquire the Company’s joint venture investment and received a 50.005% stockholder interest (50% plus one share) in the joint venture. The acquisition was funded from cash and equivalents balances. The Company accounted for the Samil acquisition as a business combination.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Samil acquisition, the Company acquired assets with a fair value of $41.4 million, including goodwill of $23.0 million, intangible assets of $5.1 million, cash of $3.9 million and other assets of $9.4 million, and assumed liabilities of $8.1 million. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

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

The Company estimates that the total pre-tax charges related to the 2009 restructuring plan will be between $119.0 million and $126.0 million, of which $39.0 million to $44.0 million are expected to be cash expenditures. The total estimated pre-tax charges consist primarily of employee severance and other one-time termination benefits of $39.0 million to $44.0 million, asset write-offs of $2.0 million to $3.0 million, costs associated with the modification of stock options issued in the February 2008 full-round employee stock option grant of approximately $73.0 million and costs associated with the modification of stock options, other than the February 2008 full-round employee stock option grant, for employees impacted by the workforce reduction of $5.0 million to $6.0 million.

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expects to continue to recognize costs through the fourth quarter of 2009. As of June 30, 2009, the Company substantially completed all activities related to the restructuring plan. During the three month period ended September 30, 2009, the Company recognized a total of $0.7 million related to employee stock option modifications, consisting of $0.5 million in selling,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general and administrative (SG&A) expenses and $0.2 million in research and development (R&D) expenses, and recognized $0.1 million of accelerated depreciation costs in SG&A expenses. During the nine month period ended September 30, 2009, the Company recorded pre-tax restructuring charges of $39.1 million and recognized a total of $78.3 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.5 million in SG&A and $20.8 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the nine month period ended September 30, 2009:

	Employee Severance	Other	Total
		(in millions)
Net charge during the nine month period ended September 30, 2009	$32.4	$6.7	$39.1
Spending	(23.0)	(6.2)	(29.2)

Balance at September 30, 2009 (included in “Other accrued expenses”)	$9.4	$0.5	$9.9

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, the Company announced the phased closure of its breast implant manufacturing facility at Arklow, Ireland and the transfer of production to the Company’s manufacturing plant in Costa Rica. The Arklow facility was acquired by the Company in connection with its 2006 acquisition of Inamed Corporation (Inamed) and employed approximately 360 people. As of March 31, 2009, all production activities at the Arklow facility had ceased. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow were capitalized to inventory as incurred and recognized as cost of sales in the periods the related products were sold.

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During the three and nine month periods ended September 30, 2009, the Company recorded $4.1 million and $8.3 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2008, the Company recorded a $0.7 million restructuring charge reversal and $26.9 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2009, the Company recognized $2.8 million and $14.4 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the nine month period ended September 30, 2009, the Company also recognized $0.1 million of R&D expenses related to one-time termination benefits. During the three and nine month periods ended September 30, 2008, the Company recognized $4.6 million and $4.7 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the three and nine month periods ended September 30, 2008, the Company also recognized $0.1 million and $0.8 million, respectively, of SG&A expenses and $0.1 million and $0.3 million, respectively, of R&D expenses related to one-time termination benefits and asset impairments.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the restructuring activities related to the phased closure of the Arklow facility through September 30, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the nine month period ended September 30, 2009	3.4	4.0	0.9	8.3
Spending, net	(15.4)	(4.3)	(0.5)	(20.2)
Foreign exchange translation effects	(0.7)	0.2	0.2	(0.3)

Balance at September 30, 2009 (included in “Other accrued expenses”) (a)	$(1.2)	$4.4	$0.7	$3.9

(a)	Total accrued expenses are net of expected statutory employee severance reimbursements from government sponsored social benefit programs of approximately $1.5 million.

Other Restructuring Activities and Integration Costs

Included in the nine month period ended September 30, 2009 is a $0.3 million restructuring charge reversal related to the Company’s closure of its collagen manufacturing facility in Fremont, California. Included in the three and nine month periods ended September 30, 2009 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three and nine month periods ended September 30, 2008 are $0.5 million and $0.9 million, respectively, of restructuring charges related to the Company’s closure of its collagen manufacturing facility in Fremont, California. Included in the nine month period ended September 30, 2008 are $3.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations, $6.6 million of restructuring charges related to the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal) and $0.1 million of restructuring charges related to the Company’s 2007 acquisition of EndoArt SA.

Included in the three and nine month periods ended September 30, 2009 are $0.2 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with the Samil acquisition. Included in the nine month period ended September 30, 2009 are $0.4 million of SG&A expenses related to integration costs associated with the Cornéal acquisition. Included in the three month period ended September 30, 2008 are $0.1 million of SG&A expenses, and in the nine month period ended September 30, 2008 are $0.1 million of cost of sales and $1.9 million of SG&A expenses, respectively, related to integration costs associated with the Company’s 2007 acquisitions of Esprit Pharma Holding Company, Inc. and Cornéal.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Intangibles

At September 30, 2009 and December 31, 2008, the components of amortizable and unamortizable intangibles and certain other related information were as follows:

	September 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,394.9	$(292.5)	14.3	$1,390.8	$(215.0)	14.3
Customer relationships	42.3	(41.8)	3.1	42.3	(37.8)	3.1
Licensing	224.7	(96.4)	10.0	223.5	(78.9)	10.0
Trademarks	27.5	(18.4)	6.3	27.3	(14.9)	6.3
Core technology	192.6	(46.5)	15.2	190.4	(36.5)	15.2
Other	5.5	(0.2)	7.1	—	—	—

	1,887.5	(495.8)	13.5	1,874.3	(383.1)	13.5
Unamortizable Intangible Assets:
Business licenses	—	—		0.7	—

	$1,887.5	$(495.8)		$1,875.0	$(383.1)

Developed technology consists primarily of current product offerings, primarily saline and silicone gel breast implants, obesity intervention products, dermal fillers, skin care and urologics products acquired in connection with business combinations and asset acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Cornéal acquisition, gastric band technology acquired in connection with the EndoArt acquisition, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist of acquired product registration rights and distributor relationships.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Developed technology	$25.4	$25.7	$75.8	$71.3
Customer relationships	0.3	3.4	3.9	10.2
Licensing	5.8	5.8	17.4	15.2
Trademarks	1.1	1.2	3.3	3.6
Core technology	3.2	3.2	9.5	9.7
Other	0.2	—	0.2	—

	$36.0	$39.3	$110.1	$110.0

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

Estimated amortization expense is $147.0 million for 2009, $143.4 million for 2010, $140.0 million for 2011, $134.5 million for 2012 and $121.3 million for 2013.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Inventories

Components of inventories were:

	September 30, 2009	December 31, 2008
	(in millions)
Finished products	$152.2	$174.9
Work in process	34.7	36.8
Raw materials	42.6	50.8

Total	$229.5	$262.5

At September 30, 2009 and December 31, 2008, approximately $5.3 million and $11.2 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued the 2026 Convertible Notes for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of September 30, 2009, the conversion criteria had not been met. The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes. As of September 30, 2009, the carrying value of the liability component is $611.3 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first noteholder put date in April 2011.

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $8.4 million as of September 30, 2009 and December 31, 2008.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. The Company anticipates making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million, which was reflected in the first quarter of 2009.

The total amount of unrecognized tax benefits was $43.7 million and $47.5 million as of September 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $41.7 million and $42.0 million as of September 30, 2009 and December 31, 2008, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $15.0 million to $16.0 million due to the settlement of income tax audits in the United States.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $7.8 million and $12.8 million as of September 30, 2009 and December 31, 2008, respectively.

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

For the three and nine month periods ended September 30, 2009 and 2008, share-based compensation expense was as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Cost of sales	$1.1	$1.6	$9.3	$5.8
Selling, general and administrative	11.7	15.1	89.8	46.5
Research and development	4.1	5.7	34.2	17.3

Pre-tax share-based compensation expense	16.9	22.4	133.3	69.6
Income tax benefit	5.7	8.3	43.6	25.2

Net share-based compensation expense	$11.2	$14.1	$89.7	$44.4

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense for the three and nine month periods ended September 30, 2009 includes $0.7 million and $78.3 million, respectively, of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan.

As of September 30, 2009, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $116.1 million, which is expected to be recognized over the next 48 months (33 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2009.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and nine month periods ended September 30, 2009 and 2008, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Service cost	$5.8	$6.3	$0.4	$0.3
Interest cost	9.4	8.6	0.6	0.5
Expected return on plan assets	(10.7)	(10.5)	—	—
Amortization of prior service cost	—	—	(0.1)	—
Recognized net actuarial loss	3.1	1.6	—	—

Net periodic benefit cost	$7.6	$6.0	$0.9	$0.8

	Nine months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Service cost	$17.1	$19.1	$1.2	$1.1
Interest cost	27.9	26.2	1.8	1.7
Expected return on plan assets	(32.0)	(31.9)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Recognized net actuarial loss	9.4	4.8	—	—

Net periodic benefit cost	$22.4	$18.2	$2.8	$2.6

In 2009, the Company expects to pay contributions of between $10.0 million and $15.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 10 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 and in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden and the court dismissed these plaintiffs without prejudice. On October 7, 2009, the Company filed a motion for summary judgment against plaintiff Dee Spears. The court has scheduled a January 25, 2010 trial date related to plaintiff Dee Spears.

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

Note 11: Contingencies

During fiscal year 2008, the Company incurred approximately $25.7 million of costs associated with the DOJ’s inquiry discussed in Note 10, “Legal Proceedings” above. During the three and nine month periods ended September 30, 2009, the Company incurred $8.4 million and $23.6 million, respectively, of costs associated with the DOJ’s inquiry. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $34.0 million during fiscal year 2009. Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this inquiry, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2009:

(in millions)
Balance at December 31, 2008	$29.5
Provision for warranties issued during the period	4.6
Settlements made during the period	(4.2)

Balance at September 30, 2009	$29.9

Current portion	$6.6
Non-current portion	23.3

Total	$29.9

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions, except per share amounts)
Net earnings attributable to Allergan, Inc.	$179.0	$165.4	$399.8	$416.5

Weighted average number of shares issued	303.5	303.8	303.7	304.4
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.5	2.5	1.7	2.8

Diluted shares	306.0	306.3	305.4	307.2

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.59	$0.54	$1.32	$1.37

Diluted	$0.58	$0.54	$1.31	$1.36

For the three and nine month periods ended September 30, 2009, options to purchase 11.5 million and 16.0 million shares of common stock at exercise prices ranging from $46.66 to $65.63 and $39.67 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and nine month periods ended September 30, 2009, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

For the three and nine month periods ended September 30, 2008, options to purchase 11.4 million and 11.3 million shares of common stock at exercise prices ranging from $48.07 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and nine month periods ended September 30, 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended
	September 30, 2009			September 30, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$30.7	$—	$30.7	$(55.6)	$—	$(55.6)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding gain (loss) on available-for-sale securities	2.0	(0.8)	1.2	(0.7)	0.3	(0.4)

Other comprehensive income (loss)	$32.4	$(0.7)	31.7	$(56.6)	$0.4	(56.2)

Net earnings			179.2			166.0

Total comprehensive income			210.9			109.8
Comprehensive income attributable to noncontrolling interest			1.6			0.5

Comprehensive income attributable to Allergan, Inc.			$209.3			$109.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended
	September 30, 2009			September 30, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$44.7	$—	$44.7	$(16.5)	$—	$(16.5)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.0)	0.4	(0.6)	(1.0)	0.4	(0.6)
Unrealized holding gain (loss) on available-for-sale securities	2.9	(1.5)	1.4	(4.8)	1.9	(2.9)

Other comprehensive income (loss)	$46.6	$(1.1)	45.5	$(22.3)	$2.3	(20.0)

Net earnings			401.0			417.7

Total comprehensive income			446.5			397.7
Comprehensive income attributable to noncontrolling interest			2.6			0.9

Comprehensive income attributable to Allergan, Inc.			$443.9			$396.8

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At September 30, 2009 and December 31, 2008, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $38.0 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and nine month periods ended September 30, 2009, the Company recognized $3.8 million and $10.5 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and nine month periods ended September 30, 2008,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recognized $1.0 million and $4.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and nine month periods ended September 30, 2009 and 2008, the Company recognized $0.3 million and $1.0 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of September 30, 2009, the remaining unrecognized gain of $8.5 million ($5.1 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2009 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges were considered to be ineffective during the three and nine month periods ended September 30, 2009 and 2008, respectively.

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

Probable but not firmly committed transactions are comprised of sales of products and purchases of raw material in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia Pacific, Canada and Brazil. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, generally does not exceed one year.

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2009, the Company recognized realized gains on settled foreign currency option contracts of $1.2 million and $10.6 million, respectively. During the three and nine month periods ended September 30, 2008, the Company recognized realized gains on settled foreign currency option contracts of $0.5 million and $0.7 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to protect the value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2009, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $4.8 million and $10.7 million, respectively. During the three and nine month periods ended September 30, 2008, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $17.1 million and $10.6 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable,” respectively. At September 30, 2009 and December 31, 2008, foreign currency derivative assets associated with the foreign exchange option contracts of $0.8 million and $24.3 million, respectively, were included in “Other current assets.” At September 30, 2009 and December 31, 2008, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.1 million and $0.9 million, respectively, were included in “Accounts payable.”

At September 30, 2009 and December 31, 2008, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$106.5	$(1.1)	$112.2	$(3.6)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	43.7	1.0	63.3	2.7
Foreign currency sold — put options	63.0	0.8	216.5	24.3

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2009 and December 31, 2008, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2009 and December 31, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At September 30, 2009 and December 31, 2008, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s other financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,698.6	$1,698.6	$1,110.4	$1,110.4
Non-current investments:
Marketable equity	—	—	0.6	0.6
Non-marketable equity	5.1	5.1	5.3	5.3
Notes payable	16.3	16.3	4.4	4.4
Long-term debt	881.5	912.4	885.3	860.9
Long-term convertible notes	611.3	653.5	685.2	712.9

Marketable equity investments include unrealized holding losses, net of tax of $1.4 million at December 31, 2008, which are included as a component of “Accumulated other comprehensive loss” in the consolidated balance sheet. The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million. In July 2009, the Company sold a non-marketable equity investment in connection with a third-party tender offer for

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the business underlying the equity investment and recognized a $25.3 million pre-tax gain. During the three and nine month periods ended September 30, 2009, the Company recognized unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $2.0 million and $2.9 million, respectively, as a component of “Other comprehensive income (loss).” During the three and nine month periods ended September 30, 2008, the Company recognized unrealized pre-tax holding losses related to changes in the fair value of marketable equity investments of $0.7 million and $4.8 million, respectively, as a component of “Other comprehensive income (loss).”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At September 30, 2009, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 17: Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2009, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, foreign exchange derivatives and the interest rate swap with a $300.0 million notional amount. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$232.6	$232.6	$—	$—
Foreign time deposits	144.3	144.3	—	—
Other cash equivalents	1,206.7	1,206.7	—	—
Foreign exchange derivative assets	0.7	—	0.7	—
Interest rate swap derivative asset	38.0	—	38.0	—

	$1,622.3	$1,583.6	$38.7	$—

Liabilities
Interest rate swap derivative liability	$38.0	$—	$38.0	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of September 30, 2009 are based upon reasonable estimates and assumptions.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating Segments

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$940.6	$872.5	$2,688.7	$2,656.5
Medical devices	187.2	209.4	552.4	642.2

Total product net sales	1,127.8	1,081.9	3,241.1	3,298.7
Other corporate and indirect revenues	13.5	16.3	38.2	48.1

Total revenues	$1,141.3	$1,098.2	$3,279.3	$3,346.8

Operating income:
Specialty pharmaceuticals	$345.9	$310.0	$991.9	$886.8
Medical devices	45.4	62.4	136.0	170.0

Total segments	391.3	372.4	1,127.9	1,056.8
General and administrative expenses, other indirect costs and other adjustments	120.1	101.4	375.8	312.6
Amortization of acquired intangible assets (a)	30.5	33.8	93.7	94.2
Restructuring charges	4.2	(0.2)	47.3	37.6

Total operating income	$236.5	$237.4	$611.1	$612.4

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 64.9% and 64.1% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2009 and 2008, respectively, and 65.8% and 63.8% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2009 and 2008, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health for the three month periods ended September 30, 2009 and 2008 were 14.8% and 13.2%, respectively, of the Company’s total consolidated product net sales, and 13.3% and 11.7%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2009 and 2008. Sales to McKesson Drug Company for the three month periods ended September 30, 2009 and 2008 were 13.9% and 12.0%, respectively, of the Company’s total consolidated product net sales, and 12.8% and 12.1%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2009 and 2008. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Product Net Sales by Product Line

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$535.1	$510.4	$1,534.7	$1,542.2
Botox®/Neuromodulators	327.8	318.4	961.9	981.7
Skin Care	62.9	26.7	143.5	81.0
Urologics	14.8	17.0	48.6	51.6

Total Specialty Pharmaceuticals	940.6	872.5	2,688.7	2,656.5

Medical Devices:
Breast Aesthetics	69.0	72.1	209.7	239.1
Obesity Intervention	64.5	79.0	190.6	227.5
Facial Aesthetics	53.7	58.3	152.1	175.6

Total Medical Devices	187.2	209.4	552.4	642.2

Total product net sales	$1,127.8	$1,081.9	$3,241.1	$3,298.7

Geographic Information

Product Net Sales

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
United States	$730.8	$687.3	$2,130.6	$2,092.9
Europe	209.1	214.7	624.0	687.6
Latin America	72.4	71.8	180.2	203.6
Asia Pacific	71.3	59.1	180.0	175.0
Other	43.0	42.4	122.8	128.8

	1,126.6	1,075.3	3,237.6	3,287.9
Manufacturing operations	1.2	6.6	3.5	10.8

Total product net sales	$1,127.8	$1,081.9	$3,241.1	$3,298.7

Long-Lived Assets
	September 30, 2009	December 31, 2008
	(in millions)
United States	$3,276.3	$3,389.2
Europe	242.9	252.0
Latin America	24.7	19.9
Asia Pacific	40.2	8.1
Other	4.3	2.5

	3,588.4	3,671.7
Manufacturing operations	409.5	410.9
General corporate	268.8	252.2

Total	$4,266.7	$4,334.8

Goodwill and intangible assets related to the Samil acquisition completed in 2009 are reflected in the Asia Pacific balance above.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and nine month periods ended September 30, 2009 and 2008, and our financial condition at September 30, 2009. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2009 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.6 million and $3.3 million at September 30, 2009 and December 31, 2008, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2009 and 2008 were $13.2 million and $10.6 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2009 and 2008 were $36.2 million and $31.4 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2009 and December 31, 2008 were $29.7 million and $25.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $82.7 million and $74.7 million in the third quarter of 2009 and 2008, respectively. Provisions for sales returns deducted from consolidated sales were $263.7 million and $240.6 million in the first nine months of 2009 and 2008, respectively. The increase in the provision for sales returns in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 is primarily due to a small increase in estimated product return rates for our specialty pharmaceuticals products and increased sales returns related to breast implant products. Historical allowances for cash discounts and product returns have been within the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products, including Botox® Cosmetic, Juvéderm® and Latisse®, and for certain skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $120.5 million and $100.9 million at September 30, 2009 and December 31, 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $121.2 million and $76.9 million in the third quarter of 2009 and 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $319.6 million and $224.6 million in the first nine months of 2009 and 2008, respectively. The increases in the amounts accrued at September 30, 2009 compared to December 31, 2008 and the provisions for sales rebates and other incentive programs in the third quarter and the first nine months of 2009 compared to the third quarter and first nine months of 2008 are primarily due to increased incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products early in each of 2009 and 2008, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $8.4 million as of September 30, 2009 and December 31, 2008.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. We anticipate making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities have been re-determined to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million, which was reflected in the first quarter of 2009.

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

Impairment Evaluations for Goodwill and Purchased Intangible Assets

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and historically performed our evaluation as of January 1 of each year. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the January 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of September 30, 2009, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

In July 2009, we decided to change the timing of our annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of accounting. Accordingly, we expect to perform our next annual impairment assessment of goodwill in the fourth quarter of 2009. We decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to our fiscal year end reporting date. We believe this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of our annual impairment test and the preparation of our year end financial statements. This change has no effect on reported earnings for any current or prior periods.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biologic, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At September 30, 2009, we employed approximately 8,300 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2009	September 30, 2008
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$535.1	$510.4	$24.7	$41.0	$(16.3)	4.8%	8.0%	(3.2)%
Botox®/Neuromodulator	327.8	318.4	9.4	18.4	(9.0)	3.0%	5.8%	(2.8)%
Skin Care	62.9	26.7	36.2	36.3	(0.1)	135.6%	136.0%	(0.4)%
Urologics	14.8	17.0	(2.2)	(2.2)	—	(12.9)%	(12.9)%	—%

Total Specialty Pharmaceuticals	940.6	872.5	68.1	93.5	(25.4)	7.8%	10.7%	(2.9)%

Medical Devices:
Breast Aesthetics	69.0	72.1	(3.1)	(1.3)	(1.8)	(4.3)%	(1.8)%	(2.5)%
Obesity Intervention	64.5	79.0	(14.5)	(13.2)	(1.3)	(18.4)%	(16.7)%	(1.7)%
Facial Aesthetics	53.7	58.3	(4.6)	(2.9)	(1.7)	(7.9)%	(5.0)%	(2.9)%

Total Medical Devices	187.2	209.4	(22.2)	(17.4)	(4.8)	(10.6)%	(8.3)%	(2.3)%

Total product net sales	$1,127.8	$1,081.9	$45.9	$76.1	$(30.2)	4.2%	7.0%	(2.8)%

Domestic product net sales	64.9%	64.1%
International product net sales	35.1%	35.9%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$104.9	$107.1	$(2.2)	$0.7	$(2.9)	(2.0)%	0.7%	(2.7)%
Lumigan® Franchise	115.5	107.8	7.7	12.3	(4.6)	7.2%	11.4%	(4.2)%
Other Glaucoma	2.8	3.7	(0.9)	(0.8)	(0.1)	(26.0)%	(20.5)%	(5.5)%
Restasis®	128.5	107.1	21.4	21.7	(0.3)	19.9%	20.2%	(0.3)%
Sanctura® Franchise	14.7	17.0	(2.3)	(2.3)	—	(13.0)%	(13.0)%	—%
Latisse®	22.3	—	22.3	22.3	—	—%	—%	—%

	Nine months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2009	September 30, 2008
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,534.7	$1,542.2	$(7.5)	$67.9	$(75.4)	(0.5)%	4.4%	(4.9)%
Botox®/Neuromodulator	961.9	981.7	(19.8)	30.1	(49.9)	(2.0)%	3.1%	(5.1)%
Skin Care	143.5	81.0	62.5	63.0	(0.5)	77.2%	77.8%	(0.6)%
Urologics	48.6	51.6	(3.0)	(3.0)	—	(5.8)%	(5.8)%	—%

Total Specialty Pharmaceuticals	2,688.7	2,656.5	32.2	158.0	(125.8)	1.2%	5.9%	(4.7)%

Medical Devices:
Breast Aesthetics	209.7	239.1	(29.4)	(19.0)	(10.4)	(12.3)%	(7.9)%	(4.4)%
Obesity Intervention	190.6	227.5	(36.9)	(28.6)	(8.3)	(16.2)%	(12.6)%	(3.6)%
Facial Aesthetics	152.1	175.6	(23.5)	(13.0)	(10.5)	(13.4)%	(7.4)%	(6.0)%

Total Medical Devices	552.4	642.2	(89.8)	(60.6)	(29.2)	(14.0)%	(9.4)%	(4.6)%

Total product net sales	$3,241.1	$3,298.7	$(57.6)	$97.4	$(155.0)	(1.7)%	3.0%	(4.7)%

Domestic product net sales	65.8%	63.8%
International product net sales	34.2%	36.2%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$311.8	$307.4	$4.4	$18.9	$(14.5)	1.4%	6.1%	(4.7)%
Lumigan® Franchise	333.9	327.8	6.1	28.5	(22.4)	1.9%	8.7%	(6.8)%
Other Glaucoma	8.9	11.9	(3.0)	(1.9)	(1.1)	(25.4)%	(15.9)%	(9.5)%
Restasis®	359.6	327.3	32.3	32.9	(0.6)	9.8%	10.0%	(0.2)%
Sanctura® Franchise	48.6	51.2	(2.6)	(2.6)	—	(5.1)%	(5.1)%	—%
Latisse®	47.7	—	47.7	47.7	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $45.9 million in the third quarter of 2009 compared to the third quarter of 2008 due to an increase of $68.1 million in our specialty pharmaceuticals product net sales, partially offset by a decrease of $22.2 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a decrease in product net sales of our urologics product line. The decrease in medical devices product net sales reflects a decrease in product net sales across all of our medical devices product lines.

Several of our products, including Botox® Cosmetic, and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. If the negative economic environment and related decline in consumer spending that have prevailed since early 2008 continue, we believe there could be a corresponding negative effect on our sales, operations and profitability for the remainder of 2009.

Eye care pharmaceuticals sales increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, a small increase in sales of Lumigan®, and an increase in new product sales of Acuvail™, our advanced, preservative-free formulation of ketorolac which we launched in the United States during the third quarter of 2009, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%. International product net sales in the third quarter of 2009 compared to the third quarter of 2008 were negatively impacted by a general weakening of foreign currencies compared to the U.S. dollar. During 2009, we increased the published list prices for certain eye care pharmaceutical products in the United States. Effective January 3, 2009, we increased the published U.S. list price for Combigan®, Lumigan® and Zymar® by five percent,

Alphagan® P 0.15%, Alphagan® P 0.1%, Acular® and Acular LS® by eight percent, and Elestat® by seven percent, and effective January 24, 2009, we increased the published list price in the United States for Restasis® by five percent. Effective April 1, 2009, we increased the published U.S. list price of Acular® and Acular LS® by an additional nine percent, and effective May 2, 2009, we increased the published U.S. list price of Alphagan® P 0.15% by an additional eight percent. Effective August 1, 2009, we increased the published U.S. list price of Alphagan® P 0.15%, Acular® and Acular LS® by an additional eight percent and Alphagan® P 0.1% by an additional five percent. These price increases had a positive net effect on our U.S. sales for the third quarter of 2009 compared to the third quarter of 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Total sales of Botox® increased in all of our principal geographic markets in the third quarter of 2009 compared to the third quarter of 2008. Botox® sales increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to increased sales in the United States for therapeutic use and increased total international sales for cosmetic and therapeutic use. Although total sales of Botox® increased, we believe sales of Botox® Cosmetic in the United States continued to be negatively impacted in the third quarter of 2009 by declines in consumer spending and the introduction of a competitive product. We believe our share in the worldwide neuromodulator market is currently approximately 82%.

Skin care sales, which are presently concentrated in the United States, increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to new product sales of Latisse®, our treatment for inadequate or insufficient eyelashes, which we launched in the United States in January 2009, and sales of Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, which we launched in the fourth quarter of 2008. These increases were partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis. Net sales of Tazorac®, Zorac® and Avage® were $18.4 million in the third quarter of 2009 compared to $19.8 million in the third quarter of 2008. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by approximately ten percent effective January 3, 2009.

Urologics sales, which are presently concentrated in the United States and consist primarily of our Sanctura® franchise products for the treatment of overactive bladder, decreased in the third quarter of 2009 compared to the third quarter of 2008. Net sales of our Sanctura® franchise products decreased $2.3 million to $14.7 million in the third quarter of 2009 compared to $17.0 million in the third quarter of 2008. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR®, our once-daily anticholinergic for the treatment of overactive bladder, to general practitioners, which resulted in a significant reduction in our urology sales force. In September 2009, we announced a co-promotion agreement with Quintiles Transactional Corporation, or Quintiles, under which Quintiles will promote Sanctura XR® to general practitioners in the United States. Effective June 1, 2009, we increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, by approximately nine percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 30, 2009, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in sales in the United States, partially offset by an increase in sales in Asia Pacific, Canada and Brazil. The decline in sales of breast aesthetics products in the United States was primarily due to lower unit volume, partially offset by the transition from lower priced saline products to higher priced silicone gel products. We believe that sales of our breast aesthetics products continued to be negatively impacted in the third quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreases in sales in the United States and all of our other principal geographic markets. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted in the third quarter of 2009 by declines in consumer spending given substantial patient co-pays.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in sales in the United States, partially offset by an increase in sales in Europe, Latin America, Asia Pacific and Canada. Sales of facial aesthetics products were also negatively impacted by a general decline in sales of older generation collagen-based dermal fillers. We believe sales of facial aesthetics products continued to be negatively impacted in the third quarter of 2009 by declines in consumer spending in all of our principal geographic markets.

Foreign currency changes decreased product net sales by $30.2 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the weakening of the euro, U.K. pound, Brazilian real, Mexican peso, Australian dollar and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales increased by 0.8 percentage points to 64.9% in the third quarter of 2009 compared to U.S. sales of 64.1% in the third quarter of 2008, due primarily to an increase in U.S skin care net sales and an increase in U.S. sales of eye care pharmaceuticals as a percentage of total eye care pharmaceutical net sales, partially offset by a decline in U.S. product net sales as a percentage of total product net sales for Botox® and our medical device product lines.

Product net sales decreased by $57.6 million in the first nine months of 2009 compared to the first nine months of 2008 due to the combined result of an increase of $32.2 million in our specialty pharmaceuticals product net sales and a decrease of $89.8 million in our medical devices product net sales.

The increase in specialty pharmaceutical product net sales in the first nine months of 2009 compared to the first nine months of 2008 is primarily due to an increase in net sales of our skin care products, partially offset by decreases in net sales of eye care pharmaceuticals, Botox® and urologics products.

The decrease in eye care pharmaceuticals net sales in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the negative impact of a general weakening of foreign currencies compared to the U.S. dollar on our international eye care pharmaceuticals net sales. Sales of our eye care pharmaceuticals in the first nine months of 2009 compared to the first nine months of 2008 benefited from increases in net sales of Restasis®, Combigan™, Ganfort®, Alphagan® P 0.1% and Acuvail™, and were negatively impacted by decreases in net sales of Lumigan®, Alphagan®, Alphagan® P 0.15%, Zymar® , Ocuflox® and our Refresh® brand of artificial tears products.

Botox® sales decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the negative impact of a general weakening of foreign currencies compared to the U.S. dollar on our international Botox® net sales, declines in consumer spending in most of our principal geographic markets and the introduction of a competitive product in the United States in the third quarter of 2009.

The increase in skin care net sales for the first nine months of 2009 is primarily due to the same factors discussed above with respect to the increase in skin care net sales for the third quarter of 2009. Net sales of Tazorac®, Zorac® and Avage® were $49.1 million in the first nine months of 2009 compared to $59.0 million in the first nine months of 2008.

The decrease in urologics product net sales in the first nine months of 2009 is primarily due to the same factors discussed above with respect to the decrease in urologics product net sales for the third quarter of 2009.

The decrease in medical devices product net sales in the first nine months of 2009 compared to the first nine months of 2008 is primarily due to the same factors discussed above with respect to the decrease in medical devices product net sales for the third quarter of 2009. In addition, net sales of breast aesthetics products in Asia Pacific and net sales of facial aesthetics products in Europe decreased in the first nine months of 2009 compared to the first nine months of 2008.

Foreign currency changes decreased product net sales by $155.0 million in the first nine months of 2009 compared to the first nine months of 2008, primarily due to the weakening of the euro, Brazilian real, U.K. pound, Australian dollar and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales increased by 2.0 percentage points to 65.8% in the first nine months of 2009 compared to U.S. sales of 63.8% in the first nine months of 2008, due primarily to an increase in U.S. product net sales as a percentage of total product net sales in all of our specialty pharmaceuticals product lines, and in our breast aesthetics and obesity intervention product lines, partially offset by a decline in U.S. product net sales as a percentage of total product net sales for our facial aesthetics product line. A significant portion of the increase in U.S. sales as a percentage of total product net sales in the first nine months of 2009 compared to the first nine months of 2008 is related to the general weakening of foreign currencies compared to the U.S. dollar in countries where we operate.

Other Revenues

Other revenues decreased $2.8 million to $13.5 million in the third quarter of 2009 compared to $16.3 million in the third quarter of 2008. The decrease in other revenues is primarily related to a decrease in royalty income, a decrease in reimbursement income for services provided to GlaxoSmithKline related to certain licensing and strategic support agreements, and a decrease in other reimbursement income.

Other revenues decreased $9.9 million to $38.2 million in the first nine months of 2009 compared to $48.1 million in the first nine months of 2008. The decrease in other revenues in the first nine months of 2009 is due primarily to the same factors discussed above with respect to the decrease in other revenues in the third quarter of 2009.

Cost of Sales

Cost of sales decreased $4.5 million, or 2.3%, in the third quarter of 2009 to $190.2 million, or 16.9% of product net sales, compared to $194.7 million, or 18.0% of product net sales, in the third quarter of 2008. Cost of sales in the third quarter of 2009 and 2008 include the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility of $2.8 million and $4.6 million, respectively. Cost of sales in the third quarter of 2009 includes a charge of $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Samil Allergan Ophthalmic Joint Venture Company, or Samil. Excluding the effect of these charges, cost of sales decreased $3.5 million, or 1.8%, in the third quarter of 2009 compared to the third quarter of 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from a change in the mix of product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, decreased to 16.5% in the third quarter of 2009 compared to 17.6% in the third quarter of 2008, primarily due to an increase in the specialty pharmaceutical net sales as a percentage of our total net sales. Specialty pharmaceutical products generally have a lower cost of sales as a percentage of product net sales compared to our medical device products. Additionally, cost of sales for our medical device products as a percentage of medical device product net sales decreased in the third quarter of 2009 compared to the third quarter of 2008, due primarily to improvements in the ratio of cost of sales as a percentage of product net sales in our facial aesthetics product line, and to a lesser extent improvements in our breast aesthetics and obesity intervention product lines.

Cost of sales decreased $8.1 million, or 1.4%, in the first nine months of 2009 to $566.3 million, or 17.5% of product net sales, compared to $574.4 million, or 17.4% of product net sales, in the first nine months of 2008. Cost of sales in the first nine months of 2009 and 2008 include the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility of $14.4 million and $4.7 million, respectively. Cost of sales in the first nine months of 2009 also includes a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan and $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to the Samil acquisition. Cost of sales in the first nine months of 2008 also includes a charge of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the acquisition of Esprit Pharma Holding Company, Inc., or Esprit. Excluding the effect of these charges, cost of sales decreased $11.9 million, or 2.1%, in the first nine months of 2009 compared to the first nine months of 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from the 1.7% decrease in product net sales. Cost of sales as a percentage of product net sales, excluding the effect of the charges described above, was 16.8% in the first nine months of 2009 compared to 16.9% in the first nine months of 2008. Cost of sales as a percentage of product net sales remained relatively flat for our total specialty pharmaceuticals products and decreased slightly for our total medical devices products in the first nine months of 2009 compared to the same period in 2008.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $57.1 million, or 13.0%, to $497.5 million, or 44.1% of product net sales, in the third quarter of 2009 compared to $440.4 million, or 40.7% of product net sales, in the third quarter of 2008. The overall increase in SG&A expenses during the third quarter of 2009 compared to the third quarter of 2008 was primarily due to an increase in direct-to-consumer advertising for Latisse®, Juvéderm®, Restasis® and Lap-Band®. SG&A expenses in the third quarter of 2009 include a $0.5 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan, a $18.0 million contribution to the The Allergan Foundation, and $8.4 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®. SG&A expenses in the third quarter of 2008 include $6.7 million of costs associated with the DOJ investigation described above and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $34.0 million during fiscal year 2009.

SG&A expenses decreased $5.6 million, or 0.4%, to $1,423.9 million, or 43.9% of product net sales, in the first nine months of 2009 compared to $1,429.5 million, or 43.3% of product net sales, in the first nine months of 2008. The decrease in SG&A expenses primarily relates to a significant decrease in selling expenses, partially offset by an increase in direct-to-consumer and other promotional expenses and an increase in general and administrative expenses. The decrease in selling expenses in the first nine months of 2009 compared to the first nine months of 2008 principally relates to a decline in personnel and related incentive compensation costs due to the impact of our 2009 restructuring plan. The increase in promotion expenses in the first nine months of 2009 is primarily due to the same factors described above with respect to the increase in promotional expenses in the third quarter of 2009. The increase in general and administrative expenses in the first nine months of 2009 is primarily due to charges related to the modification of certain employee stock options in connection with our 2009 restructuring plan, an increase in costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and a contribution to The Allergan Foundation. SG&A expenses in the first nine months of 2009 include a $52.5 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $23.6 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, and a $18.0 million contribution to the The Allergan Foundation. SG&A expenses in the first nine months of 2008 include $15.7 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, $1.9 million of integration and transition costs related to our acquisitions of Esprit and Groupe Cornéal Laboratoires, or Cornéal, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.8 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland.

Research and Development

Research and development, or R&D, expenses decreased $9.7 million, or 5.2%, to $176.9 million in the third quarter of 2009, or 15.7% of product net sales, compared to $186.6 million, or 17.2% of product net sales, in the third quarter of 2008. R&D expenses for the third quarter of 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for treatment of diseases of the eye from Pieris AG, or Pieris, that has not yet achieved regulatory approval and a $0.2 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses for the third quarter of 2008 included a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc, or Asterand. Excluding the effect of these charges, R&D expenses decreased by $13.6 million, or 7.5%, to $166.7 million in the third quarter of 2009, or 14.8% of product net sales, compared to $180.3 million, or 16.7% of product net sales in the third quarter of 2008. The decrease in R&D expenses in dollars, excluding the charges described above, was primarily due to a reduction in expenses for eye care pharmaceuticals products, including Ozurdex®, Trivaris™, and Acuvail™, and a reduction in expenses on the development of Botox® for the treatment of chronic migraine, partially offset by an increase in expenses for urology products, primarily apaziquone.

R&D expenses decreased $62.3 million, or 10.7%, to $520.6 million in the first nine months of 2009, or 16.1% of product net sales, compared to $582.9 million, or 17.7% of product net sales, in the first nine months of 2008. R&D expenses for the first nine months of 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for treatment of diseases of the eye from Pieris and $20.8 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses for the first nine months of 2008 included a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand and a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product had not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses decreased by $72.9 million, or 13.0%, to $489.8 million in the first nine months of 2009, or 15.1% of product net sales, compared to $562.7 million, or 17.1% of product net sales in the first nine months of 2008. The decrease in R&D expenses, excluding the charges described above, is primarily due to the same factors described above with respect to the decrease in R&D expenses for the third quarter of 2009. In addition, R&D expenses decreased in the first nine months of 2009 compared to the first nine months of 2008 due to a reduction in expenses on the development of Latisse®.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $3.3 million to $36.0 million in the third quarter of 2009, or 3.2% of product net sales, compared to $39.3 million, or 3.6% of product net sales, in the third quarter of 2008. The decrease in amortization expense in dollars is primarily due to a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, the majority of which became fully amortized at the end of the first quarter of 2009, partially offset by an increase in the balance of other intangible assets subject to amortization, primarily related to our July 2008 purchase of the Aczone® developed technology and a December 2008 milestone payment related to Latisse®.

Amortization of acquired intangible assets increased $0.1 million to $110.1 million in the first nine months of 2009, or 3.4% of product net sales, compared to $110.0 million, or 3.3% of product net sales, in the first nine months of 2008. The increase in amortization expense in dollars is primarily due to the increase in the balance of other intangible assets subject to amortization described above in the analysis of the third quarter, a buyout payment in 2008 of contingent licensing obligations related to the Sanctura® products and a milestone payment in 2008 related to expected annual Restasis® net sales, partially offset by a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed.

Restructuring Charges and Integration and Transition Costs

Restructuring charges in the third quarter of 2009 were $4.2 million, consisting of $4.1 million related to the restructuring and phased closure of the Arklow facility and $0.1 million of other restructuring charges. Restructuring charges in the third quarter of 2008 were a net $0.2 million reversal of restructuring charges, consisting of a $0.7 million restructuring charge reversal related to the restructuring and phased closure of the Arklow facility and $0.5 million of other restructuring charges.

Restructuring charges in the first nine months of 2009 were $47.3 million, consisting of $39.1 million related to the 2009 restructuring plan, $8.3 million related to the restructuring and phased closure of the Arklow facility and a $0.1 million other restructuring charge net reversal. Restructuring charges in the first nine months of 2008 were $37.6 million, consisting of $26.9 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations and $4.1 million of other restructuring charges.

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

We estimate that the total pre-tax charges related to the 2009 restructuring plan will be between $119.0 million and $126.0 million, of which $39.0 million to $44.0 million are expected to be cash expenditures. The total estimated pre-tax charges consist primarily of employee severance and other one-time termination benefits of $39.0 million to $44.0 million, asset write-offs of $2.0 million to $3.0 million, costs associated with the modification of stock options issued in our February 2008 full-round employee stock option grant of approximately $73.0 million and costs associated with the modification of stock options, other than the February 2008 full-round employee stock option grant, for employees impacted by the workforce reduction of $5.0 million to $6.0 million.

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and expect to continue to recognize costs through the fourth quarter of 2009. As of June 30, 2009, we substantially completed all activities related to the restructuring plan. During the three month period ended September 30, 2009, we recognized a total of $0.7 million related to employee stock option modifications, consisting of $0.5 million in SG&A expenses and $0.2 million in R&D expenses, and recognized $0.1 million of accelerated depreciation costs in SG&A expenses. During the nine month period ended September 30, 2009, we recorded pre-tax restructuring charges of $39.1 million and recognized a total of $78.3 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.5 million in SG&A and $20.8 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during the nine month period ended September 30, 2009:

	Employee Severance	Other	Total
	(in millions)
Net charge during the nine month period ended September 30, 2009	$32.4	$6.7	$39.1
Spending	(23.0)	(6.2)	(29.2)

Balance at September 30, 2009 (included in “Other accrued expenses”)	$9.4	$0.5	$9.9

Restructuring and Phased Closure of Arklow Facility

On January 30, 2008, we announced the phased closure of our breast implant manufacturing facility at Arklow, Ireland and the transfer of production to our manufacturing plant in Costa Rica. The Arklow facility was acquired by us in connection with our 2006 acquisition of Inamed and employed approximately 360 people. As of March 31, 2009, all production activities at our Arklow facility had ceased. Certain employee retention termination benefits and accelerated depreciation costs related to inventory production in Arklow were capitalized to inventory as incurred and recognized as cost of sales in the periods the related products were sold.

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During the three and nine month periods ended September 30, 2009, we recorded $4.1 million and $8.3 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2008, we recorded a $0.7 million restructuring charge reversal and $26.9 million of pre-tax restructuring charges, respectively. During the three and nine month periods ended September 30, 2009, we recognized $2.8 million and $14.4 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the nine month period ended September 30, 2009, we also recognized $0.1 million of R&D expenses related to one-time termination benefits. During the three and nine month periods ended September 30, 2008, we recognized $4.6 million and $4.7 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the three and nine month periods ended September 30, 2008, we also recognized $0.1 million and $0.8 million, respectively, of SG&A expenses and $0.1 million and $0.3 million, respectively, of R&D expenses related to one-time termination benefits and asset impairments.

The following table presents the restructuring activities related to the phased closure of the Arklow facility through September 30, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during the nine month period ended September 30, 2009	3.4	4.0	0.9	8.3
Spending, net	(15.4)	(4.3)	(0.5)	(20.2)
Foreign exchange translation effects	(0.7)	0.2	0.2	(0.3)

Balance at September 30, 2009 (included in “Other accrued expenses”) (a)	$(1.2)	$4.4	$0.7	$3.9

(a)	Total accrued expenses are net of expected statutory employee severance reimbursements from government sponsored social benefit programs of approximately $1.5 million.

Other Restructuring Activities and Integration Costs

Included in the nine month period ended September 30, 2009 is a $0.3 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California. Included in the three and nine month periods ended September 30, 2009 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and nine month periods ended September 30, 2008 are $0.5 million and $0.9 million, respectively, of restructuring charges related to the closure of our collagen manufacturing facility in Fremont, California. Included in the nine month period ended September 30, 2008 are $3.1 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations, $6.6 million of restructuring charges related to our 2007 acquisition of Cornéal and $0.1 million of restructuring charges related to our 2007 acquisition of EndoArt SA.

Included in the three and nine month periods ended September 30, 2009 are $0.2 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with our Samil acquisition. Included in the nine month period ended September 30, 2009 are $0.4 million of SG&A expenses related to integration costs associated with our Cornéal acquisition. Included in the three month period ended September 30, 2008 are $0.1 million of SG&A expenses, and in the nine month period ended September 30, 2008 are $0.1 million of cost of sales and $1.9 million of SG&A expenses, respectively, related to integration costs associated with our 2007 acquisitions of Esprit and Cornéal.

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

For the third quarter of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $77.3 million, compensation expense from stock option modifications of $0.7 million and accelerated depreciation costs of $0.1 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $8.4 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $2.8 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs of $0.2 million related to our joint venture investment in Korea, and other net indirect costs of $1.8 million.

For the third quarter of 2008, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $79.6 million, a $6.3 million charge for an upfront payment for the in-licensing of preclinical drug compounds from Asterand, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $6.7 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $4.8 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $0.1 million, transaction costs related to the Aczone® asset acquisition of $0.3 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $4.5 million.

For the first nine months of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $219.1 million, compensation expense from stock option modifications of $78.3 million and asset impairments and accelerated depreciation costs of $2.3 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $23.6 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $14.5 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs of $0.4 million related to our joint venture investment in Korea, and other net indirect costs of $8.4 million.

For the first nine months of 2008, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $246.2 million, a $13.9 million charge for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product had not yet achieved regulatory approval, a $6.3 million charge for an upfront payment for the in-licensing of preclinical drug compounds from Asterand, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $15.7 million, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $5.8 million, integration and transition costs related to the acquisitions of Esprit and Cornéal of $2.0 million, transaction costs related to the Aczone® asset acquisition of $0.6 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $11.3 million.

The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2009 and 2008 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$345.9	$310.0	$991.9	$886.8
Medical devices	45.4	62.4	136.0	170.0

Total segments	391.3	372.4	1,127.9	1,056.8
General and administrative expenses, other indirect costs and other adjustments	120.1	101.4	375.8	312.6
Amortization of acquired intangible assets (a)	30.5	33.8	93.7	94.2
Restructuring charges	4.2	(0.2)	47.3	37.6

Total operating income	$236.5	$237.4	$611.1	$612.4

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the third quarter of 2009 was $236.5 million, or 21.0% of product net sales, compared to consolidated operating income of $237.4 million, or 21.9% of product net sales in the third quarter of 2008. The $0.9 million decrease in consolidated operating income was due to a $2.8 million decrease in other revenues, a $57.1 million increase in SG&A expenses and a $4.4 million increase in restructuring charges, partially offset by a $45.9 million increase in product net sales, a $4.5 million decrease in cost of sales, a $9.7 million decrease in R&D expenses and a $3.3 million decrease in amortization of acquired intangible assets. Our consolidated operating income in the third quarter of 2009 includes charges totaling $0.7 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in the third quarter of 2009 was $345.9 million, compared to operating income of $310.0 million in the third quarter of 2008. The $35.9 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines and a decrease in R&D expenses, partially offset by an increase in promotion, selling and marketing expenses.

Our medical devices segment operating income in the third quarter of 2009 was $45.4 million, compared to operating income of $62.4 million in the third quarter of 2008. The $17.0 million decrease in our medical devices segment operating income was due primarily to the $22.2 million decrease in product net sales across all product lines and an increase in promotion expenses.

Our consolidated operating income in the first nine months of 2009 was $611.1 million, or 18.9% of product net sales, compared to consolidated operating income of $612.4 million, or 18.6% of product net sales in the first nine months of 2008. The $1.3 million decrease in consolidated operating income was due to a $57.6 million decrease in product net sales, a $9.9 million decrease in other revenues, a $0.1 million increase in amortization of acquired intangible assets and a $9.7 million increase in restructuring charges, partially offset by an $8.1 million decrease in cost of sales, a $5.6 million decrease in SG&A expenses and a $62.3 million decrease in R&D expenses. Our consolidated operating income in the first nine months of 2009 includes charges totaling $78.3 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in the first nine months of 2009 was $991.9 million, compared to operating income of $886.8 million in the first nine months of 2008. The $105.1 million increase in our specialty pharmaceuticals segment operating income was due primarily to a decrease in promotion, selling and marketing expenses and R&D expenses, and an increase in our skin care product net sales, partially offset by a decrease in product net sales of our eye care pharmaceuticals and Botox® product lines.

Our medical devices segment operating income in the first nine months of 2009 was $136.0 million, compared to operating income of $170.0 million in the first nine months of 2008. The $34.0 million decrease in our medical devices segment operating income was due primarily to the $89.8 million decrease in product net sales across all product lines, partially offset by an overall decrease in promotion, selling and marketing expenses.

Non-Operating Income and Expense

Total net non-operating expense in the third quarter of 2009 was $4.2 million compared to total net non-operating expense of $4.4 million in the third quarter of 2008. Interest income in the third quarter of 2009 was $1.4 million compared to interest income of $6.5 million in the third quarter of 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.3 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $469.0 million in the third quarter of 2009 compared to the third quarter of 2008. Interest expense decreased $3.0 million to $17.8 million in the third quarter of 2009 compared to $20.8 million in the third quarter of 2008, primarily due to $3.8 million recognized as an offset to interest expense in the third quarter of 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $1.0 million recognized as an offset to interest expense in the third quarter of 2008. During the third quarter of 2009, we recorded a net unrealized loss on derivative instruments of $2.7 million compared to a net unrealized gain of $7.9 million in the third quarter of 2008. In the third quarter of 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $9.7 million in the third quarter of 2009, consisting primarily of $9.7 million in net realized losses from foreign currency transactions. Other, net income was $2.0 million in the third quarter of 2008, consisting primarily of $1.7 million in net realized gains from foreign currency transactions.

Total net non-operating expense in the first nine months of 2009 was $58.4 million compared to total net non-operating expense of $40.0 million in the first nine months of 2008. Interest income in the first nine months of 2009 was $5.6 million compared to interest income of $28.0 million in the first nine months of 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.4 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $210.0 million in the first nine months of 2009 compared to the first nine months of 2008. Interest income in the first nine months of 2008 also included $3.5 million of statutory interest income related to income taxes. Interest expense decreased $7.6 million to $55.7 million in the first nine months of 2009 compared to $63.3 million in the first nine months of 2008, primarily due to $10.5 million recognized as an offset to interest expense in the first nine months of 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $4.9 million recognized as an offset to interest expense in the first nine months of 2008. Additionally, interest expense also decreased in the first nine months of 2009 compared to the first nine months of 2008 due to a decrease in average outstanding borrowings during the respective periods. During the first nine months of 2009, we recorded a net unrealized loss on derivative instruments of $17.2 million compared to a net unrealized gain of $4.4 million in the first nine months of 2008. In the first nine months of 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $15.7 million in the first nine months of 2009, consisting primarily of $10.4 million in net realized losses from foreign currency transactions and a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes. Other, net expense was $9.1 million in the first nine months of 2008, consisting primarily of $9.4 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the third quarter of 2009 was 22.9%. Included in our operating income for the third quarter of 2009 are a $24.6 million net gain on the sale of investments, restructuring charges of $4.2 million, a charge of $0.7 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan and the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the closure of our Arklow, Ireland breast implant manufacturing facility of $2.8 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and a $18.0 million contribution to The Allergan Foundation. In the third quarter of 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments and income tax benefits of $0.1 million related to the restructuring charges, $0.3 million related to the modification of certain employee stock options, $0.3 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. In the third quarter of 2009 we also recorded an income tax benefit of $6.7 million related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the pre-tax charges of $11.1 million and the net income tax benefits of $5.6 million for the items discussed above, our adjusted effective tax rate for the third quarter of 2009 was 24.1%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the third quarter of 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$232.3
Net gain on sale of investments	(24.6)
Restructuring charges	4.2
Charges related to the modification of certain employee stock options	0.7
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	2.8
Upfront payment of technology that has not achieved regulatory approval	10.0
Contribution to The Allergan Foundation	18.0

$243.4

Provision for income taxes, as reported	$53.1
Income tax benefit (provision) for:
Net gain on sale of investments	(9.4)
Restructuring charges	0.1
Charges related to the modification of certain employee stock options	0.3
Rollout of retention termination benefits and accelerated depreciation related to the closure of our Arklow, Ireland breast implant manufacturing facility	0.3
Upfront payment of technology that has not achieved regulatory approval	0.7
Contribution to The Allergan Foundation	6.9
Foreign R&D tax credits received for tax years prior to 2008	6.7

$58.7

Adjusted effective tax rate	24.1%

Our effective tax rate for the first nine months of 2009 was 27.4%. Included in our operating income for the first nine months of 2009 are a $24.6 million net gain on the sale of investments, restructuring charges of $47.3 million, a charge of $78.3 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a loss on the extinguishment of a portion of our 2026 Convertible Notes of $5.3 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and a $18.0 million contribution to The Allergan Foundation. In the first nine months of 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments and income tax benefits of $9.9 million related to the restructuring charges, $27.6 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $1.2 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. In the first nine months of 2009, we also recorded $9.3 million of income tax expense for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and a $6.7 million income tax benefit related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the net pre-tax charges of $148.8 million and the net income tax benefits of $35.8 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2009 was 26.7%.

The calculation of our adjusted effective tax rate for the first nine months of 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$552.7
Net gain on sale of investments	(24.6)
Restructuring charges	47.3
Charges related to the modification of certain employee stock options	78.3
Rollout of retention termination benefits and accelerated depreciation and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	14.5
Loss on extinguishment of a portion of the 2026 Convertible Notes	5.3
Upfront payment of technology that has not achieved regulatory approval	10.0
Contribution to The Allergan Foundation	18.0

$701.5

Provision for income taxes, as reported	$151.7
Income tax benefit (provision) for:
Net gain on sale of investments	(9.4)
Restructuring charges	9.9
Charges related to the modification of certain employee stock options	27.6
Rollout of retention termination benefits and accelerated depreciation and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	1.5
Loss on extinguishment of a portion of the 2026 Convertible Notes	1.2
Upfront payment of technology that has not achieved regulatory approval	0.7
Contribution to The Allergan Foundation	6.9
Change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings	(9.3)
Foreign R&D tax credits received for tax years prior to 2008	6.7

$187.5

Adjusted effective tax rate	26.7%

Our effective tax rate for the third quarter and first nine months of 2008 was 28.8% and 27.0%, respectively, our effective tax rate for the year ended December 31, 2008 was 25.9%, and our adjusted effective tax rate for the year ended December 31, 2008 was 25.3%. The effective tax rate for the third quarter of 2008, the first nine months of 2008, the year ended December 31, 2008 and the adjusted effective tax rate for the year ended December 31, 2008 reflect the retrospective effects of our adoption in the first quarter of 2009 of updates to Financial Accounting Standards Board guidance related to the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. Included in our operating income for the year ended December 31, 2008 were pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. For the year ended December 31, 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefit of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.3%.

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

The increase in the adjusted effective tax rate to 26.7% in the first nine months of 2009 compared to the adjusted effective tax rate for the year ended December 31, 2008 of 25.3% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions.

The lower adjusted effective tax rate of 24.1% in the third quarter of 2009 compared to the adjusted effective tax rate of 26.7% for the first nine months of 2009 is primarily due to the favorable catch-up effect in the third quarter of 2009 related to adjusting the full year 2009 estimated annual effective tax rate due to a decrease in the mix of earnings in higher tax rate jurisdictions.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the third quarter of 2009 were $179.0 million compared to $165.4 million in the third quarter of 2008. The $13.6 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in net non-operating expense of $0.2 million, the decrease in the provision for income taxes of $13.9 million and the decrease in net earnings attributable to noncontrolling interest of $0.4 million, partially offset by the decrease in operating income of $0.9 million.

Our net earnings attributable to Allergan, Inc. in the first nine months of 2009 were $399.8 million compared to $416.5 million in the first nine months of 2008. The $16.7 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $1.3 million and the increase in net non-operating expense of $18.4 million, partially offset by the decrease in the provision for income taxes of $3.0 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first nine months of 2009 was $791.5 million compared to $481.4 million for the first nine months of 2008. Cash flow from operating activities increased in the first nine months of 2009 compared to the first nine months of 2008 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories and accounts payable, partially offset by an increase in cash used to fund payments of accrued expenses, and an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items. In the first nine months of 2008, we paid pension contributions of $7.5 million to our U.S. defined benefit pension plan. We did not make any pension contributions to our U.S. defined benefit pension plan in the first nine months of 2009.

Net cash used in investing activities was $45.5 million in the first nine months of 2009 compared to $372.5 million in the first nine months of 2008. In the first nine months of 2009, we received $27.9 million from the sale of equity investments and $11.6 million related to contractual purchase price adjustments to our 2007 acquisitions of Cornéal and Esprit. During the first nine months of 2009, we paid $12.8 million, net of cash acquired, to acquire our joint venture investment in Korea. Additionally, we invested $50.1 million in new facilities and equipment and $22.1 million in capitalized software. In the first nine months of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million. We assumed a mortgage of $20.0 million and paid $0.7 million in cash. In the first nine months of 2008, we collected $3.1 million on a receivable related to the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition and $3.0 million from the sale of assets that we acquired as a part of the Esprit acquisition. During the first nine months of 2008, we paid approximately $150.1 million primarily for the acquisition of assets related to Aczone®. Additionally, we invested $124.2 million in new facilities and equipment and $42.1 million in capitalized software, and capitalized $63.0 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and a milestone payment related to expected annual Restasis® net sales. We currently expect to invest between $100 million and $120 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2009.

Net cash used in financing activities was $164.6 million in the first nine months of 2009 compared to $250.9 million in the first nine months of 2008. In the first nine months of 2009, we repurchased approximately 1.3 million shares of our common stock for $66.6 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $45.5 million in dividends. This use of cash was partially offset by $10.3 million in net borrowings of notes payable, $32.6 million received from the sale of stock to employees and $2.9 million in excess tax benefits from share-based compensation. In the first nine months of 2008, we repurchased approximately 4.0 million shares of our common stock for $230.1 million, had net repayments of notes payable of $35.5 million and paid $45.5 million in dividends. This use of cash was partially offset by $50.5 million received from the sale of stock to employees and $9.7 million in excess tax benefits from share-based compensation.

Effective October 22, 2009, our Board of Directors declared a cash dividend of $0.05 per share, payable November 30, 2009 to stockholders of record on November 9, 2009.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 30, 2009, we held approximately 3.4 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We are permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.

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

At September 30, 2009, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 30, 2009. As of September 30, 2009, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $16.3 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

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

On February 4, 2009, we announced a restructuring plan that involves a workforce reduction of approximately 460 employees, primarily in the United States and Europe. We began to record charges in the first quarter of 2009 and currently expect to continue to recognize pre-tax charges through the fourth quarter of 2009 of between $119.0 million and $126.0 million, of which $39.0 million to $44.0 million are expected to be cash expenditures. The remaining charges are non-cash charges associated with the modifications of certain employee stock options and other non-cash asset write-offs and accelerated depreciation.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At September 30, 2009 and December 31, 2008, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $38.0 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and nine month periods ended September 30, 2009, we recognized $3.8 million and $10.5 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and nine month periods ended September 30, 2008, we recognized $1.0 million and $4.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 30, 2009, the remaining unrecognized gain, net of tax, of $5.1 million is recorded as a component of accumulated other comprehensive loss.

At September 30, 2009, we had approximately $16.3 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.2 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at September 30, 2009 and December 31, 2008.

	September 30, 2009
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$232.6	$—	$—	$—	$—	$—	$232.6	$232.6
Weighted Average Interest Rate	0.21%	—	—	—	—	—	0.21%
Foreign Time Deposits	144.3	—	—	—	—	—	144.3	144.3
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,206.7	—	—	—	—	—	1,206.7	1,206.7
Weighted Average Interest Rate	0.28%	—	—	—	—	—	0.28%
Total Cash Equivalents	$1,583.6	$—	$—	$—	$—	$—	$1,583.6	$1,583.6
Weighted Average Interest Rate	0.27%	—	—	—	—	—	0.27%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$611.3	$25.0	$—	$818.5	$1,454.8	$1,527.9
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.78%	5.73%
Other Variable Rate (non-US$)	16.3	—	—	—	—	—	16.3	16.3
Weighted Average Interest Rate	2.17%	—	—	—	—	—	2.17%
Total Debt Obligations(a)	$16.3	$—	$611.3	$25.0	$—	$818.5	$1,471.1	$1,544.2
Weighted Average Interest Rate	2.17%	—	5.59%	7.47%	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$38.0
Average Pay Rate	—	—	—	—	—	0.66%	0.66%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at September 30, 2009 include debt obligations of $1,471.1 million and the interest rate swap fair value adjustment of $38.0 million.

	December 31, 2008
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$414.1	$—	$—	$—	$—	$—	$414.1	$414.1
Weighted Average Interest Rate	3.76%	—	—	—	—	—	3.76%
Foreign Time Deposits	88.2	—	—	—	—	—	88.2	88.2
Weighted Average Interest Rate	1.65%	—	—	—	—	—	1.65%
Other Cash Equivalents	506.9	—	—	—	—	—	506.9	506.9
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Total Cash Equivalents	$1,009.2	$—	$—	$—	$—	$—	$1,009.2	$1,009.2
Weighted Average Interest Rate	2.40%	—	—	—	—	—	2.40%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$685.2	$25.0	$—	$798.4	$1,508.6	$1,511.9
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.79%	5.73%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.14%	—	—	—	—	—	3.14%
Total Debt Obligations(a)	$4.4	$—	$685.2	$25.0	$—	$798.4	$1,513.0	$1,516.3
Weighted Average Interest Rate	3.14%	—	5.59%	7.47%	—	5.79%	5.72%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$61.9
Average Pay Rate	—	—	—	—	—	1.80%	1.80%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2008 include debt obligations of $1,513.0 million and the interest rate swap fair value adjustment of $61.9 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, and Japanese yen. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2009 and December 31, 2008. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	September 30, 2009		December 31, 2008
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$58.0	1.46	$67.9	1.36
Canadian dollar	9.0	1.08	12.9	1.24
Japanese yen	1.5	91.11	3.0	90.43
Australian dollar	19.6	0.85	17.3	0.67
New Zealand dollar	1.4	0.69	0.5	0.55
Swiss franc	17.0	1.04	10.6	1.16

	$106.5		$112.2

Estimated fair value	$(1.1)		$(3.6)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$4.3	1398.00	$12.8	1411.27
Euro	39.4	1.46	50.5	1.36

	$43.7		$63.3

Estimated fair value	$1.0		$2.7

Foreign currency sold — put options:
Canadian dollar	$14.2	1.04	$48.4	1.04
Mexican peso	1.4	14.50	5.7	14.17
Australian dollar	9.4	0.74	29.1	0.75
Brazilian real	7.6	2.15	21.6	2.10
Euro	26.8	1.44	99.6	1.45
Japanese yen	3.6	90.37	12.1	90.76

	$63.0		$216.5

Estimated fair value	$0.8		$24.3

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of September 30, 2009, there were no changes in our internal control over financial reporting that occurred during the first nine month period of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends the discussion set forth under Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 and Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. A hearing on the motion took place on July 26, 2007. On August 20, 2007, the panel granted the motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. On January 20, 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement. Trial was held in March 2009 for the remaining defendants in the Apotex Action and the Exela Action. In April 2009, the parties filed their post-trial briefs. On October 23, 2009, the court ruled that all five patents (U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337) asserted by us are valid and enforceable against the defendants, that Apotex’s proposed generic versions of Alphagan® P 0.1% and 0.15% infringe each of the five patents, and that Exela’s proposed generic version of Alphagan® P 0.15% infringes U.S. Patent No. 6,641,834, which was the only patent asserted against it. Pursuant to the Hatch-Waxman Act, the FDA is required to delay approval of defendants’ proposed generic products until after our last applicable patent expires in 2022.

In March 2009, we filed a complaint in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,262,105, 7,351,404, and 7,388,029 against 13 defendants, including Athena Cosmetics, Inc., Pharma Tech, Dimensional Merchandising, Stella International, LLC, Product Innovations, LLC, Metics, LLC, Nutra-Luxe M.D., LLC, Skin Research Laboratories, Inc., Lifetech Resources LLC, Rocasuba, Inc., La Canada Ventures, Inc., Susan Lin, M.D., Peter Thomas Roth Labs, LLC and Peter Thomas Roth, Inc. In June 2009, we and La Canada Ventures, Inc. and Susan Lin, M.D. entered into a settlement agreement under which La Canada and Susan Lin, M.D. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against La Canada and Susan Lin, M.D. On June 29, 2009, the court consolidated this matter with Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc. and set an October 12, 2010 trial date for both cases. On July 7, 2009, we filed a motion to file a first amended complaint. On July 13, 2009, Athena Cosmetics filed a second amended answer and counterclaims to the complaint. On July 20, 2009, Lifetech Resources and Rocasuba filed an opposition to the motion to file a first amended complaint. In August 2009, the court granted our motion for leave to file a first amended complaint and we filed a motion to dismiss certain of Athena Cosmetics’ claims and counterclaims. In September 2009, the court dismissed one of Athena’s claims without prejudice and two of Athena’s counterclaims with prejudice. In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs filed requests for dismissal without prejudice as to plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden and the court dismissed these plaintiffs without prejudice. On October 7, 2009, we filed a motion for summary judgment against plaintiff Dee Spears. The court has scheduled a January 25, 2010 trial date related to plaintiff Dee Spears.

In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan® , are invalid and/or not infringed by the proposed Sandoz product and by the proposed Hi-Tech product. In April 2009, we filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. On June 2, 2009, Sandoz filed a motion to dismiss for lack of personal jurisdiction and for improper venue. On June 5, 2009, we filed a complaint against Hi-Tech in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Hi-Tech’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. On July 17, 2009, we filed a response to Sandoz’s motion to dismiss.

On July 23, 2009, Hi-Tech filed a motion to dismiss. In August 2009, Sandoz filed an unopposed motion to withdraw its motion to dismiss and the court granted Sandoz’s motion. On September 8, 2009, we filed a response to Hi-Tech’s motion to dismiss. On October 2, 2009, Hi-Tech filed a reply to our response. In October 2009, we filed a motion to consolidate the Hi-Tech action and the Sandoz action and the Court granted our motion to consolidate the two actions.

In March 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Barr Laboratories, Inc., or Barr, indicating that Barr had filed an Abbreviated New Drug Application, or ANDA, seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Barr contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Barr product. In May 2009, we filed a complaint against Barr in the U.S. District Court for the District of Delaware. The complaint alleges that Barr’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649. On June 26, 2009, Barr filed an answer to the complaint. The court has scheduled a January 10, 2011 trial date.

In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Watson contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Watson product. In July 2009, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc. filed a complaint against Watson, Watson Laboratories, Inc. – Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Watson’s proposed product infringes U.S. Patent No. 7,410,978. In August and September 2009, Watson filed an answer and counterclaims to our complaint and we filed an answer to Watson’s counterclaims.

In September 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon Research, Ltd., or Alcon, indicating that Alcon had filed an ANDA seeking approval of a generic version of Combigan®, a brimonidine tartrate 0.2% timolol maleate 0.5% ophthalmic solution. In the certification, Alcon contends that U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Alcon product.

On October 1, 2009, we filed a declaratory relief action in the U.S. District Court for the District of Columbia against the United States of America, the FDA, Dr. Margaret Hamburg, Commissioner of the FDA, and Kathleen Sebelius, Secretary of the United States Department of Health and Human Services, seeking a ruling that would allow us to share truthful, non-misleading information with the medical community to assist physicians in evaluating the risks and benefits of Botox® for off-label therapeutic uses. The court has scheduled a March 2, 2010 hearing date.

In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Sandoz contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Sandoz product.

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

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA, and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.

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

Until December 2000, Botox® was the only neuromodulator approved by the FDA. At that time, the FDA approved Myobloc®, a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences, Inc. On April 30, 2009, the FDA approved Dysport™ (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines to be marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis, respectively. The approved package for Dysport™ included a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site. Additionally, the FDA approved Ipsen’s and Medicis’ Risk Evaluation and Mitigation Strategy, or REMS, program, which addresses the lack of interchangeability of botulinum toxin products and the risks associated with the spread of botulinum toxin beyond the injection site. Ipsen has marketed Dysport™ in Europe since 1991, prior to our European commercialization of Botox® in 1992. In June 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport™ in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oreal Group, an exclusive development and marketing license for Dysport™ for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In January 2008, Galderma became Ipsen’s sole distributor for Dysport™ in Brazil, Argentina and Paraguay. Ipsen is also seeking approval for Dysport™ for cosmetic indications in the European Union, having submitted a file to the French regulatory authority in May 2003. In January 2009, the health authorities of 15 European Union countries granted approval of Dysport™ for glabellar lines under the trade name Azzalure™.

Mentor Corporation, or Mentor, which was acquired by Johnson & Johnson, is conducting clinical trials for a competing neuromodulator in the United States. In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. Therefore, companies operating in these markets may be able to produce products at a lower cost than we can. In addition, Merz Pharmaceuticals’, or Merz’s, botulinum toxin product Xeomin® is currently approved and for sale in certain countries in the European Union, and in Argentina, Canada and Mexico. Merz is pursuing approval of Xeomin® in the United States for cervical dystonia, blepharospasm, spasticity and cosmetic indications, and is awaiting approval of Xeomin® for therapeutic indications in many countries in the European Union. In October 2009, Merz launched Bocouture®, its botulinum toxin product for cosmetic glabellar lines in Germany, and recently filed Bocouture® for this indication in other European Union countries. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in June 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

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

Our products for the treatment of overactive bladder, or OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz™, Watson Pharmaceuticals, Inc.’s Oxytrol® and Gelnique™, Novartis Pharmaceuticals Corporation and the Procter & Gamble Company’s Enablex® and Astellas Pharma US, Inc. and GlaxoSmithKline’s Vesicare® and certain generic OAB products. While we believe that Sanctura® and Sanctura XR® have advantages over these competing products, we cannot assure you that Sanctura® and Sanctura XR® offer more effective treatment of OAB for all patients, will be competitive in price or will obtain, maintain or increase market share in the OAB treatment market.

We also face competition from generic drug manufacturers in the United States and internationally. In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had each filed an ANDA seeking approval of a generic form of Combigan®, a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In April and June 2009, we filed complaints against Sandoz and Hi-Tech, respectively. In March 2009, we received a paragraph 4 invalidity and non-infringement Hatch-Waxman Act certification in which Barr Laboratories, Inc., or Barr, seeks FDA approval to market a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In May 2009, we filed a complaint against Barr. In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In July 2009, we filed a complaint against Watson. In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®. See Part II, Item 1 of this report, “Legal Proceedings” for information concerning our current litigation.

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

Under certain of these regulations, we are subject to periodic inspection of our facilities, production processes and control operations and/or the testing of our products by the FDA, the DEA and other authorities, to confirm that we are in compliance with all applicable regulations, including the FDA’s cGMPs, with respect to drug and biologic products, and the FDA’s Quality System Regulation, or QSR, with respect to medical device products. The FDA conducts pre-approval and post-approval reviews and plant inspections of us and our direct and indirect suppliers to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. We are also required to perform extensive audits of our vendors, contract laboratories and suppliers to ensure that they are compliant with these requirements. In addition, in order to commercialize our products or new indications for an existing product, we must demonstrate that the product or new indication is safe and effective, and that our and our suppliers’ manufacturing facilities are compliant with applicable regulations, to the satisfaction of the FDA and other regulatory agencies.

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

Even after we obtain regulatory approval or clearance for a product candidate or new indication, we are subject to extensive additional regulation, including implementation of REMS programs, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packaging, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution.

In the past few years, the FDA has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical and medical device industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in the product’s labeling or differ from those tested by us and approved or cleared by the FDA. While such off-label uses are common and the FDA does not regulate a physician’s choice of treatment, the FDA takes the position that a manufacturer’s communications regarding an approved product’s off-label uses are restricted by federal statutes, FDA regulations and other governmental communications. For example, the FDA issued final guidelines on January 13, 2009 setting forth “good reprint practices” for drug and medical device manufacturers, which provide detailed requirements drug and device companies must follow when disseminating journal articles and referencing publications describing off-label uses of their approved products to health care professionals and entities. The standards associated with such laws and rules are complex, not well defined or articulated and are subject to conflicting interpretations. If, in the view of the FDA or other governmental agency, our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.

On October 1, 2009, we filed a declaratory relief action in the U.S. District Court for the District of Columbia seeking a ruling that would allow us to share truthful, non-misleading information with the medical community to assist physicians in evaluating the risks and benefits of Botox® for off-label therapeutic uses. We cannot predict the outcome of this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the third fiscal quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2009 to July 31, 2009	183,000	$47.72	183,000	14,947,643
August 1, 2009 to August 31, 2009	207,000	54.71	207,000	15,194,718
September 1, 2009 to September 30, 2009	277,000	56.59	277,000	15,025,654

Total	667,000	$53.57	667,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. As of September 30, 2009, we held approximately 3.4 million treasury shares under this program. Effective February 6, 2009, we entered into a Rule 10b5-1 plan that authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 2.0 million shares to be repurchased, and certain quarterly maximum and minimum volume limits. The term of our Rule 10b5-1 plan ends on December 31, 2009 and is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

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

Date: November 6, 2009

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 22, 1989 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Registration Statement on Form S-1 No. 33-28855 filed on May 24, 1989)

3.2	Certificate of Amendment of Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 20, 2006)

3.4	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the State of Delaware on February 1, 2000 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999)

4.2	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.3	Rights Agreement, dated as of January 25, 2000, between Allergan, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Allergan, Inc.’s Current Report on Form 8-K filed on January 28, 2000)

4.4	Amendment to Rights Agreement, dated as of January 2, 2002, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001)

4.5	Second Amendment to Rights Agreement, dated as of January 30, 2003, among First Chicago Trust Company of New York, Allergan, Inc. and EquiServe Trust Company, N.A., as successor Rights Agent (incorporated by reference to Exhibit 1 to Allergan, Inc.’s amended Form 8-A filed on February 14, 2003)

4.6	Third Amendment to Rights Agreement, dated as of October 7, 2005, between Wells Fargo Bank, N.A. and Allergan, Inc., as successor Rights Agent (incorporated by reference to Exhibit 4.11 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

4.7	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.9	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.10	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.11	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

Exhibit No.	Description
4.12	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Form of Restricted Stock Units Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.16	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008)

10.17	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.18	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.19	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

10.20	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.21	Fourth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.22	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.23	First Amendment to Allergan, Inc. Pension Plan (Restated 2008)

10.24	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.25	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.26	Allergan, Inc. 2009 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.27	Allergan, Inc. 2009 Management Bonus Plan (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.28	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.29	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.30	Sub-Plan for Restricted Stock Units for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Sub-Plan for Stock Options for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Form Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.33	Form Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in China under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.35	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Italy under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.37	Addendum to Form Non-Qualified Stock Option Grant Notice for Employees in Thailand under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.38	Form Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.39	Form Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.40	Form Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.41	Form Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.42	Form Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.43	Addendum to Form Restricted Stock Unit Award Grant Notice for Employees in France under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.44	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.45	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.46	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.47	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

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

10.49	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.50	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.51	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.52	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.53	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.54	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.55	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.56	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.57	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.60	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.61	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.62	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.63	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.64	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C*** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.65	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.66	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.**** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.67	First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101	The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on December 13, 2005

***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on October 12, 2007

****	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment on March 12, 2009

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement