Form 10-K
period 2009-12-31
ALLERGAN INC
filed 2010-02-26
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,430 million based on the closing sale price as reported on the New York Stock Exchange.

Common stock outstanding as of February 19, 2010 — 307,511,888 shares (including 3,511,177 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 29, 2010, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

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

General Overview of our Business

We are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics and medical devices that enable people to live life to its greatest potential — to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. Our diversified business model includes products for which consumers may be eligible for reimbursement and cash pay products that consumers pay for directly. Based on internal information and assumptions, we estimate that in fiscal year 2009, approximately 72% of our net product sales were derived from reimbursable products and 28% of our net product sales were derived from cash pay products.

We are a pioneer in specialty pharmaceutical, biologic and medical device research and development, with global efforts targeting products and technologies related to eye care, skin care, neuromodulators, medical aesthetics, obesity intervention, urology and neurology. In 2009, our research and development expenditures were approximately 15.9% of our product net sales or approximately $706.0 million. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.

In March 2006, we acquired Inamed Corporation, or Inamed, a global health care manufacturer and marketer of breast implants, a range of dermal filler products to correct facial wrinkles, and bariatric medical devices for approximately $3.3 billion, consisting of approximately $1.4 billion in cash and 34,883,386 shares of our common stock.

In the first quarter of 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, a health care company that develops, manufactures and markets dermal fillers, for approximately $209.2 million, net of cash acquired. The acquisition of Cornéal expanded our marketing rights to Juvéderm® and a range of hyaluronic acid dermal fillers from the United States, Canada and Australia to all countries worldwide and provided us with control over the manufacturing process and future research and development of Juvéderm® and other dermal fillers.

In the fourth quarter of 2007, we acquired Esprit Pharma Holding Company, Inc., or Esprit, for approximately $370.8 million, net of cash acquired. By acquiring Esprit, we obtained an exclusive license to market Sanctura® (trospium chloride), or Sanctura®, and Sanctura XR® (trospium chloride extended release capsules), or Sanctura XR®, anticholinergics approved for the treatment of overactive bladder, or OAB, in the United States and its territories from Indevus Pharmaceuticals, Inc., or Indevus. We launched Sanctura XR® in the United States in the first quarter of 2008. In the second quarter of 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada. In the first quarter of 2010, Health Canada, the Canadian national regulatory body, approved Sanctura XR®.

In the third quarter of 2008, we acquired Aczone® (dapsone) gel 5% from QLT USA, Inc., or QLT, a wholly-owned subsidiary of QLT Inc. for approximately $150 million. Aczone®, approved for sale in both the United States and Canada, is indicated for the treatment of acne vulgaris in patients 12 and older. Aczone® contains the first new FDA-approved chemical entity (dapsone) for acne treatment since Tazorac® (tazarotene) gel was approved in 1997. We launched Aczone® in the United States in the fourth quarter of 2008.

In the fourth quarter of 2008, we entered into a strategic collaboration arrangement with Spectrum Pharmaceuticals, Inc., or Spectrum, to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation. Under the collaboration, Spectrum is conducting two Phase 3 clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. We made an initial payment of $41.5 million to Spectrum and will make additional payments of up to $304 million based on the achievement of certain development, regulatory and commercialization milestones. Spectrum retained exclusive rights to apaziquone in Asia, including Japan and China. Allergan received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe. In the United States, Allergan and Spectrum will co-promote apaziquone and share in its profits and expenses. Allergan will also pay Spectrum royalties on all of its apaziquone sales outside of the United States. In the third quarter of 2009, the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation for the investigation of apaziquone for the treatment of non-muscle invasive bladder cancer. Fast Track Designation was designed to facilitiate drug development and expedite the review of drugs intended to treat serious conditions. In the fourth quarter of 2009, Spectrum completed enrollment in the two Phase 3 clinical trials.

In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles will co-promote Sanctura XR®, Latisse® and Aczone®, generally targeting primary care physicians. We will continue to promote Sanctura XR®, Latisse® and Aczone® using our existing sales forces to specialty physicians.

In the first quarter of 2010, we acquired Serica Technologies, Inc., a medical device company focused on the development of biodegradable silk-based scaffolds for use in tissue regeneration, including breast augmentation, revision and reconstruction and bariatric applications, for an aggregate purchase price of approximately $70.0 million.

We were founded in 1950 and incorporated in Delaware in 1977. Our principal executive offices are located at 2525 Dupont Drive, Irvine, California, 92612, and our telephone number at that location is (714) 246-4500. Our Internet website address is www.allergan.com1. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements and other information that we file electronically with the SEC.

Operating Segments

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for chronic dry eye, glaucoma therapy, ocular inflammation, infection, allergy and retinal

[1]	This website address is not intended to function as a hyperlink and the information at this website address is not incorporated by reference into this Annual Report on Form 10-K.

diseases; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, other prescription and over-the-counter skin care products and, beginning in the first quarter of 2009, eyelash growth products; and, beginning in the fourth quarter of 2007 urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System and facial aesthetics products. The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals segment and medical devices segment, domestic and international sales as a percentage of total product net sales within our specialty pharmaceuticals segment and medical devices segment, and segment operating income for our specialty pharmaceuticals segment and medical devices segment:

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,100.6	$2,009.1	$1,776.5
Botox®/Neuromodulator	1,309.6	1,310.9	1,211.8
Skin Care Products	208.0	113.7	110.7
Urologics	65.6	68.6	6.0

Total Specialty Pharmaceuticals Segment Product Net Sales	$3,683.8	$3,502.3	$3,105.0

Specialty Pharmaceuticals Segment Product Net Sales
Domestic	66.5%	65.2%	65.8%
International	33.5%	34.8%	34.2%

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$287.5	$310.0	$298.4
Obesity Intervention	258.2	296.0	270.1
Facial Aesthetics	218.1	231.4	202.8

Core Medical Devices	763.8	837.4	771.3
Other (1)	—	—	2.7

Total Medical Devices Segment Product Net Sales	$763.8	$837.4	$774.0

Medical Devices Segment Product Net Sales
Domestic	60.5%	62.0%	65.1%
International	39.5%	38.0%	34.9%

Specialty Pharmaceuticals Segment Operating Income (2)	$1,370.8	$1,220.1	$1,047.9
Medical Devices Segment Operating Income (2)	189.2	222.0	207.1

Consolidated Long-Lived Assets
Domestic	$3,673.2	$3,781.0	$3,702.8
International	577.4	553.8	557.5

(1)

Other medical device product sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the sale of the former Cornéal ophthalmic surgical device business in the third quarter of 2007, which was substantially concluded in the fourth quarter of 2007.

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

Chronic Dry Eye. Restasis® (cyclosporine ophthalmic emulsion) 0.05%, or Restasis®, is the first, and currently the only, prescription therapy for the treatment of chronic dry eye worldwide. Restasis® is our best selling eye care product. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases such as Sjögren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears to provide palliative relief of the debilitating symptoms of chronic dry eye. We launched Restasis® in the United States in 2003 under a license from Novartis AG, or Novartis, for the ophthalmic use of cyclosporine. Restasis® is currently approved in 34 countries.

Artificial Tears. Our artificial tears products, including the Refresh® and Refresh® Optive™ brands, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. Refresh®, launched in 1986, is the best selling over-the-counter artificial tears brand in the United States and includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. According to IMS Health Incorporated, an independent marketing research firm, our artificial tears products, including the Refresh® and Refresh® Optive™ brands, were again the number one selling artificial tears products worldwide for the first nine months of 2009.

Glaucoma.  The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 70 million people worldwide have glaucoma. According to IMS Health Incorporated, our products for the treatment of glaucoma, including Lumigan® (bimatoprost ophthalmic solution) 0.03%, or Lumigan® 0.03%, Lumigan® 0.01%, Alphagan® (brimonidine tartrate ophthalmic solution) 0.2%, or Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5%, or Combigan®, and Ganfort™ (bimatoprost/timolol maleate ophthalmic solution), or Ganfort™, captured approximately 19% of worldwide glaucoma market sales for the first nine months of 2009.

Lumigan® 0.03% and Lumigan® 0.01% are topical treatments indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% is an improved reformulation of Lumigan® 0.03% for sale in certain countries outside of the United States. We are also seeking approval of Lumigan® 0.01% in the United States. We currently sell Lumigan® 0.01% and Lumigan® 0.03% in over 75 countries worldwide and, together, they are our second best selling eye care products. According to IMS Health Incorporated, Lumigan® 0.01% and Lumigan® 0.03% were the fourth best selling glaucoma products in the world for the first nine months of 2009. In 2002, the European Commission approved Lumigan® 0.03%. In 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® 0.03% as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. In 2006, the FDA approved Lumigan® 0.03% as a first-line therapy. In 2004, we entered into an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., or Senju, under which Senju became responsible for the development and commercialization of Lumigan® 0.03% in Japan. In the third quarter of 2009, Senju received approval of Lumigan® 0.03% in Japan. In the second quarter of 2009, Health Canada approved Lumigan® 0.01%. Lumigan® 0.01% was also approved in Brazil in 2009. In the first quarter of 2010, the European Commission granted a Marketing Authorization for Lumigan® 0.01% in the 27 European Union member states.

In 2006, we received a license from the European Commission to market Ganfort™ in the European Union. Combined sales of Lumigan® 0.03%, Lumigan® 0.01% and Ganfort™ represented approximately 10% of our total consolidated product net sales in 2009, 2008 and 2007. Ganfort™ is now sold in over 29 countries outside the United States.

Our third best selling eye care products are the ophthalmic solutions Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1%. These products lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.15% and Alphagan® P 0.1% are improved reformulations of Alphagan® containing brimonidine, the active ingredient in Alphagan®, preserved with Purite®. We currently market Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% in over 70 countries worldwide.

Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% combined were the fourth best selling glaucoma products in the world for the first nine months of 2009, according to IMS Health Incorporated. Combined sales of Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% and Combigan® represented approximately 9% of our total consolidated product net sales in 2009, 2008 and 2007. In 2002, based on the acceptance of Alphagan® P 0.15%, we discontinued the U.S. distribution of Alphagan®. In 2004, we entered into an exclusive licensing agreement with Kyorin Pharmaceutical Co., Ltd., or Kyorin, under which Kyorin became responsible for the development and commercialization of Alphagan® and Alphagan® P 0.15% in Japan. Kyorin subsequently sublicensed its rights under the agreement to Senju. Alphagan® P 0.1% was launched in the United States in 2006. The marketing exclusivity period for Alphagan® P 0.1% expired in the third quarter of 2008, although we have a number of patents covering the Alphagan® P 0.1% and Alphagan® P 0.15% technology that extend to 2022 in the United States. In 2003, the FDA approved the first generic of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia, Argentina and other countries in the European Union.

In addition to our Alphagan® and Lumigan® products, we developed the ophthalmic solution Combigan®, a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension in people who are not responsive to treatment with only one medication and are considered appropriate candidates for combination therapy. In 2005, we received positive opinions for Combigan® from 20 concerned member states included in the Combigan® Mutual Recognition Procedure for the European Union, and we launched Combigan® in the European Union during 2006. In the fourth quarter of 2007, the FDA approved Combigan® and we launched Combigan® in the United States. Combigan® is now sold in over 55 countries worldwide.

Inflammation. Our leading ophthalmic anti-inflammatory product is Acular LS® (ketorolac ophthalmic solution) 0.4%, or Acular LS®. Acular LS® is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery. Acular® PF was the first preservative-free topical non-steroidal anti-inflammatory drug, or NSAID, in the United States. Acular® PF is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. The Acular® franchise was the best selling ophthalmic NSAID in the world during the first nine months of 2009, according to IMS Health Incorporated. In the third quarter of 2009, the FDA approved Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45%, or Acuvail®, an advanced unit-dose preservative-free formulation of ketorolac for the treatment of pain and inflammation following cataract surgery and we began marketing Acuvail®. In the fourth quarter of 2009, the FDA approved four Abbreviated New Drug Applications, or ANDAs, for ketorolac tromethamine ophthalmic solution 0.5%, a generic version of Acular®, and four companies launched generic versions of Acular® in the United States. Our ophthalmic anti-inflammatory product Pred Forte® remains a leading topical steroid worldwide based on 2009 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

Infection. Our leading anti-infective is Zymar® (gatifloxacin ophthalmic solution) 0.3%, or Zymar®, which we license from Kyorin and have worldwide ophthalmic commercial rights excluding Japan, Korea, Taiwan and certain other countries in Asia and Europe. We launched Zymar® in the United States in 2003. Zymar® is a fourth-generation fluoroquinolone for the treatment of bacterial conjunctivitis and is currently approved in 33 countries. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. We completed our Phase 3 clinical studies of an enhanced formula of Zymar® for bacterial conjunctivitis and filed a New Drug Application, or NDA, with the FDA in the third quarter of 2009. According to Verispan, an independent research firm, Zymar® was the number two ophthalmic anti-infective prescribed by ophthalmologists in the United States in 2009. Zymar® was the third best selling ophthalmic anti-infective product in the world for the first nine months of 2009, according to IMS Health Incorporated.

Allergy. The allergy market is, by its nature, a seasonal market, peaking during the spring months. We market Alocril® ophthalmic solution for the treatment of itch associated with allergic conjunctivitis. We license Alocril® from Fisons Ltd., a business unit of Sanofi-Aventis, and hold worldwide ophthalmic commercial rights excluding Japan. Alocril® is approved in the United States, Canada and Mexico. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. We co-promote Elestat® in the United States under an agreement with Inspire Pharmaceuticals, Inc., or Inspire, within the ophthalmic specialty area and to allergists. Under the terms of our agreement with Inspire, Inspire provided us with an up-front payment and we make payments to Inspire based on Elestat® net sales. In addition, the agreement reduced our existing royalty payment to Inspire for Restasis®. Inspire has primary responsibility for selling and marketing activities in the United States related to Elestat®. We have retained all international marketing and selling rights. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire launched Elestat® in the United States during 2004. Elestat® (together with sales under its brand names Relestat® and Purivist®) is currently approved in 47 countries and was the fifth best selling ophthalmic allergy product in the world (and fourth in the United States) for the first nine months of 2009, according to IMS Health Incorporated.

Retinal Disease. In the second quarter of 2009, the FDA approved Ozurdex™ (dexamethasone intravitreal implant) 0.7 mg, or Ozurdex™, as the first drug therapy indicated for the treatment of macular edema following branch retinal vein occlusion or central retinal vein occlusion. Ozurdex™ is a novel bioerodable formulation of dexamethasone in Allergan’s proprietary Novadur™ sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. We launched Ozurdex™ in the United States in the third quarter of 2009.

Neuromodulator

Our neuromodulator product, Botox® (onabotulinumtoxinA), or Botox®, has a long-established safety profile and has been approved by the FDA for more than 20 years to treat a variety of medical conditions, as well as for aesthetic use since 2002. With more than 2,000 publications on Botox® and Botox® Cosmetic in scientific and medical journals, results of approximately 50 randomized, placebo-controlled, clinical trials involving more than 11,000 patients, Botox® is a widely researched medicine with more than 100 potential therapeutic and aesthetic uses reported in the medical literature. Nearly 17 million treatment sessions have been recorded with Botox® and Botox® Cosmetic in the United States alone over the past 15 years (1994-2008). Marketed as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the indication and country of approval, the product is currently approved in approximately 80 countries for up to 21 unique indications. In the second quarter of 2009, following the approval of Dysport™ in the United States, we adopted a Risk Evaluation and Mitigation Strategies program, or REMS, including a boxed warning about the potential spread of botulinum toxins from the site of injection and the lack of interchangeability among botulinum toxin products. Sales of Botox® represented approximately 29%, 30% and 31% of our total consolidated product net sales in 2009, 2008 and 2007, respectively. The decline in the percentage of our total net sales represented by sales of Botox® primarily resulted from the growth in our eyecare franchises and the significant increase in our total consolidated product net sales as a result of the Inamed acquisition. Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms. The approved therapeutic indications for Botox® in the United States are as follows:

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

In many countries outside of the United States, Botox® is also approved for treating hemifacial spasm, spasticity associated with pediatric cerebral palsy and upper limb spasticity in post-stroke patients. We are currently in development for Botox® in the United States and Europe for new indications, including chronic migraine, upper limb spasticity, lower limb spasticity, neurogenic overactive bladder, idiopathic overactive bladder and benign prostate hyperplasia. In 2005, we announced plans to conduct two Phase 3 clinical trials to investigate the safety and efficacy of Botox® as a prophylactic therapy in patients with chronic migraine. In the third quarter of 2008, we announced completion of a top-line analysis of our Phase 3 clinical trials, which found that Botox® treatment decreased the number of headache days patients with chronic migraines suffered compared to patients receiving placebo injections. In addition, Botox® treatments were well tolerated in the trials in patients suffering from chronic migraines and patients receiving Botox® scored statistically significantly higher improvement in quality of life compared to patients receiving placebo injections. Based on this data, we filed a supplemental Biologics License Application, or sBLA, with the FDA for the use of Botox® to treat chronic migraine in the third quarter of 2009 and submitted regulatory files in the fourth quarter of 2009 to the authorities in the United Kingdom, France, Switzerland and Canada. In the second quarter of 2009, we received a complete response letter from the FDA regarding our sBLA for use of Botox® to treat upper limb spasticity, and we submitted additional data requested by the FDA in its complete response letter in the third quarter of 2009. In 2005, we reached agreement with the FDA to enter Phase 3 clinical trials for the use of Botox® to treat neurogenic overactive bladder and Phase 2 clinical trials for the use of Botox® to treat idiopathic overactive bladder. We fully enrolled our Phase 3 clinical trials for the use of Botox® to treat neurogenic overactive bladder in 2009. We completed the Phase 2 clinical trials for the use of Botox® to treat idiopathic overactive bladder in 2008 and began enrolling patients in our Phase 3 clinical trials for the use of Botox® to treat idiopathic overactive bladder in 2009. In 2005, we initiated Phase 2 clinical trials outside the United States for the use of Botox® to treat benign prostate hyperplasia. In the second quarter of 2009, we filed an Investigational New Drug Application with the FDA relating to the use of Botox® to treat benign prostate hyperplasia.

Botox® Cosmetic. The FDA approved Botox® Cosmetic for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger in 2002. Referred to as Botox®, Botox® Cosmetic, Vistabel® or Vistabex®, depending on the country of approval, this product is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, more than 60 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel® or Vistabex®. In 2002, we launched comprehensive direct-to-consumer marketing campaigns, including television commercials, radio commercials, print advertising and interactive media aimed at dermatologists, plastic and reconstructive surgeons and other aesthetic specialty physicians, as well as consumers, in the United States. We also continue to sponsor aesthetic specialty physician training in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel® or Vistabex®.

In 2005, we entered into a long-term arrangement with GlaxoSmithKline, or GSK, under which GSK agreed to develop and promote Botox® in Japan and China and we agreed to co-promote GSK’s products Imitrex STATdose System® (sumatriptan succinate), or Imitrex STATdose System®, and Amerge® (naratriptan hydrochloride), or Amerge®, in the United States. Under the terms of the arrangement, we licensed to GSK all clinical development and commercial rights to Botox® in Japan and China, markets in which GSK has extensive commercial, regulatory and research and development resources, as well as expertise in neurology. We received an up-front payment, and we receive royalties on GSK’s Botox® sales in Japan and China. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments. In the first quarter of 2009, GSK received approval of Botox® in Japan for the treatment of glabellar lines and equinus foot due to lower limb spasticity in juvenile cerebral palsy patients and launched Botox® in Japan for these indications with the glabellar lines indication marketed as Botox Vista®. GSK also received approval of Botox® for the treatment of glabellar lines in China in the first quarter of 2009. In addition, we obtained the right to co-promote GSK’s products Imitrex STATdose System® and Amerge® in the United States to neurologists for a 5-year period, for which we receive fixed and performance payments from GSK. Imitrex STATdose System® is approved for the treatment of acute migraine in adults and for the acute treatment of cluster headache episodes. Amerge® is approved for the acute treatment of migraine attacks with and without an aura in adults.

Skin Care Product Lines

Our skin care product lines focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada.

Acne/Psoriasis

Aczone®.  Our product Aczone® (dapsone) gel 5%, approved for sale in both the United States and Canada, is indicated for the treatment of acne vulgaris in patients 12 and older. Aczone® contains the first new FDA-approved chemical entity (dapsone) for acne treatment since Tazorac® (tazarotene) gel was approved in 1997. We launched Aczone® in the United States in the fourth quarter of 2008. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles under which Quintiles will co-promote Aczone®, targeting primary care physicians.

Azelex®.  Azelex® cream is approved by the FDA for the topical treatment of mild to moderate inflammatory acne and is licensed from Intendis GmbH, or Intendis, a division of Bayer Schering Pharma AG. We market Azelex® cream primarily in the United States.

Tazarotene Products.  We market Tazorac® (tazarotene) gel in the United States for the treatment of acne and plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the treatment of psoriasis. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® (tazarotene) in certain parts of Europe, the Middle East and Africa. In the third quarter of 2007, we entered into a strategic collaboration agreement with Stiefel Laboratories, Inc., which was acquired by GSK in 2009, to develop and market new products involving tazarotene for dermatological use worldwide.

Topical Aesthetic Skin Care

Avage®.  Our product Avage® (tazarotene) cream is indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation (blotchy skin discoloration) and benign facial lentigines (flat patches of skin discoloration) in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in 2003.

M.D. Forte®.  We develop and market glycolic acid-based skin care products. We market our M.D. Forte® line of alpha hydroxy acid products to physicians in the United States.

Prevage® and Prevage® MD.  In 2005, we launched Prevage® cream, containing 1% idebenone, a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors, including sun damage, air pollution and cigarette smoke. In 2005, we entered into an exclusive license agreement with Elizabeth Arden, Inc., or Elizabeth Arden, granting Elizabeth Arden the right to globally market a new formulation of Prevage® containing 0.5% idebenone, to leading department stores and other prestige cosmetic retailers. In 2005, we began marketing Prevage® MD, containing 1% idebenone, to physicians in the United States.

Vivité®.  In the second quarter of 2007, we launched Vivité®, an advanced anti-aging skin care line that uses proprietary GLX Technology™, creating a highly specialized blend of glycolic acid and natural antioxidants. We market our Vivité® line of skin care products to physicians in the United States.

Eyelash Growth

Latisse® (bimatoprost ophthalmic solution) 0.03%, or Latisse®, is the first, and currently the only, FDA-approved prescription treatment of eyelash hypotrichosis, or inadequate eyelashes. The FDA approved Latisse® in the fourth quarter of 2008 and we launched Latisse® in the United States in the first quarter of 2009. Latisse® is a once-daily prescription treatment applied to the base of the upper eyelashes with a sterile, single-use-per-eye disposable applicator. Patients using Latisse® typically experience noticeable eyelash growth in eight to 16 weeks. Continued treatment with Latisse® is required to maintain its effect. In the third quarter of 2009, Latisse® was approved by the Korea Food and Drug Administration. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles under which Quintiles will co-promote Latisse®, targeting primary care physicians.

Urologics

Sanctura® and Sanctura XR®.  Following our acquisition of Esprit in the fourth quarter of 2007, we began marketing Sanctura®, a twice-a-day anticholinergic approved for the treatment of OAB. In the third quarter of 2007, the FDA approved Sanctura XR®, a once-daily anticholinergic for the treatment of OAB, and we launched Sanctura XR® in the first quarter of 2008. Sanctura XR® is well tolerated by patients and has demonstrated improvements in certain adverse side effects common in existing OAB treatments, including dry mouth. We obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XR® and assumed Esprit’s obligations to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. In the second quarter of 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada. In the first quarter of 2010, Health Canada approved Sanctura XR®. In 2008, we announced plans to seek a partner to promote Sanctura® and Sanctura XR® to general practitioners in the United States, and in the first quarter of 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty, which resulted in a significant reduction in our urology sales force. We substantially completed our restructuring and merged our medical dermatology and urology specialty sales forces into one combined sales force in 2009. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles under which Quintiles promotes Sanctura XR®, generally targeting primary care physicians. We continue to promote Sanctura XR® to the urology specialty channel using our existing sales force.

Medical Devices Segment

Breast Aesthetics

For more than 25 years, our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women in more than 60 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names Natrelle®, Inspira™, McGhan™ and CUI™ and the trademarks BioCell® , MicroCell™, BioDimensional® and Inamed®. We currently market over 1,000 breast implant product variations worldwide to meet our customers’ preferences and needs.

Saline Breast Implants.  We sell saline breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The U.S. market is the primary market for our saline breast implants. Following the approval of silicone gel breast implants by Health Canada in October 2006 and the FDA in November 2006, the U.S. and Canadian markets have been undergoing a transition from saline breast implants to silicone gel breast implants.

Silicone Gel Breast Implants.  We sell silicone gel breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The safety of our silicone gel breast implants is supported by our extensive preclinical device testing, their use in over one million women worldwide and 20 years of U.S. clinical experience involving more than 150,000 women. The FDA approved our silicone gel breast implants in November 2006 based on the FDA’s review of interim data from our 10-year core clinical study and our preclinical studies, its review of studies by independent scientific bodies and the deliberations of advisory panels of outside experts. Following approval, we are required to comply with a number of conditions, including our distribution of labeling to physicians and the distribution of our patient planner, which includes our informed consent process to help patients fully consider the risks associated with breast implant surgery. In addition and pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we continue to monitor patients in the 10-year core clinical study and the 5-year adjunct clinical study and, in the first quarter of 2007, we initiated the Breast Implant Follow-Up Study, or BIFS, a 10-year post-approval clinical study. The 10-year core clinical study, which we began in 1999 and had fully enrolled in 2000 with approximately 940 augmentation, revision or reconstructive surgery patients, was designed to establish the safety and effectiveness of our silicone gel breast implants. We plan to continue to monitor patients in the 10-year core clinical study through the end of the study. In November 2006, we terminated new enrollment into our 5-year adjunct study, which was designed to further support the safety and effectiveness of silicone gel breast implants and which includes over 80,000 revision or reconstructive surgery patients. We plan to continue to monitor patients in the 5-year adjunct study through the end of the study. Finally, pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we initiated BIFS, a new 10-year post-approval study of approximately 40,000 augmentation, revision or reconstructive surgery patients with silicone gel implants and approximately 20,000 augmentation, revision or reconstructive surgery patients with saline implants acting as a control group. In the fourth quarter of 2008, the FDA approved a modification to BIFS, which reduced the number of patients with saline breast implants from 20,000 to approximately 15,000. BIFS is designed to provide data on a number of endpoints including, for example, long-term local complications, connective tissue disease issues, neurological disease issues, offspring issues, reproductive issues, lactation issues, cancer, suicide, mammography issues and to study magnetic resonance imaging compliance and rupture results.

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

Juvéderm®.  Our Juvéderm® dermal filler family of products, including Juvéderm®, Voluma®, Softline®, Hydrafill™ and Surgiderm®, are developed using our proprietary Hylacross™ technology, a technologically advanced manufacturing process that results in a smooth consistency gel formulation. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle gel-based hyaluronic acid technology, which is used in other hyaluronic acid dermal filler products. In 2006, the FDA approved Juvéderm® Ultra and Ultra Plus, indicated for wrinkle and fold correction, for sale in the United States. In Europe, we market various formulations of Juvéderm®, Voluma®, Softline®, Hydrafill™ and Surgiderm® for wrinkle and fold augmentation. The Juvéderm® dermal filler family of products are currently approved or registered in over 34 countries, including all major European markets.

In the second quarter of 2007, the FDA approved label extensions in the United States for Juvéderm® Ultra and Ultra Plus based on new clinical data demonstrating that the effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. We began selling Juvéderm® Ultra 2, 3 and 4, containing lidocaine, an anesthetic that alleviates pain during injections, in Europe in the first quarter of 2008, and in Canada we began selling Juvéderm® Ultra and Ultra Plus with lidocaine in the fourth quarter of 2008. In 2008, we filed a Premarket Approval Supplement, or sPMA, with the FDA for Juvéderm® Ultra and Ultra Plus with lidocaine. The FDA approved our sPMA and we launched our lidocaine containing Juvéderm® Ultra XC and Ultra Plus XC in the first quarter of 2010.

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

In the first quarter of 2007, our board of directors approved a plan to restructure and eventually sell or close the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition based on the anticipated reduction in market demand for human and bovine collagen products as a result of the introduction of our hyaluronic acid dermal filler products. Specifically, the plan involved a workforce reduction of approximately 59 positions, consisting principally of manufacturing positions at the facility, and lease termination and contract settlements. We began to record costs associated with the closure of the collagen manufacturing facility in the first quarter of 2007 and substantially completed all restructuring activities and closed the collagen manufacturing facility in the fourth quarter of 2008. Before closing the collagen manufacturing facility, we manufactured a sufficient quantity of collagen products to meet estimated market demand through 2010.

Obesity Intervention

We develop, manufacture and market several medical devices for the treatment of obesity. Our principal product in this area, the Lap-Band® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass surgery or sleeve gastrectomy. The Lap-Band® System is an adjustable silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. The new pouch fills faster, making the patient feel full sooner and, because the adjustable component of the band slows the passage of food, patients retain a feeling of fullness for longer periods of time. In addition to the anatomic effect of the pouch, data also suggests that patients with a properly adjusted band are less hungry due to neurological feedback to the brain.

The Lap-Band® System has achieved widespread acceptance in the United States and worldwide. In 2001, the FDA approved the Lap-Band® System to treat severe obesity in adults who have failed more conservative weight reduction alternatives. The Lap-Band® VG, a version of the Lap-Band® System with a larger band circumference, was approved by the FDA in 2004, and meets the needs of a wider range of patients. In the second quarter of 2007, we launched the Lap-Band AP® System, a next-generation of the Lap-Band® System. The Lap-Band AP® System has proprietary 360-degree Omniform® technology, which is designed to evenly distribute pressure throughout the band’s adjustment range. The Lap-Band AP® also comes in two sizes, standard and large, to better serve patients who are physically larger, have thicker gastric walls or have substantial abdominal fat. Over 550,000 Lap-Band® System bands have been sold worldwide since 1993. In the first quarter of 2008, we completed enrollment in our pivotal adolescent study of Lap-Band® in patients aged 14 to 17 and submitted a sPMA to the FDA in the third quarter of 2009 seeking approval to market the Lap-Band®for the treatment of obesity in patients aged 14 to 17. Also in the first quarter of 2008, we completed enrollment of our lower body mass index, or BMI, pivotal study for Lap-Band® patients with a BMI of 30 to 40 and plan to review and submit data to the FDA in 2010.

In the fourth quarter of 2007, we entered into a co-promotion agreement with a subsidiary of Covidien Ltd., or Covidien, a leading global provider of health care products, under which Covidien co-promotes the Lap-Band® System to bariatric and other surgeons in the United States. Under the multi-year agreement, which became effective in the fourth quarter of 2007, Covidien utilizes its surgical devices sales force and other specialized staff, as an adjunct to our bariatric sales force and other specialized staff, to promote, educate and train surgeons on the Lap-Band® System. In the fourth quarter of 2009, we extended the co-promotion agreement with Covidien.

In the first quarter of 2007, we completed the acquisition of Swiss medical technology developer EndoArt SA, or EndoArt, a pioneer in the field of telemetrically-controlled (or remote-controlled) gastric bands used to treat morbid obesity and other conditions. We paid approximately $97.1 million, net of cash acquired, for all of the outstanding EndoArt shares. The EndoArt acquisition gave us ownership of EndoArt’s proprietary technology platform, including FloWatch® technology, which powers the EasyBand™ Remote Adjustable Gastric Band System, or EasyBand™, a next-generation, telemetrically-adjustable gastric banding device for the treatment of morbid obesity.

The EasyBand™, like the Lap-Band® System, is implanted laparoscopically through a small incision. Clinical benefits of the EasyBand™ are similar to the Lap-Band® System’s clinical benefits, except that adjustments to the EasyBand™ are done telemetrically rather than hydraulically, allowing for greater ease in adjustments and greater patient comfort.

We also sell the Orbera™ Intragastric Balloon System, which is a non-surgical alternative for the treatment of overweight and obese adults. Approved for sale in more than 60 countries but not in the United States, the Orbera™ System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient’s stomach to reduce stomach capacity and create an earlier sensation of fullness. The Orbera™ System is removed endoscopically within six months of placement, and is designed to be utilized in conjunction with a comprehensive diet and exercise program.

Other Products

Contigen®.  Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. C. R. Bard, Inc., or Bard, licenses from us the exclusive worldwide marketing and distribution rights to Contigen®. Prior to closing the Fremont manufacturing facility, we manufactured a sufficient supply of collagen to meet our contractual obligations to Bard through the expiration of our agreement with Bard in August 2011.

International Operations

Our international sales represented 34.6%, 35.4% and 34.3% of our total consolidated product net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

We sell our products directly and through independent distributors in over 100 countries worldwide. We maintain a global marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons and urologists who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail and Internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2009, we also utilized direct-to-consumer advertising for our Botox® Cosmetic, Juvéderm®, the Lap-Band® System, Latisse® and Restasis® products.

Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, pediatricians, urologists and general practitioners. As of December 31, 2009, we employed approximately 2,650 sales representatives throughout the world. We also utilize distributors for our products in smaller international markets.

U.S. sales, including manufacturing operations, represented 65.4%, 64.6% and 65.7% of our total consolidated product net sales in 2009, 2008 and 2007, respectively. Sales to Cardinal Health, Inc. for the years ended December 31, 2009, 2008 and 2007 were 13.9%, 12.0% and 11.2%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2009, 2008 and 2007 were 12.8%, 12.3% and 11.1%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.

We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians with the leading techniques and methods for using our products.

In the first quarter of 2009, we announced a restructuring plan that included a workforce reduction of approximately 460 employees, primarily from among our U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as we adjusted our back-office structures to a reduced short-term sales outlook for some of our businesses. We substantially completed our restructuring in 2009.

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

As of December 31, 2009, we had approximately 1,600 employees involved in our research and development efforts. Our research and development expenditures for 2009, 2008 and 2007 were approximately $706.0 million, $797.9 million and $718.1 million, respectively. Research and development expenditures in 2009 were less than 2008 and 2007. The decrease in research and development expenses primarily resulted from a reduction in spending on certain new technology discovery programs, the completion of several late-stage eye care pharmaceutical development programs, and a reduction in research and development expenses associated with in-licensing of in-process research and development technologies, partially offset by an increase in expenses for the development of certain medical devices and urology products. Excluding in-process research and development expenditures related to company acquisitions, we have increased our annual investment in research and development by over $363.1 million in the past five years.

Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, and otherwise assisting patients in reaching life’s potential. Our top priorities include furthering our leadership in ophthalmology, medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases as well as next-generation breast implants, dermal fillers and obesity intervention devices. We plan to continue to build on our strong market positions in ophthalmic pharmaceuticals, medical aesthetics, medical dermatology, obesity intervention and neurology, and to explore new therapeutic areas that are consistent with our focus on specialty physician groups.

Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma and chronic dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel posterior segment drug delivery system for use with compounds to treat eye diseases, including age-related macular degeneration and other retinal disorders. We concluded our Phase 3 studies for Ozurdex™ to treat macular edema following retinal vein occlusion, or RVO, utilizing our proprietary Novadur™ sustained-release drug delivery system that slowly releases dexamethasone, a potent steroid, to the back of the eye. In the second quarter of 2009, the FDA approved Ozurdex™ for the treatment of macular edema following RVO. In the fourth quarter of 2009, we filed a supplemental New Drug Application with the FDA for the approval of Ozurdex™ to treat non-infectious intermediate and posterior uveitis.

In 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, to develop and commercialize Ozurdex™ for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Ozurdex™ in Japan and associated costs. Sanwa will pay us a royalty based on net sales of Ozurdex™ in Japan, makes clinical development and commercialization milestone payments and reimbursed us for certain expenses associated with our Phase 3 studies outside of Japan. We are working collaboratively with Sanwa on the clinical development of Ozurdex™, as well as overall product strategy and management.

In the second quarter of 2008, the FDA approved Trivaris™, a steroid with an anti-inflammatory action used for the treatment of retinal disease. Delivered via intravitreal injection, the ophthalmic indications for Trivaris™ include sympathetic ophthalmia, temporal arteritis, uveitis and ocular inflammatory conditions unresponsive to topical corticosteroids.

In the third quarter of 2009, we entered into a collaboration agreement with Pieris AG, or Pieris, a biopharmaceutical company engaged in the discovery and development of a novel class of targeted human proteins designed to diagnose and treat serious human disorders. The agreement combines Pieris’ proprietary technology with our expertise in drug delivery and ophthalmic drug development, with a goal of developing agents for the treatment of serious ocular disorders.

We continue to invest heavily in the research and development of neuromodulators, primarily Botox®and Botox® Cosmetic. We focus on both expanding the approved indications for Botox® and pursuing next-generation neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, chronic migraine, OAB and benign prostate hyperplasia. In collaboration with Syntaxin Ltd, whose technology was contributed by the United Kingdom government’s Health Protection Agency, we are focused on engineering new neuromodulators for the treatment of severe pain. We are also continuing our investment in the areas of biologic process development and manufacturing and the next-generation of neuromodulator products, and we are conducting a Phase 4 study of Botox® for the treatment of palmar hyperhidrosis, as part of our conditions of approval for axillary hyperhidrosis by the FDA. In addition, GSK received approval of Botox® in Japan for the treatment of glabellar lines and equinus foot due to lower limb spasticity in juvenile cerebral palsy patients and launched Botox® in Japan for these indications in the first quarter of 2009 with the glabellar lines indication marketed as Botox Vista®. GSK also received approval of Botox® in China for the treatment of glabellar lines during the first quarter of 2009.

We have a strategic research collaboration and license agreement with ExonHit Therapeutics, or ExonHit. The goals of this collaboration are to identify new molecular targets based on ExonHit’s gene profiling DATAS™ technology and to work collaboratively to develop unique compounds and commercial products based on these targets. Our strategic alliance with ExonHit provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology. In 2007, we began development of a compound for a neurological indication as part of our collaboration with ExonHit. In the first quarter of 2009, we extended and expanded the scope of our collaboration with ExonHit.

In the fourth quarter of 2008, we entered into a strategic collaboration arrangement with Spectrum to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer. Under the collaboration, Spectrum is conducting two Phase 3 clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. In the third quarter of 2009, the FDA granted Fast Track Designation for the investigation of apaziquone for the treatment of non-muscle invasive bladder cancer. Spectrum completed enrollment in the two Phase 3 clinical trials in the fourth quarter of 2009. Spectrum is conducting the apaziquone clinical trials pursuant to a joint development plan, and we bear the majority of these expenses. We will also make certain additional payments to Spectrum based on the achievement of certain development, regulatory and commercialization milestones and, following approval in countries outside of the United States and Asia, will make certain royalty payments on sales in such countries.

We also continue to invest in research and development around our Juvéderm® family of dermal filler products, including preparation for and ongoing clinical trials. In 2009, we filed a sPMA with the FDA for Juvéderm® Ultra and Ultra Plus with lidocaine, and in the first quarter of 2010, the FDA approved our lidocaine containing Juvéderm® Ultra XC and Ultra Plus XC.

In connection with our obesity intervention products, we are planning to conduct clinical trials of the EasyBand™ and have initiated a pivotal study of the Orbera™ System, with the goal of obtaining approval in the United States. In addition, in the first quarter of 2008, we completed enrollment in a pivotal adolescent study of Lap-Band® patients aged 14 to 17 and submitted a sPMA to the FDA in the third quarter of 2009 seeking approval to market the Lap-Band® for the treatment of obesity in patients aged 14 to 17. In the first quarter of 2008, we completed enrollment of our lower BMI pivotal study for Lap-Band® patients with a BMI of 30 to 40 and plan to review and submit data to the FDA in 2010.

The continuing introduction of new products supplied by our research and development efforts, including our clinical development projects, and in-licensing opportunities are critical to our success. There are intrinsic uncertainties associated with research and development efforts and the regulatory process. We cannot assure you that any of the research projects, clinical development projects or pending drug marketing approval applications will result in new products that we can commercialize. Delays or failures in one or more significant research or clinical development projects and pending drug marketing approval applications could have a material adverse affect on our future operations.

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

In the first quarter of 2007, we announced the closing of the collagen manufacturing facility in Fremont, California that we acquired in the Inamed acquisition, and we substantially completed all restructuring activities and closed the facility in the fourth quarter of 2008. Before closing the facility, we manufactured a sufficient quantity of our collagen products to meet estimated market demand through 2010. In 2009, we closed our Arklow, Ireland breast implant manufacturing facility and transferred manufacturing to our San José, Costa Rica manufacturing plant.

We are vertically integrated into the production of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other significant raw materials from qualified domestic and international sources. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate program that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients and silicone raw materials, we are a niche purchaser, which, in certain cases, are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials could adversely affect our ability to manufacture and supply commercial product. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies and other foreign regulatory authorities to manufacture pharmaceuticals and medical devices for distribution in the United States and international markets.

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

Specialty Pharmaceuticals Segment

Eye Care Products.  Our eye care pharmaceutical products, including Acular®, Acular LS®, Acular® PF, Acuvail®, Alocril®, Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Elestat®, Ganfort™, Lumigan® 0.03%, Lumigan® 0.01%, Ozurdex™, Pred Forte®, Refresh®, Restasis® and Zymar®, face extensive competition from Alcon Laboratories, Inc., Bausch & Lomb Incorporated, Inspire Pharmaceuticals, Inc., Ista Pharmaceuticals, Inc., Merck & Co., Inc., Novartis AG, Pfizer Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.

We also face competition from generic drug manufacturers in the United States and internationally. For instance, in 2009, the FDA approved four ANDAs for ketorolac tromethamine ophthalmic solution 0.5%, a generic version of Acular®, and four companies launched sales of generic versions of Acular® in the United States. In the fourth quarter of 2007, we received a paragraph 4 Hatch-Waxman Act certification from Apotex Corp. seeking FDA approval to market a generic form of Zymar®. In 2009, we received paragraph 4 Hatch-Waxman Act certifications from Sandoz, Inc., Hi-Tech Pharmacal Co., and Alcon Research, Ltd., seeking FDA approval of generic forms of Combigan®, Barr Laboratories, Inc. seeking FDA approval of a generic form of Lumigan® and Watson Pharmaceuticals, Inc. seeking FDA approval of a generic form of Sanctura XR®. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Neuromodulators.  Botox® was the only neuromodulator approved by the FDA until December 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator formerly marketed by Elan Pharmaceuticals and now marketed by Solstice Neurosciences Inc. In the second quarter of 2009, the FDA approved Dysport™ (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis, respectively. The approved package for Dysport™ included a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site. Additionally, the FDA approved Ipsen’s and Medicis’ REMS program, which addresses the lack of interchangeability of botulinum toxin products and the risks associated with the spread of botulinum toxin beyond the injection site. Ipsen has marketed Dysport™ for therapeutic indications in Europe since 1991, prior to our European commercialization of Botox® in 1992. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport™ in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oréal Group, an exclusive development and marketing license for Dysport™ for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In the first quarter of 2008, Galderma became Ipsen’s sole distributor for Dysport™ in Brazil, Argentina and Paraguay. In the first quarter of 2009, the health authorities of 15 European Union countries approved Dysport™ for glabellar lines under the trade name Azzalure™.

In addition, Merz Pharmaceuticals’, or Merz’s, botulinum toxin product Xeomin®, is currently approved for therapeutic indications in Germany and many other countries in the European Union. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany, and recently filed Bocouture® for this indication in other European Union countries. Xeomin® is also approved for glabellar lines in Argentina and Mexico.

Mentor Corporation, a division of Johnson & Johnson, or Mentor, is conducting clinical trials for a competing neuromodulator in the United States. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®, which is approved in Colombia for therapeutic and cosmetic indications under the trade name SIAX and is approved in Brazil for therapeutic indications under the name Botulift.

In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity received approval to market a botulinum toxin in China in 1997, and we believe that it has launched or is planning to launch its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than we can.

Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Skin Care Product Line.  Our skin care products, including Aczone®, Azelex®, Tazorac®, Avage®, M.D. Forte®, Prevage® MD, Vivité® and Latisse® focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, Medicis, Stiefel Laboratories, Inc., a division of GSK, Novartis, Merck & Co., Inc., Johnson & Johnson, Obagi Medical Products, Inc., L’Oréal Group, SkinMedica, Inc. and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with over-the-counter products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne. We also face competition from generic skin care products in the United States and internationally.

Urologics.  Our products for the treatment of OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz™, Watson Pharmaceuticals, Inc.’s Oxytrol® and Gelnique™, Novartis Pharmaceuticals Corporation and the Procter & Gamble Company’s Enablex® and Astellas Pharma US, Inc. and GSK’s Vesicare® and certain generic OAB products. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles under which Quintiles will promote Sanctura XR® , targeting primary care physicians. We will continue to promote Sanctura XR® to the urology specialty channel using our existing sales force. We also face competition from generic urologic drug manufacturers in the United States and internationally. For our urologics products to be successful, we must be able to effectively detail our products to a sufficient number of urologists, obstetrician/gynecologists, primary care physicians and other medical specialists such that they recommend our products to their patients. We will also have to demonstrate that our products are safe and reduce patients’ sense of urgency, frequency and urge urinary incontinence episodes while also having limited side effects, such as dry mouth, constipation, blurred vision, drowsiness and headaches. We also have to demonstrate the effectiveness of our urologics products to Medicare and other governmental agencies to secure an appropriate and competitive level of reimbursement.

Medical Devices Segment

Breast Aesthetics.  We compete in the U.S. breast implant market with Mentor. Mentor announced that, like us, it received FDA approval in November 2006 to sell its silicone breast implants in the United States. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. In the United States, Sientra, Inc. is conducting clinical studies of saline breast implant products. Internationally, we compete with several manufacturers, including Mentor, Silimed, MediCor Ltd and its subsidiaries BioSil Ltd, Nagor and Eurosilicone, Poly Implant Prostheses, Sebbin Laboratories and certain Chinese implant manufacturers.

Obesity Intervention.  Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, received FDA approval in the third quarter of 2007 to market its gastric band product, the Realize™ Personalized Banding Solution, or the Realize™ band, in the United States. The Realize™ band began competing with our Lap-Band® System in the United States in the fourth quarter of 2007. Outside the United States, the Lap-Band® System competes primarily with the Realize™ band and the Heliogast® Adjustable Gastric Ring (manufactured by Helioscopie, S.A., France, or Helioscopie). There are at least two other gastric bands on the market internationally. The Lap-Band® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy and biliopancreatic diversion. No intragastric balloons for the treatment of obesity are commercially available in the United States, and we are currently aware of only one other company outside the United States, Helioscopie, which sells the Heliosphere™ intragastric balloon in competition with our Orbera™ products in certain countries in the European Union and Latin America.

Facial Aesthetics.  Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products and animal- or cadaver-based collagen products as well as other polymer/bioceramic- based injectables, and indirectly with substantially different treatments, such as laser treatments, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm® Ultra and Ultra Plus, compete with Medicis’ products’ Restylane® and Perlane™, which were approved by the FDA in 2004 and the second quarter of 2007, respectively. In 2009, we filed a sPMA with the FDA for Juvéderm® Ultra and Ultra Plus with lidocaine, and in the first quarter of 2010, the FDA approved our lidocaine containing Juvéderm® Ultra XC and Ultra Plus XC. In the first quarter of 2010, the FDA also approved new formulations of Restylane® and Perlane™ containing lidocaine. In addition, we compete with Radiesse®, a bioceramic-based hydroxyl apatite dermal filler from BioForm Medical, Inc., which received FDA approval in 2006. In the first quarter of 2010, BioForm Medical, Inc. merged with Merz Pharma Group. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines and Perlane™ (all manufactured by Q-Med A.B.) and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States is long and expensive. We must complete preclinical laboratory and animal testing, submit an Investigational New Drug Application, which must become effective before United States clinical trials may begin, and perform adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and informed consent regulations. Further, an independent institutional review board, or IRB, for each medical center or medical practice proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center or practice and must monitor the study until completed. The FDA, the IRB or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, imposes certain clinical trial registry obligations on study sponsors, including the posting of detailed trial design and trial results in the FDA public databases.

We must submit an NDA for a new drug, or a Biologics License Application, or BLA, for a biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, an NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s current cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

Once approved, the FDA may require post-marketing clinical studies, known as Phase 4 studies, and surveillance programs to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies and programs. Further, any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, may require the submission of a new or supplemental NDA or BLA, which may require that we develop additional data or conduct additional preclinical studies and clinical trials.

The manufacture and distribution of drugs and biologics are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the drug, and cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Drug and biologic manufacturers and their subcontractors are required to register their establishments, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulation requirements. Further, the FDAAA, which went into law in 2007, provided the FDA with additional authority over post-market safety. The FDAAA permits the FDA to require sponsors to conduct post-approval clinical studies, to mandate labeling changes based on new safety information and to require sponsors to implement a REMS program. The FDA may require a sponsor to submit a REMS program before a product is approved, or after approval based on new safety information. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. If the manufacturer or distributor fails to comply with the statutory and regulatory requirements, or if safety concerns arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.

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

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations. In addition, there is growing political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. These reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain and the United Kingdom. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.

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

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	establishing registration and device listings with the FDA;

•	Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

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

Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. In the United States, the federal government has proposed levying significant excise taxes on manufacturers based on their medical device sales. We cannot assure you that such taxes will not be levied on medical devices in the future or that such taxes would not have a material adverse effect on our results or operations.

Other Regulations

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, Superfund Amendments and Reauthorization Act, Comprehensive Environmental Response, Compensation and Liability Act and other current and potential future federal, state or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage and disposal of such materials. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. Additionally, we are subject to federal and state laws pertaining to the privacy and security of personal health information, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent then HIPAA.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” and gifts to health care practitioners. For example, the federal Anti-Kickback Statute makes it illegal to solicit, offer, receive or pay any remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product, for which payment may be made under government health care programs such as Medicare and Medicaid. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the Anti-Kickback Statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and in the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under the Anti-Kickback Statute or similar laws. In addition, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Similarly, the Advanced Medical Technology Association’s Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards, that medical decisions are based on the best interests of patients, and that medical device companies and health care professionals comply with applicable laws, regulations and government guidance. To that end, the AdvaMed Code provides guidance regarding how medical device companies may comply with certain aspects of the anti-kickback laws and OIG Guidance by outlining ethical standards for interactions with health care professionals. Furthermore, the federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. HIPAA prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). In addition, certain states, such as Massachusetts and Minnesota, have imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g. sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.

Patents, Trademarks and Licenses

We own, or are licensed under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to all segments of our business.

With the exception of the U.S. and European patents relating to Lumigan®, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan® and the U.S. patents relating to Restasis®, Acular LS®, Zymar®, Acuvail® and Latisse®, no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® expire in 2012 and 2014. The European patent covering Lumigan® expires in various countries between 2013 and 2017. The U.S. patent covering the commercial formulation of Acular® expired in the fourth quarter of 2009. The marketing exclusivity period for Acuvail® expires in the United States in 2012. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2012 and 2022. The U.S. patents covering Restasis® expire in 2014. The U.S. patents covering Zymar® expire in 2010, 2016 and 2020. The U.S. patents for Combigan® expire in 2022 and 2023. The marketing exclusivity period for Combigan® in the United States expires in the fourth quarter of 2010 and in Europe in 2015. The U.S. patents covering Latisse® expire in 2012, 2018, 2022 and 2024 and the European patents expire in 2013, 2018 and 2021. The marketing exclusivity period for Latisse® expires in the fourth quarter of 2011.

We have rights in well over 100 issued Botox® related U.S. and European use and process patents covering, for example, pain associated with cervical dystonia, treatment of chronic migraine, hyperhidrosis, OAB and benign prostate hyperplasia. We have granted royalty-bearing patent licenses to Merz with regard to Xeomin® in many countries where we have issued or pending patents and to Solstice Neurosciences with regard to MyoBloc®.

With the exception of certain U.S. and European patents relating to the Lap-Band® System and our Inspira® and Natrelle® Collection of breast implants, no one patent or license is materially important to our specialty medical device segment based on overall sales. The patents covering our Lap-Band® System, some of which we license from third parties, expire in 2011 and 2014 in the United States and in 2014 in Europe. The patents covering our Inspira® and Natrelle® Collection of breast implants expire in 2018 in the United States and in 2017 in Europe.

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

makes development and commercialization milestone payments and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management. In the third quarter of 2009, Senju received approval of Lumigan® 0.03% in Japan.

•

We licensed from Novartis the worldwide, excluding Japan, rights for technology, patents and products relating to the topical ophthalmic use of cyclosporine A, the active ingredient in Restasis®. In 2005, we entered into a royalty buy-out agreement with Novartis related to Restasis® and agreed to pay $110 million to Novartis. As a result of the buy-out agreement, we no longer pay royalties to Novartis based on sales of Restasis®.

•

We licensed to GSK all clinical development and commercial rights to Botox® in Japan and China. We receive royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement and collaboratively support GSK in its new clinical developments for Botox® and its strategic marketing in those markets, for which we receive payments. In the first quarter of 2009, GSK received approval of Botox® in Japan for the treatment of glabellar lines and equinus foot due to lower limb spasticity in juvenile cerebral palsy patients and launched Botox® in Japan for these indications with the glabellar lines indication marketed as Botox Vista®. GSK also received approval of Botox® in China for the treatment of glabellar lines and launched Botox® in China in the first quarter of 2009.

•

As a result of the Esprit acquisition, we obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus. We pay royalties to Indevus based upon our sales of Sanctura® and Sanctura XR® and assumed obligations of Esprit to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. In the second quarter of 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada. In the first quarter of 2010, Health Canada approved Sanctura XR®.

•

We entered into a strategic collaboration arrangement with Spectrum to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation. Under the collaboration, Spectrum is conducting two Phase 3 clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. In the third quarter of 2009, the FDA granted Fast Track Designation for the investigation of apaziquone for the treatment of non-muscle invasive bladder cancer. Spectrum completed enrollment in the two Phase 3 clinical trials in the fourth quarter of 2009. Spectrum retained exclusive rights to apaziquone in Asia, including Japan and China. We received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe.

In 2004, through our acquisition of Inamed, we entered into a settlement agreement with Ethicon Endo-Surgery, Inc. pursuant to which, among other terms, we were granted a worldwide, royalty-bearing, non-exclusive license with respect to a portfolio of U.S. and international patents applicable to adjustable gastric bands and will pay royalties until the expiry of the applicable patents.

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

Third Party Coverage and Reimbursement

Health care providers generally rely on third-party payors, including governmental payors such as Medicare and Medicaid, and private insurance carriers, to adequately cover and reimburse the cost of pharmaceuticals and medical devices. Such third-party payors are increasingly challenging the price of medical products and services and instituting cost containment measures to control, restrict access or significantly influence the purchase of medical products and services. The market for some of our products therefore is influenced by third-party payors’ policies. This includes the placement of our pharmaceutical products on drug formularies or lists of medications.

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

Furthermore, treatments for obesity alone may not be covered by third-party payors. For example, in February 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the Lap-Band® System, for Medicare patients who have previously been unsuccessfully treated for obesity and who have a BMI equal to or greater than 40 or a BMI of 35 when at least one co-morbidity is present. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. Without changing current coverage for morbidly obese individuals, effective February 12, 2009, the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, determined that Type 2 diabetes mellitus is a co-morbid condition related to obesity under the existing policies. While Medicare policies are sometimes adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location, and we actively work with governmental agencies, insurance carriers and employers to obtain reimbursement coverage for procedures using our Lap-Band® System product. For instance, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the Lap-Band® System, an important step in providing private payor reimbursement for the procedure.

Outside the United States, reimbursement programs vary on a country by country basis. In some countries, both the procedure and product are fully reimbursed by the government health care systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the national budget for the type of product.

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

Breast Implant Replacement Programs

We conduct our product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to our various breast implant products claiming the products were defective, lost volume or have resulted in injury to patients. In the event of a loss of shell integrity resulting in breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted in the United States, in most cases our ConfidencePlus® programs provide lifetime product replacement, contralateral implant product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted outside of the United States are subject to a similar program. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

Employee Relations

At December 31, 2009, we employed approximately 8,300 persons throughout the world, including approximately 4,300 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers

Our executive officers and their ages as of February 26, 2010 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	56	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	54	President, Allergan
James F. Barlow	51	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	52	Executive Vice President, Global Technical Operations
Dianne Dyer-Bruggeman	60	Executive Vice President, Human Resources
Jeffrey L. Edwards	49	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Douglas S. Ingram, Esq.	47	Executive Vice President, Chief Administrative Officer and Secretary
Scott M. Whitcup, M.D.	50	Executive Vice President, Research & Development, Chief Scientific Officer

Officers are appointed by and hold office at the pleasure of the board of directors.

Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute, and serves on the board of directors, Executive Committee and as Chairman of the International Affairs Committee of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves on the Board of Trustees of Chapman University.

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

Mr. Ingram has been Executive Vice President, Chief Administrative Officer and Secretary, as well as our Chief Ethics Officer, since October 2006. Mr. Ingram also served as General Counsel from January 2001 to June 2009, and from October 2003 through October 2006, Mr. Ingram served as Executive Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer. Prior to that, Mr. Ingram served as Corporate Vice President, General Counsel and Secretary, as well as our Chief Ethics Officer, since July 2001. Prior to that he was Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Associate General Counsel from August 1998, Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher LLP. Mr. Ingram manages the Global Legal Affairs, Global Regulatory Affairs, Compliance and Internal Audit, Corporate Communications, Global Trade Compliance, and the Information Technology organizations. Mr. Ingram serves as a member of the board of directors of Volcom, Inc., a publicly-traded designer and distributor of clothing and accessories.

Dr. Whitcup has been Executive Vice President, Research and Development, and Chief Scientific Officer since April 2009. Prior to that, Dr. Whitcup was Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles. Dr. Whitcup serves on the board of directors of Avanir Pharmaceuticals, Inc., a publicly-traded pharmaceutical company.

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

The pharmaceutical and medical device industries are highly competitive. To be successful in these industries, we must be able to, among other things, effectively discover, develop, test and obtain regulatory approvals for products, effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base.

Developments by our competitors, the entry of new competitors into the markets in which we compete, or consolidation in the pharmaceutical and medical device industries could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to develop and introduce products which are more effective than those developed by our competitors. Sales of our existing products may decline rapidly if a new product is introduced that represents a substantial improvement over our existing products. Certain of our pharmaceutical products also compete with over-the-counter products which may be priced and regulated differently than our prescription products, and are subject to the evolving preferences of consumers.

We also face competition from lower-cost generic drug products. The patent rights that protect our products are of varying strength and duration, and the loss of patent protection is typically followed by generic substitutes. As a result, we may compete against generic products that are as safe and effective as our products, but sold at substantially lower prices. Generic competition may significantly reduce the demand for our products with which any such generic products compete.

Adverse U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.

Adverse conditions in the U.S. and international economies and financial markets may continue to negatively affect our revenues and operating results. Many of our products, including Refresh®, Botox® Cosmetic, Juvéderm®, Latisse®, to a large extent the Natrelle® line of breast implants, and to a lesser extent the Lap-Band® System, have limited reimbursement or are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by the consumer. Adverse economic conditions impacting consumers, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets, historically have caused consumers to reassess their spending choices and reduce their purchases of certain of our products. Any failure to attain our projected revenues and operating results as a result of reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause our sales and profitability to suffer, reduce our operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.

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

We also rely on a single supplier for silicone raw materials used in some of our products, including breast implants. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components. These third party manufacturers must maintain compliance with the FDA’s QSR, which sets forth the current good manufacturing practice standard for medical devices and requires manufacturers to follow design, testing and control documentation and air quality assurance procedures during the manufacturing process. Any material reduction in our raw material supply or a failure by our third party manufacturers to maintain compliance with the QSR could result in decreased sales of our products and a decrease in our revenues. Additionally, certain of the manufacturing processes that we perform are only performed at one location worldwide. Furthermore, as a result of the credit crisis and current economic conditions, and while we analyze the financial solvency of our key suppliers, we cannot guarantee that our key suppliers will remain solvent or that we will be able to obtain sufficient supplies of key materials, particularly as we often represent a small part of the overall output of these manufacturers.

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

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. For example, in May 2009, we received a complete response letter from the FDA regarding our sBLA for Botox® to treat upper limb spasticity in post-stroke adults. The complete response letter identified items needed to complete the sBLA submission, including that we independently verify underlying patient source documentation at study sites relating to one of the pivotal clinical studies conducted in 1999 and upon completion of the verification, provide the FDA an updated analysis. We submitted the additional data requested by the FDA in their complete response letter in the third quarter of 2009. Further, the FDA may require us to implement a REMS program to manage known or potential serious risks associated with our pharmaceutical products to ensure that the benefits of our products outweigh their risks. A REMS program can include patient package inserts, medication guides, communication plans, an implementation system and other elements necessary to assure safe use of our pharmaceutical product. If the FDA determines that a REMS program is necessary, the agency will not approve our product without an approved REMS program, which could delay approval or impose additional requirements on our products. In addition, we may be subject to enforcement actions, including civil money penalties if we do not comply with REMS program requirements. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of, or continued market acceptance of, products such as Aczone®, Alphagan® P 0.15%, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Combigan®, Elestat®, Ganfort™, Juvéderm®, the Lap-Band® System, Latisse®, Lumigan®, Refresh®, Restasis®, Sanctura®, Sanctura XR®, Tazorac®, Vistabel® and Zymar®, as well as the Natrelle® line of breast implant products, new indications for Botox®, and new products such as Acuvail®, and Ozurdex™. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action.

In February 2008, the FDA announced in an “Early Communication” its review of certain adverse events following the use of botulinum toxins, including Botox® and Botox® Cosmetic. In April 2009, simultaneously with its approval of Dysport™, the FDA announced the completion of its review and has requested that we adopt a REMS program equivalent to the REMS program required for Dysport™. In July 2009, the FDA approved our REMS program for Botox®, which addresses the risks related to botulinum toxin spread beyond the injection site and the lack of botulinum toxin interchangeability. Further, we cannot assure you that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized or our direct-to-consumer advertising materials fail to be approved by the FDA, our operating results could be materially adversely affected.

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

In the United States, some of our pharmaceutical products are subject to competition from lower priced versions of those products and competing products from Canada, Mexico and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these other markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. These foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs and Border Protection, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. The MMA contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. For example, versions of the House and Senate bills introduced in 2009 to reform the health care industry in the United States included provisions that would have allowed the importation of pharmaceuticals from Canada and other countries. Although the provisions were not included in the final legislation passed by each chamber, we believe there will likely be future efforts to reintroduce similar proposals. Even if such changes to the U.S. import laws are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs and Border Protection and other government agencies. For example, Public Law Number 111-83, which was signed into law in October 2009 and provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits the U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the FFDCA. In addition, certain state and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may also launch importation efforts.

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

Certain of our products are produced at single manufacturing facilities, including Restasis®, our breast implant products, our obesity intervention products and our dermal filler products. In addition, we manufacture Botox® at two structurally separate facilities located adjacent to one another at a single site. We face risks inherent in manufacturing our products at a single facility or at a single site. These risks include the possibility that our manufacturing processes could be partially or completely disrupted by a fire, natural disaster, terrorist attack, foreign governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations.

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

Additionally, recent FDA marketing approval for our silicone breast implants requires that:

•	we monitor patients in our core study out to 10 years even if there has been explantation of the core device without replacement;

•	patients in the core study receive magnetic resonance imaging tests, or MRIs, at seven and nine years;

•	we conduct a large, 10-year post-approval study;

•	we monitor patients in our adjunct study through the patients’ 5-year evaluation; and

•

we conduct additional smaller evaluations, including a focus group aimed at ensuring patients are adequately informed about the risks of our silicone breast implants and that the format and content of patient labeling is adequate.

We are seeking marketing approval for other silicone breast implants in the United States, and if we obtain this approval, it may similarly be subject to significant restrictions and requirements, including the need for a patient registry, follow up MRIs and substantial post-market clinical trial commitments.

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

Health care initiatives and other third-party payor cost-containment pressures could impose financial burdens or cause us to sell our products at lower prices, resulting in decreased revenues.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased. For example, the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies.

Recently, the U.S. President, Senate and House of Representatives each have proposed significant reforms to the U.S. health care system. Some of the proposed measures include increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs, biologics or medical devices offered for sale in the United States. The proposed measures also would require manufacturers to discount drug prices to eligible patients by 50 percent at the pharmacy level and mail order services for their outpatient drugs to be covered under Medicare Part D and would increase the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program. We cannot predict at this time whether these or any future proposed reform measures will be adopted. Such cost-containment measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

Other legislative and regulatory reform measures, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, the Deficit Reduction Act of 2005, or DRA, and the hospital outpatient prospective payment system, or HOPPS, continue to significantly influence how our products are priced and reimbursed. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. Further, the DRA requires the Centers for Medicare & Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing portions of its July rule, as they affect Medicaid payment to pharmacies and the sharing by CMS of certain drug pricing data, known as average manufacturer price, or AMP. In addition, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was passed in July 2008, delays the implementation dates of these portions of the July 2007 Medicaid final rule. The MIPPA prohibits the computation of Medicaid payments based on AMP and the public availability of AMP data through September 2009. If CMS is ultimately permitted to implement this portion of its rule, changes could lead to reduced payments to pharmacies and others dispensing prescriptions for certain pharmaceutical products. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

The DRA also requires that each state collect key pricing information related to rebates owed by us and other manufacturers of certain physician administered single source drugs as a condition of that state’s receipt of future Medicaid payments from the federal government. This change went into effect on January 1, 2006 for single source drugs and may result in an increase in the rebate amounts paid by us to each state for the period from February 2006 to the present and, in some cases, for periods prior to February 2006. These rebate amounts may be substantial and may adversely affect our revenues and profitability. Furthermore, effective January 1, 2008, CMS reduced Medicare reimbursement for most separately payable physician-administered drugs under HOPPS from an average sales price plus six percent to plus five percent. An additional reduction to average sales price plus four percent went into effect January 1, 2009, which will continue for 2010, but further reductions may be imposed in the future.

Other recent federal regulatory changes include a final rule issued by the U.S. Department of Defense, or DoD, placing pricing limits on certain branded pharmaceutical products. Under the rule, effective May 26, 2009, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings utilized by other DoD programs. Pursuant to the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to modify their existing contracts with the DoD and to make refunds for prescriptions filled beginning on

January 28, 2008 and extending to future periods based on the newly applicable price limits. The refunds required by the rule exempt certain prescriptions covered by manufacturer requests for a waiver. Following a legal challenge by an industry coalition to the DoD’s final rule, on November 30, 2009, a federal district court found the rule was materially defective because it erroneously concluded the DoD was required by statute to collect refunds as the means to subject prescriptions to the price ceilings. The court allowed DoD to retain the existing rule, including the imposition of retroactive refund liability, but issued a remand for the DoD to decide whether to use a different mechanism to implement price ceilings. On February 9, 2010, the DoD published a notice seeking public comments on whether to retain its existing approach or implement a new one. The issue of DoD’s statutory authority to impose retroactive and prospective liability through refunds is on appeal.

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

Furthermore, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical and medical device products and which suppliers will be included in their prescription drug and other health care programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our revenues and profitability.

Our ability to sell our products to hospitals in the United States also depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

We encounter similar legislative, regulatory and pricing issues in most countries outside the United States. International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the price and usage of our pharmaceutical and medical device products. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which could adversely affect our revenue and results of operations.

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

•

difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the Foreign Corrupt Practices Act, or FCPA.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The FFDCA, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products.

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

The process for obtaining governmental approval to manufacture and to commercialize pharmaceutical and medical device products is rigorous, costly and typically takes many years, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and distributing our products. We may fail to obtain approval from the FDA or other governmental authorities for our product candidates, or we may experience delays in obtaining such approvals, due to varying interpretations of data or our failure to satisfy rigorous efficacy, safety and manufacturing quality standards. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.

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

Compliance with the requirements of federal and state laws pertaining to the privacy and security of health information may be time consuming, difficult and costly, and if we are unable to or fail to comply, our business may be adversely affected.

We are subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent then HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations.

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

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. In September 2009, we received service of process of an Investigative Demand from the U.S. Department of Justice for the State of Oregon. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Aczone®. In December 2009, the DOJ served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs. In January 2010, we received service of a Subpoena Duces Tecum from the Attorney General, State of Delaware. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Restasis® and Acular LS®.

The subpoenas also require us to produce a significant number of electronic and hard copy documents created over multiple years and existing in numerous electronic data bases and hard copy files. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The time and expense associated with responding to the subpoenas, and any related qui tam actions and conducting a substantive review of the documents, underlying facts and other matters involved in the DOJ’s inquiries, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of the DOJ’s inquiries. The costs of responding to the DOJ’s inquiries, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), and administrative actions could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. See Item 3 of Part I of this report, “Legal Proceedings” and Note 15, “Commitments and Contingencies,” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning the DOJ’s inquiries.

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

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the OIG Guidance and the PhRMA Code, as updated in July 2008 and effective in January 2009. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The most recent revisions to the PhRMA Code, effective January 2009, restrict or prohibit many activities previously permissible under the prior PhRMA Code, including: a prohibition on any entertainment or recreational events for non-employee health care professionals including strict limitations on meals with physicians; the elimination of non-educational business gifts; restrictions on speaker programs; and clarifications on continuing medical education funding. The updated PhRMA Code also requires that pharmaceutical companies train their representatives on all applicable laws, regulations and industry codes governing interactions with health care professionals. In addition, the AdvaMed Code also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards; medical decisions are based on the best interests of patients; and medical device companies and health care professionals comply with applicable laws, regulations and government guidance. The AdvaMed Code was updated in December 2008 and became effective in July 2009. The revisions generally follow the 2008 changes in the PhRMA Code and include limitations on consulting arrangements, entertainment, meals and gifts, among others. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws, regulations and industry codes.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to anti-bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations have recently been enforced. Failure to comply with the FCPA, other anti-bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government health care programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse affect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

If our collaborative partners do not perform, we will be unable to develop and market products as anticipated.

We have entered into collaborative arrangements with third parties to develop and market certain products, including our arrangement with GlaxoSmithKline to market Botox® in Japan and China and certain other products in the United States, our co-promotion agreement with Covidien to promote the Lap-Band® System in the United States, our agreement with Stiefel to develop and commercialize new products that include tazarotene, our collaboration with Spectrum for the development and commercialization of apaziquone and our agreement with Quintiles to co-promote Sanctura XR®, Latisse® and Aczone®. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, President Obama’s administration has recently announced a number of revenue proposals (including changes in the tax deductibility of interest payments) that could substantially impact the U.S. taxation of U.S.-based multinational corporations such as Allergan. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other local, state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

Changes in applicable tax laws may adversely affect sales or the profitability of Botox®, Botox® Cosmetic, our dermal fillers or breast implants. Because Botox® and Botox® Cosmetic are pharmaceutical products and our dermal fillers and breast implants are medical devices, we generally do not collect or pay state sales or other tax on sales of Botox®, Botox® Cosmetic, our dermal fillers or our breast implants. We could be required to collect and pay state sales or other tax associated with prior, current or future years on sales of Botox®, Botox® Cosmetic, our dermal fillers or breast implants. In addition to any retroactive taxes and corresponding interest and penalties that could be assessed, if we were required to collect or pay state sales or other tax associated with current or future years on sales of Botox®, Botox® Cosmetic, our dermal fillers or breast implants, our sales of, or our profitability from, Botox®, Botox® Cosmetic, our dermal fillers or breast implants could be adversely affected due to the increased cost associated with those products.

The terms of our debt agreements impose restrictions on us. Failure to comply with these restrictions could result in acceleration of our substantial debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

Our total indebtedness as of December 31, 2009 was approximately $1,509.4 million. This indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things:

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, customers or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We own and lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own one facility in Texas for manufacturing and warehousing.

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

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting our motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court.

Ocular Research of Boston, Inc. v. Allergan, Inc.

In August 2007, Ocular Research of Boston, Inc. filed a complaint entitled “Ocular Research of Boston, Inc. v. Allergan, Inc.” in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that our Refresh Dry Eye Therapy®, Refresh Endura® and Restasis® products infringe U.S. Patent No. 5,578,586, or the ‘586 patent, entitled “Dry Eye Treatment Process and Solution” and seeks a permanent injunction against us enjoining us from making, using, selling or offering for sale in the United States any product utilizing the patented inventions or designs claimed in the ‘586 patent. The complaint also seeks treble damages for willful infringement, interest on such damages, costs and attorneys’ fees. In November 2007, we filed an answer and counterclaims to the complaint, asserting that the patent is invalid and not infringed by any of our products. In November 2009, we filed a first amended answer and counterclaims to the original complaint. The court has scheduled a trial date for August 2, 2010.

Allergan, Inc., et al. v. Apotex, Inc., et al.

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,333,045. In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. A three-day bench trial was conducted in January 2010, the outcome of which is pending.

Allergan, Inc. v. Cayman Chemical Company, et al.

In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California. In the complaint, we allege that the defendants are infringing U.S. Patent No. 6,262,105, or the ‘105 patent, licensed to us by Murray A. Johnstone, M.D. In January 2008, we filed a motion for leave to file a second amended complaint to add Dr. Johnstone, the holder of the ‘105 patent, as a plaintiff and to add Global MDRx and ProCyte Corporation, or ProCyte, as defendants. In March 2008, the court granted the motion for leave to file a second amended complaint. In April 2008, we filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants.

In 2008, we entered into settlement agreements with Jan Marini Skin Research, Inc., Intuit Beauty, Inc., Photomedex, Inc. and ProCyte pursuant to which each party agreed to acknowledge the validity of the patents in exchange for dismissing all claims against such defendant. In July 2008, the clerk of the court entered a default judgment against Global MDRx for failure to defend against the summons. In August 2008, the court dismissed Intuit Beauty, Inc. and Jan Marini Skin Research, Inc. with prejudice. In September 2008, we and Cayman Chemical Company entered into a settlement agreement under which Cayman Chemical Company agreed to cease selling certain compounds to be used in particular types of products in exchange for dismissing all claims against them. In December 2008, we entered into a settlement agreement with Athena Bioscience, LLC under which they agreed to cease selling certain products and acknowledged the validity of our patents in exchange for our dismissing all claims against them.

In January 2009, we, along with Dr. Johnstone, filed a motion for leave to file a fourth amended complaint adding Pharma Tech, Inc., Dimensional Merchandising, Inc. and Cosmetic Technologies, Inc. as new defendants. In February 2009, we, along with Dr. Johnstone, filed a motion for default judgment and injunction against Global MDRx and the court granted our motion. In April 2009, we and Cosmetic Technologies, Inc. entered into a settlement agreement under which Cosmetic Technologies, Inc. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them.

In March 2009, we filed a complaint captioned “Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc.; Cosmetic Alchemy, LLC; Northwest Cosmetic Laboratories, LLC; Pharma Tech International, Inc.; Dimensional Merchandising, Inc.; Stella International, LLC; Product Innovations, LLC; Metrics, LLC; Nutra-Luxe M.D., LLC; Skin Research Laboratories, Inc.; Lifetech Resources LLC; Rocasuba, Inc.; Peter Thomas Roth Labs LLC; and Peter Thomas Roth, Inc.” in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,262,105, 7,351,404, and 7,388,029. In June

2009, we and La Canada Ventures, Inc. and Susan Lin, M.D. entered into a settlement agreement under which La Canada Ventures, Inc. and Susan Lin, M.D. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against La Canada Ventures, Inc. and Susan Lin, M.D.

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc. et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 12, 2010 trial date for both cases. In July 2009, we filed a motion to file a first amended complaint and Athena Cosmetics, Inc. filed a second amended answer and counterclaims to the complaint. In August 2009, the court granted our motion for leave to file a first amended complaint and we filed a motion to dismiss certain of Athena Cosmetic, Inc.’s claims and counterclaims. In September 2009, the court dismissed one of Athena Cosmetic, Inc.’s claims without prejudice and two of Athena Cosmetic, Inc.’s counterclaims with prejudice. In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint. In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials. In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, the Company filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009. The trial related to plaintiff Dee Spears began in January 2010 and is in progress.

Combigan® Patent Litigation

In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan® , a brimonidine tartrate 0.2%, timolol maleate 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz product and by the proposed Hi-Tech product. We filed complaints against Sandoz and Hi-Tech in the U.S. District Court for the Eastern District of Texas in April 2009 and June 2009, respectively, alleging, in each case, that the defendant’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. In June 2009, Sandoz filed a motion to dismiss and we filed a response to this motion in July 2009. In July 2009, Hi-Tech filed a motion to dismiss and we filed a response to this motion in September 2009. In October 2009, Hi-Tech filed a reply to our response. In October 2009, we filed a motion to consolidate the Hi-Tech action and the Sandoz action and the court granted our motion to consolidate the two actions.

In September 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon Research, Ltd., or Alcon, indicating that Alcon had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Alcon contends that U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Alcon product. In November 2009, we filed a complaint against Alcon in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that Alcon’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463.

In October 2009 and November 2009 we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert the 7,323,463 patent. In January 2010, the Hi-Tech action and the Sandoz action were consolidated with the Alcon action. In February 2010, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech contend that U.S. Patent No. 7,642,258 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. The court has scheduled an August 1, 2011 trial date for the consolidated Hi-Tech, Sandoz and Alcon actions.

In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product. In February 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Sandoz’s proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764. In February 2010, we received a Notice of Allegation letter from Sandoz Canada, indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®. In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product.

Lumigan® Patent Litigation

In March 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Barr Laboratories, Inc., or Barr, indicating that Barr had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Barr contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Barr product. In May 2009, we filed a complaint against Barr in the U.S. District Court for the District of Delaware. The complaint alleges that Barr’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649. In June 2009, Barr filed an answer to the complaint. The court has scheduled a January 10, 2011 trial date.

In December 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA, seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Sandoz product. In January 2010, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649.

Sanctura XR® Patent Litigation

In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Watson contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Watson product. In July

2009, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc. filed a complaint against Watson, Watson Laboratories, Inc. – Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Watson’s proposed product infringes U.S. Patent No. 7,410,978. In August 2009, Watson filed an answer and counterclaims to our complaint and we filed an answer to Watson’s counterclaims in September 2009.

In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Sandoz contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Sandoz product. In November 2009, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc. filed a complaint against Sandoz in the U.S. District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent No. 7,410,978. In January 2010, Sandoz filed an answer and counterclaims to our complaint. In February 2010, we filed an answer to Sandoz’s counterclaims.

Declaratory Relief Action

In October 2009, we filed a declaratory relief action in the U.S. District Court for the District of Columbia against the United States of America, the FDA, Dr. Margaret Hamburg, Commissioner of the FDA, and Kathleen Sebelius, Secretary of the United States Department of Health and Human Services, seeking a ruling that would allow us to share truthful, non-misleading information with the medical community to assist physicians in evaluating the risks and benefits of Botox® for off-label therapeutic uses. The court has scheduled an April 7, 2010 hearing date.

Government Investigations

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. In December 2009, the DOJ served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs.

In September 2009, Allergan received service of process of an Investigative Demand from the Department of Justice for the State of Oregon. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Aczone®. In January 2010, we received service of a Subpoena Duces Tecum from the Attorney General, State of Delaware. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Restasis® and Acular LS®.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ related to Botox® discussed herein and in Note 15, “Commitments and Contingencies,” in our notes to the consolidated financial statements listed under

Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

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

	2009			2008
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$35.41	$50.89	$0.05	$53.51	$70.40	$0.05
Second	43.01	50.00	0.05	51.00	60.29	0.05
Third	44.78	58.84	0.05	50.01	61.72	0.05
Fourth	53.32	64.08	0.05	28.95	52.78	0.05

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”

The approximate number of stockholders of record of our common stock was 5,374 as of February 17, 2010.

On February 2, 2010, our board of directors declared a cash dividend of $0.05 per share, payable March 12, 2010 to stockholders of record on February 19, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2009 to October 31, 2009	222,100	$56.88	222,100	14,830,123
November 1, 2009 to November 30, 2009	222,000	57.75	222,000	15,289,314
December 1, 2009 to December 31, 2009	221,900	60.34	221,900	15,320,898

Total	666,000	$58.32	666,000	N/A

(1)

We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2009, we held approximately 3.1 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Summary of Operations
Product net sales	$4,447.6	$4,339.7	$3,879.0	$3,010.1	$2,319.2
Other revenues	56.0	63.7	59.9	53.2	23.4

Total revenues	4,503.6	4,403.4	3,938.9	3,063.3	2,342.6
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	750.9	761.2	673.2	575.7	385.3
Selling, general and administrative	1,921.5	1,856.1	1,680.2	1,333.4	936.8
Research and development	706.0	797.9	718.1	1,055.5	388.3
Amortization of acquired intangible assets	146.3	150.9	121.3	79.6	17.5
Restructuring charges and asset write-offs, net	50.9	41.3	26.8	22.3	43.8

Operating income (loss)	928.0	796.0	719.3	(3.2)	570.9
Non-operating (expense) income	(79.5)	(33.8)	(54.9)	(16.3)	28.3

Earnings (loss) from continuing operations before income taxes	848.5	762.2	664.4	(19.5)	599.2
Earnings (loss) from continuing operations	623.8	564.7	487.0	(127.0)	406.8
Loss from discontinued operations	—	—	(1.7)	—	—
Net earnings attributable to noncontrolling interest	2.5	1.6	0.5	0.4	2.9
Net earnings (loss) attributable to Allergan, Inc.	$621.3	$563.1	$484.8	$(127.4)	$403.9

Basic earnings (loss) per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.05	$1.85	$1.59	$(0.43)	$1.54
Discontinued operations	—	—	—	—	—
Diluted earnings (loss) per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.03	$1.84	$1.58	$(0.43)	$1.51
Discontinued operations	—	—	(0.01)	—	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$3,106.3	$2,270.6	$2,124.2	$2,130.3	$1,825.6
Working capital	2,294.7	1,573.6	1,408.5	1,472.2	781.6
Total assets	7,536.6	6,791.8	6,578.8	5,765.4	2,850.5
Long-term debt, excluding current portion	1,491.3	1,570.5	1,499.4	1,491.1	57.5
Total stockholders’ equity	4,822.8	4,050.7	3,794.5	3,213.5	1,566.9

In the first quarter of 2009, we adopted updates to Financial Accounting Standards Board guidance related to the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion and have retrospectively adjusted the information included in the summary of operations for the years ended December 31, 2008 and 2007 and the information included in financial position as of December 31, 2008, 2007 and 2006. Based on an accounting policy election, we did not retrospectively adjust the information included in the summary of operations for the years ended December 31, 2006 and 2005 and the information included in financial position as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2009, and our financial condition at December 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.3 million at December 31, 2009 and 2008, respectively. Provisions for cash discounts deducted from consolidated sales in 2009, 2008 and 2007 were $50.4 million, $42.1 million and $35.1 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2009 and 2008 were $41.5 million and $25.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $360.6 million, $327.7 million and $297.4 million in 2009, 2008 and 2007, respectively. The increases in the amount of allowances for sales returns at December 31, 2009 compared to December 31, 2008 and the provision for sales returns in 2009 compared to 2008 are primarily due to increased sales returns related to breast implant products, additional provisions for returns related to the genericization in the United States of certain eye care pharmaceutical products and a small increase in estimated product return rates for our other specialty pharmaceuticals products. The increase in the provision for sales returns in 2008 compared to 2007 is primarily due to the overall increase in net sales in 2008 compared to 2007. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail® and Restasis®, and for certain skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $158.6 million and $102.0 million at December 31, 2009 and 2008, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $473.8 million, $306.2 million and $227.5 million in 2009, 2008 and 2007, respectively. The increases in the amounts accrued at December 31, 2009 compared to December 31, 2008 and the provisions for sales rebates and other incentive programs in 2009 compared to 2008 are primarily due to an increase in the number of incentive programs offered and an increase in activity under previously established incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products. The increase in the provisions for sales rebates and other incentive programs in 2008 compared to 2007 is primarily due to an increase in U.S. sales of products subject to managed care and contractual volume rebate and incentive programs, principally eye care pharmaceuticals, Botox® and obesity intervention products, as well as an increase in sales of our aesthetic products subject to our rebate and incentive programs. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in both 2009 and 2008, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index for All Urban Consumers, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $6.0 million to $7.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 8.25% for 2009, which is the same rate used for 2008 and 2007. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 6.03%, 6.82% and 6.43% for 2009, 2008 and 2007, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2010 pre-tax pension benefit cost by approximately $1.5 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2009 were 6.04% and 6.16%, respectively, and at December 31, 2008 were 6.19% and 5.71%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2009 were 6.19% and 5.71%, respectively, for 2008, 6.25% and 5.50%, respectively, and for 2007, 5.90% and 4.65%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2010 pre-tax pension benefit costs by approximately $3.3 million and increase our pension plans’ projected benefit obligations at December 31, 2009 by approximately $27.4 million.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $4.6 million and $8.4 million at December 31, 2009 and 2008, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. We anticipate making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities were re-determined during the first quarter of 2009 to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2009, we had approximately $2,184.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

On July 7, 2009, we acquired a 50.005% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company, or Samil, for approximately $12.8 million, net of cash acquired. On July 11, 2008, we acquired all assets relating to Aczone® (dapsone) gel 5%, a topical treatment for acne vulgaris, for approximately $150.0 million. On October 16, 2007, we acquired Esprit Pharma Holding Company, Inc., or Esprit, for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, we acquired EndoArt SA, or EndoArt, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, we acquired Groupe Cornéal Laboratoires, or Cornéal, for an aggregate purchase price of approximately $209.2 million, net of cash acquired. We accounted for the acquisitions of Samil, Esprit, EndoArt and Cornéal as business combinations. We accounted for the Aczone® acquisition as a purchase of net assets and not as a business combination. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Impairment Evaluations for Goodwill and Purchased Intangible Assets

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and historically performed our evaluation as of January 1 of each year. In July 2009, we changed the timing of our annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of accounting. Accordingly, we performed a second annual impairment assessment of goodwill in the fourth quarter of 2009. We decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to our fiscal year end reporting date. We believe this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of our annual impairment test and the preparation of our year end financial statements. This change has no effect on reported earnings for any current or prior periods.

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the January and October 2009 annual impairment assessments, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of December 31, 2009, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

Our medical device products are primarily based on consumer choice and have limited reimbursement by government or other health care plans. The negative global economic environment and related decline in consumer spending that began in 2008 and continued into 2009 resulted in a decline in the sales and profitability of our medical device products in 2009 compared to 2008. Although the estimated fair value of the medical devices segment exceeded its carrying value by 6.9% at October 1, 2009, the date of our latest annual impairment test, the excess of estimated fair value over carrying value has declined from our previous evaluations. If the profitability of the medical devices segment continues to decline and does not meet our profitability and cash flow expectations in 2010 and strategic future profitability and cash flow expectations beyond 2010, there could be a potential future impairment of goodwill for our medical devices segment. One of the most important assumptions used in our valuation models to estimate the fair value of the medical devices segment is the amount of promotion, selling and marketing expenses required to maintain future projected net sales. As a sensitivity measure, a one percentage point increase in the assumed ratio to net sales for promotion, selling and marketing expenses beginning in 2010 and extending through the entire strategic valuation period beyond 2010 would cause an approximate 2.1 percentage point decrease in the excess amount of estimated fair value over carrying value for the medical devices segment.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. We did not record any impairment charges in 2009. In 2008, we recorded a pre-tax impairment charge of $5.6 million for an intangible asset related to the phase out of a collagen product.

In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR® to general practitioners, which resulted in a significant reduction in our urology sales force. In September 2009, we announced a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles will promote Sanctura XR® to general practitioners in the United States. In our valuation models used to estimate the fair value of our developed technology intangible asset related to Sanctura XR®, we analyzed estimated future net sales and cash flows with and without a long-term partner to promote Sanctura XR® to general practitioners. Under both scenarios, the estimated fair value of the developed technology intangible asset exceeded its carrying value as of December 31, 2009. The excess of estimated fair value under the scenario assuming no long-term partner to promote Sanctura XR® to general practitioners exceeded the carrying value by approximately $60.0 million. The combined total amount of intangibles and a related $20.0 million prepaid royalty asset subject to the impairment evaluation at December 31, 2009 is $381.4 million. If the actual estimated future net sales, operating expenses and cash flows differ significantly from our expectations, there could be a potential future impairment of the Sanctura XR® developed technology asset.

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

Discontinued Operations

On July 2, 2007, we completed the sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition in January 2007, for $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current liabilities of $4.2 million. We recorded a pre-tax loss of $1.3 million ($1.0 million net of tax) associated with the sale.

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

Continuing Operations

Headquartered in Irvine, California, we are a multi-specialty health care company focused on discovering, developing and commercializing innovative pharmaceuticals, biologics and medical devices that enable people to live life to its greatest potential — to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At December 31, 2009, we employed approximately 8,300 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Continuing Operations

We operate our business on the basis of two reportable segments – specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System; and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2009	2008	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,100.6	$2,009.1	$91.5	$144.9	$(53.4)	4.6%	7.2%	(2.6)%
Botox®/Neuromodulator	1,309.6	1,310.9	(1.3)	32.5	(33.8)	(0.1)%	2.5%	(2.6)%
Skin Care	208.0	113.7	94.3	94.4	(0.1)	82.9%	83.0%	(0.1)%
Urologics	65.6	68.6	(3.0)	(3.0)	—	(4.4)%	(4.4)%	—%

Total Specialty Pharmaceuticals	3,683.8	3,502.3	181.5	268.8	(87.3)	5.2%	7.7%	(2.5)%

Medical Devices:
Breast Aesthetics	287.5	310.0	(22.5)	(15.2)	(7.3)	(7.3)%	(4.9)%	(2.4)%
Obesity Intervention	258.2	296.0	(37.8)	(32.2)	(5.6)	(12.8)%	(10.9)%	(1.9)%
Facial Aesthetics	218.1	231.4	(13.3)	(7.1)	(6.2)	(5.7)%	(3.1)%	(2.6)%

Total Medical Devices	763.8	837.4	(73.6)	(54.5)	(19.1)	(8.8)%	(6.5)%	(2.3)%

Total product net sales	$4,447.6	$4,339.7	$107.9	$214.3	$(106.4)	2.5%	4.9%	(2.4)%

Domestic product net sales	65.4%	64.6%
International product net sales	34.6%	35.4%

Selected Product Net Sales(a):
Alphagan® P, Alphagan® and Combigan®	$414.5	$398.1	$16.4	$26.8	$(10.4)	4.1%	6.7%	(2.6)%
Lumigan® Franchise	456.5	426.2	30.3	46.4	(16.1)	7.1%	10.9%	(3.8)%
Restasis®	522.9	444.0	78.9	79.1	(0.2)	17.8%	17.8%	—%
Sanctura® Franchise	65.6	68.2	(2.6)	(2.6)	—	(3.8)%	(3.8)%	—%
Latisse®	73.7	—	73.7	73.7	—	—%	—%	—%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2008	2007	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,009.1	$1,776.5	$232.6	$205.8	$26.8	13.1%	11.6%	1.5%
Botox®/Neuromodulator	1,310.9	1,211.8	99.1	87.1	12.0	8.2%	7.2%	1.0%
Skin Care	113.7	110.7	3.0	3.0	—	2.7%	2.7%	—%
Urologics	68.6	6.0	62.6	62.6	—	1,043.3%	1,043.3%	—%

Total Specialty Pharmaceuticals	3,502.3	3,105.0	397.3	358.5	38.8	12.8%	11.5%	1.3%

Medical Devices:
Breast Aesthetics	310.0	298.4	11.6	6.2	5.4	3.9%	2.1%	1.8%
Obesity Intervention	296.0	270.1	25.9	24.4	1.5	9.6%	9.0%	0.6%
Facial Aesthetics	231.4	202.8	28.6	24.8	3.8	14.1%	12.2%	1.9%

Core Medical Devices	837.4	771.3	66.1	55.4	10.7	8.6%	7.2%	1.4%
Other(b)	—	2.7	(2.7)	(2.7)	—	(100.0)%	(100.0)%	—%

Total Medical Devices	837.4	774.0	63.4	52.7	10.7	8.2%	6.8%	1.4%

Total product net sales	$4,339.7	$3,879.0	$460.7	$411.2	$49.5	11.9%	10.6%	1.3%

Domestic product net sales	64.6%	65.7%
International product net sales	35.4%	34.3%

Selected Product Net Sales(a):
Alphagan® P, Alphagan® and Combigan®	$398.1	$341.4	$56.7	$50.1	$6.6	16.6%	14.7%	1.9%
Lumigan® Franchise	426.2	391.7	34.5	27.3	7.2	8.8%	7.0%	1.8%
Other Glaucoma	14.8	15.3	(0.5)	(1.1)	0.6	(3.3)%	(7.4)%	4.1%
Restasis®	444.0	344.5	99.5	99.5	—	28.9%	28.9%	—%
Sanctura® Franchise	68.2	4.9	63.3	63.3	—	1,298.1%	1,298.1%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

(b)

Other medical devices sales primarily consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the sale of the former Cornéal ophthalmic surgical device business in the third quarter of 2007, which was substantially concluded in the fourth quarter of 2007.

Product Net Sales

Product net sales increased by $107.9 million in 2009 compared to 2008 due to an increase of $181.5 million in our specialty pharmaceuticals product net sales, partially offset by a decrease of $73.6 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to sales increases in our eye care pharmaceutical and skin care product lines, partially offset by small decreases in our Botox® and urologics product lines. The decrease in medical devices product net sales reflects a decrease in product net sales across all of our medical device product lines. Net sales were negatively affected by a general weakening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during 2009 compared to 2008.

Several of our products, including Botox® Cosmetic, and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. We believe the negative economic environment and related decline in consumer spending that began in the second half of 2008 and continued into 2009 had a negative effect on our sales, operations and profitability in 2009. If negative economic conditions continue to prevail during 2010, we believe there could be a corresponding negative effect on our sales, operations and profitability in 2010.

In the second half of 2008 and early in 2009, the U.S. dollar strengthened significantly compared to certain foreign currencies of countries where we operate. The foreign currency exchange rates between the U.S. dollar and these currencies that prevailed in 2009 negatively affected our net sales in 2009 compared to 2008. If the U.S. dollar strengthens against these currencies in 2010, our net sales could be negatively affected in 2010 compared to 2009.

Recently, the U.S. Congress proposed significant reforms to the U.S. health care system. Both the U.S. Senate and House of Representatives have proposed major health care reform measures, some of which include increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs, biologics or medical devices offered for sale in the United States. At this time, we cannot predict which or whether any of these reform measures will be adopted into law. Furthermore, we cannot predict the extent to which our business may be affected by potential legislative or regulatory developments, and our sales, operations and profitability could be negatively affected if the regulations are enacted.

Eye care pharmaceuticals product net sales increased in 2009 compared to 2008 primarily due to strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma and an increase in new product sales of Acuvail®, our advanced, preservative-free formulation of ketorolac, which we launched in the United States in the third quarter of 2009, partially offset by lower sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, lower sales of our non-steroidal anti-inflammatory drugs Acular® and Acular LS® and a small decline in sales in dollars of artificial tears products. Generic formulations of Alphagan®, Alphagan® P 0.15%, Acular® and Acular LS® had a negative effect on our sales of these products in 2009. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to an overall net increase in the volume of product sold and a shift in sales mix to a greater percentage of higher priced products, partially offset by the negative impact on our international product net sales from a general weakening of foreign currencies compared to the U.S. dollar. During 2009, we increased the published list prices for certain eye care pharmaceutical products in the United States. Effective January 3, 2009, we increased the published U.S. list price for Combigan®, Lumigan® and Zymar® by five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Acular® and Acular LS® by eight percent, and Elestat® by seven percent, and effective January 24, 2009, we increased the published list price in the United States for Restasis® by five percent. Effective April 1, 2009, we increased the published U.S. list price of Acular® and Acular LS® by an additional nine percent, and effective May 2, 2009, we increased the published U.S. list price of Alphagan® P 0.15% by an additional eight percent. Effective August 1, 2009, we increased the published U.S. list price of Alphagan® P 0.15%, Acular® and Acular LS® by an additional eight percent and Alphagan® P 0.1% by an additional five percent. Effective October 3, 2009, we increased the published U.S. list price of Combigan®, Lumigan® and Restasis® by an additional five percent and Zymar® by an additional seven percent. These price increases had a positive net effect on our U.S. sales for 2009 compared to 2008, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Botox® product net sales decreased slightly in 2009 compared to 2008 primarily due to the negative impact of a general weakening of foreign currencies compared to the U.S. dollar on our international Botox® sales and a decrease in sales of Botox® Cosmetic in the United States, partially offset by an increase in sales of Botox® for therapeutic use in the United States and an increase in sales of Botox® Cosmetic in Asia Pacific and Latin America. We believe sales of Botox®, primarily Botox® Cosmetic, were negatively impacted in 2009 by declines in consumer spending in most of our principal geographic markets and by the introduction of a competitive product in the United States. Based on internal information and assumptions, we estimate in 2009 that Botox® therapeutic sales accounted for approximately 52% of total consolidated Botox® sales and grew at a rate of approximately 4% compared to 2008. In 2009, Botox® Cosmetic sales accounted for approximately 48% of total consolidated Botox® sales and decreased by approximately 4% compared to 2008. We believe our worldwide market share for neuromodulators, including Botox® , is currently approximately 82%.

Skin care product net sales increased in 2009 compared to 2008 primarily due to new product sales of Latisse®, our treatment for hypotrichosis, or inadequate eyelashes, which we launched in the United States in January 2009, and sales of Aczone®, which we launched in the fourth quarter of 2008, partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis. Net sales of Tazorac®, Zorac® and Avage® decreased $9.8 million, or 12.7%, to $67.4 million in 2009, compared to $77.2 million in 2008. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by approximately ten percent effective January 3, 2009 and an additional nine percent effective October 3, 2009.

Urologics product net sales, which are presently concentrated in the United States and consist primarily of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in 2009 compared to 2008. Net sales of our Sanctura® franchise products decreased $2.6 million to $65.6 million in 2009 compared to $68.2 million in 2008. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR®, our once-daily anticholinergic for the treatment of OAB, to general practitioners, which resulted in a significant reduction in our urology sales force. In September 2009, we announced a co-promotion agreement with Quintiles, under which Quintiles will promote Sanctura XR® to general practitioners in the United States. We increased the published U.S. list price for Sanctura XR® by fourteen percent effective January 3, 2009 and by an additional seven percent on October 3, 2009. We increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, by eight percent effective January 3, 2009, by an additional nine percent on June 1, 2009 and by an additional nine percent on October 3, 2009.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2009, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, decreased in 2009 compared to 2008 primarily due to a decrease in sales in the United States, Europe, and Latin America, partially offset by a small increase in sales in Asia Pacific. The decline in sales of breast aesthetics products in the United States was primarily due to lower unit volume, partially offset by the transition from lower priced saline products to higher priced silicone gel products. We believe that sales of our breast aesthetics products were negatively impacted in 2009 by declines in consumer spending in all of our principal geographic markets.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems, decreased in 2009 compared to 2008 primarily due to decreases in sales in the United States and most of our other principal geographic markets. Our Orbera™ Intragastric Balloon System sales grew strongly on a small sales base. We believe sales of obesity intervention products in the United States and other principal geographic markets were negatively impacted in 2009 by declines in consumer spending given substantial patient co-pays.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, decreased in 2009 compared to 2008 primarily due to a decrease in sales in the United States and Europe. The decrease in net sales of facial aesthetics products was partially offset by an increase in sales in Asia Pacific, Latin America and Canada, primarily due to the launch of Juvéderm® Ultra with lidocaine in those markets. We believe sales of facial aesthetics products were negatively impacted in 2009 by declines in consumer spending in all of our principal geographic markets. Sales of facial aesthetics products were also negatively affected by a general decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes decreased product net sales by $106.4 million in 2009 compared to 2008, primarily due to the weakening of the euro, U.K. pound, Brazilian real, Mexican peso, Australian dollar and Canadian dollar compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales increased by 0.8 percentage points to 65.4% in 2009 compared to U.S. sales of 64.6% in 2008, due primarily to an increase in U.S skin care net sales and an increase in U.S. sales of eye care pharmaceuticals as a percentage of total eye care pharmaceutical net sales, partially offset by a decline in U.S. product net sales as a percentage of total product net sales for Botox® and our medical device product lines. A significant portion of the increase in U.S. sales as a percentage of total product net sales in 2009 compared to 2008 is related to the general weakening of foreign currencies compared to the U.S. dollar in countries where we operate.

Product net sales increased by $460.7 million in 2008 compared to 2007 due to the combined result of an increase of $397.3 million in our specialty pharmaceuticals product net sales and an increase of $63.4 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales reflects growth across all of our specialty pharmaceutical product lines. The increase in medical devices product net sales reflects growth across all of our core medical device product lines, partially offset by a decrease in other ophthalmic surgical medical device product net sales. Net sales were also positively affected by a general strengthening of foreign currencies compared to the U.S. dollar in the foreign countries where we operated during 2008 compared to 2007.

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

Skin care sales increased in 2008 compared to 2007 primarily due to sales of Aczone®, which we launched in the fourth quarter of 2008, an increase in sales of Vivité®, a line of physician dispensed skin care products launched in 2007 and sales of our Clinique Medical skin care line, which is marketed in collaboration with Clinique, a division of The Estée Lauder Companies, and was launched in the fourth quarter of 2008. These increases were partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis, and lower sales of other physician dispensed creams, including M.D. Forte® and Prevage® MD. Net sales of Tazorac®, Zorac® and Avage® decreased $2.7 million, or 3.4%, to $77.2 million in 2008, compared to $79.9 million in 2007. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by five percent effective January 19, 2008.

In connection with our Esprit acquisition in October 2007, we acquired a new product line focused on the urologics market. Beginning in the fourth quarter of 2007, we began to recognize sales of Sanctura®, Esprit’s twice-a-day anticholinergic treatment for OAB. In January 2008, we launched Sanctura XR®, an improved once-daily anticholinergic treatment for OAB. Net sales of our Sanctura® franchise products were $68.2 million in 2008 compared to $4.9 million in 2007.

Breast aesthetics product net sales increased in 2008 compared to 2007 primarily due to sales growth in Europe, Latin America and Asia Pacific and the rapid transition of the market in North America from lower priced saline products to higher priced silicone gel products since the U.S. Food and Drug Administration, or FDA, approval of silicone gel breast implants in November 2006. This increase in sales was partially offset by a slight decrease in breast aesthetics product net sales in North America, primarily due to a decline in the number of breast implant units sold in the United States. We believe the rate of growth in net sales of breast aesthetics products in the United States and Europe was negatively impacted in 2008 by declines in consumer spending.

Obesity intervention product net sales increased in 2008 compared to 2007 due to strong sales growth rates in Canada, the United Kingdom, Australia and Latin America and a low rate of sales growth on a large sales base in the United States. We believe the rate of growth in net sales of obesity intervention products was negatively impacted in 2008 by the introduction of a competitive product in the United States and by declines in consumer spending in the United States.

Facial aesthetics product net sales increased in 2008 compared to 2007 primarily due to strong sales growth in Europe and Canada, primarily due to the 2008 launch of Juvéderm® Ultra with lidocaine in those markets, and sales growth in the United States, Latin America and Asia Pacific. The increase in net sales of facial aesthetics products was partially offset by a general decline in sales of older generation collagen-based dermal fillers. We believe the rate of growth in net sales of facial aesthetics products was negatively impacted in 2008 by declines in consumer spending in the United States and Europe.

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

U.S. product net sales as a percentage of total product net sales decreased by 1.1 percentage points to 64.6% in 2008 compared to U.S. sales of 65.7% in 2007, due primarily to an increase in international product net sales as a percentage of total product net sales of our Botox®, eye care pharmaceuticals, breast aesthetics, obesity intervention and facial aesthetics product lines, partially offset by an increase in sales of our urologics products, which are sold only in the United States, and an increase in U.S. sales of our skin care products.

Other Revenues

Other revenues decreased $7.7 million to $56.0 million in 2009 compared to $63.7 million in 2008. The decrease in other revenues in 2009 compared to 2008 is primarily due to a decrease in reimbursement income for services provided under co-promotion agreements related to Botox® and our Lap-Band® obesity intervention products, lower royalty income on sales of Botox® in Japan and China by GlaxoSmithKline, or GSK, and a decline in other reimbursement income. The decline in other revenues was partially offset by an increase in royalty income due primarily to sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, and sales of Lumigan® in Japan by Senju Pharmaceutical Co., Ltd.

Other revenues increased $3.8 million to $63.7 million in 2008 compared to $59.9 million in 2007. The increase in other revenues in 2008 compared to 2007 was primarily due to an increase in royalty income from sales of Botox® in Japan and China by GSK under a licensing agreement and an increase in reimbursement income for services provided under a co-promotion agreement related to our Lap-Band® obesity intervention products, partially offset by a decline in other reimbursement income.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	Year Ended December 31,
	2009	2008	2007
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.3	1.5	1.5
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	16.9	17.5	17.4
Selling, general and administrative	43.2	42.8	43.3
Research and development	15.9	18.4	18.5
Amortization of acquired intangible assets	3.3	3.5	3.1
Restructuring charges	1.1	1.0	0.7

Operating income	20.9	18.3	18.5
Non-operating expense	(1.8)	(0.7)	(1.4)

Earnings from continuing operations before income taxes	19.1%	17.6%	17.1%

Net earnings from continuing operations attributable to Allergan, Inc.	14.0%	13.0%	12.5%

Cost of Sales

Cost of sales decreased $10.3 million, or 1.4%, in 2009 to $750.9 million, or 16.9% of product net sales, compared to $761.2 million, or 17.5% of product net sales in 2008. Cost of sales in 2009 includes charges of $14.4 million for the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility, $5.0 million related to the modification of certain employee stock options in connection with our 2009 restructuring plan and $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Samil. Cost of sales in 2008 includes charges of $11.7 million for the purchase accounting fair market value inventory adjustment rollout related to the Esprit acquisition and $8.8 million for the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility. Excluding the effect of these charges, cost of sales decreased $10.0 million, or 1.4%, in 2009 compared to 2008. This decrease in cost of sales, excluding the charges described above, primarily resulted from a change in the mix of product net sales due to the combined effect of the increase of our specialty pharmaceuticals product net sales and decline in our medical devices product net sales in 2009 compared to 2008. Generally, our specialty pharmaceutical products have lower cost of sales as a percentage of product net sales than our medical device products. Cost of sales as a percentage of product net sales decreased for our total specialty pharmaceuticals products and increased slightly for our total medical devices products in 2009 compared to 2008.

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

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $65.4 million, or 3.5%, to $1,921.5 million, or 43.2% of product net sales, in 2009 compared to $1,856.1 million, or 42.8% of product net sales, in 2008. SG&A expenses in 2009 include a $52.6 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $32.2 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®, an $18.0 million contribution to The Allergan Foundation, a $14.0 million gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product and $0.4 million of integration and transition costs related to our acquisition of Cornéal. In 2008, SG&A expenses included $25.7 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, a $13.2 million settlement related to the termination of a distribution agreement in Korea, an impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, $2.1 million of integration and transition costs related to the acquisitions of Esprit and Cornéal, $0.9 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. Excluding the effect of the items described above, SG&A expenses increased $21.1 million, or 1.2%, to $1,830.0 million, or 41.1% of product net sales, in 2009 compared to $1,808.9 million, or 41.7% of product net sales in 2008. The current year increase in SG&A expenses in dollars primarily relates to an increase in promotion expenses, partially offset by a decline in selling expenses and general and administrative expenses. The increase in promotion expenses was primarily due to launch-

related expenses for Latisse® and direct-to-consumer advertising for Latisse® and Restasis®. The decrease in selling expenses and general and administrative expenses, excluding the items discussed above, principally relates to a decline in personnel and related incentive compensation costs due to the impact of our 2009 restructuring plan, partially offset by additional selling expenses associated with the launches of Latisse® in 2009 and Aczone® in the fourth quarter of 2008. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2009 compared to 2008 is primarily due to the lower 1.2% increase in SG&A expenses relative to the higher 2.5% increase in product net sales during the same period.

SG&A expenses increased $175.9 million, or 10.5%, to $1,856.1 million, or 42.8% of product net sales, in 2008 compared to $1,680.2 million, or 43.3% of product net sales, in 2007. In 2008, SG&A expenses included $25.7 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, a $13.2 million settlement related to the termination of a distribution agreement in Korea, an impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, $2.1 million of integration and transition costs related to the acquisitions of Esprit and Cornéal, $0.9 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. In 2007, SG&A expenses include $14.5 million of integration and transition costs related to the acquisitions of Esprit, Cornéal, EndoArt and Inamed Corporation, or Inamed, $6.4 million of expenses associated with the settlement of a patent dispute assumed in the Inamed acquisition that related to tissue expanders and $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Excluding the effect of these items, SG&A expenses increased $151.9 million, or 9.2%, to $1,808.9 million, or 41.7% of product net sales, in 2008 compared to $1,657.0 million, or 42.7% of product net sales in 2007. The increase in SG&A expenses in 2008 compared to 2007 in dollars primarily relates to increases in selling, marketing and general and administrative expenses, partially offset by a decline in promotion expenses. The increase in selling and marketing expenses in 2008 compared to 2007 principally relates to the addition of our U.S. urologics sales force in the fourth quarter of 2007 related to the Esprit acquisition. In addition, the increase in selling and marketing expenses was also impacted by an increase in personnel and related incentive compensation costs driven by the expansion of our U.S. and Asia Pacific facial aesthetics sales forces, as well as launch-related expenses for Sanctura XR®, Combigan® and Aczone® in the United States and Juvéderm® Ultra with lidocaine in Europe. The increase in general and administrative expenses principally relates to an increase in legal, finance and information systems costs, as well as the expansion of our management team in Asia. The decline in promotion expenses is primarily due to reduced direct-to-consumer advertising and other promotional costs for our medical device products in the United States, partially offset by launch-related promotion expenses for Sanctura XR®, Combigan® and Aczone® and an increase in spending in Europe related to our Juvéderm® product line. SG&A expenses as a percentage of product net sales declined in 2008 compared to 2007 due primarily to lower promotion expenses, partially offset by higher selling expenses, as a percentage of product net sales.

Research and Development

Research and development, or R&D, expenses decreased $91.9 million, or 11.5%, to $706.0 million in 2009, or 15.9% of product net sales, compared to $797.9 million, or 18.4% of product net sales in 2008. R&D expenses in 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for the treatment of diseases of the eye from Pieris AG that has not yet achieved regulatory approval and a $21.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses in 2008 included a charge of $41.5 million for an upfront payment for the in-licensing of apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer, from Spectrum Pharmaceuticals, Inc., a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, a charge of $7.0 million for an upfront payment for the in-licensing of pre-clinical drug compounds to treat diseases of the eye from Polyphor Ltd. and a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc. Excluding the effect of the charges described above, R&D expenses decreased by $54.2 million, or 7.4%, to $675.0 million in 2009, or 15.2% of product net sales, compared to $729.2 million, or 16.8% of product net sales, in 2008. The decrease in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily a result of a reduction in spending on certain new technology discovery programs, the completion of several late-stage development programs for eye care pharmaceutical products, including Ozurdex™, Trivaris™ and Acuvail®, a reduction in expenses related to the filing in the third quarter of 2009 of the sBLA with the FDA for the use of Botox® to treat chronic migraine, and a reduction in development expenses for Latisse®, partially offset by an increase in expenses for the development of Juvéderm® Ultra XC and Ultra Plus XC with lidocaine and the development of urology products, primarily apaziquone.

R&D expenses increased $79.8 million, or 11.1%, to $797.9 million in 2008, or 18.4% of product net sales, compared to $718.1 million, or 18.5% of product net sales in 2007. R&D expenses in 2008 included a charge of $41.5 million for an upfront payment for the in-licensing of apaziquone, a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, a charge of $7.0 million for an upfront payment for the in-licensing of pre-clinical drug compounds to treat diseases of the eye from Polyphor Ltd. and a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc. R&D expenses in 2007 included a charge of $72.0 million for in-process research and development assets acquired in the EndoArt acquisition. In-process research and development represents an estimate of the fair value of purchased in-process technology as of the date of acquisition that had not reached technical feasibility and had no alternative future uses in its current state. Excluding the effect of the charges described above, R&D expenses increased by $83.1 million, or 12.9%, to $729.2 million in 2008, or 16.8% of product net sales, compared to $646.1 million, or 16.7% of product net sales, in 2007. The increase in R&D expenses in dollars, excluding the charges described above, was primarily a result of higher rates of investment in our eye care pharmaceuticals for next-generation products and line extensions as well as increased spending on Botox® for OAB and benign prostate hyperplasia programs, Latisse®, alpha agonists for the treatment of neuropathic pain and breast implant follow-up studies, partially offset by a reduction in expenses related to memantine and Botox® for the treatment of chronic migraine. The increase in R&D expenses, excluding the charges described above, as a percentage of product net sales in 2008 compared to 2007 was primarily due to the 12.9% increase in R&D expenses relative to the lower percentage increase in product net sales during the same period.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $4.6 million to $146.3 million in 2009, or 3.3% of product net sales, compared to $150.9 million, or 3.5% of product net sales in 2008. The decrease in amortization expense in dollars and as a percentage of product net sales is primarily due to a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed, the majority of which became fully amortized at the end of the first quarter of 2009, partially offset by an increase in the balance of other intangible assets subject to amortization, primarily related to our July 2008 purchase of the Aczone® developed technology and a December 2008 milestone payment related to Latisse®.

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

Restructuring Charges and Integration Costs

Restructuring charges in 2009 were $50.9 million, consisting of $42.2 million related to the 2009 restructuring plan, $8.4 million related to the restructuring and phased closure of the Arklow facility and

$0.3 million of other restructuring charges. Restructuring charges in 2008 were $41.3 million, consisting of $27.2 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations and $7.5 million of other restructuring charges. Restructuring charges in 2007 were $26.8 million, consisting of $16.6 million related to the restructuring and integration of the Cornéal operations, $9.2 million related to restructuring and integration of the Inamed operations and $1.0 million of other restructuring charges.

2009 Restructuring Plan

On February 4, 2009, we announced a restructuring plan that involved a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan were U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as we adjusted our back-office structures to a reduced short-term sales outlook for some businesses. The restructuring plan also included modest workforce reductions in other functions as we re-engineered our processes to increase efficiency and productivity.

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

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications will be recognized ratably from the modification date to the employees’ expected termination date. The fair value of the modifications to all share-based awards was generally estimated using a lattice model. The total incremental pre-tax compensation expense associated with the modifications attributable to the 2009 restructuring plan was $11.0 million.

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009. The restructuring charges primarily consist of employee severance and other one-time termination benefits. During 2009, we recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during 2009:

	Employee Severance	Other	Total
		(in millions)
Net charge during 2009	$32.6	$9.6	$42.2
Spending	(26.6)	(7.8)	(34.4)

Balance at December 31, 2009 (included in “Other accrued expenses”)	$6.0	$1.8	$7.8

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

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, we have recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2009 and 2008, we recorded $8.4 million and $27.2 million of pre-tax restructuring charges, respectively. During 2009, we recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During 2008, we recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of SG&A expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

The following table presents the restructuring activities related to the phased closure of the Arklow facility through December 31, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during 2009	3.4	4.1	0.9	8.4
Spending	(13.9)	(5.2)	(0.5)	(19.6)
Foreign exchange translation effects	(0.7)	0.1	0.1	(0.5)

Balance at December 31, 2009 (included in “Other accrued expenses”)	$0.3	$3.5	$0.6	$4.4

Other Restructuring Activities and Integration Costs

Included in 2009 are a $0.3 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008, and $0.6 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations.

Included in 2008 are $3.4 million of restructuring charges related to the closure of our collagen manufacturing facility in Fremont, California, $4.0 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations, $6.6 million of restructuring charges related to our 2007 acquisition of Cornéal and $0.1 million of restructuring charges related to our 2007 acquisition of EndoArt.

Included in 2007 are $7.5 million of restructuring charges related to our 2006 acquisition of Inamed, $1.7 million of restructuring charges related to the closure of our collagen manufacturing facility in Fremont, California, $1.0 million of restructuring charges for an abandoned leased facility related to the fiscal year 2005 restructuring and streamlining of our European operations and $16.6 million of restructuring charges related to our 2007 acquisition of Cornéal.

Included in 2009 are $0.4 million of SG&A expenses related to transaction costs associated with our Samil acquisition and $0.4 million of SG&A expenses related to integration costs associated with our Cornéal acquisition. Included in 2008 are $0.1 million of cost of sales and $2.1 million of SG&A expenses related to integration costs associated with our acquisitions of Esprit and Cornéal. Included in 2007 are $0.2 million of cost of sales and $14.5 million of SG&A expenses related to integration costs associated with our acquisitions of Esprit, Cornéal, EndoArt and Inamed.

Operating Income

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process R&D expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

For 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $299.1 million, compensation expense from stock option modifications of $78.6 million and asset impairments and accelerated depreciation costs of $2.3 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $32.2 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $14.5 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs of $0.4 million related to our joint venture investment in Korea, a gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product of $14.0 million, and other net indirect costs of $14.4 million.

For 2008, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $317.5 million, charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $25.7 million, a $13.2 million charge related to the termination of a distribution agreement in Korea, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $10.0 million, impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, integration and transition costs related to the acquisitions of Esprit and Cornéal of $2.2 million, transaction costs related to the Aczone® asset acquisition of $0.6 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $20.9 million.

For 2007, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $292.2 million, integration and transition costs related to the Esprit, EndoArt, Cornéal and Inamed acquisitions of $14.7 million, $6.4 million of expenses associated with the settlement of a patent dispute, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, purchase accounting fair market value inventory adjustments related to the Esprit and Cornéal acquisitions of $3.3 million and other net indirect costs of $18.1 million.

The following table presents operating income for each reportable segment for the years ended December 31, 2009, 2008 and 2007 and a reconciliation of our segments’ operating income to consolidated operating income:

	2009	2008	2007
	(in millions)
Operating income:
Specialty pharmaceuticals	$1,370.8	$1,220.1	$1,047.9
Medical devices	189.2	222.0	207.1

Total segments	1,560.0	1,442.1	1,255.0
General and administrative expenses, other indirect costs and other adjustments	456.7	475.2	337.0
In-process research and development	—	—	72.0
Amortization of acquired intangible assets(a)	124.4	129.6	99.9
Restructuring charges	50.9	41.3	26.8

Total operating income	$928.0	$796.0	$719.3

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income for the year ended December 31, 2009 was $928.0 million, or 20.9% of product net sales, compared to consolidated operating income of $796.0 million, or 18.3% of product net sales in 2008. The $132.0 million increase in consolidated operating income was due to a $107.9 million increase in product net sales, a $10.3 million decrease in cost of sales, a $91.9 million decrease in R&D expenses and a $4.6 million decrease in amortization of acquired intangible assets, partially offset by a $7.7 million decrease in other revenues, a $65.4 million increase in SG&A expenses and a $9.6 million increase in restructuring charges. Our consolidated operating income in 2009 includes charges totaling $78.6 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in 2009 was $1,370.8 million, compared to operating income of $1,220.1 million in 2008. The $150.7 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and skin care product lines and a decrease in selling and R&D expenses, partially offset by increased investments in promotion activities and a small increase in marketing expenses.

Our medical devices segment operating income in 2009 was $189.2 million, compared to operating income of $222.0 million in 2008. The $32.8 million decrease in our medical devices segment operating income was due primarily to the $73.6 million decrease in product net sales across all product lines, partially offset by an overall decrease in promotion, selling and marketing expenses.

Our consolidated operating income for the year ended December 31, 2008 was $796.0 million, or 18.3% of product net sales, compared to consolidated operating income of $719.3 million, or 18.5% of product net sales in 2007. The $76.7 million increase in consolidated operating income was due to a $460.7 million increase in product net sales and a $3.8 million increase in other revenues, partially offset by an $88.0 million increase in cost of sales, a $175.9 million increase in SG&A expenses, a $79.8 million increase in R&D expenses, a $29.6 million increase in amortization of acquired intangible assets and a $14.5 million increase in restructuring charges.

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

Non-Operating Income and Expenses

Total net non-operating expense in 2009 was $79.5 million compared to $33.8 million in 2008. Interest income in 2009 was $7.0 million compared to interest income of $33.5 million in 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.3 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $351.0 million in 2009 compared to 2008. Interest income in 2008 also included $3.5 million of statutory interest income related to income taxes. Interest expense decreased $8.6 million to $76.9 million in 2009 compared to $85.5 million in 2008, primarily due to $14.3 million recognized as an offset to interest expense in 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $7.9 million recognized as an offset to interest expense in 2008. Additionally, interest expense also decreased due to a decrease in average outstanding borrowings in 2009 compared to 2008. During 2009, we recorded a net unrealized loss on derivative instruments of $13.6 million compared to a net unrealized gain of $14.8 million in 2008. During 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $20.6 million in 2009, consisting primarily of $15.3 million in net realized losses from foreign currency transactions and a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes. Other, net income was $3.4 million in 2008, consisting primarily of $2.9 million in net realized gains from foreign currency transactions.

Total net non-operating expense in 2008 was $33.8 million compared to $54.9 million in 2007. Interest income in 2008 was $33.5 million compared to interest income of $65.3 million in 2007. The decrease in interest income was primarily due to lower average cash equivalent balances earning interest of approximately $147.0 million and a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.4 percentage points in 2008 compared to 2007, partially offset by $3.5 million of statutory interest income related to income taxes recorded in 2008. Interest expense decreased $9.1 million to $85.5 million in 2008 compared to $94.6 million in 2007, primarily due to $7.9 million recognized in 2008 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $0.3 million recognized in 2007 and a decrease in average outstanding borrowings in 2008 compared to 2007. During 2008, we recorded a net unrealized gain on derivative instruments of $14.8 million compared to a net unrealized loss of $0.4 million in 2007. Other, net income was $3.4 million in 2008, consisting primarily of $2.9 million in net realized gains from foreign currency transactions. Other, net expense was $25.2 million in 2007, consisting primarily of $25.0 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate in 2009 was 26.5% compared to the effective tax rate of 25.9% in 2008. Included in our operating income for 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and a $18.0 million contribution to The Allergan Foundation. In 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes. We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefit of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the year ended December 31, 2009 is summarized below:

2009
(in millions)
Earnings from continuing operations before income taxes, as reported	$848.5
Net gain on sale of investments	(24.6)
Gain on settlement of a manufacturing and distribution agreement	(14.0)
Loss on extinguishment of a portion of the 2026 Convertible Notes	5.3
Restructuring charges	50.9
Charges related to the modification of certain employee stock options	78.6
Rollout of retention termination benefits and accelerated depreciation and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	14.5
Upfront payment of technology that has not achieved regulatory approval	10.0
Contribution to The Allergan Foundation	18.0

$987.2

Provision for income taxes, as reported	$224.7
Income tax benefit (provision) for:
Net gain on sale of investments	(9.4)
Gain on settlement of a manufacturing and distribution agreement	(3.9)
Loss on extinguishment of a portion of the 2026 Convertible Notes	(0.8)
Restructuring charges	10.2
Charges related to the modification of certain employee stock options	27.5
Rollout of retention termination benefits and accelerated depreciation and expenses for one- time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	1.5
Upfront payment of technology that has not achieved regulatory approval	0.7
Contribution to The Allergan Foundation	6.9
Change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings	(4.1)
Foreign R&D tax credits received for tax years prior to 2008	6.7

$260.0

Adjusted effective tax rate	26.3%

Our effective tax rate in 2008 was 25.9% compared to the effective tax rate of 26.7% in 2007. Included in our operating income for 2008 are pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. In 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefit of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.3%.

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

Our effective tax rate in 2007 was 26.7%. Included in our operating income for 2007 are pre-tax charges of $72.0 million for in-process research and development acquired in the EndoArt acquisition, a $3.3 million charge to cost of sales associated with the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $2.3 million of expenses associated with the settlement of a pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries, total integration and transition costs of $14.7 million related to the Esprit, EndoArt, Cornéal and Inamed acquisitions, total restructuring charges of $26.8 million and a legal settlement cost of $6.4 million. In 2007, we recorded income tax benefits of $1.3 million related to the combined Esprit and Cornéal purchase accounting fair market value inventory adjustment rollouts, $3.6 million related to the total integration and transition costs, $8.0 million related to the total restructuring charges and $2.5 million related to the legal settlement cost. We did not record any income tax benefit for the in-process research and development charges or the expenses associated with the settlement of the pre-existing unfavorable distribution agreement between Cornéal and one of our subsidiaries. Also included in the provision for income taxes in 2007 is $1.6 million of tax benefit related to state income tax refunds resulting from the settlement of tax audits. Excluding the impact of the total pre-tax charges of $125.5 million and the total net income tax benefit of $17.0 million for the items discussed above, our adjusted effective tax rate for 2007 was 24.6%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2007 is summarized below:

2007
(in millions)
Earnings from continuing operations before income taxes, as reported	$664.4
In-process research and development expense	72.0
Esprit and Cornéal fair market value inventory rollouts	3.3
Settlement of pre-existing unfavorable distribution agreement with Cornéal	2.3
Total integration and transition costs	14.7
Restructuring charges	26.8
Legal settlement cost	6.4

$789.9

Provision for income taxes, as reported	$177.4
Income tax benefit for:
Esprit and Cornéal fair market value inventory rollouts	1.3
Total integration and transition costs	3.6
Restructuring charges	8.0
Legal settlement cost	2.5
State income tax refunds	1.6

$194.4

Adjusted effective tax rate	24.6%

The increase in the adjusted effective tax rate to 26.3% in 2009 compared to the adjusted effective tax rate in 2008 of 25.3% is primarily due to the increase in the mix of earnings in higher tax rate jurisdictions, including the United States, which resulted from the increase in net sales of our eye care pharmaceutical products, and the decrease in the mix of net sales and related operating profits of Botox® as a percentage of our total product net sales and operating income in 2009 compared to 2008. Additionally, the adjusted effective tax rate increased in 2009 compared to 2008 due to the negative tax rate effect from lower R&D expense deductions in the United States in 2009 compared to 2008. The increase in the adjusted effective tax rate in 2009 compared to 2008 was partially offset by the beneficial tax rate effect of decreased interest income in the United States.

The increase in the adjusted effective tax rate to 25.3% in 2008 compared to the adjusted effective tax rate in 2007 of 24.6% is primarily due to an increase in the mix of earnings in higher tax rate jurisdictions, partially offset by the beneficial tax rate effect of increased deductions for the amortization of acquired intangible assets associated with the Esprit acquisition and Aczone® asset purchase and the beneficial tax rate effect of decreased interest income in the United States.

Earnings from Continuing Operations

Our earnings from continuing operations in 2009 were $623.8 million compared to earnings from continuing operations of $564.7 million in 2008. The $59.1 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $132.0 million, partially offset by the increase in net non-operating expense of $45.7 million and the increase in the provision for income taxes of $27.2 million.

Our earnings from continuing operations in 2008 were $564.7 million compared to earnings from continuing operations of $487.0 million in 2007. The $77.7 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $76.7 million and the decrease in net non-operating expense of $21.1 million, partially offset by the increase in the provision for income taxes of $20.1 million.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $2.5 million in 2009, $1.6 million in 2008 and $0.5 million in 2007.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $1,113.3 million in 2009 compared to $682.5 million in 2008 and $793.2 million in 2007. Cash flow from operating activities increased in 2009 compared to 2008 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories, accounts payable and other liabilities, partially offset by an increase in cash used to fund payments of income taxes, and an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items. We paid pension contributions of $12.9 million in 2009 compared to $84.5 million in 2008. We increased our pension contributions in 2008 primarily due to the negative impact on the value of assets in our funded pension plans due to the decline in the fair value of global equity securities and our desire to maintain certain minimum asset values relative to projected benefit obligations.

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

Net cash used in investing activities was $98.7 million in 2009 compared to $459.7 million in 2008 and $833.8 million in 2007. In 2009, we paid $12.8 million, net of cash acquired, to acquire our joint venture investment in Korea, and invested $95.8 million in new facilities and equipment and $26.6 million in capitalized software. In 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million. We assumed a mortgage of $20.0 million and paid $0.7 million in cash. Additionally, we paid $3.3 million for an intangible asset as part of the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product. In 2009, we received $28.2 million from the sale of equity investments and $11.6 million related to contractual purchase price adjustments to our 2007 acquisitions of Cornéal and Esprit. We currently expect to invest between $170.0 million and $190.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2010.

In 2008, we paid approximately $150.1 million primarily for the acquisition of assets related to Aczone®, and invested $190.8 million in new facilities and equipment and $56.3 million in capitalized software. In 2008, we purchased a manufacturing facility that was previously leased by us for approximately $23.0 million and an office building contiguous to our main facility in Irvine, California for approximately $15.3 million. Additionally, we capitalized $69.8 million as intangible assets including a buyout payment of contingent licensing obligations related to Sanctura® products and milestone payments related to expected annual Restasis® net sales and the FDA approval of Latisse® in the United States. In 2008, we collected a combined total of $6.1 million from the sale of assets that we acquired as a part of the Esprit acquisition and the 2007 sale of the ophthalmic surgical device business that we acquired as a part of the Cornéal acquisition.

In 2007, we paid $683.7 million, net of cash acquired, for the acquisitions of Esprit, EndoArt and Cornéal, and invested $142.5 million in new facilities and equipment and $30.7 million in capitalized software. Additionally, we capitalized $10.0 million as intangible assets in connection with a milestone payment related to Restasis® and an upfront licensing payment related to urologics products incurred subsequent to the Esprit acquisition. In 2007, we received $23.9 million from the sale of the ophthalmic surgical device business and $9.2 million primarily from a final installment payment related to the 2006 sale of our Mougins, France facility.

Net cash used in financing activities was $181.5 million in 2009 compared to $262.8 million in 2008 and $182.4 million in 2007. In 2009, we repurchased 2.0 million shares of our common stock for $105.5 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $60.6 million in dividends. This use of cash was partially offset by $12.1 million in net borrowings of notes payable, $63.5 million received from the sale of stock to employees and $7.3 million in excess tax benefits from share-based compensation. In 2008, we repurchased 4.0 million shares of our common stock for $230.1 million, had net repayments of notes payable of $34.7 million and paid $60.7 million in dividends. This use of cash was partially offset by $51.6 million received from the sale of stock to employees and $11.1 million in excess tax benefits from share-based compensation. In 2007, we repurchased approximately 3.0 million shares of our common stock for $186.5 million, had net repayments of notes payable of $108.5 million and paid $60.8 million in dividends. This use of cash was partially offset by $137.4 million received from the sale of stock to employees and $36.0 million in excess tax benefits from share-based compensation.

Effective February 2, 2010, our board of directors declared a cash dividend of $0.05 per share, payable March 12, 2010 to stockholders of record on February 19, 2010.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2009, we held approximately 3.1 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At December 31, 2009, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2009. At December 31, 2009, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $18.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

At December 31, 2009, we had net pension and postretirement benefit obligations totaling $137.4 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2010, we expect to pay pension contributions of between $30.0 million and $40.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

On January 15, 2010, we completed the acquisition of Serica Technologies, Inc., a medical device company focused on the development of biodegradable silk-based scaffolds for use in tissue regeneration, including breast augmentation, revision and reconstruction and bariatric applications, for an aggregate purchase price of approximately $70.0 million.

A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2009, we had approximately $2,184.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.

Inflation

Although at reduced levels in recent years and at the end of 2009, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

Approximately 34.6% of our product net sales in 2009 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was a decrease of $106.4 million in 2009 and an increase of $49.5 million and $87.4 million in 2008 and 2007, respectively. The 2009 sales decrease included $37.8 million related to the euro, $20.9 million related to the UK pound, $11.0 million related to the Brazilian real, $10.6 million related to the Canadian dollar, $8.5 million related to the Mexican peso, $6.0 million related to the Australian dollar and $11.6 million related to other Latin American and Asian currencies. The 2008 sales increase included $49.0 million related to the euro, $8.0 million related to the Brazilian real, $1.2 million related to other Latin American currencies and $0.6 million related to the Canadian dollar, partially offset by decreases of $8.7 million related to the UK pound and $0.6 million related to Asian currencies. The 2007 sales increase included $44.5 million related to the euro, $11.7 million related to the Brazilian real, $8.3 million related to the Australian dollar, $8.2 million related to the Canadian dollar, $8.2 million related to the U.K. pound and $6.5 million related to other Asian and Latin American currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2009:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Notes payable, convertible notes and long-term debt obligations(a)	$18.1	$642.3	$—	$818.6	$1,479.0
Operating lease obligations	51.3	61.2	29.0	36.7	178.2
Purchase obligations	215.2	130.0	121.4	13.8	480.4
Pension minimum funding(b)	34.9	63.3	55.8	—	154.0
Other long-term obligations	—	34.2	—	137.0	171.2

Total	$319.5	$931.0	$206.2	$1,006.1	$2,462.8

(a)	Excludes the interest rate swap fair value adjustment of $30.4 million at December 31, 2009.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2009 and 2008, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $30.4 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2009, 2008 and 2007, we recognized $14.3 million, $7.9 million and $0.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2009, the remaining unrecognized gain, net of tax, of $4.9 million is recorded as a component of accumulated other comprehensive loss.

At December 31, 2009, we had approximately $18.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.2 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2009 and 2008.

	December 31, 2009
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$574.6	$—	$—	$—	$—	$—	$574.6	$574.6
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	156.9	—	—	—	—	—	156.9	156.9
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,108.6	—	—	—	—	—	1,108.6	1,108.6
Weighted Average Interest Rate	0.31%	—	—	—	—	—	0.31%
Total Cash Equivalents	$1,840.1	$—	$—	$—	$—	$—	$1,840.1	$1,840.1
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$617.3	$25.0	$—	$—	$818.6	$1,460.9	$1,547.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	18.1	—	—	—	—	—	18.1	18.1
Weighted Average Interest Rate	2.59%	—	—	—	—	—	2.59%
Total Debt Obligations(a)	$18.1	$617.3	$25.0	$—	$—	$818.6	$1,479.0	$1,565.4
Weighted Average Interest Rate	2.59%	5.59%	7.47%	—	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$30.4
Average Pay Rate	—	—	—	—	—	0.62%	0.62%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2009 include debt obligations of $1,479.0 million and the interest rate swap fair value adjustment of $30.4 million.

	December 31, 2008
	Maturing in							Fair Market Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$414.1	$—	$—	$—	$—	$—	$414.1	$414.1
Weighted Average Interest Rate	3.76%	—	—	—	—	—	3.76%
Foreign Time Deposits	88.2	—	—	—	—	—	88.2	88.2
Weighted Average Interest Rate	1.65%	—	—	—	—	—	1.65%
Other Cash Equivalents	506.9	—	—	—	—	—	506.9	506.9
Weighted Average Interest Rate	1.42%	—	—	—	—	—	1.42%
Total Cash Equivalents	$1,009.2	$—	$—	$—	$—	$—	$1,009.2	$1,009.2
Weighted Average Interest Rate	2.40%	—	—	—	—	—	2.40%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$685.2	$25.0	$—	$798.4	$1,508.6	$1,511.9
Weighted Average Interest Rate	—	—	5.59%	7.47%	—	5.79%	5.73%
Other Variable Rate (non-US$)	4.4	—	—	—	—	—	4.4	4.4
Weighted Average Interest Rate	3.14%	—	—	—	—	—	3.14%
Total Debt Obligations(a)	$4.4	$—	$685.2	$25.0	$—	$798.4	$1,513.0	$1,516.3
Weighted Average Interest Rate	3.14%	—	5.59%	7.47%	—	5.79%	5.72%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$61.9
Average Pay Rate	—	—	—	—	—	1.80%	1.80%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2008 include debt obligations of $1,513.0 million and the interest rate swap fair value adjustment of $61.9 million.

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

From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed 18 months.

We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of our business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Korean won. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of our outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2009 and 2008. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2009		December 31, 2008
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$53.5	1.45	$67.9	1.36
Canadian dollar	—	—	12.9	1.24
Japanese yen	1.0	89.19	3.0	90.43
Australian dollar	11.7	0.90	17.3	0.67
New Zealand dollar	0.7	0.72	0.5	0.55
Swiss franc	19.8	1.04	10.6	1.16

	$86.7		$112.2

Estimated fair value	$0.8		$(3.6)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$4.3	1398.00	$12.8	1411.27
Euro	43.6	1.45	50.5	1.36

	$47.9		$63.3

Estimated fair value	$0.2		$2.7

Foreign currency sold — put options:
Canadian dollar	$59.1	1.05	$48.4	1.04
Mexican peso	16.7	13.40	5.7	14.17
Australian dollar	41.0	0.89	29.1	0.75
Brazilian real	29.7	1.85	21.6	2.10
Euro	138.7	1.49	99.6	1.45
Korean won	11.0	1172.94	—	—
Japanese yen	—	—	12.1	90.76

	$296.2		$216.5

Estimated fair value	$14.0		$24.3

Item 8.	Financial Statements and Supplementary Data

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information to be included in the sections entitled “Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2009 (the “Proxy Statement”) is incorporated herein by reference.

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

On May 26, 2009, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Executive Compensation,” “Non-Employee Directors’ Compensation” and “Organization and Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

The information to be included in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information to be included in the section entitled “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

(a) 2. Financial Statement Schedules:

Page Number
Schedule II — Valuation and Qualifying Accounts	F-55

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

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

Exhibit No.	Description
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

10.14	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.15

First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

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

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

10.19

Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.20

Fourth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.21	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.22	First Amendment to Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.23

Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.24	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.25	Allergan, Inc. 2010 Executive Bonus Plan Performance Objectives

10.26	Allergan, Inc. 2010 Management Bonus Plan

10.27

Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.28	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.29

Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.30	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010)

10.31

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010)

10.33

Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010)

10.35

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010)

10.37

Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.38	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010)

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

Exhibit No.	Description
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

18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

21	List of Subsidiaries of Allergan, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101

The following financial statements are from Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 26, 2010	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board and Chief Executive Officer

Date: February 26, 2010	By	/S/ JEFFREY L. EDWARDS
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2010	By	/S/ JAMES F. BARLOW

James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: February 26, 2010	By	/S/ HERBERT W. BOYER

Herbert W. Boyer, Ph.D.,
Vice Chairman of the Board

Date: February 26, 2010	By	/S/ DEBORAH DUNSIRE

Deborah Dunsire, M.D., Director

Date: February 26, 2010	By	/S/ MICHAEL R. GALLAGHER

Michael R. Gallagher, Director

Date: February 23, 2010	By	/S/ GAVIN S. HERBERT

Gavin S. Herbert,
Director and Chairman Emeritus

Date: February 24, 2010	By	/S/ DAWN HUDSON

Dawn Hudson, Director

Date: February 26, 2010	By	/S/ ROBERT A. INGRAM

Robert A. Ingram, Director

Date: February 19, 2010	By	/S/ TREVOR M. JONES

Trevor M. Jones, Ph.D., Director

Date: February 26, 2010	By	/S/ LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr., Director

Date: February 26, 2010	By	/S/ RUSSELL T. RAY

Russell T. Ray, Director

Date: February 21, 2010	By	/S/ STEPHEN J. RYAN

Stephen J. Ryan, M.D., Director

Date: February 26, 2010	By	/S/ LEONARD D. SCHAEFFER

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

Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2009. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2009, based on those criteria.

David E.I. Pyott

Chairman of the Board and

Chief Executive Officer

(Principal Executive Officer)

Jeffrey L. Edwards

Executive Vice President, Finance and

Business Development, Chief Financial Officer

(Principal Financial Officer)

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2009 of Allergan, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/S/  ERNST & YOUNG LLP

Orange County, California

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion with the adoption of the amendments to the FASB Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversions and Other Options, and retroactively adjusted all periods presented in the consolidated financial statements for this change. Also, effective January 1, 2009, the Company changed its method of accounting and financial reporting for noncontrolling ownership interests in subsidiaries held by parties other than the parent with the adoption of FASB ASC Topic 810, Consolidation, and retroactively adjusted all periods presented in the consolidated financial statements for this change. In addition, as discussed in Note 10 to the consolidated financial statements, in the first quarter of 2008, the Company adopted the measurement date provision of FASB ASC Topic 715, Retirement Benefits, which resulted in the Company changing its measurement date for pension and other postretirement plans from September 30 to December 31.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/S/  ERNST & YOUNG LLP

Orange County, California

February 26, 2010

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and equivalents	$1,947.1	$1,110.4
Trade receivables, net	576.6	538.4
Inventories	213.9	262.5
Other current assets	368.7	359.3

Total current assets	3,106.3	2,270.6
Investments and other assets	266.7	272.1
Property, plant and equipment, net	808.1	775.4
Goodwill	1,998.3	1,981.8
Intangibles, net	1,357.2	1,491.9

Total assets	$7,536.6	$6,791.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$18.1	$4.4
Accounts payable	204.0	173.9
Accrued compensation	164.3	132.6
Other accrued expenses	382.7	336.7
Income taxes	42.5	49.4

Total current liabilities	811.6	697.0
Long-term debt	874.0	885.3
Long-term convertible notes	617.3	685.2
Deferred tax liabilities	1.4	69.0
Other liabilities	388.4	402.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of December 31, 2009 and 2008	3.1	3.1
Additional paid-in capital	2,730.3	2,596.6
Accumulated other comprehensive loss	(102.8)	(198.7)
Retained earnings	2,356.7	1,842.1

	4,987.3	4,243.1
Less treasury stock, at cost (3,079,000 and 3,424,000 shares as of December 31, 2009 and 2008, respectively)	(164.5)	(192.4)

Total stockholders’ equity	4,822.8	4,050.7
Noncontrolling interest	21.1	1.8

Total equity	4,843.9	4,052.5

Total liabilities and equity	$7,536.6	$6,791.8

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product net sales	$4,447.6	$4,339.7	$3,879.0
Other revenues	56.0	63.7	59.9

Total revenues	4,503.6	4,403.4	3,938.9

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	750.9	761.2	673.2
Selling, general and administrative	1,921.5	1,856.1	1,680.2
Research and development	706.0	797.9	718.1
Amortization of acquired intangible assets	146.3	150.9	121.3
Restructuring charges	50.9	41.3	26.8

Operating income	928.0	796.0	719.3

Non-operating income (expense):
Interest income	7.0	33.5	65.3
Interest expense	(76.9)	(85.5)	(94.6)
Unrealized (loss) gain on derivative instruments, net	(13.6)	14.8	(0.4)
Gain on investments, net	24.6	—	—
Other, net	(20.6)	3.4	(25.2)

	(79.5)	(33.8)	(54.9)

Earnings from continuing operations before income taxes	848.5	762.2	664.4
Provision for income taxes	224.7	197.5	177.4

Earnings from continuing operations	623.8	564.7	487.0

Discontinued operations:
Loss from discontinued operations, net of applicable income tax benefit of $0.4 million	—	—	(0.7)
Loss on sale of discontinued operations, net of applicable income tax benefit of $0.3 million	—	—	(1.0)

Discontinued operations	—	—	(1.7)

Net earnings	623.8	564.7	485.3
Net earnings attributable to noncontrolling interest	2.5	1.6	0.5

Net earnings attributable to Allergan, Inc.	$621.3	$563.1	$484.8

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.05	$1.85	$1.59
Discontinued operations	—	—	—

Net basic earnings per share attributable to Allergan, Inc. stockholders	$2.05	$1.85	$1.59

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.03	$1.84	$1.58
Discontinued operations	—	—	(0.01)

Net diluted earnings per share attributable to Allergan, Inc. stockholders	$2.03	$1.84	$1.57

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Stockholders’ Equity							Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Par Value				Shares	Amount
Balance December 31, 2006	307.5	$3.1	$2,438.4	$(127.4)	$1,055.7	(3.0)	$(156.3)	$1.5	$3,215.0
Comprehensive income
Net earnings					484.8			0.5	485.3	$485.3
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain				38.5						38.5
Amortization				7.5						7.5
Foreign currency translation adjustments				46.9				0.2		47.1
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized gain on investments				0.5						0.5

Other comprehensive income									92.8	92.8

Comprehensive income										$578.1

Dividends ($0.20 per share)					(61.2)				(61.2)
Stock options exercised			36.0		(76.4)	3.9	213.9		173.5
Activity under other stock plans					1.1	0.3	15.2		16.3
Purchase of treasury stock						(3.0)	(186.5)		(186.5)
Stock-based award activity			56.4		(0.7)	0.2	10.1		65.8
Adjustment upon adoption of guidance for uncertainty in income taxes					(4.3)				(4.3)
Dividends to noncontrolling interest								(0.7)	(0.7)

Balance December 31, 2007	307.5	3.1	2,530.8	(34.8)	1,399.0	(1.6)	(103.6)	1.5	3,796.0
Comprehensive income
Net earnings					563.1			1.6	564.7	$564.7
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net losses				(125.8)						(125.8)
Amortization				3.9						3.9
Foreign currency translation adjustments				(39.1)				(0.4)		(39.5)
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized loss on investments				(3.1)						(3.1)

Other comprehensive loss									(165.3)	(165.3)

Comprehensive income										$399.4

Adjustment, net of tax, upon adoption of the measurement date provision of guidance for pension and postretirement plans				1.0	(4.6)				(3.6)
Dividends ($0.20 per share)					(61.0)				(61.0)
Stock options exercised			11.1		(45.5)	1.5	97.4		63.0
Activity under other stock plans					(6.1)	0.4	26.2		20.1
Purchase of treasury stock						(4.0)	(230.1)		(230.1)
Stock-based award activity			54.7		(2.8)	0.3	17.7		69.6
Dividends to noncontrolling interest								(0.9)	(0.9)

Balance December 31, 2008	307.5	3.1	2,596.6	(198.7)	1,842.1	(3.4)	(192.4)	1.8	4,052.5
Comprehensive income
Net earnings					621.3			2.5	623.8	$623.8
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain				49.9						49.9
Amortization				8.2						8.2
Foreign currency translation adjustments				37.2				1.7		38.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized gain on investments				1.4						1.4

Other comprehensive income									97.6	97.6

Comprehensive income										$721.4

Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised			7.3		(35.5)	2.2	101.0		72.8
Activity under other stock plans					(2.6)	0.2	11.5		8.9
Purchase of treasury stock						(2.0)	(105.5)		(105.5)
Stock-based award activity			126.4		(7.7)	(0.1)	20.9		139.6
Noncontrolling interest from an acquisition								16.7	16.7
Dividends to noncontrolling interest								(1.6)	(1.6)

Balance December 31, 2009	307.5	$3.1	$2,730.3	$(102.8)	$2,356.7	(3.1)	$(164.5)	$21.1	$4,843.9

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$623.8	$564.7	$485.3
Non-cash items included in net earnings:
In-process research and development charge	—	—	72.0
Depreciation and amortization	262.1	264.4	215.5
Settlement of a pre-existing distribution agreement in a business combination	—	—	2.3
Amortization of original issue discount and debt issuance costs	27.5	29.4	28.5
Amortization of net realized gain on interest rate swap	(1.3)	(1.3)	(1.3)
Deferred income tax benefit	(112.8)	(101.0)	(91.0)
Loss on disposal and impairment of assets	3.8	11.5	4.3
Loss on extinguishment of convertible debt	5.3	—	—
Loss on sale of discontinued operations	—	—	1.3
Unrealized loss (gain) on derivative instruments	13.6	(14.8)	0.4
Expense of share-based compensation plans	151.9	93.1	81.7
Restructuring charges	50.9	41.3	26.8
Gain on investments, net	(24.6)	—	—
Changes in assets and liabilities:
Trade receivables	(17.7)	(114.5)	(46.4)
Inventories	67.7	(48.0)	(22.6)
Other current assets	4.9	4.6	(20.7)
Other non-current assets	(20.3)	(2.9)	(34.3)
Accounts payable	22.5	(32.9)	51.8
Accrued expenses	16.2	14.0	32.7
Income taxes	(1.6)	35.3	(18.7)
Other liabilities	41.4	(60.4)	25.6

Net cash provided by operating activities	1,113.3	682.5	793.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(12.8)	(150.1)	(683.7)
Additions to property, plant and equipment	(95.8)	(190.8)	(142.5)
Additions to capitalized software	(26.6)	(56.3)	(30.7)
Additions to intangible assets	(3.3)	(69.8)	(10.0)
Contractual purchase price adjustments to prior acquisitions	11.6	—	—
Proceeds from sale of investments	28.2	—	—
Proceeds from sale of business and assets	—	6.1	23.9
Proceeds from sale of property, plant and equipment	—	1.2	9.2

Net cash used in investing activities	(98.7)	(459.7)	(833.8)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	12.1	(34.7)	(108.5)
Payments to acquire treasury stock	(105.5)	(230.1)	(186.5)
Dividends to stockholders	(60.6)	(60.7)	(60.8)
Repayments of convertible borrowings	(98.3)	—	—
Sale of stock to employees	63.5	51.6	137.4
Excess tax benefits from share-based compensation	7.3	11.1	36.0

Net cash used in financing activities	(181.5)	(262.8)	(182.4)

Effect of exchange rates on cash and equivalents	3.6	(7.5)	11.5

Net increase (decrease) in cash and equivalents	836.7	(47.5)	(211.5)
Cash and equivalents at beginning of year	1,110.4	1,157.9	1,369.4

Cash and equivalents at end of year	$1,947.1	$1,110.4	$1,157.9

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$53.7	$60.7	$63.1

Income taxes, net of refunds	$332.6	$261.4	$238.0

In 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Net gains (losses) resulting from foreign currency transactions of approximately $(15.3) million, $2.9 million and $(25.0) million for the years ended December 31, 2009, 2008 and 2007, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.

Cash and Equivalents

The Company considers cash in banks, repurchase agreements, commercial paper and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.

Investments

The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments represent investments in start-up technology companies or partnerships that invest in start-up technology companies and are recorded at cost. The non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from three to 16 years.

In July 2009, the Company changed the timing of the annual impairment testing for goodwill from January 1 to October 1 of each year as a preferable method of accounting. Accordingly, the Company performed its annual impairment assessment of goodwill in both the first and fourth quarters of 2009. The Company decided to adopt this change in timing in order to assess the recorded values of goodwill for potential impairment at a time closer to its fiscal year end reporting date. The Company’s management believes this change is preferable in reducing the potential risk that an undetected impairment indicator could occur in between the timing of the Company’s annual impairment test and the preparation of its year end financial statements. This change has no effect on reported earnings for any current or prior periods.

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2009 and 2008, the Company held approximately 3.1 million and 3.4 million treasury shares, respectively, under this program.

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

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.3 million at December 31, 2009 and 2008,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2009 and 2008 were $41.5 million and $25.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. The Company also offers rebate and other incentive programs for its aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail® and Restasis®, and for certain skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $158.6 million and $102.0 million at December 31, 2009 and 2008, respectively.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $185.2 million, $126.0 million and $135.6 million in 2009, 2008 and 2007, respectively.

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

Valuation allowances against the Company’s deferred tax assets were $4.6 million and $8.4 million at December 31, 2009 and December 31, 2008, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2009, the Company had approximately $2,184.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

On July 7, 2009, the Company acquired a 50.005% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company (Samil), for approximately $12.8 million, net of cash acquired. On July 11, 2008, the Company acquired all assets relating to Aczone® (dapsone) gel 5% for approximately $150.0 million. On October 16, 2007, the Company acquired Esprit Pharma Holding Company, Inc. (Esprit) for an aggregate purchase price of approximately $370.8 million, net of cash acquired. On February 22, 2007, the Company acquired EndoArt SA (EndoArt) for an aggregate purchase price of approximately $97.1 million, net of cash acquired. On January 2, 2007, the Company acquired Groupe Cornéal Laboratoires (Cornéal) for an aggregate purchase price of approximately $209.2 million, net of cash acquired. The Company accounted for the acquisitions of Samil, Esprit, EndoArt and Cornéal as business combinations. The Company accounted for the Aczone® acquisition as a purchase of net assets and not as a business combination. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

Reclassifications and Retrospective Adoptions of Accounting Standards

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

Recently Adopted Accounting Standards

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification™ as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and nonauthoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the third quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, the FASB issued authoritative guidance that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires an employer to disclose information about how investment allocation decisions are made, and to disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets based on the nature and risks of assets as of each annual reporting date for which a statement of financial position is presented and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009. Upon initial adoption, the provisions are not required for earlier periods that are presented for comparative purposes. The Company adopted the provisions of the guidance in the fourth quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued authoritative guidance that clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. This guidance requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. This guidance also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. This guidance requires retrospective application for all instruments that were outstanding during any periods presented, and became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009 and the adoption impacted both current year and historical accounting for its 2026 Convertible Notes, resulting in an increase of $24.5 million in interest expense and a reduction of $9.3 million in the provision for income taxes for 2009, an increase of $24.9 million in interest expense and $0.1 million in selling, general and administrative expenses and a reduction of $9.5 million in the provision for income taxes for 2008, and an increase of $23.2 million in interest expense and $0.1 million in selling, general and administrative expenses and a reduction of $8.8 million in the provision for income taxes for 2007. The adoption also resulted in an $80.4 million increase in additional paid-in capital, a $64.8 million reduction in long-term convertible notes, a $24.9 million increase in deferred tax liabilities, a $0.5 million increase in non-current assets and a $40.0 million decrease in retained earnings as of January 1, 2009. The impact on basic and diluted earnings per share for 2009, 2008 and 2007 is a reduction of $0.05, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued authoritative guidance that changes the accounting and financial reporting of noncontrolling ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the noncontrolling interest. This guidance also establishes disclosure requirements to separately identify the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption changed the presentation format of the Company’s consolidated statements of earnings and equity and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s stockholders.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Esprit Acquisition

On October 16, 2007, the Company completed the acquisition of Esprit, a pharmaceutical company based in the United States with expertise in the genitourinary market, for an aggregate purchase price of approximately $370.8 million, net of cash acquired. The acquisition was funded from cash and equivalents balances. Prior to and in anticipation of the acquisition, the Company loaned Esprit $74.8 million in August 2007, the proceeds of which were used by Esprit to fund a milestone payment to a third party and to repay certain outstanding obligations to third-party lenders. The loan was secured by all of Esprit’s assets. The loan terms were at fair value. The loan and accrued interest of $0.9 million were effectively settled upon the acquisition with no resulting gain or loss. The Company accounted for the Esprit acquisition as a business combination. In connection with the Esprit acquisition, the Company acquired assets with a fair value of $525.4 million and assumed liabilities of $154.6 million. The Esprit acquisition provides the Company with a dedicated urologics product line within its specialty pharmaceuticals segment. During 2009, the Company received $2.4 million related to a contractual purchase price adjustment, $2.3 million of which was recorded as a reduction to goodwill.

EndoArt SA Acquisition

On February 22, 2007, the Company completed the acquisition of EndoArt, a provider of telemetrically-controlled (or remote-controlled) implants used in the treatment of morbid obesity and other conditions, for an aggregate purchase price of approximately $97.1 million, net of cash acquired. The acquisition consideration was all cash, funded from the Company’s cash and equivalents balances. The Company accounted for the EndoArt acquisition as a business combination. In connection with the EndoArt acquisition, the Company acquired assets with a fair value of $98.5 million and assumed liabilities of $1.4 million.

In conjunction with the EndoArt acquisition, the Company recorded an in-process research and development expense of $72.0 million related to EndoArt’s EasyBand™ Remote Adjustable Gastric Banding System in the United States, which had not received approval by the U.S. Food and Drug Administration (FDA) as of the EndoArt acquisition date and had no alternative future use.

Cornéal Acquisition

On January 2, 2007, the Company completed the acquisition of Cornéal, a health care company that develops, manufactures and markets dermal fillers, for an aggregate purchase price of approximately $209.2 million, net of $2.3 million associated with the settlement of a pre-existing unfavorable distribution agreement. The Company recorded the $2.3 million charge at the acquisition date to effectively settle the pre-existing unfavorable distribution agreement between Cornéal and one of the Company’s subsidiaries, primarily related to distribution rights for Juvéderm® in the United States. Prior to the acquisition, the Company also had a $4.4 million payable to Cornéal outstanding for products purchased under the distribution agreement, which was effectively settled upon the acquisition. The Company accounted for the Cornéal acquisition as a business combination. In connection with the Cornéal acquisition, the Company acquired assets with a fair value of $284.8 million and assumed liabilities of $75.6 million. As a result of the acquisition, the Company obtained the technology, manufacturing process and worldwide distribution rights for Juvéderm®, Surgiderm® and certain other hyaluronic acid-based dermal fillers. The acquisition was funded from the Company’s cash and equivalents balances and its committed long-term credit facility. During 2009, the Company received $9.2 million related to a contractual purchase price adjustment which was recorded as a reduction to goodwill.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

The following unaudited pro forma operating results for the year ended December 31, 2007 assume the Esprit acquisition had occurred on January 1, 2007, and exclude any pro forma charges for inventory fair value adjustments, share-based compensation expense and transaction costs.

2007
(in millions, except per share amounts)
Product net sales	$3,911.9
Total revenues	$3,971.8
Earnings from continuing operations attributable to Allergan, Inc.	$447.0
Earnings per share from continuing operations attributable to Allergan, Inc. stockholders:
Basic	$1.47
Diluted	$1.45

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Esprit acquisition occurred on the indicated date, or the results that may be achieved in the future.

The Company does not consider the acquisitions of Samil, EndoArt or Cornéal to be material business combinations, either individually or in the aggregate. Accordingly, the supplemental pro forma operating results presented above do not include any adjustments related to these three acquisitions.

Note 3:    Discontinued Operations

On July 2, 2007, the Company completed the sale of the ophthalmic surgical device business that it acquired as a part of the Cornéal acquisition in January 2007, for $28.6 million. The net assets of the disposed business consisted of current assets of $24.3 million, non-current assets of $9.8 million and current liabilities of $4.2 million. The Company recorded a pre-tax loss of $1.3 million ($1.0 million net of tax) associated with the sale.

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

Note 4:    Restructuring Charges and Integration Costs

2009 Restructuring Plan

On February 4, 2009, the Company announced a restructuring plan that involved a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan were U.S. urology sales and marketing personnel as a result of the Company’s decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and marketing personnel in the United States and Europe as the Company adjusted its back-office structures to a reduced short-term sales outlook for some businesses. The restructuring plan also included modest workforce reductions in other functions as the Company re-engineered its processes to increase efficiency and productivity.

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

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications will be recognized ratably from the modification date to the employees’ expected termination date. The fair value of the modifications to all share-based awards was generally estimated using a lattice model. The total incremental pre-tax compensation expense associated with the modifications attributable to the 2009 restructuring plan was $11.0 million.

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009. The restructuring charges primarily consist of employee severance and other one-time termination benefits. During 2009, the Company recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in selling, general and administrative (SG&A) expenses and $21.0 million in research and development (R&D) expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

The following table presents the restructuring charges related to the 2009 restructuring plan during 2009:

	Employee Severance	Other	Total
		(in millions)
Net charge during 2009	$32.6	$9.6	$42.2
Spending	(26.6)	(7.8)	(34.4)

Balance at December 31, 2009 (included in “Other accrued expenses”)	$6.0	$1.8	$7.8

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, the Company has recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2009 and 2008, the Company recorded $8.4 million and $27.2 million of pre-tax restructuring charges, respectively. During 2009, the Company recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During 2008, the Company recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of SG&A expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the restructuring activities related to the phased closure of the Arklow facility through December 31, 2009:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Net charge during 2008	$20.5	$5.6	$1.1	$27.2
Spending	(7.2)	(0.5)	(1.0)	(8.7)
Foreign exchange translation effects	(1.8)	(0.6)	—	(2.4)

Balance at December 31, 2008	11.5	4.5	0.1	16.1
Net charge during 2009	3.4	4.1	0.9	8.4
Spending	(13.9)	(5.2)	(0.5)	(19.6)
Foreign exchange translation effects	(0.7)	0.1	0.1	(0.5)

Balance at December 31, 2009 (included in “Other accrued expenses”)	$0.3	$3.5	$0.6	$4.4

Other Restructuring Activities and Integration Costs

Included in 2009 are a $0.3 million restructuring charge reversal related to the Company’s closure of its collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008, and $0.6 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in 2008 are $3.4 million of restructuring charges related to the Company’s closure of its collagen manufacturing facility in Fremont, California, $4.0 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations, $6.6 million of restructuring charges related to the Company’s 2007 acquisition of Cornéal and $0.1 million of restructuring charges related to the Company’s 2007 acquisition of EndoArt SA.

Included in 2007 are $7.5 million of restructuring charges related to the Company’s 2006 acquisition of Inamed, $1.7 million of restructuring charges related to the Company’s closure of its collagen manufacturing facility in Fremont, California, $1.0 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations and $16.6 million of restructuring charges related to the Company’s 2007 acquisition of Cornéal.

Included in 2009 are $0.4 million of SG&A expenses related to transaction costs associated with the Samil acquisition and $0.4 million of SG&A expenses related to integration costs associated with the Cornéal acquisition. Included in 2008 are $0.1 million of cost of sales and $2.1 million of SG&A expenses related to integration costs associated with the acquisitions of Esprit and Cornéal. Included in 2007 are $0.2 million of cost of sales and $14.5 million of SG&A expenses related to integration costs associated with the acquisitions of Esprit, Cornéal, EndoArt and Inamed.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:    Composition of Certain Financial Statement Captions

	December 31,
	2009	2008
	(in millions)
Trade receivables, net
Trade receivables	$627.6	$587.6
Less allowance for sales returns — medical device products	20.7	17.8
Less allowance for doubtful accounts	30.3	31.4

	$576.6	$538.4

Inventories
Finished products	$137.9	$174.9
Work in process	34.9	36.8
Raw materials	41.1	50.8

	$213.9	$262.5

Other current assets
Prepaid expenses	$71.2	$80.2
Deferred taxes	252.9	238.2
Other	44.6	40.9

	$368.7	$359.3

Investments and other assets
Deferred executive compensation investments	$56.2	$48.4
Capitalized software	87.3	85.8
Prepaid pensions	24.6	0.9
Prepaid royalties	10.0	20.0
Interest rate swap fair value	30.4	61.9
Debt issuance costs	7.5	10.9
Equity investments	5.1	5.9
Other	45.6	38.3

	$266.7	$272.1

Property, plant and equipment, net
Land	$58.2	$51.8
Buildings	737.8	689.4
Machinery and equipment	571.3	535.5

	1,367.3	1,276.7
Less accumulated depreciation	559.2	501.3

	$808.1	$775.4

Other accrued expenses
Sales rebates and other incentive programs	$158.6	$102.0
Restructuring charges	12.6	18.9
Royalties	33.8	52.1
Accrued interest	10.8	13.6
Sales returns — specialty pharmaceutical products	20.8	7.5
Product warranties — breast implant products	6.7	6.3
Other	139.4	136.3

	$382.7	$336.7

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
	(in millions)
Other liabilities
Postretirement benefit plan	$41.0	$39.0
Qualified and non-qualified pension plans	117.7	156.2
Deferred executive compensation	59.8	51.6
Deferred income	95.0	80.8
Product warranties — breast implant products	22.7	23.2
Unrecognized tax benefit liabilities	23.2	22.4
Other	29.0	29.6

	$388.4	$402.8

Accumulated other comprehensive loss
Foreign currency translation adjustments	$21.3	$(15.9)
Deferred holding gains on derivative instruments, net of taxes of $3.3 million and $3.8 million for 2009 and 2008, respectively	4.9	5.7
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $76.9 million and $98.1 million for 2009 and 2008, respectively	(129.0)	(187.1)
Unrealized loss on investments, net of applicable income tax benefit of $1.5 million	—	(1.4)

	$(102.8)	$(198.7)

At December 31, 2009 and 2008, approximately $5.6 million and $11.2 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2009, approximately $7.0 million of specific reserves for sales returns related to certain eye care pharmaceutical products genericized during 2009 are included in Accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:    Intangibles and Goodwill

At December 31, 2009 and 2008, the components of amortizable and unamortizable intangibles and goodwill and certain other related information were as follows:

Intangibles

	December 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,396.4	$(317.2)	14.3	$1,390.8	$(215.0)	14.3
Customer relationships	42.3	(42.0)	3.1	42.3	(37.8)	3.1
Licensing	224.7	(102.3)	10.0	223.5	(78.9)	10.0
Trademarks	27.5	(19.6)	6.3	27.3	(14.9)	6.3
Core technology	191.7	(49.5)	15.2	190.4	(36.5)	15.2
Other	5.6	(0.4)	7.1	—	—	—

	1,888.2	(531.0)	13.5	1,874.3	(383.1)	13.5
Unamortizable Intangible Assets:
Business licenses	—	—		0.7	—

	$1,888.2	$(531.0)		$1,875.0	$(383.1)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(in millions)
Developed technology	$101.4	$98.7	$71.5
Customer relationships	4.2	13.6	13.6
Licensing	23.2	20.9	19.0
Trademarks	4.4	4.8	4.8
Core technology	12.7	12.9	12.4
Other	0.4	—	—

	$146.3	$150.9	$121.3

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

Estimated amortization expense is $144.2 million for 2010, $140.7 million for 2011, $135.3 million for 2012, $121.1 million for 2013 and $116.2 million for 2014.

Goodwill

	December 31,
	2009	2008
	(in millions)
Specialty Pharmaceuticals	$73.2	$49.2
Medical Devices	1,925.1	1,932.6

	$1,998.3	$1,981.8

The increase in Specialty Pharmaceuticals goodwill at December 31, 2009 compared to December 31, 2008 is primarily due to the Samil acquisition.

Note 7:    Notes Payable and Long-Term Debt

	2009 Average Effective Interest Rate	December 31, 2009	2008 Average Effective Interest Rate	December 31, 2008
		(in millions)		(in millions)
Bank loans	2.59%	$18.1	3.14%	$4.4
Medium term notes; maturing 2012	7.47%	25.0	7.47%	25.0
Real estate mortgage; maturing 2017	5.65%	20.0	—	—
Senior notes due 2016	5.79%	798.6	5.79%	798.4
Interest rate swap fair value adjustment		30.4		61.9

		892.1		889.7
Less current maturities		18.1		4.4

Total long-term debt		$874.0		$885.3

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800 million. The commercial paper program also provides for up to $600 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2009. As of December 31, 2009, the Company had no borrowings under its committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $18.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.

On April 12, 2006, the Company completed concurrent private placements of $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) and $750.0 million in aggregate principal amount of the 2026 Convertible Notes. (See Note 8, “Convertible Notes,” for a description of the 2026 Convertible Notes.)

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2009 and 2008, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $30.4 million and $61.9 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2009, 2008 and 2007, the Company recognized $14.3 million, $7.9 million and $0.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2009, 2008 and 2007, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2009, the remaining unrecognized gain of $8.2 million ($4.9 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2010 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during 2009, 2008 and 2007, respectively.

The aggregate maturities of total long-term debt, excluding the interest rate swap fair value adjustment of $30.4 million, for each of the next five years and thereafter are as follows: $18.1 million in 2010; $617.3 million in 2011; $25.0 million in 2012, zero in 2013 and 2014 and $818.6 million thereafter. Interest incurred of $1.0 million in 2009, $1.4 million in 2008 and $1.3 million in 2007 has been capitalized and included in property, plant and equipment.

Note 8:    Convertible Notes

In 2006, the Company issued the 2026 Convertible Notes for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of December 31, 2009, the conversion criteria had not been met. The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes. As of December 31, 2009, the carrying value of the liability component is $617.3 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:    Income Taxes

The components of earnings from continuing operations before income taxes were:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
U.S.	$394.3	$346.2	$364.9
Non-U.S.	454.2	416.0	299.5

Total	$848.5	$762.2	$664.4

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Current
U.S. federal	$234.7	$207.6	$186.0
U.S. state	41.5	46.5	29.8
Non-U.S.	61.3	44.4	52.6

Total current	337.5	298.5	268.4

Deferred
U.S. federal	(87.8)	(86.8)	(99.8)
U.S. state	(17.7)	(3.0)	8.4
Non-U.S.	(7.3)	(11.2)	0.4

Total deferred	(112.8)	(101.0)	(91.0)

Total	$224.7	$197.5	$177.4

The current provision for income taxes does not reflect the tax benefit of $7.3 million, $11.1 million and $36.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in capital” in the consolidated balance sheets.

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2009	2008	2007
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	3.3	4.4	4.0
Tax differential on foreign earnings	(11.2)	(14.4)	(18.6)
U.S. tax effect of foreign earnings and dividends, net of foreign tax credits	1.7	1.6	0.4
Other credits (R&D)	(4.3)	(3.7)	(3.8)
In-process research and development	—	—	10.8
Tax audit settlements/adjustments	1.3	2.1	(0.6)
Change in valuation allowance	—	—	(0.7)
Other	0.7	0.9	0.2

Effective tax rate	26.5%	25.9%	26.7%

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Withholding and U.S. taxes have not been provided on approximately $2,184.5 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the first quarter of 2008, the Company completed the federal income tax audit by the U.S. Internal Revenue Service for tax years 2003 and 2004. As a result of the audit, the Company paid a total settlement amount of $21.8 million, of which $14.0 million was paid in 2007 as an advance payment and the remaining $7.8 million was paid during the first quarter of 2008. The Company and its consolidated subsidiaries are currently under examination by the U.S. Internal Revenue Service for tax years 2005 and 2006. During the first quarter of 2009, the Company made an advance payment of $36.0 million to the U.S. Internal Revenue Service. The Company believes the additional tax liability, if any, for such years, will not have a material effect on the financial position of the Company. The Company’s acquired subsidiary, Inamed, is currently under examination by the U.S. Internal Revenue Service for the pre-acquisition years 2003 through 2006.

At December 31, 2009, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $53.9 million. The Company has U.S. net operating loss carryforwards of approximately $130.0 million which are subject to limitation under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2026. The Company’s subsidiary, Inamed, has a U.S. federal net operating loss carryback of approximately $46.6 million generated in the pre-acquisition year 2006.

The Company has a subsidiary in Costa Rica under a tax incentive grant, which provides that the Company will be exempt from local income tax until the current tax incentive grant expires at the end of 2015.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(in millions)
Deferred tax assets
Net operating loss carryforwards/carrybacks	$66.4	$88.0
Accrued expenses	89.5	74.0
Capitalized expenses	58.4	48.9
Deferred compensation	29.1	27.1
Medicare, Medicaid and other accrued health care rebates	39.7	28.6
Postretirement medical benefits	16.0	16.1
Capitalized intangible assets	54.4	65.3
Deferred revenue	14.2	15.9
Inventory reserves and adjustments	72.2	68.6
Share-based compensation awards	89.2	49.2
Manufacturing, AMT and research credit carryforwards/carrybacks	8.5	3.1
Unbilled costs	21.3	21.0
Pension plans	40.8	54.3
Transaction costs	3.1	3.8
State taxes	11.2	12.9
All other	12.6	16.0

	626.6	592.8
Less: valuation allowance	(4.6)	(8.4)

Total deferred tax assets	622.0	584.4

Deferred tax liabilities
Discount on convertible notes	11.9	24.9
Interest rate swap	3.2	3.8
Depreciation	13.1	20.8
Developed and core technology intangible assets	343.9	365.8
All other	(1.6)	(0.1)

Total deferred tax liabilities	370.5	415.2

Net deferred tax assets (liabilities)	$251.5	$169.2

The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2009 were $252.9 million and $1.4 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2008 were $238.2 million and $69.0 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. The Company anticipates making the election and as a result, the state and federal deferred tax assets and deferred tax liabilities were re-determined during the first quarter of 2009 to reflect an adjustment to the resulting tax rate. The impact of the adjustment was an increase to the provision for income taxes of $1.5 million.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2009. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Disclosures for Uncertainty in Income Taxes

The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2009 and 2008 is as follows:

	2009	2008
	(in millions)
Balance, beginning of year	$47.5	$59.6
Gross increase as a result of positions taken in a prior year	20.5	24.0
Gross decrease as a result of positions taken in a prior year	(21.0)	(14.2)
Gross increase as a result of positions taken in current year	0.1	1.2
Decreases related to settlements	(7.8)	(23.1)

Balance, end of year	$39.3	$47.5

The total amount of unrecognized tax benefits at December 31, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rate is $35.5 million and $42.0 million, respectively.

In 2009, the total amount of interest expense related to uncertainty in income taxes recognized in the Company’s consolidated statement of earnings is $5.5 million. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheet is $11.1 million and $12.8 million at December 31, 2009 and 2008, respectively. The change to the accrued interest expense balance between December 31, 2009 and December 31, 2008 is primarily due to a decrease for an advance payment made during the year in connection with the ongoing 2005 and 2006 U.S. Internal Revenue Service income tax audit, partially offset by an increase for the current year interest expense.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $18.0 million to $20.0 million primarily due to settlements of income tax audits in the United States.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2008
California	2003 - 2008
Brazil	2004 - 2008
Canada	2005 - 2008
France	2007 - 2008
Germany	2006 - 2008
Italy	2005 - 2008
Ireland	2003 - 2008
Spain	2005 - 2008
United Kingdom	2007 - 2008

Note 10:    Employee Retirement and Other Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers. U.S. pension benefits are based on years of service and compensation during the five highest consecutive earnings years. Foreign pension benefits are based on various formulas that consider years of service, average or highest earnings during specified periods of employment and other criteria.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans

The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive income.

In the first quarter of 2008, the Company changed the measurement date for its defined benefit pension and other postretirement plans from September 30 to December 31 in accordance with the authoritative guidance issued by the FASB with regard to measurement dates for pension and other postretirement plans. As a result, the Company recognized an increase of $5.2 million in its net pension liability, an increase of $1.6 million in related deferred income tax assets, a reduction of $4.6 million in its beginning retained earnings and an increase of $1.0 million in accumulated other comprehensive income.

Included in accumulated other comprehensive loss as of December 31, 2009 and 2008 are unrecognized actuarial losses of $202.9 million and $282.1 million, respectively, related to the Company’s pension plans. Of the December 31, 2009 amount, the Company expects to recognize approximately $10.2 million in net periodic

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit cost during 2010. Also included in accumulated other comprehensive loss at December 31, 2009 and 2008 are unrecognized prior service credits of $1.7 million and $1.9 million, respectively, and unrecognized actuarial losses of $4.7 million and $5.0 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2009 amounts, the Company expects to recognize $0.3 million of the unrecognized prior service credits and $0.1 million of the unrecognized actuarial losses in net periodic benefit cost during 2010.

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, estimated future payments and assumptions used to determine net periodic benefit cost are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended 2009, 2008 and 2007 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost	$23.0	$24.8	$24.9	$1.6	$1.5	$1.8
Interest cost	37.3	34.4	30.8	2.4	2.2	2.1
Expected return on plan assets	(42.9)	(41.9)	(36.8)	—	—	—
Amortization of prior service costs (credits)	0.1	—	—	(0.3)	(0.3)	(0.2)
Recognized net actuarial losses	12.6	6.5	11.4	0.1	0.1	0.3

Net periodic benefit cost	$30.1	$23.8	$30.3	$3.8	$3.5	$4.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation, Change in Plan Assets and Funded Status

The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2009 and 2008.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$620.0	$578.6	$39.9	$35.9
Adjustments due to change in measurement date	—	13.0	—	0.9
Service cost	23.0	24.8	1.6	1.5
Interest cost	37.3	34.4	2.4	2.2
Participant contributions	1.6	1.7	—	—
Actuarial (gains) losses	(20.5)	(2.1)	(0.3)	0.8
Benefits paid	(13.2)	(12.7)	(1.5)	(1.4)
Plan amendment in 2008	—	1.3	—	—
Impact of foreign currency translation	7.0	(19.0)	—	—

Projected benefit obligation, end of year	655.2	620.0	42.1	39.9

Change in Plan Assets
Fair value of plan assets, beginning of year	462.7	547.5	—	—
Adjustments due to change in measurement date	—	(2.0)	—	—
Actual return on plan assets	89.6	(141.7)	—	—
Company contributions	12.9	84.5	1.5	1.4
Participant contributions	1.6	1.7	—	—
Benefits paid	(13.2)	(12.7)	(1.5)	(1.4)
Impact of foreign currency translation	6.3	(14.6)	—	—

Fair value of plan assets, end of year	559.9	462.7	—	—

Funded status of plans	$(95.3)	$(157.3)	$(42.1)	$(39.9)

Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Investments and other assets	$24.6	$0.9	$—	$—
Accrued compensation	(2.2)	(2.0)	(1.1)	(0.9)
Other liabilities	(117.7)	(156.2)	(41.0)	(39.0)

Net accrued benefit costs	$(95.3)	$(157.3)	$(42.1)	$(39.9)

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $590.2 million and $543.4 million at December 31, 2009 and 2008, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2009 and 2008 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2009	2008	2009	2008
	(in millions)
Projected benefit obligation	$568.4	$606.1	$568.4	$519.1
Accumulated benefit obligation	513.4	530.5	513.4	455.7
Fair value of plan assets	448.5	448.0	448.5	372.6

The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2010, the Company expects to pay contributions of between $30.0 million and $40.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).

Fair Value of Plan Assets

The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 13, “Fair Value Measurements.”

The table below presents total plan assets by investment category as of December 31, 2009 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$7.1	$7.1	$—	$—
Equity Securities
U.S. large-cap growth	41.5	41.5	—	—
U.S mid-cap growth	16.2	16.2	—	—
U.S. small-cap growth	16.0	16.0	—	—
U.S. large-cap index	29.7	29.7	—	—
U.S. large-cap value	39.8	39.8	—	—
International equities	156.1	156.1	—	—
Fixed Income Securities
U.S. Treasury bonds	18.8	—	18.8	—
Global corporate bonds	160.9	—	160.9	—
International government bonds	2.6	—	2.6	—
International bond funds	54.5	54.5	—	—
Global corporate bond funds	7.7	7.7	—	—
International government bond funds	9.0	9.0	—	—

	$559.9	$377.6	$182.3	$—

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s target asset allocation for both its U.S. and non-U.S. pension plans’ assets is 50% equity securities and 50% fixed income securities. Risk tolerance on invested pension plan assets is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and quarterly investment portfolio reviews.

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.19%	6.25%	5.90%	6.05%	6.25%	5.90%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.71%	5.50%	4.65%
Expected return on plan assets	6.03%	6.82%	6.43%
Rate of compensation increase	4.01%	4.13%	4.24%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	6.04%	6.19%		6.09%	6.05%
Rate of compensation increase	4.25%	4.25%		—	—
Non-U.S. Pension Plans:
Discount rate	6.16%	5.71%
Rate of compensation increase	3.25%	4.01%

Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest cost components	$0.8	$(0.6)
Effect on postretirement benefit obligation	7.9	(6.3)

The assumed annual health care cost trend rate for the retiree health plan was 9% for 2009, gradually decreasing to 5% in 2016 and remaining at that level thereafter.

For the U.S. qualified pension plan, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2010 is 8.25% for its U.S. funded pension plan.

For non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities. The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2010 is 5.85% for its non-U.S. funded pension plans.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2010	$17.9	$1.1
2011	19.9	1.2
2012	22.0	1.3
2013	24.4	1.5
2014	26.7	1.7
2015 – 2019	184.1	12.0

	$295.0	$18.8

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2009, 2008 and 2007, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Effective February 13, 2009, the Company reduced the 100% Company match to up to 2% of compensation. Effective January 1, 2010, the Company increased the 100% Company match to up to 3% of compensation. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $8.1 million in 2009, $16.9 million in 2008 and $13.8 million in 2007.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $16.9 million, $17.7 million and $10.4 million in 2009, 2008 and 2007, respectively.

Note 11:    Employee Stock Plans

The Company has an incentive award plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers, key employees and non-employee directors.

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

At December 31, 2009, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 16.3 million shares.

Share-Based Award Activity and Balances

The following table summarizes the Company’s stock option activity:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	21,238	$48.96	18,695	$44.50	20,241	$41.03
Options granted	5,790	40.73	4,643	63.33	4,067	59.07
Options exercised	(1,835)	35.68	(1,511)	34.35	(3,920)	35.08
Options cancelled	(296)	52.01	(589)	57.41	(1,693)	59.88

Outstanding, end of year	24,897	47.99	21,238	48.96	18,695	44.50

Exercisable, end of year	16,628	48.98	11,481	40.90	9,434	36.76

Weighted average per share fair value of options granted during the year	$15.44	$19.82	$17.27

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of stock options exercised in 2009, 2008 and 2007 was $35.9 million, $39.2 million and $106.2 million, respectively.

As of December 31, 2009, the weighted average remaining contractual life of options outstanding and options exercisable are 6.5 years and 5.6 years, respectively, and based on the Company’s closing year-end stock price of $63.01 at December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable are $380.4 million and $239.5 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury.

The following table summarizes the Company’s restricted share activity:

	2009		2008		2007
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	678	$52.12	559	$49.56	525	$43.27
Shares granted	455	42.95	362	57.38	201	59.22
Shares vested	(304)	46.49	(210)	53.71	(131)	39.25
Shares cancelled	(15)	58.96	(33)	56.34	(36)	49.19

Restricted share awards, end of year	814	48.99	678	52.12	559	49.56

The total fair value of restricted shares that vested was $12.7 million in 2009 and 2008, respectively, and $7.7 million in 2007.

Valuation and Expense Recognition of Share-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(in millions)
Employee and director stock options	$131.2	$62.2	$54.5
Employee and director restricted share awards	12.1	11.0	11.3
Stock contributed to employee benefit plans	8.6	19.9	15.9

Pre-tax share-based compensation expense	151.9	93.1	81.7
Income tax benefit	(50.9)	(31.8)	(29.0)

Net share-based compensation expense	$101.0	$61.3	$52.7

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(in millions)
Cost of sales	$12.1	$8.9	$7.4
Selling, general and administrative	101.6	61.4	55.0
Research and development	38.2	22.8	19.3

Pre-tax share-based compensation expense	$151.9	$93.1	$81.7

Share-based compensation expense for 2009 includes $78.6 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, including incremental pre-tax compensation expense of $11.0 million due to the change in fair value from the modifications, consisting of $5.0 million of cost of sales, $52.6 million in selling, general and administrative expenses and $21.0 million in research and development expenses.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards on the original grant date. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2009, 2008 and 2007 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected volatility	39.82%	26.89%	26.17%
Risk-free interest rate	1.64%	3.49%	4.52%
Expected dividend yield	0.40%	0.40%	0.49%
Expected option life (in years)	5.71	5.71	4.95

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

The Company recognizes shared-based compensation cost over the vesting period using the straight-line single option method. Share-based compensation expense is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

As of December 31, 2009, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $104.7 million, which is expected to be recognized over the next

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

48 months (31 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2009, 2008 and 2007.

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

From time to time, the Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed 18 months. The Company does not designate these derivative instruments as accounting hedges.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies to offset foreign currency exposures expected to arise in the normal course of the Company’s business. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

Probable but not firmly committed transactions are comprised of sales of products and purchases of raw material in currencies other than the U.S. dollar. A majority of these sales are made through the Company’s subsidiaries in Europe, Asia Pacific, Canada and Brazil. The Company purchases foreign exchange option contracts to economically hedge the currency exchange risks associated with these probable but not firmly committed transactions. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, generally does not exceed 18 months.

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Korean won. Current changes in the fair value of open foreign currency option contracts are recorded through earnings as “Unrealized gain (loss) on derivative instruments, net” while any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2009, 2008 and 2007, the Company recognized realized gains on settled foreign currency option contracts of $10.6 million, $10.6 million and $1.3 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2009, 2008 and 2007, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(11.0) million, $19.1 million and $(14.5) million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable,” respectively. At December 31, 2009 and 2008, foreign currency derivative assets associated with the foreign exchange option contracts of $14.0 million and $24.3 million, respectively, were included in “Other current assets.” At December 31, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $1.0 million were included in “Other current assets.” At December 31, 2008, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.9 million were included in “Accounts payable.”

At December 31, 2009 and 2008, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2009		2008
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$86.7	$0.8	$112.2	$(3.6)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	47.9	0.2	63.3	2.7
Foreign currency sold — put options	296.2	14.0	216.5	24.3

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2009 and 2008, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2009 and 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At December 31, 2009 and 2008, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt were estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,947.1	$1,947.1	$1,110.4	$1,110.4
Non-current investments:
Marketable equity	—	—	0.6	0.6
Non-marketable equity	5.1	5.1	5.3	5.3
Notes payable	18.1	18.1	4.4	4.4
Long-term debt	874.0	926.3	885.3	860.9
Long-term convertible notes	617.3	651.4	685.2	712.9

The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million. Marketable equity investments include unrealized holding losses, net of tax, of $1.4 million at December 31, 2008, which are included as a component of “Accumulated other comprehensive loss” in the consolidated balance sheet. In July 2009, the Company sold a non-marketable equity investment in connection with a third-party tender offer for the business underlying the equity investment and recognized a $25.3 million pre-tax gain. During 2009, 2008 and 2007, the Company recognized unrealized pre-tax holding gains (losses) related to changes in the fair value of marketable equity investments of $2.9 million, $(5.8) million and $0.8 million, respectively, as a component of “Other comprehensive income (loss).”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2009, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2009, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, foreign exchange derivatives and the interest rate swap with a $300.0 million notional amount. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$574.6	$574.6	$—	$—
Foreign time deposits	156.9	156.9	—	—
Other cash equivalents	1,108.6	1,108.6	—	—
Foreign exchange derivative assets	15.0	—	15.0	—
Interest rate swap derivative asset	30.4	—	30.4	—

	$1,885.5	$1,840.1	$45.4	$—

Liabilities
Interest rate swap derivative liability	$30.4	$—	$30.4	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of December 31, 2009 are based upon reasonable estimates and assumptions.

Note 14:    Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting the Company’s motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, the Company filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009. The trial related to plaintiff Dee Spears began in January 2010 and is in progress.

Government Investigations

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, Northern District of Georgia, or DOJ. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. In December 2009, the DOJ served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of the Company’s speaker bureau programs.

In September 2009, Allergan received service of process of an Investigative Demand from the Department of Justice for the State of Oregon. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Aczone®. In January 2010, the Company received service of a Subpoena Duces Tecum from the Attorney General, State of Delaware. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Restasis® and Acular LS®.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ related to Botox® discussed herein and in Note 15, “Commitments and Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Note 15:     Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $57.9 million in 2009, $50.9 million in 2008 and $41.9 million in 2007.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2009 are as follows: $51.3 million in 2010, $38.5 million in 2011, $22.7 million in 2012, $16.8 million in 2013, $12.2 million in 2014 and $36.7 million thereafter.

Contingencies

During 2009 and 2008, the Company incurred approximately $32.2 million and $25.7 million, respectively, of costs associated with the DOJ’s inquiry related to Botox® discussed in Note 14, “Legal Proceedings.” Costs associated with responding to the DOJ investigation during fiscal year 2010 are expected to total approximately $30.0 million to $40.0 million (unaudited). Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might be incurred related to this inquiry, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

During 2009, the Company established a reserve totaling $9.9 million for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 17:    Product Warranties

The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program currently provides lifetime product replacement, $1,200 of financial assistance for surgical procedures within ten years of implantation and

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contralateral implant replacement. The ConfidencePlus® Premier program, which normally requires a low additional enrollment fee, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The enrollment fee is deferred and recognized as income over the ten year warranty period for financial assistance. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2009 and 2008:

	2009	2008
	(in millions)
Balance, beginning of year	$29.5	$28.0
Provision for warranties issued during the year	5.5	6.5
Settlements made during the year	(5.6)	(5.8)
Increases in warranty estimates	—	0.8

Balance, end of year	$29.4	$29.5

Current portion	$6.7	$6.3
Non-current portion	22.7	23.2

Total	$29.4	$29.5

Note 18:    Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System (formerly known as the BIB® System); and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	2009	2008	2007
	(in millions)
Product net sales:
Specialty pharmaceuticals	$3,683.8	$3,502.3	$3,105.0
Medical devices	763.8	837.4	774.0

Total product net sales	4,447.6	4,339.7	3,879.0
Other corporate and indirect revenues	56.0	63.7	59.9

Total revenues	$4,503.6	$4,403.4	$3,938.9

Operating income:
Specialty pharmaceuticals	$1,370.8	$1,220.1	$1,047.9
Medical devices	189.2	222.0	207.1

Total segments	1,560.0	1,442.1	1,255.0
General and administrative expenses, other indirect costs and other adjustments	456.7	475.2	337.0
In-process research and development	—	—	72.0
Amortization of acquired intangible assets (a)	124.4	129.6	99.9
Restructuring charges	50.9	41.3	26.8

Total operating income	$928.0	$796.0	$719.3

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 65.4%, 64.6% and 65.7% of the Company’s total consolidated product net sales in 2009, 2008 and 2007, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2009, 2008 and 2007 were 13.9%, 12.0% and 11.2%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2009, 2008 and 2007 were 12.8%, 12.3% and 11.1%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales consist of sales of ophthalmic surgical devices pursuant to a manufacturing and supply agreement entered into as part of the July 2007 sale of the former Cornéal ophthalmic surgical device business, which was substantially concluded in December 2007. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets, depreciation and amortization and capital expenditures are assigned to geographic regions based upon management responsibility for such items. The Company estimates that total long-lived assets located in the United States, including manufacturing operations and general corporate assets, are approximately $3,673.2 million and $3,781.0 million as of December 31, 2009 and 2008, respectively.

Product Net Sales by Product Line

	2009	2008	2007
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,100.6	$2,009.1	$1,776.5
Botox®/Neuromodulators	1,309.6	1,310.9	1,211.8
Skin Care	208.0	113.7	110.7
Urologics	65.6	68.6	6.0

Total Specialty Pharmaceuticals	3,683.8	3,502.3	3,105.0

Medical Devices:
Breast Aesthetics	287.5	310.0	298.4
Obesity Intervention	258.2	296.0	270.1
Facial Aesthetics	218.1	231.4	202.8

Core Medical Devices	763.8	837.4	771.3
Other	—	—	2.7

Total Medical Devices	763.8	837.4	774.0

Total product net sales	$4,447.6	$4,339.7	$3,879.0

Geographic Information

	Product Net Sales
	2009	2008	2007
	(in millions)
United States	$2,906.0	$2,793.2	$2,541.3
Europe	857.8	881.9	762.5
Latin America	256.0	262.5	224.2
Asia Pacific	254.0	222.3	196.7
Other	169.6	168.8	147.5

	4,443.4	4,328.7	3,872.2
Manufacturing operations	4.2	11.0	6.8

Total product net sales	$4,447.6	$4,339.7	$3,879.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2009	2008	2009	2008	2007	2009	2008	2007
	(in millions)
United States	$3,255.4	$3,389.2	$184.2	$181.9	$147.9	$48.6	$72.9	$49.2
Europe	234.6	252.0	17.9	20.9	18.4	0.9	5.0	5.0
Latin America	25.6	19.9	3.9	3.6	4.2	3.9	5.3	5.1
Asia Pacific	40.3	8.1	2.7	1.7	1.3	1.6	3.3	1.2
Other	4.2	2.5	0.7	0.1	0.1	0.2	2.5	—

	3,560.1	3,671.7	209.4	208.2	171.9	55.2	89.0	60.5
Manufacturing operations	421.6	410.9	26.8	34.8	23.8	25.3	56.5	56.6
General corporate	268.9	252.2	25.9	21.4	19.8	15.3	45.3	25.4

Total	$4,250.6	$4,334.8	$262.1	$264.4	$215.5	$95.8	$190.8	$142.5

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

Note 19:    Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations	$621.3	$563.1	$486.5
Loss from discontinued operations	—	—	(1.7)

Net earnings attributable to Allergan, Inc.	$621.3	$563.1	$484.8

Weighted average number of shares issued	303.6	304.1	305.1
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	2.2	2.3	3.5
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	0.1

Diluted shares	305.8	306.4	308.7

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.05	$1.85	$1.59
Discontinued operations	—	—	—

Net basic earnings per share attributable to Allergan, Inc. stockholders	$2.05	$1.85	$1.59

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$2.03	$1.84	$1.58
Discontinued operations	—	—	(0.01)

Net diluted earnings per share attributable to Allergan, Inc. stockholders	$2.03	$1.84	$1.57

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, options to purchase 13.2 million shares of common stock at exercise prices ranging from $39.67 to $65.63 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the year ended December 31, 2009, as the Company’s average stock price for the period was less than the conversion price of the notes.

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

Note 20:    Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	2009			2008			2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount
	(in millions)
Foreign currency translation adjustments	$38.9	$—	$38.9	$(39.5)	$—	$(39.5)	$47.1	$—	$47.1
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)
Pension and postretirement benefit plan adjustments:
Net gain (loss)	66.7	(17.8)	48.9	(190.3)	64.5	(125.8)	53.7	(15.2)	38.5
Amortization	12.6	(3.4)	9.2	6.5	(2.6)	3.9	11.4	(3.9)	7.5
Unrealized holding gain (loss) on available-for-sale securities	2.9	(1.5)	1.4	(5.8)	2.7	(3.1)	0.8	(0.3)	0.5

Other comprehensive income (loss)	$119.8	$(22.2)	97.6	$(230.4)	$65.1	(165.3)	$111.7	$(18.9)	92.8

Net earnings			623.8			564.7			485.3

Total comprehensive income			721.4			399.4			578.1
Comprehensive income attributable to noncontrolling interest			4.2			1.2			0.7

Comprehensive income attributable to Allergan, Inc.			$717.2			$398.2			$577.4

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21:    Subsequent Event

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc., a medical device company focused on the development of biodegradable silk-based scaffolds for use in tissue regeneration, including breast augmentation, revision and reconstruction and bariatric applications, for an aggregate purchase price of approximately $70.0 million.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2009
Product net sales	$994.6	$1,118.7	$1,127.8	$1,206.5	$4,447.6
Total revenues	1,007.2	1,130.8	1,141.3	1,224.3	4,503.6
Operating income	82.1	292.5	236.5	316.9	928.0
Earnings from continuing operations before income taxes(a)	63.4	257.0	232.3	295.8	848.5
Net earnings	45.0	176.8	179.2	222.8	623.8
Net earnings attributable to Allergan, Inc.	44.7	176.1	179.0	221.5	621.3
Basic earnings per share attributable to Allergan, Inc. stockholders	0.15	0.58	0.59	0.73	2.05
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.15	0.58	0.58	0.72	2.03

2008
Product net sales	$1,061.0	$1,155.8	$1,081.9	$1,041.0	$4,339.7
Total revenues	1,076.6	1,172.0	1,098.2	1,056.6	4,403.4
Operating income	166.0	209.0	237.4	183.6	796.0
Earnings from continuing operations before income taxes(b)	149.5	189.9	233.0	189.8	762.2
Net earnings	107.9	143.8	166.0	147.0	564.7
Net earnings attributable to Allergan, Inc.	107.7	143.4	165.4	146.6	563.1
Basic earnings per share attributable to Allergan, Inc. stockholders	0.35	0.47	0.54	0.48	1.85
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.35	0.47	0.54	0.48	1.84

(a)	Includes 2009 pre-tax charges for the following items:

	Quarter				Total
	First	Second	Third	Fourth
	(in millions)
Amortization of acquired intangible assets	$38.6	$35.5	$36.0	$36.2	$146.3
Restructuring charges	42.1	1.0	4.2	3.6	50.9
Compensation expense from stock option modifications related to the 2009 restructuring plan	77.0	0.6	0.7	0.3	78.6
Termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	4.5	7.2	2.8	—	14.5
Contribution to The Allergan Foundation	—	—	18.0	—	18.0
External costs associated with responding to the U.S. Department of Justice subpoena	7.8	7.4	8.4	8.6	32.2
Upfront payment for technology that has not achieved regulatory approval	—	—	10.0	—	10.0
Non-cash interest expense associated with amortization of convertible debt discount	6.5	5.9	6.0	6.1	24.5
Loss on extinguishment of convertible debt	5.3	—	—	—	5.3
Gain on settlement of a manufacturing and distribution agreement	—	—	—	(14.0)	(14.0)
Gain on investments, net	—	—	(24.6)	—	(24.6)

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(b)	Includes 2008 pre-tax charges for the following items:

	Quarter				Total
	First	Second	Third	Fourth
	(in millions)
Amortization of acquired intangible assets	$34.9	$35.8	$39.3	$40.9	$150.9
Restructuring charges (reversal)	28.4	9.4	(0.2)	3.7	41.3
Integration costs	0.6	1.3	0.1	0.2	2.2
Termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	0.7	0.3	4.8	4.2	10.0
Esprit fair market value inventory adjustment rollout	6.7	5.0	—	—	11.7
External costs associated with responding to the U.S. Department of Justice subpoena	—	9.0	6.7	10.0	25.7
Upfront payments for technologies that have not achieved regulatory approval	—	13.9	6.3	48.5	68.7
Settlement of a distribution agreement in Korea	—	—	—	13.2	13.2
Impairment of intangible asset	—	—	—	5.6	5.6
Non-cash interest expense associated with amortization of convertible debt discount	6.1	6.2	6.3	6.3	24.9

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions(a)	Deductions(b)	Other(c)	Balance at End of Year
	(in millions)
2009	$31.4	$10.8	$(11.9)	$—	$30.3
2008	21.4	12.6	(2.6)	—	31.4
2007	15.8	5.3	(3.4)	3.7	21.4

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.

(c)	Allowance for doubtful accounts acquired as part of the Esprit and Cornéal acquisitions, net of amounts disposed as part of discontinued operations, as applicable.