Form 10-Q
period 2010-03-31
ALLERGAN INC
filed 2010-05-07
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 307,511,888 shares of common stock outstanding (including 3,427,546 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended
	March 31, 2010	March 31, 2009
Revenues:
Product net sales	$1,105.8	$994.6
Other revenues	48.9	12.6

Total revenues	1,154.7	1,007.2

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	170.2	177.8
Selling, general and administrative	473.8	484.5
Research and development	222.7	182.1
Amortization of acquired intangible assets	37.1	38.6
Restructuring charges	0.6	42.1

Operating income	250.3	82.1

Non-operating income (expense):
Interest income	1.3	2.7
Interest expense	(16.6)	(19.4)
Other, net	(3.0)	(2.0)

	(18.3)	(18.7)

Earnings before income taxes	232.0	63.4
Provision for income taxes	63.0	18.4

Net earnings	169.0	45.0
Net earnings attributable to noncontrolling interest	1.1	0.3

Net earnings attributable to Allergan, Inc.	$167.9	$44.7

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.55	$0.15

Diluted	$0.55	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$1,989.7	$1,947.1
Trade receivables, net	558.7	576.6
Inventories	219.4	213.9
Other current assets	376.4	368.7

Total current assets	3,144.2	3,106.3
Investments and other assets	268.4	266.7
Deferred tax assets	6.7	—
Property, plant and equipment, net	795.4	808.1
Goodwill	2,008.4	1,998.3
Intangibles, net	1,405.3	1,357.2

Total assets	$7,628.4	$7,536.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.9	$18.1
Accounts payable	257.9	204.0
Accrued compensation	98.4	164.3
Other accrued expenses	388.4	382.7
Income taxes	20.7	42.5

Total current liabilities	783.3	811.6
Long-term debt	877.8	874.0
Long-term convertible notes	623.5	617.3
Deferred tax liabilities	—	1.4
Other liabilities	377.1	388.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of March 31, 2010 and December 31, 2009	3.1	3.1
Additional paid-in capital	2,736.2	2,730.3
Accumulated other comprehensive loss	(122.8)	(102.8)
Retained earnings	2,498.7	2,356.7

	5,115.2	4,987.3
Less treasury stock, at cost (3,098,000 shares as of March 31, 2010 and 3,079,000 shares as of December 31, 2009)	(170.4)	(164.5)

Total stockholders’ equity	4,944.8	4,822.8
Noncontrolling interest	21.9	21.1

Total equity	4,966.7	4,843.9

Total liabilities and equity	$7,628.4	$7,536.6

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net earnings	$169.0	$45.0
Non-cash items included in net earnings:
Depreciation and amortization	66.3	69.0
Amortization of original issue discount and debt issuance costs	6.9	7.3
Amortization of net realized gain on interest rate swap	(0.3)	(0.3)
Deferred income tax benefit	(12.1)	(40.3)
Loss on disposal and impairment of assets	0.4	3.1
Loss on extinguishment of convertible debt	—	5.3
Unrealized loss on derivative instruments	0.7	2.8
Expense of share-based compensation plans	18.2	98.2
Restructuring charges	0.6	42.1
Changes in assets and liabilities:
Trade receivables	11.6	(9.2)
Inventories	(3.1)	3.8
Other current assets	(22.9)	8.0
Other non-current assets	(2.7)	2.8
Accounts payable	34.1	9.1
Accrued expenses	(59.3)	(82.2)
Income taxes	(21.8)	(43.0)
Other liabilities	(12.3)	(5.0)

Net cash provided by operating activities	173.3	116.5

Cash flows from investing activities:
Acquisition, net of cash acquired	(63.7)	—
Additions to property, plant and equipment	(12.5)	(11.5)
Additions to capitalized software	(2.9)	(8.9)
Contractual purchase price adjustment to prior acquisition	(1.7)	—

Net cash used in investing activities	(80.8)	(20.4)

Cash flows from financing activities:
Dividends to stockholders	(15.1)	(15.2)
Repayments of convertible borrowings	—	(98.3)
Payments to acquire treasury stock	(59.6)	—
Net repayments of notes payable	(3.5)	(3.3)
Sale of stock to employees	36.0	5.0
Excess tax benefits from share-based compensation	—	0.1

Net cash used in financing activities	(42.2)	(111.7)

Effect of exchange rate changes on cash and equivalents	(7.7)	(6.5)

Net increase (decrease) in cash and equivalents	42.6	(22.1)
Cash and equivalents at beginning of period	1,947.1	1,110.4

Cash and equivalents at end of period	$1,989.7	$1,088.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$1.2	$7.7

Income taxes, net of refunds	$104.6	$99.3

In the first quarter of 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires ongoing reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which the Company currently conducts business and collaborations are variable interest entities.

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. The Company has not yet evaluated the potential impact of adopting this guidance on the Company’s consolidated financial statements.

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

Note 2: Acquisitions and Collaborations

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue regeneration, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $95.6 million and assumed liabilities of $31.9 million. The acquisition was funded from current cash and equivalent balances. The Serica acquisition provides the Company with an approved technology that has potential future application in breast augmentation, revision, and reconstructive surgeries, as well as potential bariatric applications.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Serica purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired in the Serica acquisition is not deductible for federal income tax purposes.

The Company believes the fair values assigned to the Serica assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Identifiable intangible assets	$71.4
Goodwill	14.0
Property, plant and equipment	0.7
Deferred tax assets — non-current	9.5
Accounts payable and accrued liabilities	(3.1)
Notes payable	(3.4)
Deferred tax liabilities — non-current	(25.4)

$63.7

The Company’s fair value estimates for the Serica purchase price allocation may change during the allowable allocation period, which is currently up to one year from the acquisition date, if additional information that would result in a difference in the fair value estimates becomes available.

The acquired identifiable intangible assets consist of $67.1 million in developed technology related to a medical device approved in the United States that aids in the repair and reinforcement of human soft tissue and an in-process research and development asset of $4.3 million related to a dermal filler technology that has not yet achieved regulatory approval. The useful life of the developed technology was determined to be approximately 11.8 years. Future impairment evaluations for the developed technology will occur at a consolidated cash flow level within the Company’s medical devices segment in the United States, the market used to originally value the intangible asset. The in-process research and development asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.

Samil Acquisition

On July 7, 2009, the Company and Samil Pharmaceutical Co. Ltd. entered into a joint venture, Samil Allergan Ophthalmic Joint Venture Company (Samil) in Korea by integrating the Samil Eyecare division with the Company’s Korean ophthalmology products. In addition, the Company paid approximately $16.3 million ($14.8 million, net of cash acquired) to Samil Pharmaceutical Co. Ltd. to acquire the Company’s joint venture investment and received a 50.001% stockholder interest in the joint venture. The acquisition was funded from cash and equivalents balances. The Company accounted for the Samil acquisition as a business combination.

In connection with the Samil acquisition, the Company acquired assets with a fair value of $40.8 million, including goodwill of $24.7 million, intangible assets of $5.1 million, cash of $1.5 million and other assets of $9.5 million, and assumed liabilities of $8.1 million. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. In the first quarter of 2010, the Company increased goodwill by $1.7 million due to a contractual purchase price adjustment.

Collaborations

In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase 3 investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. Under the terms of the agreement, the Company receives exclusive worldwide rights to develop, manufacture and commercialize the investigational drug for all potential indications except Primary Nocturnal Enuresis (pediatric bedwetting). In conjunction with the agreement, the Company is required to make an upfront payment to Serenity of $43.0 million. The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments. Because the technology has not yet achieved regulatory approval, the Company recorded the upfront payment of $43.0 million as research and development expense for the three month period ended March 31, 2010. The liability for the upfront payment is included in “Accounts payable” as of March 31, 2010.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2010, the Company and Bristol-Myers Squibb Company (Bristol-Myers Squibb) entered into an agreement for the development and commercialization of an investigational drug for neuropathic pain. Under the terms of the agreement, the Company granted to Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture, and commercialize the investigational drug for neuropathic pain and backup compounds. In conjunction with the agreement, the Company will receive a net upfront payment of $36.0 million. The terms of the agreement also include potential future development and regulatory milestone payments to the Company of up to $373.0 million, as well as potential future royalty payments. The Company recorded the net upfront receipt of $36.0 million as other revenue for the three month period ended March 31, 2010 and the related receivable is included in “Other current assets” as of March 31, 2010.

In March 2010, the Company amended its existing license agreements with GlaxoSmithKline (GSK) to reacquire the distribution rights to Botox® for all current and future cosmetic indications in Japan and China for $18.5 million. The Company capitalized the payment for these reacquired rights as an intangible asset and the related liability is included in “Accounts payable” as of March 31, 2010.

Note 3: Restructuring Charges and Integration Costs

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

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications was recognized ratably from the modification date to the employees’ expected termination date. The fair value of the modifications to all share-based awards was generally estimated using a lattice model. The total incremental pre-tax compensation expense associated with the modifications attributable to the 2009 restructuring plan was $11.0 million.

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009. The restructuring charges primarily consist of employee severance and other one-time termination benefits. During 2009, the Company recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in selling, general and administrative (SG&A) expenses and $21.0 million in research and development (R&D) expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses. During the three month periods ended March 31, 2010 and 2009, the Company recorded pre-tax restructuring charges of $0.1 million and $38.4 million, respectively. As of March 31, 2010, remaining accrued expenses of $3.0 million related to the 2009 restructuring plan are included in “Other accrued expenses.” During the three month period ended March 31, 2009, the Company also recognized a total of $77.0 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $51.7 million in SG&A expenses and $20.3 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, the Company had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. The Company did not incur any restructuring charges or costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three month period ended March 31, 2010. During the three month period ended March 31, 2009, the Company recorded $4.0 million of pre-tax restructuring charges and recognized $4.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. As of March 31, 2010, remaining accrued expenses of $4.0 million for the restructuring and phased closure of the Arklow facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the three month period ended March 31, 2010 are $0.4 million of restructuring charges primarily for employee severance related to the Serica acquisition and $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three month period ended March 31, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with the Serica acquisition, $0.2 million of SG&A expenses related to transaction costs associated with an announced agreement between the Company and its distributor in Turkey to establish direct operations in Turkey beginning in the second quarter of 2010 and $0.3 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.

Included in the three month period ended March 31, 2009 are a $0.4 million restructuring charge reversal related to the Company’s closure of its collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008, and $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Note 4: Intangibles and Goodwill

Intangibles

At March 31, 2010 and December 31, 2009, the components of intangibles and certain other related information were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,458.9	$(341.8)	14.2	$1,396.4	$(317.2)	14.3
Customer relationships	42.3	(42.3)	3.1	42.3	(42.0)	3.1
Licensing	243.3	(108.2)	10.8	224.7	(102.3)	10.0
Trademarks	27.4	(20.8)	6.3	27.5	(19.6)	6.3
Core technology	189.2	(52.0)	15.2	191.7	(49.5)	15.2
Other	5.7	(0.7)	7.2	5.6	(0.4)	7.1

	1,966.8	(565.8)	13.5	1,888.2	(531.0)	13.5
Unamortizable Intangible Assets:
In-process research and development	4.3	—		—	—

	$1,971.1	$(565.8)		$1,888.2	$(531.0)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care and urologics products acquired in connection with business combinations and asset acquisitions. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal), gastric band technology acquired in connection with the Company’s 2007 acquisition of EndoArt SA (EndoArt), and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist of acquired product registration rights and distributor relationships. The in-process research and development asset consists of a dermal filler technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica. The increase in developed technology at March 31, 2010 compared to December 31, 2009 is primarily due to the Serica acquisition. The increase in licensing assets at March 31, 2010 compared to December 31, 2009 is primarily due to a licensing payment for the reacquisition of Botox® Cosmetic distribution rights in Japan and China.

The following table provides amortization expense by major categories of amortizable intangible assets for the three month periods ended March 31, 2010 and 2009, respectively:

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Developed technology	$26.6	$25.2
Customer relationships	0.3	3.4
Licensing	5.8	5.8
Trademarks	1.1	1.1
Core technology	3.1	3.1
Other	0.2	—

	$37.1	$38.6

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

Estimated amortization expense is $149.4 million for 2010, $146.5 million for 2011, $141.4 million for 2012, $127.2 million for 2013 and $122.2 million for 2014.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Changes in the carrying amount of goodwill by operating segment through March 31, 2010 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2009	$73.2	$1,925.1	$1,998.3
Serica acquisition	—	14.0	14.0
Samil acquisition contractual purchase price adjustment	1.7	—	1.7
Foreign exchange translation effects	0.6	(6.2)	(5.6)

Balance at March 31, 2010	$75.5	$1,932.9	$2,008.4

Note 5: Inventories

Components of inventories were:

	March 31, 2010	December 31, 2009
	(in millions)
Finished products	$145.7	$137.9
Work in process	28.0	34.9
Raw materials	45.7	41.1

Total	$219.4	$213.9

At March 31, 2010 and December 31, 2009, approximately $5.6 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of March 31, 2010, the conversion criteria had not been met. The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes. As of March 31, 2010, the carrying value of the liability component is $623.5 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $4.6 million as of March 31, 2010 and December 31, 2009, respectively.

The total amount of unrecognized tax benefits was $34.8 million and $39.3 million as of March 31, 2010 and December 31, 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $32.0 million and $35.5 million as of March 31, 2010 and December 31, 2009, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $16.0 million to $19.0 million due to the settlement of income tax audits in the United States.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $9.4 million and $11.1 million as of March 31, 2010 and December 31, 2009, respectively.

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

The determination of fair value using the Black-Scholes and lattice option-pricing models is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company currently estimates stock price volatility based upon an equal weighting of the historical average over the expected life of the award and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

For the three month periods ended March 31, 2010 and 2009, share-based compensation expense was as follows:

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Cost of sales	$1.1	$6.7
Selling, general and administrative	12.9	65.9
Research and development	4.2	25.6

Pre-tax share-based compensation expense	18.2	98.2
Income tax benefit	5.6	31.8

Net share-based compensation expense	$12.6	$66.4

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense for the three month period ended March 31, 2009 includes $77.0 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, consisting of $5.0 million of cost of sales, $51.7 million in SG&A expenses and $20.3 million in R&D expenses.

As of March 31, 2010, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $179.2 million, which is expected to be recognized over the next 48 months (38 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2010.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three month periods ended March 31, 2010 and 2009, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in millions)		(in millions)
Service cost	$5.1	$5.6	$0.6	$0.4
Interest cost	9.8	9.2	0.8	0.6
Expected return on plan assets	(11.6)	(10.6)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	2.5	3.1	0.3	—

Net periodic benefit cost	$5.8	$7.3	$1.6	$0.9

In 2010, the Company expects to pay contributions of between $20.0 million and $30.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting the Company’s motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court. On May 3, 2010, the supreme court heard oral arguments.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, the Company filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009. The trial related to plaintiff Dee Spears began in January 2010. In March 2010, the jury returned a verdict in the Company’s favor and the court entered a judgment on the special verdict. In April 2010, plaintiff Dee Spears filed a motion for a new trial and the court has scheduled a hearing on the motion for May 10, 2010. The court has scheduled a trial date for September 13, 2010 for the Sonya Bryant matter only. Trial dates have not been set for the remaining plaintiffs.

Government Investigations

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice (DOJ), Northern District of Georgia. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. In December 2009, the DOJ for the Northern District of Georgia served the Company with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of the Company’s speaker bureau programs.

In September 2009, the Company received service of process of an Investigative Demand from the DOJ for the State of Oregon. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Aczone®.

In January 2010, the Company received service of a Subpoena Duces Tecum from the Attorney General, State of Delaware. The subpoena requests the production of documents relating to the Company’s sales and marketing practices in connection with Restasis® and Acular LS®. In March 2010, the Attorney General, State of Delaware withdrew the Subpoena Duces Tecum.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ related to Botox® discussed herein and in Note 11, “Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect its ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

Note 11: Contingencies

During 2009, the Company incurred approximately $32.2 million of costs associated with the DOJ’s inquiry related to Botox® discussed in Note 10, “Legal Proceedings.” During the three month period ended March 31, 2010, the Company incurred $4.5 million of costs associated with the DOJ’s inquiry. Costs associated with responding to the DOJ investigation during fiscal year 2010 are expected to total approximately $30.0 million to $40.0 million. Estimated costs include attorneys’

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees and costs associated with document production, imaging and information services support. The Company believes there is a reasonable possibility that a loss may be incurred. The Company continues to cooperate with the DOJ and to discuss resolution of the matters to which the investigation relates, although no assurances can be given that a resolution will occur. Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might result, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates. As of March 31, 2010, the reserve for the contingent liability is $10.8 million and is included in “Other accrued expenses.”

Note 12: Guarantees

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining illegal personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2010:

(in millions)
Balance at December 31, 2009	$29.4
Provision for warranties issued during the period	1.8
Settlements made during the period	(1.8)

Balance at March 31, 2010	$29.4

Current portion	$6.7
Non-current portion	22.7

Total	$29.4

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions, except per share amounts)
Net earnings attributable to Allergan, Inc.	$167.9	$44.7

Weighted average number of shares issued	303.5	303.8
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	3.6	1.0

Diluted shares	307.1	304.8

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.55	$0.15

Diluted	$0.55	$0.15

For the three month periods ended March 31, 2010 and 2009, options to purchase 11.2 million and 19.4 million shares of common stock at exercise prices ranging from $47.10 to $65.63 and $39.67 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three month periods ended March 31, 2010 and 2009, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three month periods ended March 31, 2010 and 2009:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2010			March 31, 2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(19.2)	$—	$(19.2)	$(25.2)	$—	$(25.2)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding gain (loss) on available-for-sale securities	—	—	—	0.2	(0.4)	(0.2)

Other comprehensive loss	$(19.5)	$0.1	(19.4)	$(25.3)	$(0.3)	(25.6)

Net earnings			169.0			45.0

Total comprehensive income			149.6			19.4
Comprehensive income attributable to noncontrolling interest			1.8			0.2

Comprehensive income attributable to Allergan, Inc.			$147.8			$19.2

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

Interest Rate Risk Management

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents and interest expense on debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2010 and December 31, 2009, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $34.2 million and $30.4 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three month periods ended March 31, 2010 and 2009, the Company recognized $3.8 million and $3.1 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three month periods ended March 31, 2010 and 2009, the Company recognized $0.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of March 31, 2010, the remaining unrecognized gain of $7.9 million ($4.7 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2010 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges were considered to be ineffective during the three month periods ended March 31, 2010 and 2009, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Korean won. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month periods ended March 31, 2010 and 2009, the Company recognized realized gains on settled foreign currency option contracts of $2.0 million and $5.3 million, respectively, and net unrealized losses on open foreign currency option contracts of $0.7 million and $2.8 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During each of the three month periods ended March 31, 2010 and 2009, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $0.7 million.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets.” At March 31, 2010 and December 31, 2009, foreign currency derivative assets associated with the foreign exchange option contracts of $15.3 million and $14.0 million,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, were included in “Other current assets.” At March 31, 2010, the net fair value associated with outstanding foreign exchange forward contracts was approximately zero. At December 31, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $1.0 million were included in “Other current assets.”

At March 31, 2010 and December 31, 2009, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$94.0	$0.5	$86.7	$0.8
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.0	(0.5)	47.9	0.2
Foreign currency sold — put options	295.2	15.3	296.2	14.0

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2010 and December 31, 2009, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2010 and December 31, 2009. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At March 31, 2010 and December 31, 2009, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures. The fair value of notes payable and long-term debt were estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,989.7	$1,989.7	$1,947.1	$1,947.1
Non-current non-marketable equity investments	5.1	5.1	5.1	5.1
Notes payable	17.9	17.9	18.1	18.1
Long-term debt	877.8	973.1	874.0	926.3
Long-term convertible notes	623.5	654.7	617.3	651.4

During the three month period ended March 31, 2009, the Company recognized unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $0.2 million as a component of “Other comprehensive income (loss).” The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At March 31, 2010, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2010, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include commercial paper and foreign time deposits classified as cash equivalents, other cash equivalents, foreign exchange derivatives and the $300.0 million notional amount interest rate swap. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$570.5	$570.5	$—	$—
Foreign time deposits	189.7	189.7	—	—
Other cash equivalents	1,136.2	1,136.2	—	—
Foreign exchange derivative assets	15.3	—	15.3	—
Interest rate swap derivative asset	34.2	—	34.2	—

	$1,945.9	$1,896.4	$49.5	$—

Liabilities
Interest rate swap derivative liability	$34.2	$—	$34.2	$—

Commercial paper, foreign time deposits and other cash equivalents are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of March 31, 2010 are based upon reasonable estimates and assumptions.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Product net sales:
Specialty pharmaceuticals	$907.3	$826.9
Medical devices	198.5	167.7

Total product net sales	1,105.8	994.6
Other corporate and indirect revenues	48.9	12.6

Total revenues	$1,154.7	$1,007.2

Operating income:
Specialty pharmaceuticals	$311.9	$289.9
Medical devices	67.1	33.7

Total segments	379.0	323.6
General and administrative expenses, other indirect costs and other adjustments	96.7	166.3
Amortization of acquired intangible assets (a)	31.4	33.1
Restructuring charges	0.6	42.1

Total operating income	$250.3	$82.1

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales, including manufacturing operations, represented 62.5% and 67.4% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2010 and 2009, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month periods ended March 31, 2010 and 2009 were 12.1%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 31, 2010 and 2009 were 14.0% and 12.3%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Product Net Sales by Product Line

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$512.0	$473.6
Botox® /Neuromodulators	331.0	297.3
Skin Care	50.6	38.3
Urologics	13.7	17.7

Total Specialty Pharmaceuticals	907.3	826.9

Medical Devices:
Breast Aesthetics	77.9	66.2
Obesity Intervention	61.2	59.8
Facial Aesthetics	59.4	41.7

Total Medical Devices	198.5	167.7

Total product net sales	$1,105.8	$994.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Product Net Sales

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
United States	$690.2	$668.2
Europe	224.9	191.6
Latin America	63.9	48.3
Asia Pacific	78.6	48.9
Other	47.6	35.9

	1,105.2	992.9
Manufacturing operations	0.6	1.7

Total product net sales	$1,105.8	$994.6

Long-Lived Assets
	March 31, 2010	December 31, 2009
	(in millions)
United States	$3,315.3	$3,255.4
Europe	221.2	234.6
Latin America	24.4	25.6
Asia Pacific	58.2	40.3
Other	4.1	4.2

	3,623.2	3,560.1
Manufacturing operations	405.2	421.6
General corporate	264.7	268.9

Total	$4,293.1	$4,250.6

Intangible assets and goodwill related to the Serica acquisition completed in the first quarter of 2010 are reflected in the United States balance above. Intangible assets related to the acquisition of Botox® Cosmetic distribution rights in Japan and China completed in the first quarter of 2010 are reflected in the Asia Pacific balance above.

Note 19: Subsequent Event

On April 1, 2010, the Company entered into a business combination agreement and a revised distribution agreement with its distributor in Turkey that will allow the Company to establish direct operations in Turkey beginning in the second quarter of 2010. In connection with the business combination agreement, the Company will be required to pay its distributor approximately $34.0 million plus contingent consideration based on certain revenue matrices over the next five years. This agreement is subject to clearance by the Turkish Competition Authority.

ALLERGAN, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three month periods ended March 31, 2010 and 2009, and our financial condition at March 31, 2010. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2010 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $3.4 million and $3.3 million at March 31, 2010 and December 31, 2009, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2010 and 2009 were $12.4 million and $10.8 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2010 and December 31, 2009 were $42.0 million and $41.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $87.1 million and $85.6 million in the first quarter of 2010 and 2009, respectively. The slight increase in the provision for sales returns in the first quarter of 2010 compared to the first quarter of 2009 is primarily due to increased sales returns related to breast implant products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $171.8 million and $158.6 million at March 31, 2010 and December 31, 2009, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $131.7 million and $90.2 million in the first quarter of 2010 and 2009, respectively. The increases in the amounts accrued at March 31, 2010 compared to December 31, 2009 and the provisions for sales rebates and other incentive programs in the first quarter of 2010 compared to the first quarter of 2009 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products, an increase in the number of incentive programs offered, and additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2010 and 2009, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plans for determining the net periodic benefit cost is 8.25% for 2010, which is the same rate used for 2009. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.85% and 6.03% for 2010 and 2009, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2010 pre-tax pension benefit cost by approximately $1.5 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2009 were 6.04% and 6.16%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2010 are 6.04% and 6.16%, respectively, and for 2009 were 6.19% and 5.71%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2010 pre-tax pension benefit costs by approximately $3.3 million and increase our pension plans’ projected benefit obligations at December 31, 2009 by approximately $27.4 million.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $4.6 million at March 31, 2010 and December 31, 2009, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On July 7, 2009, we acquired a 50.001% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company, or Samil, for approximately $14.8 million, net of cash acquired. We accounted for the acquisitions of Serica and Samil as business combinations. The purchase prices for the acquisitions were allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Impairment Evaluations for Goodwill and Purchased Intangible Assets

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have two reporting units, specialty pharmaceuticals and medical devices, and currently perform our annual evaluation as of October 1 each year.

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the October 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of March 31, 2010, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At March 31, 2010, we employed approximately 8,640 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2010 and 2009:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	March 31, 2010	March 31, 2009
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$512.0	$473.6	$38.4	$18.3	$20.1	8.1%	3.9%	4.2%
Botox® /Neuromodulator	331.0	297.3	33.7	19.6	14.1	11.3%	6.6%	4.7%
Skin Care	50.6	38.3	12.3	12.0	0.3	32.1%	31.3%	0.8%
Urologics	13.7	17.7	(4.0)	(4.0)	—	(22.6)%	(22.6)%	—%

Total Specialty Pharmaceuticals	907.3	826.9	80.4	45.9	34.5	9.7%	5.6%	4.1%

Medical Devices:
Breast Aesthetics	77.9	66.2	11.7	9.3	2.4	17.7%	14.0%	3.7%
Obesity Intervention	61.2	59.8	1.4	(1.3)	2.7	2.3%	(2.2)%	4.5%
Facial Aesthetics	59.4	41.7	17.7	14.4	3.3	42.4%	34.5%	7.9%

Total Medical Devices	198.5	167.7	30.8	22.4	8.4	18.4%	13.4%	5.0%

Total product net sales	$1,105.8	$994.6	$111.2	$68.3	$42.9	11.2%	6.9%	4.3%

Domestic product net sales	62.5%	67.4%
International product net sales	37.5%	32.6%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$94.1	$102.9	$(8.8)	$(12.5)	$3.7	(8.5)%	(12.1)%	3.6%
Lumigan® Franchise	119.6	101.2	18.4	13.0	5.4	18.1%	12.8%	5.3%
Restasis®	133.4	110.4	23.0	22.6	0.4	20.9%	20.5%	0.4%
Sanctura® Franchise	13.7	17.7	(4.0)	(4.0)	—	(22.6)%	(22.6)%	—%
Latisse®	18.8	12.3	6.5	6.3	0.2	52.6%	50.9%	1.7%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $111.2 million in the first quarter of 2010 compared to the first quarter of 2009 due to an increase of $80.4 million in our specialty pharmaceuticals product net sales and an increase of $30.8 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due primarily to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales across all of our medical device product lines.

Several of our products, including Botox® Cosmetic, and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products. In periods when negative economic conditions prevail, we believe there could be a corresponding negative effect on our sales, operations and profitability.

In March 2010, the U.S. government enacted significant legislation reforming the U.S. health care system. The legislation includes provisions that we believe will have a significant impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, a future increase in the initial coverage limit for Medicare participants, future annual non-deductible fees on entities that manufacture or import branded prescription drugs offered for sale in the United States, and excise taxes on the sales of medical devices in the United States. In the first quarter of 2010, we recognized a reduction in product net sales of approximately $1.4 million for additional rebates related to the provisions of U.S. health care reform legislation that became effective before March 31, 2010. For the full fiscal year 2010, we expect a reduction in product net sales of approximately $12.0 million related to the recently enacted U.S. health care reform legislation. In addition, based on internal information and assumptions, we currently estimate that this legislation will have a negative impact on our fiscal year 2011 product net sales and earnings on a pre-tax equivalent basis in the range of $50.0 million to $70.0 million.

Eye care pharmaceuticals sales increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, an increase in new product sales of Acuvail™, our advanced, preservative-free formulation of ketorolac which we launched in the United States during the third quarter of 2009, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15% and a decrease in sales of our non-steroidal anti-inflammatory drugs Acular® and Acular LS®.

Aggregate product net sales for Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS® decreased approximately $38.7 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to generic competition in the United States. However, total product net sales for our Alphagan® franchise, which includes Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan®, and our products containing ketorolac, which includes Acular®, Acular LS® and Acuvail®, only decreased approximately $21.3 million in the aggregate in the first quarter of 2010 compared to the first quarter of 2009. While we estimate that our product net sales will continue to be negatively impacted during the remainder of 2010 due to sales of generic formulations of Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS®, we expect that any such negative impact on product net sales will be partially offset by increased sales from Alphagan® P 0.1%, Combigan® and Acuvail®. In addition, a generic version of Zymar® could be launched in the United States as early as the second quarter of 2010 if we are unsuccessful in defending our U.S. patent covering Zymar® that expires in February 2020, which could negatively affect our product net sales for Zymar®. We do not believe that our liquidity will be materially impacted by generic competition during the remainder of 2010.

We increased prices on certain eye care pharmaceutical products in the second half of 2009 and in the first quarter of 2010. These price increases had a positive net effect on our U.S. sales for the first quarter of 2010 compared to the first quarter of 2009, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. Effective January 9, 2010, we increased the published U.S. list price for Combigan®, Alphagan® P 0.1% and Zymar® by five percent, Restasis® by four percent and Acular® and Acular LS® by three percent.

Total sales of Botox® increased in all of our principal geographic markets in the first quarter of 2010 compared to the first quarter of 2009. Botox® sales increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased sales for both therapeutic and cosmetic use in international markets and, to a lesser degree, in the United States, partially offset by a decline in sales of Botox® for therapeutic use in Latin America. Although sales of Botox® for cosmetic use increased in the United States, we believe the rate of growth was negatively impacted by a competitive product that was launched in the United States in June 2009. We believe our share in the worldwide neuromodulator market is currently approximately 79%.

Skin care sales increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, an increase in sales of Aczone®, our topical treatment for acne vulgaris, and a small increase in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene treatments for acne and psoriasis. Effective January 9, 2010, we increased the published U.S. list price for Aczone® by approximately sixteen percent and Tazorac®, Zorac® and Avage® by approximately ten percent.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in sales rebates for a patient rebate program that commenced at the end of the first quarter of 2010 and indirectly due to the significant reduction in our urology sales force as a result of the restructuring plan we implemented in the first quarter of 2009 to focus our sales efforts for urologics products on the urology specialty market and to seek a partner to promote Sanctura XR®. In the fourth quarter of 2009, Quintiles Transnational Corp., or Quintiles, began to promote Sanctura XR® to general practitioners in the United States under a co-promotion agreement, and we re-aligned sales territories as part of the merger of our medical dermatology and urology sales teams. Effective January 9, 2010, we increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, by approximately nine percent. Effective February 20, 2010, we increased the published U.S. list price for Sanctura XR® by approximately six percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At March 31, 2010, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increases in sales in the United States and all of our other principal geographic markets. The increase in sales of breast aesthetics products in the United States was primarily due to higher unit volume and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products. The increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increases in sales in Europe, Latin America, Canada and Asia-Pacific, partially offset by a decrease in sales in the United States. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted in the first quarter of 2010 by general economic conditions given the substantial patient co-pays associated with these products.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to significant increases in sales in the United States and all of our other principal geographic markets. We believe the increase in sales of facial aesthetic products in the United States was primarily due to the February 2010 launch of Juvéderm® XC with lidocaine in the United States, an expansion of the facial aesthetics market, and an increase in our share of the hyaluronic acid-based dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes increased product net sales by $42.9 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the strengthening of the euro, Brazilian real, Australian dollar and Canadian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 4.9 percentage points to 62.5% in the first quarter of 2010 compared to U.S. sales of 67.4% in the first quarter of 2009, due primarily to a decrease in U.S. sales of eye care pharmaceuticals as a percentage of total eye care pharmaceuticals net sales and the positive translation impact from our international sales due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the first quarter of 2010 compared to the first quarter of 2009, partially offset by an increase in U.S. skin care net sales.

Other Revenues

Other revenues increased $36.3 million to $48.9 million in the first quarter of 2010 compared to $12.6 million in the first quarter of 2009. The increase in other revenues is primarily related to an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain. In addition, royalty income increased in the first quarter of 2010 compared to the first quarter of 2009, primarily due to sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, partially offset by a decline in other reimbursement income.

Cost of Sales

Cost of sales decreased $7.6 million, or 4.3%, in the first quarter of 2010 to $170.2 million, or 15.4% of product net sales, compared to $177.8 million, or 17.9% of product net sales, in the first quarter of 2009. Cost of sales in the first quarter of 2009 includes the rollout of $4.4 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility and a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Excluding the effect of these charges, cost of sales increased $1.8 million, or 1.1%, in the first quarter of 2010 compared to the first quarter of 2009. This increase in cost of sales, excluding the charges described above, primarily resulted from the 11.2% increase in product net sales, partially offset by an overall decrease in cost of sales as a percentage of product net sales for our breast aesthetics and facial aesthetics product lines, primarily due to manufacturing efficiencies and positive changes in product mix.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses decreased $10.7 million, or 2.2%, to $473.8 million, or 42.8% of product net sales, in the first quarter of 2010 compared to $484.5 million, or 48.7% of product net sales, in the first quarter of 2009. SG&A expenses in the first quarter of 2010 include $4.5 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox® . SG&A expenses in the first quarter of 2009 include a $51.7 million charge related to the modification of certain employee stock options and $2.2 million in asset write-offs in connection with our 2009 restructuring plan, and $7.8 million of costs associated with the DOJ investigation described above. Excluding the effect of these charges, SG&A expenses increased $46.5 million, or 11.0%, in the first quarter of 2010 compared to the first quarter of 2009. The increase in SG&A expenses, excluding the charges described above, primarily relates to increases in promotion, marketing, selling, and general and administrative expenses. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising for Latisse® and Restasis®. The increase in selling and marketing expenses in the first quarter of 2010 compared to the first quarter of 2009 principally relates to personnel and related incentive compensation costs, including costs related to the expansion of our sales force in Asia, and the 11.2% increase in product net sales. The increase in general and administrative expenses is primarily due to an increase in incentive compensation costs, legal, information systems and human resource administrative costs, and an increase in regional management costs related to our expansion of direct selling operations in Asia. Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $40.0 million during fiscal year 2010.

Research and Development

Research and development, or R&D, expenses increased $40.6 million, or 22.3%, to $222.7 million in the first quarter of 2010, or 20.1% of product net sales, compared to $182.1 million, or 18.3% of product net sales, in the first quarter of 2009. R&D expenses for the first quarter of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval. R&D expenses in the first quarter of 2009 included a $20.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Excluding the effect of these charges, R&D expenses increased by $17.9 million, or 11.1%, to $179.7 million in the first quarter of 2010, or 16.3% of product net sales, compared to $161.8 million, or 16.3% of product net sales in the first quarter of 2009. The increase in R&D expenses in dollars, excluding the charges described above, was primarily due to increased spending on eye care pharmaceuticals products, including next generation products for the treatment of glaucoma and products for the treatment of retinal diseases, increased spending for Latisse® in international markets, increased spending on Botox® for the treatment of overactive bladder, increased spending on hyaluronic-acid based dermal filler products, and increased spending on breast aesthetics products, including breast implant follow-up studies and the tissue regeneration technology acquired in the Serica acquisition, partially offset by a reduction in expenses related to the development of Ozurdex™ for retinal vein occlusion and a decrease in spending for certain new technology discovery programs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $1.5 million to $37.1 million in the first quarter of 2010, or 3.4% of product net sales, compared to $38.6 million, or 3.9% of product net sales, in the first quarter of 2009. The decrease in amortization expense in dollars is primarily due to a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, the majority of which became fully amortized at the end of the first quarter of 2009, partially offset by an increase in the balance of other intangible assets subject to amortization, primarily related to the developed technology in connection with our January 2010 acquisition of Serica, an intangible asset related to an eye care pharmaceuticals product that we acquired in the fourth quarter of 2009 as part of a settlement of a manufacturing and distribution agreement and other intangible assets in connection with our July 2009 acquisition of Samil.

Restructuring Charges and Integration Costs

Restructuring charges in the first quarter of 2010 were $0.6 million. Restructuring charges in the first quarter of 2009 were $42.1 million, consisting of $38.4 million related to the 2009 restructuring plan, $4.0 million related to the restructuring and phased closure of the Arklow facility and a $0.3 million other restructuring charge net reversal.

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

In addition, the contractual provisions of outstanding stock options, other than the February 2008 full-round employee stock option grant, held by employees impacted by the workforce reduction were modified to extend the stock option expiration dates. Under the original contractual provisions, outstanding stock options held by employees involved in a workforce reduction automatically become fully vested upon termination of employment and the stock options expire after the earlier of 90 days from termination of employment or the remaining stock option contractual term. Under the modified terms, stock options for the impacted employees will expire after the earlier of three years from termination of employment or the remaining contractual term. All unamortized compensation expense related to the original stock option awards plus the incremental compensation expense associated with the modifications was recognized ratably from the modification date to the employees’ expected termination date. The fair value of the modifications to all share-based awards was generally estimated using a lattice model. The total incremental pre-tax compensation expense associated with the modifications attributable to the 2009 restructuring plan was $11.0 million.

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009. The restructuring charges primarily consist of employee severance and other one-time termination benefits. During 2009, we recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses. During the three month periods ended March 31, 2010 and 2009, we recorded pre-tax restructuring charges of $0.1 million and $38.4 million, respectively. As of March 31, 2010, remaining accrued expenses of $3.0 million related to the 2009 restructuring plan are included in “Other accrued expenses.” During the three month period ended March 31, 2009, we also recognized a total of $77.0 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $51.7 million in SG&A expenses and $20.3 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

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

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, we had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of

$1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. We did not incur any restructuring charges or costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three month period ended March 31, 2010. During the three month period ended March 31, 2009, we recorded $4.0 million of pre-tax restructuring charges and recognized $4.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. As of March 31, 2010, remaining accrued expenses of $4.0 million for the restructuring and phased closure of the Arklow facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the three month period ended March 31, 2010 are $0.4 million of restructuring charges primarily for employee severance related to our acquisition of Serica and $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three month period ended March 31, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with our acquisition of Serica, $0.2 million of SG&A expenses related to transaction costs associated with an announced agreement with our distributor in Turkey to establish direct operations in Turkey beginning in the second quarter of 2010 and $0.3 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.

Included in the three month period ended March 31, 2009 are a $0.4 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008, and $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

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

For the first quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $82.5 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $4.5 million, an upfront licensing fee included in R&D expenses of $43.0 million payable to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.3 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, transaction costs of $0.2 million related to an announced agreement with our distributor in Turkey, and other net indirect costs of $1.7 million.

For the first quarter of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $70.3 million, compensation expense from stock option modifications of $77.0 million and asset impairments of $2.2 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $7.8 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $4.5 million, and other net indirect costs of $4.5 million.

The following table presents operating income for each reportable segment for the three month periods ended March 31, 2010 and 2009 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended
	March 31, 2010	March 31, 2009
	(in millions)
Operating income:
Specialty pharmaceuticals	$311.9	$289.9
Medical devices	67.1	33.7

Total segments	379.0	323.6
General and administrative expenses, other indirect costs and other adjustments	96.7	166.3
Amortization of acquired intangible assets (a)	31.4	33.1
Restructuring charges	0.6	42.1

Total operating income	$250.3	$82.1

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the first quarter of 2010 was $250.3 million, or 22.6% of product net sales, compared to consolidated operating income of $82.1 million, or 8.3% of product net sales in the first quarter of 2009. The $168.2 million increase in consolidated operating income was due to a $111.2 million increase in product net sales, a $36.3 million increase in other revenues, a $7.6 million decrease in cost of sales, a $10.7 million decrease in SG&A expenses, a $1.5 million decrease in amortization of acquired intangible assets and a $41.5 million decrease in restructuring charges, partially offset by a $40.6 million increase in R&D expenses.

Our specialty pharmaceuticals segment operating income in the first quarter of 2010 was $311.9 million, compared to operating income of $289.9 million in the first quarter of 2009. The $22.0 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the first quarter of 2010 was $67.1 million, compared to operating income of $33.7 million in the first quarter of 2009. The $33.4 million increase in our medical devices segment operating income was due primarily to the increase in product net sales across all product lines in the segment totaling $30.8 million and lower total segment promotion and selling expenses, partially offset by an increase in R&D expenses.

Non-Operating Income and Expense

Total net non-operating expense in the first quarter of 2010 was $18.3 million compared to total net non-operating expense of $18.7 million in the first quarter of 2009. Interest income in the first quarter of 2010 was $1.3 million compared to interest income of $2.7 million in the first quarter of 2009. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 1.4 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $860.0 million in the first quarter of 2010 compared to the first quarter of 2009. Interest expense decreased $2.8 million to $16.6 million in the first quarter of 2010 compared to $19.4 million in the first quarter of 2009, primarily due to $3.8 million recognized as an offset to interest expense in the first quarter of 2010 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $3.1 million recognized as an offset to interest expense in the first quarter of 2009. Additionally, interest expense decreased approximately $2.3 million due to the reversal of previously accrued statutory interest expense resulting from a change in estimate in the first quarter of 2010 in accrued interest expense related to uncertain tax positions, compared to a charge for statutory interest expense in the first quarter of 2009. Other, net expense was $3.0 million in the first quarter of 2010, consisting primarily of a net unrealized loss on derivative instruments of $0.7 million and $2.4 million in net realized losses from foreign currency transactions. Other, net expense was $2.0 million in the first quarter of 2009, consisting primarily of a net unrealized loss on derivative instruments of $2.8 million and a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, partially offset by $6.1 million in net realized gains from foreign currency transactions.

Income Taxes

Our effective tax rate for the first quarter of 2010 was 27.2%. Included in our operating income for the first quarter of 2010 are a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.6 million, and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company. In the first quarter of 2010, we recorded income tax benefits of $15.8 million related to the upfront payment for technology that has not achieved regulatory approval and $0.3 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income. Excluding the impact of the net pre-tax charges of $7.6 million and the net income tax benefits of $2.4 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2010 was 27.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities. This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first quarter of 2010 is summarized below:

(in millions)
Earnings before income taxes, as reported	$232.0
Upfront payment for technology that has not achieved regulatory approval	43.0
Restructuring charges	0.6
Upfront license fee income	(36.0)

$239.6

Provision for income taxes, as reported	$63.0
Income tax benefit (provision) for:
Upfront payment for technology that has not achieved regulatory approval	15.8
Restructuring charges	0.3
Upfront license fee income	(13.7)

$65.4

Adjusted effective tax rate	27.3%

Our effective tax rate for the first quarter of 2009 was 29.0% and our adjusted effective tax rate for the year ended December 31, 2009 was 26.3%. Included in our operating income for 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and a $18.0 million contribution to The Allergan Foundation. In 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes. We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefit of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2009 is summarized below:

(in millions)
Earnings before income taxes, as reported	$848.5
Net gain on sale of investments	(24.6)
Gain on settlement of a manufacturing and distribution agreement	(14.0)
Loss on extinguishment of a portion of the 2026 Convertible Notes	5.3
Restructuring charges	50.9
Charges related to the modification of certain employee stock options	78.6
Rollout of retention termination benefits and accelerated depreciation and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	14.5
Upfront payment for technology that has not achieved regulatory approval	10.0
Contribution to The Allergan Foundation	18.0

$987.2

Provision for income taxes, as reported	$224.7
Income tax benefit (provision) for:
Net gain on sale of investments	(9.4)
Gain on settlement of a manufacturing and distribution agreement	(3.9)
Loss on extinguishment of a portion of the 2026 Convertible Notes	(0.8)
Restructuring charges	10.2
Charges related to the modification of certain employee stock options	27.5
Rollout of retention termination benefits and accelerated depreciation and expenses for one- time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility	1.5
Upfront payment for technology that has not achieved regulatory approval	0.7
Contribution to The Allergan Foundation	6.9
Change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings	(4.1)
Foreign R&D tax credits received for tax years prior to 2008	6.7

$260.0

Adjusted effective tax rate	26.3%

The increase in the adjusted effective tax rate to 27.3% in the first quarter of 2010 compared to the adjusted effective tax rate for the year ended December 31, 2009 of 26.3% is primarily due to the expiration in 2010 of the U.S. federal research and development tax credit and an increase in the mix of earnings in higher tax rate jurisdictions.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.1 million and $0.3 million in the first quarters of 2010 and 2009, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the first quarter of 2010 were $167.9 million compared to $44.7 million in the first quarter of 2009. The $123.2 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $168.2 million and the decrease in net non-operating expense of $0.4 million, partially offset by the increase in the provision for income taxes of $44.6 million and the increase in net earnings attributable to noncontrolling interest of $0.8 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2010 was $173.3 million compared to $116.5 million for the first quarter of 2009.

Cash flow from operating activities increased in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of a net decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, accounts payable, accrued expenses and income taxes, partially offset by an increase in cash used to fund changes in other current assets, and an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items. We did not make any pension contributions to our U.S. defined benefit pension plan in the first quarters of 2010 and 2009.

Net cash used in investing activities was $80.8 million in the first quarter of 2010 compared to $20.4 million in the first quarter of 2009. In the first quarter of 2010, we paid $63.7 million, net of cash acquired, for the acquisition of Serica and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil. Additionally, we invested $12.5 million in new facilities and equipment and $2.9 million in capitalized software. In the first quarter of 2009, we invested $11.5 million in new facilities and equipment and $8.9 million in capitalized software. In the first quarter of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million. We assumed a mortgage of $20.0 million and paid $0.7 million in cash. We currently expect to invest between $170.0 million and $190.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2010.

Net cash used in financing activities was $42.2 million in the first quarter of 2010 compared to $111.7 million in the first quarter of 2009. In the first quarter of 2010, we repurchased 1.0 million shares of our common stock for $59.6 million, had net repayments of notes payable of $3.5 million and paid $15.1 million in dividends. This use of cash was partially offset by $36.0 million received from the sale of stock to employees. In the first quarter of 2009, we paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes, had net repayments of notes payable of $3.3 million and paid $15.2 million in dividends. This use of cash was partially offset by $5.0 million received from the sale of stock to employees and $0.1 million in excess tax benefits from share-based compensation.

Effective April 29, 2010, our Board of Directors declared a cash dividend of $0.05 per share, payable June 8, 2010 to stockholders of record on May 18, 2010.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2010, we held approximately 3.1 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We are permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders. We are currently evaluating alternatives to finance the repayment of the 2026 Convertible Notes if the note holders require us to redeem the 2026 Convertible Notes on April 1, 2011.

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

At March 31, 2010, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2010. At March 31, 2010, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $17.9 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

At December 31, 2009, we had net pension and postretirement benefit obligations totaling $137.4 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2010, we expect to pay pension contributions of between $20.0 million and $30.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

In March 2010, we amended our existing license agreements with GlaxoSmithKline, or GSK, to reacquire our Botox® Cosmetic distribution rights in Japan and China. In conjunction with the agreement, we will make a payment to GSK of $18.5 million, which is expected to be paid in the second quarter of 2010.

In March 2010, we entered into an agreement with Serenity for the license, development and commercialization of a Phase 3 investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. In conjunction with the agreement, we made an upfront payment to Serenity of $43.0 million in April 2010. The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments.

In March 2010, we entered into an agreement with Bristol-Myers Squibb Company for the development and commercialization of an investigational drug for neuropathic pain. In conjunction with the agreement, we received a net upfront payment of $36.0 million in April 2010. The terms of the agreement also include potential future development and regulatory milestone payments to us of up to $373.0 million, as well as potential future royalty payments.

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

Interest Rate Risk

Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and interest expense on our debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2010 and December 31, 2009, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $34.2 million and $30.4 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. For the first quarter of 2010 and 2009, we recognized $3.8 million and $3.1 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2010, the remaining unrecognized gain, net of tax, of $4.7 million is recorded as a component of accumulated other comprehensive loss.

At March 31, 2010, we had approximately $17.9 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.2 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$570.5	$—	$—	$—	$—	$—	$570.5	$570.5
Weighted Average Interest Rate	0.15%	—	—	—	—	—	0.15%
Foreign Time Deposits	189.7	—	—	—	—	—	189.7	189.7
Weighted Average Interest Rate	0.25%	—	—	—	—	—	0.25%
Other Cash Equivalents	1,136.2	—	—	—	—	—	1,136.2	1,136.2
Weighted Average Interest Rate	0.05%	—	—	—	—	—	0.05%
Total Cash Equivalents	$1,896.4	$—	$—	$—	$—	$—	$1,896.4	$1,896.4
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$623.5	$25.0	$—	$—	$818.6	$1,467.1	$1,593.6
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	17.9	—	—	—	—	—	17.9	17.9
Weighted Average Interest Rate	3.29%	—	—	—	—	—	3.29%
Total Debt Obligations (a)	$17.9	$623.5	$25.0	$—	$—	$818.6	$1,485.0	$1,611.5
Weighted Average Interest Rate	3.29%	5.59%	7.47%	—	—	5.78%	5.70%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$34.2
Average Pay Rate	—	—	—	—	—	0.66%	0.66%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at March 31, 2010 include debt obligations of $1,485.0 million and the interest rate swap fair value adjustment of $34.2 million.

	December 31, 2009
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$574.6	$—	$—	$—	$—	$—	$574.6	$574.6
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	156.9	—	—	—	—	—	156.9	156.9
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,108.6	—	—	—	—	—	1,108.6	1,108.6
Weighted Average Interest Rate	0.31%	—	—	—	—	—	0.31%
Total Cash Equivalents	$1,840.1	$—	$—	$—	$—	$—	$1,840.1	$1,840.1
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$617.3	$25.0	$—	$—	$818.6	$1,460.9	$1,547.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	18.1	—	—	—	—	—	18.1	18.1
Weighted Average Interest Rate	2.59%	—	—	—	—	—	2.59%
Total Debt Obligations (a)	$18.1	$617.3	$25.0	$—	$—	$818.6	$1,479.0	$1,565.4
Weighted Average Interest Rate	2.59%	5.59%	7.47%	—	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$30.4
Average Pay Rate	—	—	—	—	—	0.62%	0.62%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2009 include debt obligations of $1,479.0 million and the interest rate swap fair value adjustment of $30.4 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Korean won. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2010 and December 31, 2009. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	March 31, 2010		December 31, 2009
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$58.5	1.37	$53.5	1.45
Japanese yen	1.7	90.43	1.0	89.19
Australian dollar	11.8	0.91	11.7	0.90
New Zealand dollar	0.3	0.70	0.7	0.72
Swiss franc	21.7	1.06	19.8	1.04

	$94.0		$86.7

Estimated fair value	$0.5		$0.8

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$—	—	$4.3	1398.00
Euro	41.0	1.37	43.6	1.45

	$41.0		$47.9

Estimated fair value	$(0.5)		$0.2

Foreign currency sold — put options:
Canadian dollar	$60.4	1.06	$59.1	1.05
Mexican peso	13.2	13.47	16.7	13.40
Australian dollar	41.4	0.88	41.0	0.89
Brazilian real	30.0	1.90	29.7	1.85
Euro	141.5	1.47	138.7	1.49
Korean won	8.7	1174.26	11.0	1172.94

	$295.2		$296.2

Estimated fair value	$15.3		$14.0

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of March 31, 2010, there were no changes in our internal control over financial reporting that occurred during the first three month period of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting our motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court. On May 3, 2010, the supreme court heard oral arguments.

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

In March 2009, we filed a complaint captioned “Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc.; Cosmetic Alchemy, LLC; Northwest Cosmetic Laboratories, LLC; Pharma Tech International, Inc.; Dimensional Merchandising, Inc.; Stella International, LLC; Product Innovations, LLC; Metrics, LLC; Nutra-Luxe M.D., LLC; Skin Research Laboratories, Inc.; Lifetech Resources LLC; Rocasuba, Inc.; Peter Thomas Roth Labs LLC; and Peter Thomas Roth, Inc.” in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,262,105, 7,351,404, and 7,388,029. In June 2009, we and defendants La Canada Ventures, Inc. and Susan Lin, M.D. entered into a settlement agreement under which La Canada Ventures, Inc. and Susan Lin, M.D. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against La Canada Ventures, Inc. and Susan Lin, M.D.

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc. et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 12, 2010 trial date for both cases. In July 2009, we filed a motion to file a first amended complaint and Athena Cosmetics, Inc. filed a second amended answer and counterclaims to the complaint. In August 2009, the court granted our motion for leave to file a first amended complaint and we filed a motion to dismiss certain of Athena Cosmetic, Inc.’s claims and counterclaims. In September 2009, the court dismissed one of Athena Cosmetic, Inc.’s claims without prejudice and two of Athena Cosmetic, Inc.’s counterclaims with prejudice. In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint. In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials. In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute. In March 2010, the court granted Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic’s motion for judgment on the pleadings. In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC, under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them. In May 2010, pursuant to a stipulation filed by the plaintiffs and all defendants against whom there are currently claims pending in the two consolidated actions, the court entered an order stating that a final judgment will be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal without further delay to the United States Federal Circuit Court of Appeals, and further stating that all U.S. District Court proceedings in both consolidated actions will be stayed pending completion of our appeal of the dismissal of our unfair competition claim.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, we filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009. The trial related to plaintiff Dee Spears began in January 2010. In March 2010, the jury returned a verdict in our favor and the court entered a judgment on the special verdict. In April 2010, plaintiff Dee Spears filed a motion for a new trial and the court has scheduled a hearing on the motion for May 10, 2010. The court has scheduled a trial date for September 13, 2010 for the Sonya Bryant matter only. Trial dates have not been set for the remaining plaintiffs.

Zymar® Patent Litigation

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, indicating that Apotex had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,333,045. In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. A three-day bench trial was conducted in January 2010, the outcome of which is pending. In March and April 2010, the parties filed their post-trial briefs.

Alphagan  P® Patent Litigation

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

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. In August 2007, the panel granted the motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. On March 26, 2008, the defendants in the Exela Action consented to trial in Delaware. In January 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement under which these defendants agreed to refrain from selling or manufacturing a generic version of Alphagan® P 0.15% in exchange for our dismissing all claims against them. Trial was held in March 2009 for the remaining defendants in the Apotex Action and the Exela Action. In October 2009, the court ruled that all five patents (U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337) asserted by us are valid and enforceable against the defendants, that Apotex’s proposed generic versions of Alphagan® P 0.1% and 0.15% infringe each of the five patents, and that Exela’s proposed generic version of Alphagan® P 0.15% infringes U.S. Patent No. 6,641,834, which was the only patent asserted against it. Pursuant to the Hatch-Waxman Act, the FDA is required to delay approval of defendants’ proposed generic products until after our last applicable patent expires in 2022. In November 2009, Apotex and Exela filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In March 2010, Apotex and Exela filed their opening briefs with the court of appeals.

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

In October 2009 and November 2009 we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert the 7,323,463 patent. Sandoz filed an answer and counterclaims to our amended complaint in November 2009 and Hi-Tech filed an answer and counterclaims in December 2009. We filed an answer to Sandoz’s counterclaims in December 2009 and an answer to Hi-Tech’s counterclaims in January 2010. In January 2010, the Hi-Tech action and the Sandoz action were consolidated with the Alcon action.

In February 2010, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech contend that U.S. Patent No. 7,642,258 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In March 2010, we filed a second amended complaint against Sandoz and Hi-Tech for patent infringement to assert the 7,642,258 patent. Hi-Tech and Sandoz filed an answer and counterclaims to our second amended complaint in March 2010 and April 2010, respectively. In April 2010, we filed answers to Hi-Tech and Sandoz’s counterclaims. In April 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon indicating that Alcon had filed an ANDA seeking approval of a generic form of Combigan®. In their certification, Alcon contends that U.S. Patent No. 7,642,258 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Alcon product. In April 2010, we filed a first amended complaint against Alcon for patent infringement to assert the 7,642,258 patent. The court has scheduled an August 1, 2011 trial date for the consolidated Hi-Tech, Sandoz and Alcon actions.

In May 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex, indicating that Apotex had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Apotex contends that U.S. Patent Nos. 7,030,149, 7,323,463, 7,320,976 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Apotex product.

In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product. In February 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764. In February 2010, we received a Notice of Allegation letter from Sandoz Canada, indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® . In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product. In March 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent No. 2,357,014.

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

In December 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Sandoz product. In January 2010, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649. In February 2010, Sandoz filed an answer and counterclaim to our complaint and we filed an answer to Sandoz’s counterclaim in March 2010. In April 2010, the court consolidated the Barr and Sandoz actions and scheduled a trial date for February 1, 2011.

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

In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Sandoz contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Sandoz product. In November 2009, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc. filed a complaint against Sandoz in the U.S. District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent No. 7,410,978. In January 2010, Sandoz filed an answer and counterclaims to our complaint. In February 2010, we filed an answer to Sandoz’s counterclaims. In March 2010, the court consolidated the Watson and Sandoz actions and scheduled a trial date for May 2, 2011.

In April 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock Laboratories, Inc., or Paddock, indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Paddock contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Paddock product.

Declaratory Relief Action

In October 2009, we filed a declaratory relief action in the U.S. District Court for the District of Columbia against the United States of America, the FDA, Dr. Margaret Hamburg, Commissioner of the FDA, and Kathleen Sebelius, Secretary of the United States Department of Health and Human Services, seeking a ruling that would allow us to share truthful, non-misleading information with the medical community to assist physicians in evaluating the risks and benefits of Botox® for off-label therapeutic uses. The court had previously scheduled an April 26, 2010 hearing date, but in April 2010 vacated the hearing date.

Government Investigations

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice (DOJ), Northern District of Georgia. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. In December 2009, the DOJ for the Northern District of Georgia served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs.

In September 2009, we received service of process of an Investigative Demand from the DOJ for the State of Oregon. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Aczone®.

In January 2010, we received service of a Subpoena Duces Tecum from the Attorney General, State of Delaware. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Restasis® and Acular LS®. In March 2010, the Attorney General, State of Delaware withdrew the Subpoena Duces Tecum.

We are involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. We believe however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ related to Botox® discussed herein and in Note 11, “Contingencies,” in our notes to the unaudited condensed consolidated financial statements listed under Item 1(D) of Part I of this report, will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving us could materially affect our ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Health care initiatives and other third-party payor cost-containment pressures could impose financial burdens, cause us to sell our products at lower prices, or subject us to increased competition, resulting in decreased revenues.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products, biologic products and medical devices are prescribed and purchased. In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which substantially changes the way health care is financed by both governmental and private insurers, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the PPACA:

•	Establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011;

•	Establishes a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013;

•

Increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1 percent and 13 percent of the average manufacturer price, or AMP, for branded and generic drugs, respectively;

•	Redefines a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;

•	Extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•

Expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	Establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

Requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011;

•	Increases the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010; and

•	Establishes a licensure framework for follow-on biologic products.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA also appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. We expect that the PPACA, as well as other health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

Title VII of the PPACA, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates a new licensure framework for follow-on biologic products, which could ultimately subject our biologic products, including Botox®, to competition by so-called “biosimilars.” Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Previously, there had been no licensure pathway for such a follow-on product. While we do not anticipate that the FDA will license a follow-on biologic for several years, given the need to generate data sufficient to demonstrate “biosimilarity” to or “interchangeability” with the branded biologic according to the criteria set forth in the BPCIA, as well as the need for the FDA to implement the BPCIA’s provisions with respect to particular classes of biologic products, we cannot guarantee that our biologic products such as Botox® will not eventually become subject to direct competition by a licensed “biosimilar.”

Other legislative and regulatory reform measures, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, the Deficit Reduction Act of 2005, or DRA, and the Hospital Outpatient Prospective Payment System, or HOPPS, continue to significantly influence how our products are priced and reimbursed. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. Further, the DRA required the Centers for Medicare & Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid and to publish final regulations. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing portions of its July 2007 final rule, as they affect Medicaid payment to pharmacies and the sharing by CMS of certain drug pricing data. In addition, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was passed in July 2008, delayed the implementation dates of these portions of the July 2007 Medicaid final rule. The MIPPA prohibited the computation of Medicaid payments based on AMP and the public availability of AMP data through September 2009. The PPACA made certain changes that directly affect the provisions that were enjoined. Under the PPACA, key terms used for calculating manufacturer rebates and Medicaid payments for drugs, including AMP, have been redefined. The PPACA also made certain changes to establish adequate pharmacy reimbursement and limited the AMP information that may be publicly disclosed to weighted averages of multiple source drugs. These changes have an October 1, 2010 effective date. At this time, uncertainties remain as to how the PPACA will be fully implemented and the extent to which such implementation could lead to reduced payments to pharmacies and others dispensing prescriptions for certain pharmaceutical products. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

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

Other recent federal regulatory changes include a final rule issued by the U.S. Department of Defense, or DoD, placing pricing limits on certain branded pharmaceutical products. Under the rule, effective May 26, 2009, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings utilized by other DoD programs. Pursuant to the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to modify their existing contracts with the DoD and to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. The refunds required by the rule exempt certain prescriptions covered by manufacturer requests for a waiver. Following a legal challenge by an industry coalition to the DoD’s final rule, on November 30, 2009, a federal district court found the rule was materially defective because it erroneously concluded the DoD was required by statute to collect refunds as the means to subject prescriptions to the price ceilings. The court allowed DoD to retain the existing rule, including the imposition of retroactive refund liability, but issued a remand for the DoD to decide whether to use a different mechanism to implement price ceilings. On February 9, 2010, the DoD published a notice seeking public comments on whether to retain its existing approach or implement a new one. The DoD closed the comment period on March 11, 2010. The issue of DoD’s statutory authority to impose retroactive and prospective liability through refunds is on appeal.

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

The federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians.

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

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice (DOJ), Northern District of Georgia. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Botox®. In December 2009, the DOJ for the Northern District of Georgia served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs.

In September 2009, we received service of process of an Investigative Demand from the DOJ for the State of Oregon. The subpoena requests the production of documents relating to our sales and marketing practices in connection with Aczone®.

The subpoenas also require us to produce a significant number of electronic and hard copy documents created over multiple years and existing in numerous electronic data bases and hard copy files. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The time and expense associated with responding to the subpoenas, and any related qui tam actions and conducting a substantive review of the documents, underlying facts and other matters involved in the DOJ’s inquiries, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of the DOJ’s inquiries. The costs of responding to the DOJ’s inquiries, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), settlement payments or administrative actions could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. See Item I of Part II of this report, “Legal Proceedings” and Note 11, “Contingencies,” in the notes to our unaudited condensed consolidated financial statements listed under Item I (D) of Part I of this report for additional information concerning the DOJ’s inquiries.

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

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code, as updated in July 2008 and effective in January 2009. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The most recent revisions to the PhRMA Code, effective January 2009, restrict or prohibit many activities previously permissible under the prior PhRMA Code, including: a prohibition on any entertainment or recreational events for non-employee health care professionals including strict limitations on meals with physicians; the elimination of non-educational business gifts; restrictions on speaker programs; and clarifications on continuing medical education funding. The updated PhRMA Code also requires that pharmaceutical companies train their representatives on all applicable laws, regulations and industry codes governing interactions with health care professionals. In addition, the Advanced Medical Technology Association’s Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards; medical decisions are based on the best interests of patients; and medical device companies and health care professionals comply with applicable laws, regulations and government guidance. The AdvaMed Code was updated in December 2008 and became effective in July 2009. The revisions generally follow the 2008 changes in the PhRMA Code and include limitations on consulting arrangements, entertainment, and meals and gifts, among others. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws, regulations and industry codes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the first fiscal quarter of 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2010 to January 31, 2010	459,600	$60.66	459,600	14,975,751
February 1, 2010 to February 28, 2010	372,500	58.27	372,500	15,072,619
March 1, 2010 to March 31, 2010	167,900	59.60	167,900	15,301,678

Total	1,000,000	$59.59	1,000,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2010, we held approximately 3.1 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on April 30, 2010

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

Exhibit No.	Description
10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.15	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.20	Fourth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.21	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.22	First Amendment to Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

Exhibit No.	Description
10.23	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.24	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.25	Allergan, Inc. 2010 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.25 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.26	Allergan, Inc. 2010 Management Bonus Plan (incorporated by reference to Exhibit 10.26 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.27	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.28	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.29	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.31	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.33	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.35	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.37	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Description
10.38	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.39	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993)

10.40	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.41	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.42	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.43	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.44	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.45	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.46	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.47	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.48	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.49	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

Exhibit No.	Description
10.50	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.51	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.53	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	First Amendment to Botox® — China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.55	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	First Amendment to Botox® — Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.57	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.60	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.61	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.62	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.63	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.64	First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.65	License, Transfer, and Development agreement, dated March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010)

18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101	The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement