Form 10-Q
period 2010-06-30
ALLERGAN INC
filed 2010-08-06
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐ No ☒

As of July 31, 2010, there were 307,511,888 shares of common stock outstanding (including 4,093,406 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Product net sales	$1,231.7	$1,118.7	$2,337.5	$2,113.3
Other revenues	15.5	12.1	64.4	24.7

Total revenues	1,247.2	1,130.8	2,401.9	2,138.0

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	191.3	198.3	361.5	376.1
Selling, general and administrative	499.0	441.9	972.8	926.4
Research and development	187.6	161.6	410.3	343.7
Amortization of acquired intangible assets	37.3	35.5	74.4	74.1
Restructuring charges	0.1	1.0	0.7	43.1

Operating income	331.9	292.5	582.2	374.6

Non-operating income (expense):
Interest income	1.2	1.5	2.5	4.2
Interest expense	(13.9)	(18.5)	(30.5)	(37.9)
Other, net	14.3	(18.5)	11.3	(20.5)

	1.6	(35.5)	(16.7)	(54.2)

Earnings before income taxes	333.5	257.0	565.5	320.4
Provision for income taxes	92.0	80.2	155.0	98.6

Net earnings	241.5	176.8	410.5	221.8
Net earnings attributable to noncontrolling interest	1.4	0.7	2.5	1.0

Net earnings attributable to Allergan, Inc.	$240.1	$176.1	$408.0	$220.8

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.79	$0.58	$1.34	$0.73

Diluted	$0.78	$0.58	$1.33	$0.72

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$2,219.6	$1,947.1
Trade receivables, net	601.3	576.6
Inventories	201.9	213.9
Other current assets	331.4	368.7

Total current assets	3,354.2	3,106.3
Investments and other assets	273.4	266.7
Deferred tax assets	17.1	—
Property, plant and equipment, net	785.9	808.1
Goodwill	1,996.6	1,998.3
Intangibles, net	1,360.4	1,357.2

Total assets	$7,787.6	$7,536.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$13.1	$18.1
Convertible notes	629.7	—
Accounts payable	198.9	204.0
Accrued compensation	148.2	164.3
Other accrued expenses	386.9	382.7
Income taxes	43.2	42.5

Total current liabilities	1,420.0	811.6
Long-term debt	888.7	874.0
Long-term convertible notes	—	617.3
Deferred tax liabilities	—	1.4
Other liabilities	369.2	388.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of June 30, 2010 and December 31, 2009	3.1	3.1
Additional paid-in capital	2,751.7	2,730.3
Accumulated other comprehensive loss	(166.3)	(102.8)
Retained earnings	2,723.0	2,356.7

	5,311.5	4,987.3
Less treasury stock, at cost (3,842,000 shares as of June 30, 2010 and 3,079,000 shares as of December 31, 2009)	(223.5)	(164.5)

Total stockholders’ equity	5,088.0	4,822.8
Noncontrolling interest	21.7	21.1

Total equity	5,109.7	4,843.9

Total liabilities and equity	$7,787.6	$7,536.6

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net earnings	$410.5	$221.8
Non-cash items included in net earnings:
Depreciation and amortization	132.6	132.2
Amortization of original issue discount and debt issuance costs	13.9	14.0
Amortization of net realized gain on interest rate swap	(0.7)	(0.7)
Deferred income tax benefit	(5.9)	(43.8)
Loss on disposal and impairment of assets	0.7	2.9
Loss on extinguishment of convertible debt	—	5.3
Unrealized (gain) loss on derivative instruments	(8.2)	14.5
Expense of share-based compensation plans	35.3	116.4
Restructuring charges	0.7	43.1
Changes in assets and liabilities:
Trade receivables	(47.9)	(32.6)
Inventories	8.4	35.5
Other current assets	14.6	21.8
Other non-current assets	(2.5)	0.3
Accounts payable	(22.2)	7.0
Accrued expenses	1.5	(55.4)
Income taxes	0.7	(33.8)
Other liabilities	(20.2)	0.7

Net cash provided by operating activities	511.3	449.2

Cash flows from investing activities:
Acquisition, net of cash acquired	(63.7)	—
Additions to property, plant and equipment	(30.0)	(27.4)
Additions to capitalized software	(6.7)	(17.4)
Contractual purchase price adjustment to prior acquisition	(1.7)	11.6

Net cash used in investing activities	(102.1)	(33.2)

Cash flows from financing activities:
Dividends to stockholders	(30.3)	(30.3)
Repayments of convertible borrowings	—	(98.3)
Payments to acquire treasury stock	(135.7)	(30.9)
Net (repayments) borrowings of notes payable	(8.4)	7.8
Sale of stock to employees	56.8	10.4
Excess tax benefits from share-based compensation	1.0	—

Net cash used in financing activities	(116.6)	(141.3)

Effect of exchange rate changes on cash and equivalents	(20.1)	3.0

Net increase in cash and equivalents	272.5	277.7
Cash and equivalents at beginning of period	1,947.1	1,110.4

Cash and equivalents at end of period	$2,219.6	$1,388.1

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$24.2	$30.9

Income taxes, net of refunds	$161.9	$168.3

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009.  The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

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

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements.  This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  The Company has not yet evaluated the potential impact of adopting this guidance on the Company’s consolidated financial statements.

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

Note 2: Acquisitions and Collaborations

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue regeneration, for an aggregate purchase price of approximately $63.7 million, net of cash acquired.  In connection with the acquisition, the Company acquired assets with a fair value of $95.6 million and assumed liabilities of $31.9 million.  The acquisition was funded from current cash and equivalents balances.  The Serica acquisition provides the Company with an approved technology that has potential future application in breast augmentation, revision, and reconstructive surgeries, as well as potential bariatric applications.

The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the Serica acquisition based on their estimated fair values at the acquisition date.  The excess of the purchase price over the fair value of net assets acquired

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recognized as goodwill.  The goodwill acquired in the Serica acquisition is not deductible for federal income tax purposes.

The Company believes the fair values assigned to the Serica assets acquired and liabilities assumed were based on reasonable assumptions.  The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Identifiable intangible assets	$71.4
Goodwill	14.1
Property, plant and equipment	0.7
Deferred tax assets — non-current	9.4
Accounts payable and accrued liabilities	(3.1)
Notes payable	(3.4)
Deferred tax liabilities — non-current	(25.4)

$63.7

The Company’s fair value estimates for the assets acquired and liabilities assumed in connection with the Serica acquisition may change during the allowable measurement period, which is currently up to one year from the acquisition date, if additional information that would result in a difference in the fair value estimates becomes available.

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

Samil Acquisition

On July 7, 2009, the Company and Samil Pharmaceutical Co. Ltd. entered into a joint venture, Samil Allergan Ophthalmic Joint Venture Company (Samil), in Korea by integrating the Samil Eyecare division with the Company’s Korean ophthalmology products.  In addition, the Company paid approximately $16.3 million ($14.8 million, net of cash acquired) to Samil Pharmaceutical Co. Ltd. to acquire the Company’s joint venture investment and received a 50.001% stockholder interest in the joint venture.  The acquisition was funded from cash and equivalents balances.  The Company accounted for the Samil acquisition as a business combination.

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

Collaborations

In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase 3 investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time.  Under the terms of the agreement, the Company receives exclusive worldwide rights to develop, manufacture and commercialize the investigational drug for all potential indications except Primary Nocturnal Enuresis (pediatric bedwetting).  In conjunction with the agreement, the Company agreed to make an upfront payment to Serenity of $43.0 million, which was paid in the second quarter of 2010.  The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments.  Because the technology has not yet achieved regulatory approval, the Company recorded the upfront payment of $43.0 million as research and development (R&D) expense in the first quarter of 2010.

In March 2010, the Company and Bristol-Myers Squibb Company (Bristol-Myers Squibb) entered into an agreement for the development and commercialization of an investigational drug for neuropathic pain.  Under the terms of the agreement, the Company granted to Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture, and

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercialize the investigational drug for neuropathic pain and backup compounds.  In conjunction with the agreement, the Company agreed to receive a net upfront payment of $36.0 million, which was collected in the second quarter of 2010.  The terms of the agreement also include potential future development and regulatory milestone payments to the Company of up to $373.0 million, as well as potential future royalty payments.  The Company recorded the net upfront receipt of $36.0 million as other revenue in the first quarter of 2010.

In March 2010, the Company amended its existing license agreements with GlaxoSmithKline (GSK) to reacquire the distribution rights to Botox® for all current and future cosmetic indications in Japan and China for $18.5 million.  The Company capitalized the payment for these reacquired rights as an intangible asset and the related liability is included in “Accounts payable” as of June 30, 2010.

Note 3: Restructuring Charges and Integration Costs

2009 Restructuring Plan

On February 4, 2009, the Company announced a restructuring plan that involved a workforce reduction of approximately 460 employees, primarily in the United States and Europe.  The majority of the employees affected by the restructuring plan were U.S. urology sales and marketing personnel as a result of the Company’s decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and furthermore marketing personnel in the United States and Europe as the Company adjusted its back-office structures to a reduced short-term sales outlook for some businesses.  The restructuring plan also included modest workforce reductions in other functions as the Company re-engineered its processes to increase efficiency and productivity.

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

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009.  The restructuring charges primarily consist of employee severance and other one-time termination benefits.  During 2009, the Company recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in selling, general and administrative (SG&A) expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.  During the six month period ended June 30, 2010, the Company recorded pre-tax restructuring charges of $0.1 million.  During the three and six month periods ended June 30, 2009, the Company recorded pre-tax restructuring charges of $0.7 million and $39.1 million, respectively.  As of June 30, 2010, remaining accrued expenses of $1.6 million related to the 2009 restructuring plan are included in “Other accrued expenses.” During the three month period ended June 30, 2009, the Company also recognized a total of $0.6 million related to employee stock option modifications, consisting of $0.3 million in SG&A expenses and $0.3 million in R&D expenses.  During the six month period ended June 30, 2009, the Company recognized a total of $77.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.0 million in SG&A expenses and $20.6 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009.  As of December 31, 2009, the Company had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million.  The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility.  During the three and six month periods ended June 30, 2010, the Company recorded a $0.3 million restructuring charge reversal.  The Company did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three and six month periods ended June 30, 2010.  During the three and six month periods ended June 30, 2009, the Company recorded $0.2 million and $4.2 million of pre-tax restructuring charges, respectively.  During the three and six month periods ended June 30, 2009, the Company recognized $7.2 million and $11.6 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production.  During the six month period ended June 30, 2009, the Company also recognized $0.1 million of R&D expenses related to one-time termination benefits.  As of June 30, 2010, remaining accrued expenses of $0.6 million for the restructuring and phased closure of the Arklow facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.8 million, respectively, of restructuring charges primarily for employee severance related to the Serica acquisition.  Included in the six month period ended June 30, 2010 are $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.6 million, respectively, of SG&A expenses related to transaction costs associated with an agreement between the Company and its distributor in Turkey to establish direct operations in Turkey.  Included in the three and six month periods ended June 30, 2010 are $0.1 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.  Included in the six month period ended June 30, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with the Serica acquisition.

Included in the three and six month periods ended June 30, 2009 are $0.1 million of restructuring charges and a $0.3 million restructuring charge reversal, respectively, related to the Company’s closure of its collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008.  Included in the six month period ended June 30, 2009 are $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three and six month periods ended June 30, 2009 are $0.2 million of SG&A expenses related to transaction costs associated with the Company’s joint venture investment in Korea completed in July 2009 and $0.4 million of SG&A expenses related to integration costs associated with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal).

Note 4: Intangibles and Goodwill

Intangibles

At June 30, 2010 and December 31, 2009, the components of intangibles and certain other related information were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,451.5	$(365.2)	14.2	$1,396.4	$(317.2)	14.3
Customer relationships	42.3	(42.3)	3.1	42.3	(42.0)	3.1
Licensing	243.1	(114.1)	10.8	224.7	(102.3)	10.0
Trademarks	26.9	(21.7)	6.2	27.5	(19.6)	6.3
Core technology	185.2	(54.1)	15.2	191.7	(49.5)	15.2
Other	5.3	(0.8)	7.2	5.6	(0.4)	7.1

	1,954.3	(598.2)	13.5	1,888.2	(531.0)	13.5
Unamortizable Intangible Assets:
In-process research and development	4.3	—		—	—

	$1,958.6	$(598.2)		$1,888.2	$(531.0)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care and urologics products acquired in connection with business combinations and asset acquisitions.  Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 Inamed acquisition, primarily in the breast implant market in the United States.  Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing.  Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Cornéal, gastric band technology acquired in connection with the Company’s 2007 acquisition of EndoArt SA (EndoArt), and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.  Other intangible assets consist of acquired product registration rights and distributor relationships.  The in-process research and development asset consists of a dermal filler technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica.  The increase in developed technology at June 30, 2010 compared to December 31, 2009 is primarily due to the Serica acquisition.  The increase in licensing assets at June 30, 2010 compared to December 31, 2009 is primarily due to a licensing payment for the reacquisition of Botox® Cosmetic distribution rights in Japan and China.

The following table provides amortization expense by major categories of amortizable intangible assets for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Developed technology	$26.8	$25.2	$53.4	$50.4
Customer relationships	—	0.2	0.3	3.6
Licensing	6.1	5.8	11.9	11.6
Trademarks	1.1	1.1	2.2	2.2
Core technology	3.1	3.2	6.2	6.3
Other	0.2	—	0.4	—

	$37.3	$35.5	$74.4	$74.1

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

Estimated amortization expense is $148.1 million for 2010, $145.2 million for 2011, $140.5 million for 2012, $126.2 million for 2013 and $121.3 million for 2014.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Changes in the carrying amount of goodwill by operating segment through June 30, 2010 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2009	$73.2	$1,925.1	$1,998.3
Serica acquisition	—	14.1	14.1
Samil acquisition contractual purchase price adjustment	1.7	—	1.7
Foreign exchange translation effects	(1.5)	(16.0)	(17.5)

Balance at June 30, 2010	$73.4	$1,923.2	$1,996.6

Note 5: Inventories

Components of inventories were:

	June 30, 2010	December 31, 2009
	(in millions)
Finished products	$133.1	$137.9
Work in process	27.5	34.9
Raw materials	41.3	41.1

Total	$201.9	$213.9

At June 30, 2010 and December 31, 2009, approximately $5.9 million and $5.6 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide.  The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) for an aggregate principal amount of $750.0 million.  The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum.  The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds.  As of June 30, 2010, the conversion criteria had not been met.  The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011.  Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company.  The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.  At June 30, 2010, the Company reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require the Company to redeem the 2026 Convertible Notes on April 1, 2011.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes.  As of June 30, 2010, the carrying value of the liability component is $629.7 million with an effective interest rate of 5.59%.  The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized.  When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.  The valuation allowance against deferred tax assets was $4.6 million as of June 30, 2010 and December 31, 2009, respectively.

The total amount of unrecognized tax benefits was $20.8 million and $39.3 million as of June 30, 2010 and December 31, 2009, respectively.  The decrease in unrecognized tax benefits at June 30, 2010 compared to December 31, 2009 is primarily attributable to income tax audits that were partially settled during the second quarter of 2010 with the U.S. Internal Revenue Service for tax years 2005 to 2006 for the Company and tax years 2003 to 2006 for the Company’s acquired subsidiary, Inamed.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.0 million and $35.5 million as of June 30, 2010 and December 31, 2009, respectively.  The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $6.0 million to $8.0 million due to the settlement of income tax audits in the United States and certain foreign jurisdictions.

The Company has disagreed with certain positions taken by the U.S. Internal Revenue Service in the audit cycles noted above and has entered into Appeals proceedings and Competent Authority negotiations with respect to those positions in order to seek resolution.  The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result.  In addition, the Company executed an Advance Pricing Agreement with the U.S. Internal Revenue Service for certain transfer pricing issues covering tax years 2007 through 2025.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $3.9 million and $11.1 million as of June 30, 2010 and December 31, 2009, respectively.  The decrease in the amount of accrued interest at June 30, 2010 compared to December 31, 2009 is primarily attributable to the partial settlement of income tax audits with the U.S. Internal Revenue Service and other changes to various unrecognized tax benefits.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost.  These estimates will be revised in future periods if actual forfeitures differ from the estimates.  Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

For the three and six month periods ended June 30, 2010 and 2009, share-based compensation expense was as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Cost of sales	$1.1	$1.5	$2.2	$8.2
Selling, general and administrative	11.7	12.2	24.6	78.1
Research and development	4.3	4.5	8.5	30.1

Pre-tax share-based compensation expense	17.1	18.2	35.3	116.4
Income tax benefit	5.6	6.1	11.2	37.9

Net share-based compensation expense	$11.5	$12.1	$24.1	$78.5

Share-based compensation expense for the three month period ended June 30, 2009 includes $0.6 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, consisting of $0.3 million in SG&A expenses and $0.3 million in R&D expenses.  Share-based compensation expense for the six month period ended June 30, 2009 includes $77.6 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, consisting of $5.0 million of cost of sales, $52.0 million in SG&A expenses and $20.6 million in R&D expenses.

As of June 30, 2010, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $165.7 million, which is expected to be recognized over the next 48 months (36 months on a weighted-average basis).  The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2010.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees.  In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and six month periods ended June 30, 2010 and 2009, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Service cost	$5.0	$5.7	$0.5	$0.4
Interest cost	9.7	9.3	0.9	0.6
Expected return on plan assets	(11.5)	(10.7)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	2.6	3.2	0.2	—

Net periodic benefit cost	$5.8	$7.5	$1.6	$1.0

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Service cost	$10.1	$11.3	$1.1	$0.8
Interest cost	19.5	18.5	1.7	1.2
Expected return on plan assets	(23.1)	(21.3)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	5.1	6.3	0.5	—

Net periodic benefit cost	$11.6	$14.8	$3.2	$1.9

In 2010, the Company expects to pay contributions of between $20.0 million and $30.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 10 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v.  Allergan, et al.” in the Superior Court of the State of California for the County of Alameda.  The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada.  The complaint sought damages, equitable relief, attorneys’ fees and costs.  In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint.  On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California.  In April 2007, the plaintiffs filed an opening brief with the court of appeal.  The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007.  In May 2008, the court of appeal heard oral arguments and took the matter under submission.  In July 2008, the court of appeal affirmed the superior court’s ruling, granting the Company’s motion for summary judgment.  In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied.  In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008.  In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009.  In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court.  In May 2010, the supreme court heard oral arguments.  In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  In October 2009, the Company filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009.  The trial related to plaintiff Dee Spears began in January 2010.  In March 2010, the jury returned a verdict in the Company’s favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Dee Spears filed a motion for a new trial which the court denied in May 2010.  In June 2010, the Company and plaintiff Dee Spears entered into a settlement agreement under which the Company agreed to waive costs in exchange for plaintiff Dee Spears

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreeing not to appeal the judgment.  The court has scheduled a trial date for September 13, 2010 for the Sonya Bryant matter only.  Trial dates have not been set for the remaining plaintiffs.

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

The Company is involved in various other lawsuits and claims arising in the ordinary course of business.  These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.  Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome.  The Company believes, however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim, other than the inquiry being conducted by the DOJ related to Botox® discussed herein and in Note 11, “Contingencies,” will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.  However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition.  In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which it is party or the impact on the Company of an adverse ruling in such matters.

Note 11: Contingencies

During 2009, the Company incurred approximately $32.2 million of costs associated with the DOJ’s inquiry related to Botox® discussed in Note 10, “Legal Proceedings.” During the three and six month periods ended June 30, 2010, the Company incurred $4.0 and $8.5 million, respectively, of costs associated with the DOJ’s inquiry.  Costs associated with responding to the DOJ investigation during fiscal year 2010 are expected to total approximately $30.0 million to $40.0 million.  Estimated costs include attorneys’ fees and costs associated with document production, imaging and information services support.  The Company believes there is a reasonable possibility that a loss may be incurred.  The Company continues to cooperate with the DOJ and to discuss resolution of the matters to which the investigation relates, and the Company believes it is making progress, although no assurances can be given that a resolution will occur.  Settlements of these investigations have commonly resulted in the payment of substantial fines to the government for alleged civil and criminal violations, including a corresponding plea agreement, and the entry of a Corporate Integrity Agreement with the federal government.  Because of the uncertainties related to the incurrence, amount and range of loss, if any, that might result, management is currently unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome associated with this inquiry.

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company.  The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates.  As of June 30, 2010, the reserve for the contingent liability is $11.6 million and is included in “Other accrued expenses.”

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2010:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)
Balance at December 31, 2009	$29.4
Provision for warranties issued during the period	4.0
Settlements made during the period	(3.9)
Increases in warranty estimates	0.6

Balance at June 30, 2010	$30.1

Current portion	$6.5
Non-current portion	23.6

Total	$30.1

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions, except per share amounts)
Net earnings attributable to Allergan, Inc.	$240.1	$176.1	$408.0	$220.8

Weighted average number of shares outstanding	303.3	303.7	303.4	303.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	4.0	1.7	3.8	1.4

Diluted shares	307.3	305.4	307.2	305.1

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.79	$0.58	$1.34	$0.73

Diluted	$0.78	$0.58	$1.33	$0.72

For the three and six month periods ended June 30, 2010, options to purchase 9.1 million and 10.1 million shares of common stock at exercise prices ranging from $55.60 to $65.63 and $47.10 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.  There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and six month periods ended June 30, 2010, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

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

Note 15: Comprehensive Income

The following table summarizes the components of comprehensive income for the three and six month periods ended June 30, 2010 and 2009:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	June 30, 2010			June 30, 2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(44.8)	$—	$(44.8)	$39.2	$—	$39.2
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.4)	0.2	(0.2)	(0.4)	0.2	(0.2)
Unrealized holding gain on available-for-sale securities	—	—	—	0.7	(0.3)	0.4

Other comprehensive (loss) income	$(45.2)	$0.2	(45.0)	$39.5	$(0.1)	39.4

Net earnings			241.5			176.8

Total comprehensive income			196.5			216.2
Comprehensive (loss) income attributable to noncontrolling interest			(0.2)			0.8

Comprehensive income attributable to Allergan, Inc.			$196.7			$215.4

	Six months ended
	June 30, 2010			June 30, 2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(64.0)	$—	$(64.0)	$14.0	$—	$14.0
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.7)	0.3	(0.4)	(0.7)	0.3	(0.4)
Unrealized holding gain on available-for-sale securities	—	—	—	0.9	(0.7)	0.2

Other comprehensive (loss) income	$(64.7)	$0.3	(64.4)	$14.2	$(0.4)	13.8

Net earnings			410.5			221.8

Total comprehensive income			346.1			235.6
Comprehensive income attributable to noncontrolling interest			1.6			1.0

Comprehensive income attributable to Allergan, Inc.			$344.5			$234.6

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than to changes in rates in other markets.  Changes in U.S. interest rates affect the interest earned on cash and equivalents and interest expense on debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge.  The investment in the derivative and the related long-term debt are recorded at fair value.  At June 30, 2010 and December 31, 2009, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $45.0 million and $30.4 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the three and six month periods ended June 30, 2010, the Company recognized $3.7 million and $7.5 million, respectively, as a reduction of interest expense due to the differential to be received.  During the three and six month periods ended June 30, 2009, the Company recognized $3.6 million and $6.7 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes.  In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes.  During the three and six month periods ended June 30, 2010 and 2009, the Company recognized $0.4 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.  These amounts were reclassified from accumulated other comprehensive loss.  As of June 30, 2010, the remaining unrecognized gain of $7.5 million ($4.5 million, net of tax) is recorded as a component of accumulated other comprehensive loss.  The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2010 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges were considered to be ineffective during the three and six month periods ended June 30, 2010 and 2009, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian dollar, Brazilian real, euro and Korean won.  Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.  During the three and six month periods ended June 30, 2010, the Company recognized realized gains on settled foreign currency option contracts of $5.8 million and $7.8 million, respectively, and net unrealized gains on open foreign currency option contracts of $8.9 million and $8.2 million, respectively.  During the three and six month periods ended June 30, 2009, the Company recognized realized gains on settled foreign currency option contracts of $4.1 million and $9.4 million, respectively, and net unrealized losses on open foreign currency option contracts of $11.7 million and $14.5 million, respectively.  The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates.  The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.  During the three and six month periods ended June 30, 2010, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $3.5 million and $4.2 million, respectively.  During the three and six month periods ended June 30, 2009, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $6.6 million and $5.9 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets.” At June 30, 2010 and December 31, 2009, foreign currency derivative assets associated with the foreign exchange option contracts of $21.1 million and $14.0 million, respectively, were included in “Other current assets.” At June 30, 2010 and December 31, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.3 million and $1.0 million, respectively, were included in “Other current assets.”

At June 30, 2010 and December 31, 2009, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$42.5	$0.4	$86.7	$0.8
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	36.8	(0.1)	47.9	0.2
Foreign currency sold — put options	215.8	21.1	296.2	14.0

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2010 and December 31, 2009, and do not represent the amount of the Company’s exposure to market loss.  The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2010 and December 31, 2009.  The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At June 30, 2010 and December 31, 2009, the Company’s other financial instruments included cash and equivalents, trade receivables, equity investments, accounts payable and borrowings.  The carrying amount of cash and equivalents, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments.  The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.  The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2010 and December 31, 2009 were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,219.6	$2,219.6	$1,947.1	$1,947.1
Non-current non-marketable equity investments	5.1	5.1	5.1	5.1
Notes payable	13.1	13.1	18.1	18.1
Convertible notes	629.7	653.5	617.3	651.4
Long-term debt	888.7	1,017.8	874.0	926.3

During the three and six month periods ended June 30, 2009, the Company recognized unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $0.7 million and $0.9 million, respectively, as a component of “Other comprehensive income (loss).” The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables.  Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables.  This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion.  At June 30, 2010, no single customer represented more than 10% of trade receivables, net.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers.  To date, no claims have been made against the insurance policy.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2010, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include cash equivalents, foreign exchange derivatives and the $300.0 million notional amount interest rate swap.  These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$763.7	$—	$763.7	$—
Foreign time deposits	197.2	—	197.2	—
Other cash equivalents	1,160.4	—	1,160.4	—
Foreign exchange derivative assets	21.4	—	21.4	—
Interest rate swap derivative asset	45.0	—	45.0	—

	$2,187.7	$—	$2,187.7	$—

Liabilities
Interest rate swap derivative liability	$45.0	$—	$45.0	$—

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents and are valued at cost, which approximates fair value due to the short-term maturities of these instruments.  Beginning in the second fiscal quarter of 2010, the Company began to classify cash equivalents in Level 2 of the fair value hierarchy instead of Level 1 in order to be consistent with industry practice.  Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date.  The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date.  The Company believes the fair values assigned to its derivative instruments as of June 30, 2010 are based upon reasonable estimates and assumptions.

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

Operating Segments

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$1,013.2	$921.2	$1,920.5	$1,748.1
Medical devices	218.5	197.5	417.0	365.2

Total product net sales	1,231.7	1,118.7	2,337.5	2,113.3
Other corporate and indirect revenues	15.5	12.1	64.4	24.7

Total revenues	$1,247.2	$1,130.8	$2,401.9	$2,138.0

Operating income:
Specialty pharmaceuticals	$386.6	$356.1	$698.5	$646.0
Medical devices	66.8	56.9	133.9	90.6

Total segments	453.4	413.0	832.4	736.6
General and administrative expenses, other indirect costs and other adjustments	90.1	89.4	186.8	255.7
Amortization of acquired intangible assets (a)	31.3	30.1	62.7	63.2
Restructuring charges	0.1	1.0	0.7	43.1

Total operating income	$331.9	$292.5	$582.2	$374.6

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below.  The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific.  The U.S. information is presented separately as it is the Company’s headquarters country.  U.S. sales, including manufacturing operations, represented 63.6% and 65.4% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2010 and 2009, respectively, and 63.1% and 66.3% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2010 and 2009, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales.  Sales to Cardinal Health, Inc. for the three month periods ended June 30, 2010 and 2009 were 14.2% and 12.8%, respectively, of the Company’s total consolidated product net sales, and 13.2% and 12.4%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2010 and

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009.  Sales to McKesson Drug Company for the three month periods ended June 30, 2010 and 2009 were 10.7% and 12.2%, respectively, of the Company’s total consolidated product net sales, and 12.3% and 12.2%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2010 and 2009.  No other country or single customer generates over 10% of the Company’s total consolidated product net sales.  Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

Product Net Sales by Product Line

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$577.8	$526.0	$1,089.8	$999.6
Botox® /Neuromodulators	360.5	336.8	691.5	634.1
Skin Care	59.3	42.3	109.9	80.6
Urologics	15.6	16.1	29.3	33.8

Total Specialty Pharmaceuticals	1,013.2	921.2	1,920.5	1,748.1

Medical Devices:
Breast Aesthetics	81.6	74.5	159.5	140.7
Obesity Intervention	61.9	66.3	123.1	126.1
Facial Aesthetics	75.0	56.7	134.4	98.4

Total Medical Devices	218.5	197.5	417.0	365.2

Total product net sales	$1,231.7	$1,118.7	$2,337.5	$2,113.3

Geographic Information

Product Net Sales

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
United States	$783.1	$731.6	$1,473.3	$1,399.8
Europe	234.7	223.3	459.6	414.9
Latin America	79.7	59.5	143.6	107.8
Asia Pacific	76.9	59.8	155.5	108.7
Other	56.7	43.9	104.3	79.8

	1,231.1	1,118.1	2,336.3	2,111.0
Manufacturing operations	0.6	0.6	1.2	2.3

Total product net sales	$1,231.7	$1,118.7	$2,337.5	$2,113.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets
	June 30, 2010	December 31, 2009
	(in millions)
United States	$3,279.3	$3,255.4
Europe	200.0	234.6
Latin America	23.8	25.6
Asia Pacific	54.6	40.3
Other	3.8	4.2

	3,561.5	3,560.1
Manufacturing operations	400.2	421.6
General corporate	262.4	268.9

Total	$4,224.1	$4,250.6

Intangible assets and goodwill related to the Serica acquisition completed in the first quarter of 2010 are reflected in the United States balance above.  Intangible assets related to the acquisition of Botox® Cosmetic distribution rights in Japan and China completed in the first quarter of 2010 are reflected in the Asia Pacific balance above.

Note 19: Subsequent Event

Effective July 1, 2010, the Company completed a business combination agreement and effected a revised distribution agreement with its distributor in Turkey that allow the Company to establish direct operations in Turkey.  In connection with the business combination agreement, in the beginning of the third quarter of 2010, the Company paid its distributor approximately $34.1 million plus related value-added tax.  The Company will also be required to pay its distributor contingent consideration based on specified percentages of revenue over the next five years.

ALLERGAN, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and six month periods ended June 30, 2010 and 2009, and our financial condition at June 30, 2010.  The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below.  The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2010 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables.  Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded.  The amounts reserved for cash discounts were $3.9 million and $3.3 million at June 30, 2010 and December 31, 2009, respectively.  Provisions for cash discounts deducted from consolidated sales in the second quarter of 2010 and 2009 were $13.7 million and $12.2 million, respectively.  Provisions for cash discounts deducted from consolidated sales in the first six months of 2010 and 2009 were $26.1 million and $23.0 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels.  Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers.  Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns.  The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2010 and December 31, 2009 were $47.1 million and $41.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets.  Provisions for sales returns deducted from consolidated sales were $104.7 million and $95.4 million in the second quarter of 2010 and 2009, respectively.  Provisions for sales returns deducted from consolidated sales were $191.8 million and $181.0 million in the first six months of 2010 and 2009, respectively.  The increases in the amount of allowances for sales returns at June 30, 2010 compared to December 31, 2009 and the provisions for sales returns in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 are primarily due to increased sales returns related to breast implant products.  Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs.  Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations.  We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products.  Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets.  The amounts accrued for sales rebates and other incentive programs were $174.8 million and $158.6 million at June 30, 2010 and December 31, 2009, respectively.  Provisions for sales rebates and other incentive programs deducted from consolidated sales were $133.3 million and $115.4 million in the second quarter of 2010 and 2009, respectively.  Provisions for sales rebates and other incentive programs deducted from consolidated sales were $265.0 million and $205.6 million in the first six months of 2010 and 2009, respectively.  The increases in the amounts accrued at June 30, 2010 compared to December 31, 2009 and the provisions for sales rebates and other incentive programs in the second quarter and the first six months of 2010 compared to the second quarter and the first six months of 2009 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products, an increase in the number of incentive programs offered, and additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation.  In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2010 and 2009, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized.  When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.  Valuation allowances against deferred tax assets were $4.6 million at June 30, 2010 and December 31, 2009, respectively.  Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

Acquisitions

The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed.  Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired.  On July 7, 2009, we acquired a 50.001% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company, or Samil, for approximately $14.8 million, net of cash acquired.  We accounted for the acquisitions of Serica and Samil as business combinations.  The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates.  The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates.  We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units.  Upon completion of the October 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value.  As of June 30, 2010, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable.  An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

As of June 30, 2010, the combined total amount of Sanctura® franchise intangible assets and an associated $19.1 million prepaid royalty asset is $367.4 million compared to a combined total of $381.4 million at December 31, 2009.  In September 2009, we announced a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles agreed to promote Sanctura XR® to general practitioners in the United States.  Quintiles’ promotion efforts began in earnest in January 2010.  We believe the co-promotion efforts need sufficient time to establish a performance trend that we can use to reasonably evaluate future performance expectations.  We continue to monitor net sales, operating expenses and cash flows of the Sanctura XR® developed technology asset.  If the actual estimated future net sales, operating expenses and cash flows differ significantly from our current expectations, there could be a potential future impairment of the Sanctura XR® developed technology asset.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.  We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases.  Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products.  At June 30, 2010, we employed approximately 8,900 persons around the world.  Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2010	June 30, 2009
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$577.8	$526.0	$51.8	$48.5	$3.3	9.8%	9.2%	0.6%
Botox® /Neuromodulator	360.5	336.8	23.7	19.7	4.0	7.0%	5.8%	1.2%
Skin Care	59.3	42.3	17.0	16.9	0.1	40.2%	40.0%	0.2%
Urologics	15.6	16.1	(0.5)	(0.5)	—	(3.1)%	(3.1)%	—%

Total Specialty Pharmaceuticals	1,013.2	921.2	92.0	84.6	7.4	10.0%	9.2%	0.8%

Medical Devices:
Breast Aesthetics	81.6	74.5	7.1	7.5	(0.4)	9.5%	10.1%	(0.6)%
Obesity Intervention	61.9	66.3	(4.4)	(5.0)	0.6	(6.6)%	(7.5)%	0.9%
Facial Aesthetics	75.0	56.7	18.3	17.3	1.0	32.3%	30.5%	1.8%

Total Medical Devices	218.5	197.5	21.0	19.8	1.2	10.6%	10.0%	0.6%

Total product net sales	$1,231.7	$1,118.7	$113.0	$104.4	$8.6	10.1%	9.3%	0.8%

Domestic product net sales	63.6%	65.4%
International product net sales	36.4%	34.6%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$104.3	$104.0	$0.3	$(0.2)	$0.5	0.3%	(0.2)%	0.5%
Lumigan® Franchise	130.9	117.2	13.7	14.6	(0.9)	11.7%	12.4%	(0.7)%
Restasis®	153.3	120.7	32.6	32.3	0.3	27.0%	26.8%	0.2%
Sanctura® Franchise	15.6	16.2	(0.6)	(0.6)	—	(3.4)%	(3.4)%	—%
Latisse®	23.9	13.1	10.8	10.7	0.1	83.3%	82.4%	0.9%

	Six months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	June 30, 2010	June 30, 2009
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,089.8	$999.6	$90.2	$66.8	$23.4	9.0%	6.7%	2.3%
Botox® /Neuromodulator	691.5	634.1	57.4	39.3	18.1	9.1%	6.2%	2.9%
Skin Care	109.9	80.6	29.3	28.9	0.4	36.4%	35.9%	0.5%
Urologics	29.3	33.8	(4.5)	(4.5)	—	(13.3)%	(13.3)%	—%

Total Specialty Pharmaceuticals	1,920.5	1,748.1	172.4	130.5	41.9	9.9%	7.5%	2.4%

Medical Devices:
Breast Aesthetics	159.5	140.7	18.8	16.8	2.0	13.4%	11.9%	1.5%
Obesity Intervention	123.1	126.1	(3.0)	(6.3)	3.3	(2.4)%	(5.0)%	2.6%
Facial Aesthetics	134.4	98.4	36.0	31.7	4.3	36.6%	32.2%	4.4%

Total Medical Devices	417.0	365.2	51.8	42.2	9.6	14.2%	11.6%	2.6%

Total product net sales	$2,337.5	$2,113.3	$224.2	$172.7	$51.5	10.6%	8.2%	2.4%

Domestic product net sales	63.1%	66.3%
International product net sales	36.9%	33.7%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$198.4	$206.9	$(8.5)	$(12.7)	$4.2	(4.1)%	(6.1)%	2.0%
Lumigan® Franchise	250.5	218.4	32.1	27.6	4.5	14.7%	12.6%	2.1%
Restasis®	286.7	231.1	55.6	54.9	0.7	24.1%	23.8%	0.3%
Sanctura® Franchise	29.3	33.9	(4.6)	(4.6)	—	(13.4)%	(13.4)%	—%
Latisse®	42.7	25.4	17.3	17.0	0.3	68.3%	67.1%	1.2%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $113.0 million in the second quarter of 2010 compared to the second quarter of 2009 due to an increase of $92.0 million in our specialty pharmaceuticals product net sales and an increase of $21.0 million in our medical devices product net sales.  The increase in specialty pharmaceuticals product net sales is due primarily to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a decrease in product net sales of our urologics product line.  The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

Several of our products, including Botox® Cosmetic, Latisse® and our facial aesthetics, obesity intervention and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer.  As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.  In periods when negative economic conditions prevail, we believe there could be a corresponding negative effect on our sales, operations and profitability.

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system.  The PPACA includes provisions that we believe will have a significant impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, a future increase in the initial coverage limit for Medicare participants, future annual non-deductible fees on entities that manufacture or import branded prescription drugs offered for sale in the United States, and future excise taxes on the sales of medical devices in the United States.  In the first six months of 2010, we recognized a reduction in product net sales of approximately $4.5 million for additional rebates related to the PPACA.  For the full fiscal year 2010, we expect a reduction in product net sales of approximately $12.0 million related to the PPACA.  In addition, based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales and earnings on a pre-tax equivalent basis in the range of $50.0 million to $70.0 million.

Eye care pharmaceuticals sales increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, an increase in new product sales of Acuvail™, our advanced, preservative-free formulation of ketorolac which we launched in the United States during the third quarter of 2009, an increase in new product sales of Zymaxid™, our next-generation fluoroquinolone anti-infective indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15% and a decrease in sales of our non-steroidal anti-inflammatory drugs Acular® and Acular LS®.

Aggregate product net sales for Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS® decreased approximately $47.7 million and $86.4 million in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to generic competition in the United States.  However, total product net sales for our Alphagan® franchise, which includes Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan®, and our products containing ketorolac, which includes Acular®, Acular LS® and Acuvail®, only decreased approximately $23.7 million and $45.0 million in the aggregate in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.  While we estimate that our product net sales will continue to be negatively impacted during the remainder of 2010 due to sales of generic formulations of Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS®, we expect that any such negative impact on product net sales will be partially offset by increased sales of Alphagan® P 0.1%, Combigan® and Acuvail®.  In addition, we expect a generic version of Zymar® to be launched in the United States in the second half of 2010.  While we estimate that our product net sales will be negatively impacted in the second half of 2010 due to sales of generic formulations of Zymar®, we expect that any such negative impact on product net sales will be partially offset by increased sales of Zymaxid™.  We do not believe that our liquidity will be materially impacted by generic competition during the remainder of 2010.

We increased prices on certain eye care pharmaceutical products in the second half of 2009 and in the first half of 2010.  These price increases had a positive net effect on our U.S. sales for the second quarter of 2010 compared to the second quarter of 2009, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate.  Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.  Effective January 9, 2010, we increased the published U.S. list price for Combigan®, Alphagan® P 0.1% and Zymar® by five percent, Restasis® by four percent and Acular® and Acular LS® by three percent.  Effective April 3, 2010, we increased the published U.S. list price of Lumigan® by six percent.

Total sales of Botox® increased in all of our principal geographic markets in the second quarter of 2010 compared to the second quarter of 2009.  Botox® sales increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased sales for both therapeutic and cosmetic use in international markets. In the United States, sales of Botox® for therapeutic use increased in the second quarter of 2010 compared to the second quarter of 2009, partially offset by a small decline in sales of Botox® for cosmetic use primarily due to the negative impact of a competitive product that was launched in the United States in June 2009.  We believe our share in the worldwide neuromodulator market is currently approximately 80%.

Skin care sales increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, an increase in sales of Aczone®, our topical treatment for acne vulgaris, and a small increase in sales of Vivité®, a line of physician dispensed skin care products.  Effective January 9, 2010, we increased the published U.S. list price for Aczone® by approximately sixteen percent and Tazorac®, Zorac® and Avage® by approximately ten percent.  In addition, effective June 5, 2010, we increased the published U.S. list price of Aczone® by approximately six percent and the published U.S. list price of Tazorac®, Zorac® and Avage® by approximately ten percent.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased slightly in the second quarter of 2010 compared to the second quarter of 2009.  In the fourth quarter of 2009, Quintiles began to promote Sanctura XR® to general practitioners in the United States under a co-promotion agreement, and we re-aligned sales territories as part of the merger of our medical dermatology and urology sales teams.  Effective January 9, 2010, we increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, by approximately nine percent.  Effective February 20, 2010, we increased the published U.S. list price for Sanctura XR® by approximately six percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales.  At June 30, 2010, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increases in sales in the United States and all of our other principal geographic markets, partially offset by a decline in net sales in Australia due to a distributor termination.  The increase in sales of breast aesthetics products in the United States was primarily due to higher unit volume and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products.  The increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in sales in the United States, partially offset by increases in sales in Europe, Latin America and Canada.  We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted in the second quarter of 2010 by general economic conditions given the substantial patient co-pays associated with these products.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to significant increases in sales in the United States and all of our other principal geographic markets.  We believe the increase in sales of facial aesthetic products was primarily due to the February 2010 launch of Juvéderm® XC with lidocaine in the United States and recent launches of Juvéderm® with lidocaine in other international markets, an expansion of the facial aesthetics market, and an increase in our share of the hyaluronic acid-based dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes increased product net sales by $8.6 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to the strengthening of the Canadian dollar, Brazilian real and Australian dollar compared to the U.S. dollar, partially offset by the weakening of the euro compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 1.8 percentage points to 63.6% in the second quarter of 2010 compared to U.S. sales of 65.4% in the second quarter of 2009, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, Botox®, facial aesthetics, obesity intervention and breast aesthetics product lines and the positive translation impact from our international sales due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the second quarter of 2010 compared to the second quarter of 2009, partially offset by an increase in sales of our skin care products, which are presently concentrated in the United States.

The $224.2 million increase in product net sales in the first six months of 2010 compared to the first six months of 2009 was the combined result of an increase of $172.4 million in our specialty pharmaceuticals product net sales and an increase of $51.8 million in our medical devices product net sales.

The increase in specialty pharmaceutical product net sales in the first six months of 2010 compared to the first six months of 2009 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the second quarter of 2010.

The increase in medical devices product net sales in the first six months of 2010 compared to the first six months of 2009 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the second quarter of 2010.  In addition, net sales of obesity intervention products benefited from an increase in net sales in Asia Pacific in the first six months of 2010 compared to the first six months of 2009.

Foreign currency changes increased product net sales by $51.5 million in the first six months of 2010 compared to the first six months of 2009, primarily due to the strengthening of the Brazilian real, Canadian dollar and Australian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 3.2 percentage points to 63.1% in the first six months of 2010 compared to U.S. sales of 66.3% in the first six months of 2009, due primarily to the same factors described above with respect to the increase in U.S. sales as a percentage of total product net sales in the second quarter of 2010.

Other Revenues

Other revenues increased $3.4 million to $15.5 million in the second quarter of 2010 compared to $12.1 million in the second quarter of 2009.  The increase in other revenues is primarily related to an increase in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, partially offset by a decline in royalty and reimbursement income related to certain licensing and strategic support agreements with GlaxoSmithKline, or GSK.

Other revenues increased $39.7 million to $64.4 million in the first six months of 2010 compared to $24.7 million in the first six months of 2009.  The increase in other revenues is primarily related to the same factors described above with respect to the increase in other revenues in the second quarter of 2010 and an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain.

Cost of Sales

Cost of sales decreased $7.0 million, or 3.5%, in the second quarter of 2010 to $191.3 million, or 15.5% of product net sales, compared to $198.3 million, or 17.7% of product net sales, in the second quarter of 2009.  Cost of sales in the second quarter of 2009 includes the rollout of $7.2 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility.  Excluding the effect of these charges, cost of sales increased $0.2 million, or 0.1%, in the second quarter of 2010 compared to the second quarter of 2009.  This increase in cost of sales, excluding the charges described above, primarily resulted from the 10.1% increase in product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, primarily due to lower royalty expenses, and for our breast aesthetics products, primarily due to manufacturing efficiencies and positive changes in product mix, and an overall decrease in provisions for inventory reserves.

Cost of sales decreased $14.6 million, or 3.9%, in the first six months of 2010 to $361.5 million, or 15.5% of product net sales, compared to $376.1 million, or 17.8% of product net sales, in the first six months of 2009.  Cost of sales in the first six months of 2009 includes the rollout of $11.6 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility and a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan.  Excluding the effect of these charges, cost of sales increased $2.0 million, or 0.6%, in the first six months of 2010 compared to the first six months of 2009.  This increase in cost of sales, excluding the charges described above, primarily resulted from the 10.6% increase in product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, primarily due to lower royalty expenses, and for our breast aesthetics and facial aesthetics products, primarily due to manufacturing efficiencies and positive changes in product mix, and an overall decrease in provisions for inventory reserves.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $57.1 million, or 12.9%, to $499.0 million, or 40.5% of product net sales, in the second quarter of 2010 compared to $441.9 million, or 39.5% of product net sales, in the second quarter of 2009.  SG&A expenses in the second quarter of 2010 include $4.0 million of costs associated with the U.S. Department of Justice, or DOJ, investigation relating to sales and marketing practices in connection with Botox®.  SG&A expenses in the second quarter of 2009 include $7.4 million of costs associated with the DOJ investigation described above and a $0.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan.  Excluding the effect of these charges, SG&A expenses increased $60.8 million, or 14.0%, in the second quarter of 2010 compared to the second quarter of 2009.  The increase in SG&A expenses, excluding the charges described above, primarily relates to increases in promotion, marketing, selling, and general and administrative expenses.  The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising for Juvéderm® and Restasis®.  The increase in selling and marketing expenses in the second quarter of 2010 compared to the second quarter of 2009 principally relates to increased personnel and related incentive compensation costs that support the 10.1% increase in product net sales, additional costs related to the expansion of our sales forces in Asia, and additional selling costs related to the agreement with Quintiles to promote Sanctura XR® to general practitioners in the United States.  The increase in general and administrative expenses is primarily due to an increase in incentive compensation costs, legal, information systems and human resource administrative costs, and an increase in regional management costs related to our expansion of direct selling operations in Asia.  Costs associated with responding to the DOJ investigation are expected to total approximately $30.0 million to $40.0 million during fiscal year 2010.

SG&A expenses increased $46.4 million, or 5.0%, to $972.8 million, or 41.6% of product net sales, in the first six months of 2010 compared to $926.4 million, or 43.8% of product net sales, in the first six months of 2009.  SG&A expenses in the first six months of 2010 include $8.5 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®.  SG&A expenses in the first six months of 2009 include $15.2 million of costs associated with the DOJ investigation described above and a $52.0 million charge related to the modification of certain employee stock options and $2.2 million in asset write-offs in connection with our 2009 restructuring plan.  Excluding the effect of these charges, SG&A expenses increased $107.3 million, or 12.5%, in the first six months of 2010 compared to the first six months of 2009.  The increase in SG&A expenses, excluding the charges described above, is primarily due to the same factors described above with respect to the increases in SG&A expenses for the second quarter of 2010.  Additionally, the increase in promotion costs for the first six months of 2010 compared to the first six months of 2009 was also due to an increase in direct-to-consumer advertising for Latisse®.

Research and Development

Research and development, or R&D, expenses increased $26.0 million, or 16.1%, to $187.6 million in the second quarter of 2010, or 15.2% of product net sales, compared to $161.6 million, or 14.4% of product net sales, in the second quarter of 2009.  The increase in R&D expenses in dollars was primarily due to increased spending on eye care pharmaceuticals products, including next generation products for the treatment of glaucoma and products for the treatment of retinal diseases, increased spending for Latisse® in international markets, increased spending on Botox® for the treatment of overactive bladder, increased spending on hyaluronic-acid based dermal filler products, and increased spending on breast aesthetics products, including breast implant follow-up studies and the tissue regeneration technology acquired in the Serica acquisition, partially offset by a reduction in expenses related to the development of Ozurdex™ for retinal vein occlusion and a reduction in expenses on the development of Botox® for the treatment of chronic migraine.  R&D expenses for the second quarter of 2009 included a $0.3 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan.

R&D expenses increased $66.6 million, or 19.4%, to $410.3 million in the first six months of 2010, or 17.6% of product net sales, compared to $343.7 million, or 16.3% of product net sales, in the first six months of 2009.  R&D expenses for the first six months of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval.  R&D expenses in the first six months of 2009 included a $20.6 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan.  Excluding the effect of these charges, R&D expenses increased by $44.2 million, or 13.7%, to $367.3 million in the first six months of 2010, or 15.7% of product net sales, compared to $323.1 million, or 15.3% of product net sales in the first six months of 2009.  The increase in R&D expenses in dollars, excluding the charges described above, was primarily due to the same factors described above with respect to the increase in R&D expenses for the second quarter of 2010.  In addition, the increase in R&D expenses in the first six months of 2010 compared to the first six months of 2009 was partially offset by a decrease in spending for certain new technology discovery programs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $1.8 million to $37.3 million in the second quarter of 2010, or 3.0% of product net sales, compared to $35.5 million, or 3.2% of product net sales, in the second quarter of 2009.  The increase in amortization expense in dollars is primarily due to an increase in the balance of intangible assets subject to amortization, including developed technology that we acquired in connection with our January 2010 acquisition of Serica, licensing assets related to Botox® Cosmetic distribution rights in Japan and China that we reacquired in the first quarter of 2010, an intangible asset related to an eye care pharmaceuticals product that we acquired in the fourth quarter of 2009 as part of a settlement of a manufacturing and distribution agreement and other intangible assets acquired in connection with our July 2009 acquisition of Samil.

Amortization of acquired intangible assets increased $0.3 million to $74.4 million in the first six months of 2010, or 3.2% of product net sales, compared to $74.1 million, or 3.5% of product net sales, in the first six months of 2009.  The increase in amortization expense in dollars is primarily due to the same factors described above with respect to the increase amortization of acquired intangible assets in the second quarter of 2010, partially offset by a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, the majority of which became fully amortized at the end of the first quarter of 2009.

Restructuring Charges and Integration Costs

Restructuring charges in the second quarter of 2010 were $0.1 million.  Restructuring charges in the second quarter of 2009 were $1.0 million, consisting of $0.7 million related to the 2009 restructuring plan, $0.2 million related to the restructuring and phased closure of the Arklow facility and $0.1 million of other restructuring charges.

Restructuring charges in the first six months of 2010 were $0.7 million.  Restructuring charges in the first six months of 2009 were $43.1 million, consisting of $39.1 million related to the 2009 restructuring plan, $4.2 million related to the restructuring and phased closure of the Arklow facility and a $0.2 million other restructuring charge net reversal.

2009 Restructuring Plan

On February 4, 2009, we announced a restructuring plan that involved a workforce reduction of approximately 460 employees, primarily in the United States and Europe.  The majority of the employees affected by the restructuring plan were U.S. urology sales and marketing personnel as a result of our decision to focus on the urology specialty and to seek a partner to promote Sanctura XR® to general practitioners, and furthermore marketing personnel in the United States and Europe as we adjusted our back-office structures to a reduced short-term sales outlook for some businesses.  The restructuring plan also included modest workforce reductions in other functions as we re-engineered our processes to increase efficiency and productivity.

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

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009.  The restructuring charges primarily consist of employee severance and other one-time termination benefits.  During 2009, we recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.  During the six month period ended June 30, 2010, we recorded pre-tax restructuring charges of $0.1 million.  During the three and six month periods ended June 30, 2009, we recorded pre-tax restructuring charges of $0.7 million and $39.1 million, respectively.  As of June 30, 2010, remaining accrued expenses of $1.6 million related to the 2009 restructuring plan are included in “Other accrued expenses.” During the three month period ended June 30, 2009, we also recognized a total of $0.6 million related to employee stock option modifications, consisting of $0.3 million in SG&A expenses and $0.3 million in R&D expenses.  During the six month period ended June 30, 2009, we recognized a total of $77.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.0 million in SG&A expenses and $20.6 million in R&D expenses, and recognized $2.2 million of asset write-offs in SG&A expenses.

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

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009.  As of December 31, 2009, we had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million.  The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility.  During the three and six month periods ended June 30, 2010, we recorded a $0.3 million restructuring charge reversal.  We did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three and six month periods ended June 30, 2010.  During the three and six month periods ended June 30, 2009, we recorded $0.2 million and $4.2 million of pre-tax restructuring charges, respectively.  During the three and six month periods ended June 30, 2009, we recognized $7.2 million and $11.6 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production.  During the six month period ended June 30, 2009, we also recognized $0.1 million of R&D expenses related to one-time termination benefits.  As of June 30, 2010, remaining accrued expenses of $0.6 million for the restructuring and phased closure of the Arklow facility are included in “Other accrued expenses.”

Other Restructuring Activities and Integration Costs

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.8 million, respectively, of restructuring charges primarily for employee severance related to our acquisition of Serica.  Included in the six month period ended June 30, 2010 are $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.6 million, respectively, of SG&A expenses related to transaction costs associated with an agreement with our distributor in Turkey to establish direct operations in Turkey.  Included in the three and six month periods ended June 30, 2010 are $0.1 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.  Included in the six month period ended June 30, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with our acquisition of Serica.

Included in the three and six month periods ended June 30, 2009 are $0.1 million of restructuring charges and a $0.3 million restructuring charge reversal, respectively, related to the closure of our collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008.  Included in the six month period ended June 30, 2009 are $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and six month periods ended June 30, 2009 are $0.2 million of SG&A expenses related to transaction costs associated with our joint venture investment in Korea completed in July 2009 and $0.4 million of SG&A expenses related to integration costs associated with our 2007 acquisition of Groupe Cornéal Laboratoires, or Cornéal.

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

For the second quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $83.6 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $4.0 million, transaction costs of $0.1 million related to a license, development and commercialization agreement with Serenity, transaction costs of $0.4 million related to an agreement with our distributor in Turkey, and other net indirect costs of $2.0 million.

For the second quarter of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $71.5 million, compensation expense from stock option modifications of $0.6 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $7.4 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $7.2 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, transaction costs related to our joint venture investment in Korea of $0.2 million, and other net indirect costs of $2.1 million.

For the first six months of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $166.1 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $8.5 million, an upfront licensing fee included in R&D expenses of $43.0 million payable to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, transaction costs of $0.6 million related to an agreement with our distributor in Turkey, and other net indirect costs of $3.7 million.

For the first six months of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $141.8 million, compensation expense from stock option modifications of $77.6 million and asset impairments of $2.2 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $15.2 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $11.7 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, transaction costs related to our joint venture investment in Korea of $0.2 million, and other net indirect costs of $6.6 million.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2010 and 2009 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$386.6	$356.1	$698.5	$646.0
Medical devices	66.8	56.9	133.9	90.6

Total segments	453.4	413.0	832.4	736.6
General and administrative expenses, other indirect costs and other adjustments	90.1	89.4	186.8	255.7
Amortization of acquired intangible assets (a)	31.3	30.1	62.7	63.2
Restructuring charges	0.1	1.0	0.7	43.1

Total operating income	$331.9	$292.5	$582.2	$374.6

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the second quarter of 2010 was $331.9 million, or 26.9% of product net sales, compared to consolidated operating income of $292.5 million, or 26.1% of product net sales in the second quarter of 2009.  The $39.4 million increase in consolidated operating income was due to a $113.0 million increase in product net sales, a $3.4 million increase in other revenues, a $7.0 million decrease in cost of sales and a $0.9 million decrease in restructuring charges, partially offset by a $57.1 million increase in SG&A expenses, a $26.0 million increase in R&D expenses and a $1.8 million increase in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the second quarter of 2010 was $386.6 million, compared to operating income of $356.1 million in the second quarter of 2009.  The $30.5 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the second quarter of 2010 was $66.8 million, compared to operating income of $56.9 million in the second quarter of 2009.  The $9.9 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by an overall increase in promotion and marketing expenses and an increase in R&D expenses.

Our consolidated operating income in the first six months of 2010 was $582.2 million, or 24.9% of product net sales, compared to consolidated operating income of $374.6 million, or 17.7% of product net sales in the first six months of 2009.  The $207.6 million increase in consolidated operating income was due to a $224.2 million increase in product net sales, a $39.7 million increase in other revenues, a $14.6 million decrease in cost of sales and a $42.4 million decrease in restructuring charges, partially offset by a $46.4 million increase in SG&A expenses, a $66.6 million increase in R&D expenses and a $0.3 million increase in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the first six months of 2010 was $698.5 million, compared to operating income of $646.0 million in the first six months of 2009.  The $52.5 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2010.

Our medical devices segment operating income in the first six months of 2010 was $133.9 million, compared to operating income of $90.6 million in the first six months of 2009.  The $43.3 million increase in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2010.

Non-Operating Income and Expense

Total net non-operating income in the second quarter of 2010 was $1.6 million compared to total net non-operating expense of $35.5 million in the second quarter of 2009.  Interest income in the second quarter of 2010 was $1.2 million compared to interest income of $1.5 million in the second quarter of 2009.  Interest expense decreased $4.6 million to $13.9 million in the second quarter of 2010 compared to $18.5 million in the second quarter of 2009.  Interest expense decreased approximately $4.7 million due to the reversal of previously accrued statutory interest expense resulting from a change in estimate in the second quarter of 2010 in accrued interest expense related to uncertain tax positions, compared to a charge for statutory interest expense in the second quarter of 2009.  Other, net income was $14.3 million in the second quarter of 2010, consisting primarily of a net unrealized gain on derivative instruments of $8.9 million and $5.2 million in net realized gains from foreign currency transactions.  Other, net expense was $18.5 million in the second quarter of 2009, consisting primarily of a net unrealized loss on derivative instruments of $11.7 million and $6.8 million in net realized losses from foreign currency transactions.

Total net non-operating expense in the first six months of 2010 was $16.7 million compared to total net non-operating expense of $54.2 million in the first six months of 2009.  Interest income in the first six months of 2010 was $2.5 million compared to interest income of $4.2 million in the first six months of 2009.  The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 0.9 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $849.0 million in the first six months of 2010 compared to the first six months of 2009.  Interest expense decreased $7.4 million to $30.5 million in the first six months of 2010 compared to $37.9 million in the first six months of 2009.  Interest expense decreased approximately $7.0 million due to the reversal of previously accrued statutory interest expense resulting from a change in estimate in the first six months of 2010 in accrued interest expense related to uncertain tax positions, compared to a charge for statutory interest expense in the first six months of 2009.  Other, net income was $11.3 million in the first six months of 2010, consisting primarily of a net unrealized gain on derivative instruments of $8.2 million and $2.8 million in net realized gains from foreign currency transactions.  Other, net expense was $20.5 million in the first six months of 2009, consisting primarily of a net unrealized loss on derivative instruments of $14.5 million, a loss of $5.3 million on the extinguishment of a portion of our 1.5% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $0.7 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the second quarter of 2010 was 27.6%.  Our effective tax rate for the first six months of 2010 was 27.4%.  Included in our operating income for the first six months of 2010 are a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.7 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company.  In the first six months of 2010, we recorded income tax benefits of $15.8 million related to the upfront payment for technology that has not achieved regulatory approval and $0.4 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income.  Excluding the impact of the net pre-tax charges of $7.7 million and the net income tax benefits of $2.5 million for the items discussed above, our adjusted effective tax rate for the first six months of 2010 was 27.5%.  We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities.  This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first six months of 2010 is summarized below:

(in millions)
Earnings before income taxes, as reported	$565.5
Upfront payment for technology that has not achieved regulatory approval	43.0
Restructuring charges	0.7
Upfront license fee income	(36.0)

$573.2

Provision for income taxes, as reported	$155.0
Income tax benefit (provision) for:
Upfront payment for technology that has not achieved regulatory approval	15.8
Restructuring charges	0.4
Upfront license fee income	(13.7)

$157.5

Adjusted effective tax rate	27.5%

Our effective tax rate for the second quarter and first six months of 2009 was 31.2% and 30.8%, respectively, our effective tax rate for the year ended December 31, 2009 was 26.5%, and our adjusted effective tax rate for the year ended December 31, 2009 was 26.3%.  Included in our operating income for the year ended December 31, 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and a $18.0 million contribution to The Allergan Foundation.  For the year ended December 31, 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes.  We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation.  Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008.  Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefit of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%.

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

The increase in the adjusted effective tax rate to 27.5% in the first six months of 2010 compared to the adjusted effective tax rate for the year ended December 31, 2009 of 26.3% is primarily due to the expiration in 2010 of the U.S. federal research and development tax credit and an increase in the mix of earnings in higher tax rate jurisdictions.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.4 million and $0.7 million in the second quarters of 2010 and 2009, respectively.

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $2.5 million and $1.0 million in the first six months of 2010 and 2009, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the second quarter of 2010 were $240.1 million compared to $176.1 million in the second quarter of 2009.  The $64.0 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $39.4 million and the decrease in net non-operating expense of $37.1 million, partially offset by the increase in the provision for income taxes of $11.8 million and the increase in net earnings attributable to noncontrolling interest of $0.7 million.

Our net earnings attributable to Allergan, Inc. in the first six months of 2010 were $408.0 million compared to $220.8 million in the first six months of 2009.  The $187.2 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $207.6 million and the decrease in net non-operating expense of $37.5 million, partially offset by the increase in the provision for income taxes of $56.4 million and the increase in net earnings attributable to noncontrolling interest of $1.5 million.

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

Historically, we have generated cash from operations in excess of working capital requirements.  The net cash provided by operating activities for the first six months of 2010 was $511.3 million compared to $449.2 million for the first six months of 2009.  Cash flow from operating activities increased in the first six months of 2010 compared to the first six months of 2009 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accrued expenses and income taxes, partially offset by a net increase in cash required to fund changes in other net operating assets and liabilities, principally trade receivables, inventories, accounts payable and other liabilities.  We did not make any pension contributions to our U.S. defined benefit pension plan in the first six months of 2010 and 2009.

Net cash used in investing activities was $102.1 million in the first six months of 2010 compared to $33.2 million in the first six months of 2009.  In the first six months of 2010, we paid $63.7 million, net of cash acquired, for the acquisition of Serica and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil.  Additionally, we invested $30.0 million in new facilities and equipment and $6.7 million in capitalized software.  In the first six months of 2009, we received $11.6 million related to contractual purchase price adjustments to our 2007 acquisitions of Cornéal and Esprit Pharma Holding Company, Inc. Additionally, we invested $27.4 million in new facilities and equipment and $17.4 million in capitalized software.  In the first six months of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million.  We assumed a mortgage of $20.0 million and paid $0.7 million in cash.  We currently expect to invest between $170.0 million and $190.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2010.

Net cash used in financing activities was $116.6 million in the first six months of 2010 compared to $141.3 million in the first six months of 2009.  In the first six months of 2010, we repurchased approximately 2.2 million shares of our common stock for $135.7 million, had net repayments of notes payable of $8.4 million and paid $30.3 million in dividends.  This use of cash was partially offset by $56.8 million received from the sale of stock to employees and $1.0 million in excess tax benefits from share-based compensation.  In the first six months of 2009, we repurchased approximately 0.7 million shares of our common stock for $30.9 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $30.3 million in dividends.  This use of cash was partially offset by $7.8 million in net borrowings of notes payable and $10.4 million received from the sale of stock to employees.

Effective July 29, 2010, our Board of Directors declared a cash dividend of $0.05 per share, payable September 7, 2010 to stockholders of record on August 17, 2010.

We maintain an evergreen stock repurchase program.  Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans.  Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time.  At June 30, 2010, we held approximately 3.8 million treasury shares under this program.  Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program.  The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes.  In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value.  If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount.  We are permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011.  Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us.  The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.  At June 30, 2010, we reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require us to redeem the 2026 Convertible Notes on April 1, 2011.  We are currently evaluating alternatives to finance the repayment of the 2026 Convertible Notes if the note holders require us to redeem the 2026 Convertible Notes on April 1, 2011.

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

At June 30, 2010, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, an unused shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities.  Our committed long-term credit facility expires in May 2012.  The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted.  The committed long-term credit facility allows for borrowings of up to $800.0 million.  The commercial paper program also provides for up to $600.0 million in borrowings.  Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios.  Certain covenants also limit subsidiary debt.  We believe we were in compliance with these covenants at June 30, 2010.  At June 30, 2010, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $13.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.  We may from time to time seek to retire or purchase our outstanding debt.

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

In March 2010, we amended our existing license agreements with GSK to reacquire our Botox® Cosmetic distribution rights in Japan and China.  In conjunction with the agreement, we paid GSK $18.5 million in the third quarter of 2010.

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

Effective July 1, 2010, we completed a business combination agreement and effected a revised distribution agreement with our distributor in Turkey that allow us to establish direct operations in Turkey.  In connection with the business combination agreement, in the beginning of the third quarter of 2010, we paid the distributor approximately $34.1 million plus related value-added tax.  We will also be required to pay the distributor contingent consideration based on specified percentages of revenue over the next five years.

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

Interest Rate Risk

Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets.  Changes in U.S. interest rates affect the interest earned on our cash and equivalents and interest expense on our debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge.  The investment in the derivative and the related long-term debt are recorded at fair value.  At June 30, 2010 and December 31, 2009, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $45.0 million and $30.4 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the three and six month periods ended June 30, 2010, we recognized $3.7 million and $7.5 million, respectively, as a reduction of interest expense due to the differential to be received.  During the three and six month periods ended June 30, 2009, we recognized $3.6 million and $6.7 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes.  In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes.  As of June 30, 2010, the remaining unrecognized gain, net of tax, of $4.5 million is recorded as a component of accumulated other comprehensive loss.

At June 30, 2010, we had approximately $13.1 million of variable rate debt.  If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.1 million.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.  Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$763.7	$—	$—	$—	$—	$—	$763.7	$763.7
Weighted Average Interest Rate	0.21%	—	—	—	—	—	0.21%
Foreign Time Deposits	197.2	—	—	—	—	—	197.2	197.2
Weighted Average Interest Rate	0.36%	—	—	—	—	—	0.36%
Other Cash Equivalents	1,160.4	—	—	—	—	—	1,160.4	1,160.4
Weighted Average Interest Rate	0.15%	—	—	—	—	—	0.15%
Total Cash Equivalents	$2,121.3	$—	$—	$—	$—	$—	$2,121.3	$2,121.3
Weighted Average Interest Rate	0.19%	—	—	—	—	—	0.19%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$629.7	$25.0	$—	$—	$818.7	$1,473.4	$1,626.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	13.1	—	—	—	—	—	13.1	13.1
Weighted Average Interest Rate	5.50%	—	—	—	—	—	5.50%
Total Debt Obligations (a)	$13.1	$629.7	$25.0	$—	$—	$818.7	$1,486.5	$1,639.4
Weighted Average Interest Rate	5.50%	5.59%	7.47%	—	—	5.78%	5.73%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$45.0
Average Pay Rate	—	—	—	—	—	0.90%	0.90%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at June 30, 2010 include debt obligations of $1,486.5 million and the interest rate swap fair value adjustment of $45.0 million.

	December 31, 2009
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$574.6	$—	$—	$—	$—	$—	$574.6	$574.6
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	156.9	—	—	—	—	—	156.9	156.9
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,108.6	—	—	—	—	—	1,108.6	1,108.6
Weighted Average Interest Rate	0.31%	—	—	—	—	—	0.31%
Total Cash Equivalents	$1,840.1	$—	$—	$—	$—	$—	$1,840.1	$1,840.1
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$617.3	$25.0	$—	$—	$818.6	$1,460.9	$1,547.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	18.1	—	—	—	—	—	18.1	18.1
Weighted Average Interest Rate	2.59%	—	—	—	—	—	2.59%
Total Debt Obligations (a)	$18.1	$617.3	$25.0	$—	$—	$818.6	$1,479.0	$1,565.4
Weighted Average Interest Rate	2.59%	5.59%	7.47%	—	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$30.4
Average Pay Rate	—	—	—	—	—	0.62%	0.62%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at December 31, 2009 include debt obligations of $1,479.0 million and the interest rate swap fair value adjustment of $30.4 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2010 and December 31, 2009.  The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2010		December 31, 2009
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$27.4	1.23	$53.5	1.45
Japanese yen	1.1	91.39	1.0	89.19
Australian dollar	12.8	0.85	11.7	0.90
New Zealand dollar	0.3	0.69	0.7	0.72
Poland zloty	0.9	3.33	—	—
Swiss franc	—	—	19.8	1.04

	$42.5		$86.7

Estimated fair value	$0.4		$0.8

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$—	—	$4.3	1398.00
Euro	36.8	1.23	43.6	1.45

	$36.8		$47.9

Estimated fair value	$(0.1)		$0.2

Foreign currency sold — put options:
Canadian dollar	$44.6	1.06	$59.1	1.05
Mexican peso	9.1	13.55	16.7	13.40
Australian dollar	31.9	0.87	41.0	0.89
Brazilian real	22.8	1.92	29.7	1.85
Euro	101.2	1.46	138.7	1.49
Korean won	6.2	1175.56	11.0	1172.94

	$215.8		$296.2

Estimated fair value	$21.1		$14.0

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the quarterly period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of June 30, 2010, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends the discussion set forth under Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda.  The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada.  The complaint sought damages, equitable relief, attorneys’ fees and costs.  In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint.  On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California.  In April 2007, the plaintiffs filed an opening brief with the court of appeal.  The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007.  In May 2008, the court of appeal heard oral arguments and took the matter under submission.  In July 2008, the court of appeal affirmed the superior court’s ruling, granting our motion for summary judgment.  In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied.  In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008.  In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009.  In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court.  In May 2010, the supreme court heard oral arguments.  In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings.

Ocular Research of Boston, Inc. v. Allergan, Inc.

In August 2007, Ocular Research of Boston, Inc. filed a complaint entitled “Ocular Research of Boston, Inc. v. Allergan, Inc.” in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges that our Refresh Dry Eye Therapy®, Refresh Endura® and Restasis® products infringe U.S. Patent No. 5,578,586, or the ‘586 patent, entitled “Dry Eye Treatment Process and Solution” and seeks a permanent injunction enjoining us from making, using, selling or offering for sale in the United States any product utilizing the patented inventions or designs claimed in the ‘586 patent.  The complaint also seeks treble damages for willful infringement, interest on such damages, attorneys’ fees and costs.  In November 2007, we filed an answer and counterclaims to the complaint asserting that the patent is invalid and not infringed by any of our products.  In November 2009, we filed a first amended answer and counterclaims to the original complaint.  In May 2010, the parties reached a settlement and entered into a confidential settlement agreement.  In June 2010, the court dismissed the matter.

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

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc., et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 12, 2010 trial date for both cases.  In July 2009, we filed a motion to file a first amended complaint and Athena Cosmetics, Inc. filed a second amended answer and counterclaims to the complaint.  In August 2009, the court granted our motion for leave to file a first amended complaint and we filed a motion to dismiss certain of Athena Cosmetic, Inc.’s claims and counterclaims.  In September 2009, the court dismissed one of Athena Cosmetic, Inc.’s claims without prejudice and two of Athena Cosmetic, Inc.’s counterclaims with prejudice.  In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint.  In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials.  In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute.  In March 2010, the court granted Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic’s motion for judgment on the pleadings.  In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC, under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them.  In May 2010, pursuant to a stipulation filed by the plaintiffs and all defendants against whom there are currently claims pending in the two consolidated actions, the court entered an order stating that a final judgment will be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal without further delay to the U.S. Court of Appeals for the Federal Circuit, and further stating that all U.S. District Court proceedings in both consolidated actions will be stayed pending completion of our appeal of the dismissal of our unfair competition claim.  In May 2010, we filed a notice of appeal with the court of appeals.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  In October 2009, we filed a motion for summary judgment against plaintiff Dee Spears, which the court denied in December 2009.  The trial related to plaintiff Dee Spears began in January 2010.  In March 2010, the jury returned a verdict in our favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Dee Spears filed a motion for a new trial which the court denied in May 2010.  In June 2010, we and plaintiff Dee Spears entered into a settlement agreement under which we agreed to waive costs in exchange for plaintiff Dee Spears agreeing not to appeal the judgment.  The court has scheduled a trial date for September 13, 2010 for the Sonya Bryant matter only.  Trial dates have not been set for the remaining plaintiffs.

Zymar® Patent Litigation

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, indicating that Apotex had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic version of Zymar®.  In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, or the ‘045 patent, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product.  In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of the ‘045 patent.  In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint.  In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint.  A three-day bench trial was conducted in January 2010.  In March and April 2010, the parties filed their post-trial briefs.  In June 2010, the court ruled that Apotex’s proposed generic version of Zymar® infringes claims 1-3, 6, 7 and 9 of the ‘045 patent and that claims 1-3 and 6-9 are invalid as obvious.  The court further ruled that Apotex failed to prove that claims 6 and 7 are invalid for lack of enablement and that Apotex failed to prove that the ‘045 patent is unenforceable for inequitable conduct.  In June 2010, we, Senju and Kyorin filed a motion for a new trial or, alternatively, to amend judgment and findings regarding claim 7.  In July 2010, Apotex filed an answer to our motion and we filed a reply to Apotex’s answer to our motion.

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

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware.  In August 2007, the panel granted the motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action.  In March 2008, the defendants in the Exela Action consented to trial in Delaware.  In January 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement under which these defendants agreed to refrain from selling or manufacturing a generic version of Alphagan® P 0.15% in exchange for our dismissing all claims against them.  Trial was held in March 2009 for the remaining defendants in the Apotex Action and the Exela Action.  In October 2009, the court ruled that all five patents (U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337) asserted by us are valid and enforceable against the defendants, that Apotex’s proposed generic versions of Alphagan® P 0.1% and 0.15% infringe each of the five patents, and that Exela’s proposed generic version of Alphagan® P 0.15% infringes U.S. Patent No. 6,641,834, which was the only patent asserted against it.  Pursuant to the Hatch-Waxman Act, the FDA is required to delay approval of defendants’ proposed generic products until after our last applicable patent expires in 2022.  In November 2009, Apotex and Exela filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.  In March 2010, Apotex and Exela filed their opening briefs with the court of appeals.  In May 2010, we filed our responsive briefs with the court of appeals.  In July 2010, Apotex and Exela filed their reply briefs with the court of appeals.

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

In October 2009 and November 2009 we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®.  In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products.  In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,323,463.  Sandoz filed an answer and counterclaims to our amended complaint in November 2009 and Hi-Tech filed an answer and counterclaims in December 2009.  We filed an answer to Sandoz’s counterclaims in December 2009 and an answer to Hi-Tech’s counterclaims in January 2010.  In January 2010, the Hi-Tech action and the Sandoz action were consolidated with the Alcon action.

In February 2010, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®.  In their separate certifications, Sandoz and Hi-Tech contend that U.S. Patent No. 7,642,258 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products.  In March 2010, we filed a second amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,642,258.  Hi-Tech and Sandoz filed an answer and counterclaims to our second amended complaint in March 2010 and April 2010, respectively.  In April 2010, we filed answers to Hi-Tech and Sandoz’s counterclaims.  In April 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon indicating that Alcon had filed an ANDA seeking approval of a generic form of Combigan®.  In their certification, Alcon contends that U.S. Patent No. 7,642,258 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Alcon product.  In April 2010, we filed a first amended complaint against Alcon for patent infringement to assert U.S. Patent No. 7,642,258.  In May 2010, Alcon filed an answer and counterclaims to our first amended complaint.  In June 2010, we filed an answer to Alcon’s counterclaims.  The court has scheduled an August 1, 2011 trial date for the consolidated Hi-Tech, Sandoz and Alcon actions.

In May 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex, indicating that Apotex had filed an ANDA seeking approval of a generic version of Combigan®.  In the certification, Apotex contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Apotex product.  In June 2010, we filed a complaint against Apotex in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges that Apotex’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258.

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

2,225,626 and 2,440,764.  In February 2010, we received a Notice of Allegation letter from Sandoz Canada, indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®.  In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product.  In March 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent No. 2,357,014.  In May 2010, Sandoz Canada filed a motion to strike the application regarding Canadian Patent No. 2,225,626. In June 2010, the court denied Sandoz Canada’s motion to strike.

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

In December 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Sandoz product.  In January 2010, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware.  The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649.  In February 2010, Sandoz filed an answer and counterclaim to our complaint and we filed an answer to Sandoz’s counterclaim in March 2010.  In April 2010, the court consolidated the Barr and Sandoz actions and scheduled a trial date for February 1, 2011.  In July 2010, we filed an amended complaint against Teva Pharmaceuticals USA, Inc., or Teva, and Teva Pharmaceutical Industries Ltd. upon belief that Barr is a wholly-owned subsidiary of Teva.  In August 2010, Teva filed an answer and affirmative defenses to our amended complaint.

Sanctura  XR® Patent Litigation

In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Pharmaceuticals, Inc., or Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Watson contends that U.S. Patent No. 7,410,978, or the ‘978 patent, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Watson product.  In July 2009, we, Endo Pharmaceuticals Solutions, Inc., or Endo, and Supernus Pharmaceuticals, Inc., or Supernus, filed a complaint against Watson, Watson Laboratories, Inc. – Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware.  The complaint alleges that Watson’s proposed product infringes the ‘978 patent.  In August 2009, Watson filed an answer and counterclaims to our complaint and we filed an answer to Watson’s counterclaims in September 2009.

In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Sandoz contends that the ‘978 patent, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Sandoz product.  In November 2009, we, Endo and Supernus filed a complaint against Sandoz in the U.S. District Court for the District of Delaware.  The complaint alleges that Sandoz’s proposed product infringes the ‘978 patent.  In January 2010, Sandoz filed an answer and counterclaims to our complaint.  In February 2010, we filed an answer to Sandoz’s counterclaims.  In March 2010, the court consolidated the Watson and Sandoz actions and scheduled a trial date for May 2, 2011.  In July 2010, Sandoz filed a first amended answer, affirmative defenses and counterclaims to our complaint and Watson filed an amended and supplemental answer and counterclaims to our complaint.

In April 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock Laboratories, Inc., or Paddock, indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Paddock contends that the ‘978 patent, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Paddock product.  In June 2010, we, Endo and Supernus filed a complaint against Paddock in the U.S. District Court for the District of Delaware.  The complaint alleges that Paddock’s proposed product infringes the ‘978 patent.  In July 2010, Paddock filed an answer and counterclaims to our complaint and we filed a motion for leave to file an amended complaint.  In August 2010, we, Endo and Supernus filed an answer to Paddock’s counterclaims.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the second fiscal quarter of 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2010 to April 30, 2010	421,600	$63.17	421,600	14,972,454
May 1, 2010 to May 31, 2010	500,900	60.40	500,900	14,770,912
June 1, 2010 to June 30, 2010	321,900	59.65	321,900	14,558,391

Total	1,244,400	$61.14	1,244,400	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2010, we held approximately 3.8 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on April 30, 2010 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2010)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

Exhibit No.	Description
10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.15	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.20	Fourth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.21	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.22	First Amendment to Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.23	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.24	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.25	Allergan, Inc. 2010 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.25 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.26	Allergan, Inc. 2010 Management Bonus Plan (incorporated by reference to Exhibit 10.26 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

Exhibit No.	Description
10.27	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.28	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.29	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.30	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.31	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.33	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.35	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.37	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.38	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.39	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993)

10.40	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.41	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.42	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated

Exhibit No.	Description
by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.43	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.44	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.45	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.46	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.47	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.48	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.49	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.50	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.51	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.53	Botox ® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Amendment No. 1 to Botox® — China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.55	Botox ® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.56	Amendment No. 1 to Botox® — Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.57	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and

Exhibit No.	Description
SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.58	Botox ® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.60	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.61	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.62	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.63	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.64	First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.65	License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010)

10.66	Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101	The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement