Form 10-Q
period 2010-09-30
ALLERGAN INC
filed 2010-11-08
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 307,511,888 shares of common stock outstanding (including 3,889,631 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Product net sales	$1,192.0	$1,127.8	$3,529.5	$3,241.1
Other revenues	16.2	13.5	80.6	38.2

Total revenues	1,208.2	1,141.3	3,610.1	3,279.3

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	177.7	190.2	539.2	566.3
Selling, general and administrative	517.3	497.5	1,490.1	1,423.9
Research and development	194.0	176.9	604.3	520.6
Amortization of acquired intangible assets	31.1	36.0	105.5	110.1
Legal settlement	609.9	—	609.9	—
Intangible asset impairment and related costs	369.1	—	369.1	—
Restructuring charges	0.1	4.2	0.8	47.3

Operating (loss) income	(691.0)	236.5	(108.8)	611.1

Non-operating income (expense):
Interest income	1.6	1.4	4.1	5.6
Interest expense	(20.4)	(17.8)	(50.9)	(55.7)
Gain on investments, net	—	24.6	—	24.6
Other, net	(17.9)	(12.4)	(6.6)	(32.9)

	(36.7)	(4.2)	(53.4)	(58.4)

(Loss) earnings before income taxes	(727.7)	232.3	(162.2)	552.7
Provision (benefit) for income taxes	(59.0)	53.1	96.0	151.7

Net (loss) earnings	(668.7)	179.2	(258.2)	401.0
Net earnings attributable to noncontrolling interest	1.8	0.2	4.3	1.2

Net (loss) earnings attributable to Allergan, Inc.	$(670.5)	$179.0	$(262.5)	$399.8

(Loss) earnings per share attributable to Allergan, Inc. stockholders:
Basic	$(2.21)	$0.59	$(0.87)	$1.32

Diluted	$(2.21)	$0.58	$(0.87)	$1.31

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$2,603.3	$1,947.1
Short-term investments	499.3	—
Trade receivables, net	586.9	576.6
Inventories	219.6	213.9
Other current assets	334.3	368.7

Total current assets	4,243.4	3,106.3
Investments and other assets	288.6	266.7
Deferred tax assets	157.1	—
Property, plant and equipment, net	778.0	808.1
Goodwill	2,043.6	1,998.3
Intangibles, net	1,029.4	1,357.2

Total assets	$8,540.1	$7,536.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$18.5	$18.1
Convertible notes	636.0	—
Accounts payable	206.3	204.0
Accrued compensation	169.1	164.3
Accrued legal settlement expenses	609.9	—
Other accrued expenses	432.2	382.7
Income taxes	21.0	42.5

Total current liabilities	2,093.0	811.6
Long-term debt	1,546.0	874.0
Long-term convertible notes	—	617.3
Deferred tax liabilities	—	1.4
Other liabilities	416.7	388.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of September 30, 2010 and December 31, 2009	3.1	3.1
Additional paid-in capital	2,774.8	2,730.3
Accumulated other comprehensive loss	(105.4)	(102.8)
Retained earnings	2,030.2	2,356.7

	4,702.7	4,987.3
Less treasury stock, at cost (4,001,000 shares as of September 30, 2010 and 3,079,000 shares as of December 31, 2009)	(243.2)	(164.5)

Total stockholders’ equity	4,459.5	4,822.8
Noncontrolling interest	24.9	21.1

Total equity	4,484.4	4,843.9

Total liabilities and equity	$8,540.1	$7,536.6

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net (loss) earnings	$(258.2)	$401.0
Non-cash items included in net (loss) earnings:
Depreciation and amortization	193.9	196.3
Amortization of original issue discount and debt issuance costs	21.0	20.7
Amortization of net realized gain on interest rate swap	(1.0)	(1.0)
Deferred income tax benefit	(150.6)	(56.2)
Loss on disposal and impairment of assets	12.1	3.4
Loss on extinguishment of convertible debt	—	5.3
Unrealized loss on derivative instruments	7.0	17.2
Expense of share-based compensation plans	53.4	133.3
Legal settlement	609.9	—
Intangible asset impairment and related costs	369.1	—
Restructuring charges	0.8	47.3
Gain on investments, net	—	(24.6)
Changes in assets and liabilities:
Trade receivables	(11.4)	(14.0)
Inventories	0.9	50.8
Other current assets	3.1	24.7
Other non-current assets	(10.5)	(20.2)
Accounts payable	(23.4)	47.6
Accrued expenses	33.4	(23.8)
Income taxes	(21.5)	(46.0)
Other liabilities	(7.1)	29.7

Net cash provided by operating activities	820.9	791.5

Cash flows from investing activities:
Purchases of short-term investments	(499.3)	—
Acquisitions, net of cash acquired	(69.8)	(12.8)
Additions to property, plant and equipment	(50.3)	(50.1)
Additions to capitalized software	(10.2)	(22.1)
Additions to intangible assets	(18.5)	—
Contractual purchase price adjustment to prior acquisitions	(1.7)	11.6
Proceeds from sale of investments	—	27.9

Net cash used in investing activities	(649.8)	(45.5)

Cash flows from financing activities:
Dividends to stockholders	(45.4)	(45.5)
Repayments of convertible borrowings	—	(98.3)
Payments to acquire treasury stock	(198.9)	(66.6)
Net (repayments) borrowings of notes payable	(3.0)	10.3
Debt issuance costs	(6.0)	—
Proceeds from issuance of senior notes, net of discount	648.0	—
Sale of stock to employees	90.6	32.6
Excess tax benefits from share-based compensation	4.7	2.9

Net cash provided by (used in) financing activities	490.0	(164.6)

Effect of exchange rate changes on cash and equivalents	(4.9)	6.8

Net increase in cash and equivalents	656.2	588.2
Cash and equivalents at beginning of period	1,947.1	1,110.4

Cash and equivalents at end of period	$2,603.3	$1,698.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$25.3	$31.5

Income taxes, net of refunds	$269.1	$236.0

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009.  The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).

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

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements.  This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, with earlier application permitted.  The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements.

Note 2: Acquisitions and Collaborations

Purchase of Distributor’s Business in Turkey

On July 1, 2010, the Company terminated its existing distributor agreement in Turkey and completed the purchase from its distributor of all licenses, registrations and other assets related to the selling of the Company’s products in Turkey.  Additionally, former employees of the distributor who were primarily engaged in the selling and marketing of the Company’s products were transferred to the Company on that date.  The termination of the existing distributor agreement and purchase of the commercial assets enabled the Company to initiate direct selling operations in Turkey.

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which is included in selling, general and administrative (SG&A) expenses in the third quarter of 2010.  The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay additional contingent consideration based on

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified percentages of revenue in Turkey over the next five years.  The estimated fair value of the contingent consideration on the purchase date was $36.7 million.  The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date. No liabilities were assumed in connection with the purchase.  The Company believes that the fair values assigned to the assets acquired and the contingent consideration were based on reasonable assumptions.  The useful life of the intangible assets was determined to be 10.0 years.  The Company currently estimates that a substantial portion of the goodwill acquired will be deductible for income tax purposes.

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue regeneration for breast reconstruction, for an aggregate purchase price of approximately $63.7 million, net of cash acquired.  In connection with the acquisition, the Company acquired assets with a fair value of $95.6 million and assumed liabilities of $31.9 million.  The acquisition was funded from current cash and equivalents balances.  The Serica acquisition provides the Company with an approved technology that has potential future application in breast augmentation, revision surgeries, as well as potential bariatric applications.

The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the Serica acquisition based on their estimated fair values at the acquisition date.  The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill.  The goodwill acquired in the Serica acquisition is not deductible for federal income tax purposes.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2010, the Company amended its existing license agreements with GlaxoSmithKline (GSK) to reacquire the distribution rights to Botox® for all current and future cosmetic indications in Japan and China for $18.5 million, which was paid in the third quarter of 2010.  The Company capitalized the value of these reacquired rights as an intangible asset in the first quarter of 2010.

In September 2010, the Company acquired from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V., Beerse and Johnson & Johnson Vision Care Inc. the global license to manufacture and commercialize alcaftadine 0.25%, a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis.  In conjunction with the license agreement for this product that was approved in July 2010 for marketing in the United States under the brand name Lastacaft™ (alcaftadine ophthalmic solution), the Company is required to make an upfront payment of $23.0 million.  The terms of the agreement also require the Company to make potential future regulatory milestone payments of up to $12.0 million, as well as future royalty payments.  The Company capitalized the majority of the upfront licensing payment of $23.0 million as an intangible asset and the related liability is included in “Accounts Payable” as of September 30, 2010.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009.  The restructuring charges primarily consist of employee severance and other one-time termination benefits.  During 2009, the Company recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.  During the nine month periods ended September 30, 2010 and 2009, the Company recorded pre-tax restructuring charges of $0.1 million and $39.1 million, respectively.  During the three month period ended September 30, 2009, the Company also recognized a total of $0.7 million related to employee stock option modifications, consisting of $0.5 million in SG&A expenses and $0.2 million in R&D expenses, and recognized $0.1 million of accelerated depreciation costs in SG&A expenses.  During the nine month period ended September 30, 2009, the Company recognized a total of $78.3 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.5 million in SG&A expenses and $20.8 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009.  As of December 31, 2009, the Company had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million.  The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility.  During the nine month period ended September 30, 2010, the Company recorded a $0.3 million restructuring charge reversal.  The Company did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three and nine month periods ended September 30, 2010.  During the three and nine month periods ended September 30, 2009, the Company recorded $4.1 million and $8.3 million of pre-tax restructuring charges, respectively.  During the three and nine month periods ended September 30, 2009, the Company recognized $2.8 million and $14.4 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production.  During the nine month period ended September 30, 2009, the Company also recognized $0.1 million of R&D expenses related to one-time termination benefits.

Other Restructuring Activities and Integration Costs

Included in the nine month period ended September 30, 2010 are $0.8 million of restructuring charges primarily for employee severance related to the Serica acquisition.  Included in the three and nine month periods ended September 30, 2010 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three month period ended September 30, 2010 are $0.4 million of transaction, integration and transition costs associated with the purchase of the Company’s distributor’s business related to the Company’s products in Turkey, consisting of $0.3 million in SG&A expenses and $0.1 million in R&D expenses.  Included in the nine month period ended September 30, 2010 are $1.0 million of transaction, integration and transition costs associated with the purchase of the Company’s distributor’s business related to the Company’s products in Turkey, consisting of $0.9 million in SG&A expenses and $0.1 million in R&D expenses.  Included in the nine month period ended September 30, 2010 are $0.4 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Serenity, and $0.5 million of SG&A expenses related to integration and transaction costs associated with the Serica acquisition.

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

Included in the three and nine month periods ended September 30, 2009 are $0.2 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with the Company’s joint venture investment in Korea completed in July 2009.  Included in the nine month period ended September 30, 2009 are $0.4 million of SG&A expenses related to integration costs associated with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal).

Note 4: Intangibles and Goodwill

Intangibles

At September 30, 2010 and December 31, 2009, the components of intangibles and certain other related information were as follows:

	September 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,130.1	$(331.1)	13.4	$1,396.4	$(317.2)	14.3
Customer relationships	42.3	(42.3)	3.1	42.3	(42.0)	3.1
Licensing	185.5	(111.5)	9.3	224.7	(102.3)	10.0
Trademarks	27.4	(23.1)	6.3	27.5	(19.6)	6.3
Core technology	190.0	(58.5)	15.2	191.7	(49.5)	15.2
Other	17.7	(1.4)	9.1	5.6	(0.4)	7.1

	1,593.0	(567.9)	12.7	1,888.2	(531.0)	13.5
Unamortizable Intangible Assets:
In-process research and development	4.3	—		—	—

	$1,597.3	$(567.9)		$1,888.2	$(531.0)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing.  Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 Inamed acquisition, primarily in the breast implant market in the United States.  Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing.  Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Cornéal, gastric band technology acquired in connection with the Company’s 2007 acquisition of EndoArt SA (EndoArt), and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.  Other intangible assets consist primarily of acquired product registration rights, distributor relationships, government permits and non-compete agreements.  The in-process research and development asset consists of a dermal filler technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica.

In the third quarter of 2010, the Company concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise (the Sanctura® Assets), which the Company acquired in connection with its 2007 acquisition of Esprit Pharma Holding Company, Inc. and certain subsequent licensing and commercialization transactions, had become impaired.  The Company determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payers.  As a result, in the third quarter of 2010, the Company recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes a charge of $343.2 million for the impairment of the Sanctura® intangible assets.

The decrease in developed technology at September 30, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets, partially offset by developed technology acquired in connection with the Serica acquisition and an upfront licensing payment for an eye care product previously approved for marketing.  The decrease in licensing assets at September 30, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets, partially offset by a licensing payment for the reacquisition of Botox® Cosmetic distribution rights in Japan and China.  The increase in other intangible assets is primarily due to the purchase of the Company’s distributor’s business related to the Company’s products in Turkey.

The following table provides amortization expense by major categories of amortizable intangible assets for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Developed technology	$21.3	$25.4	$74.7	$75.8
Customer relationships	—	0.3	0.3	3.9
Licensing	5.1	5.8	17.0	17.4
Trademarks	1.1	1.1	3.3	3.3
Core technology	3.1	3.2	9.3	9.5
Other	0.5	0.2	0.9	0.2

	$31.1	$36.0	$105.5	$110.1

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

Estimated amortization expense is $138.5 million for 2010, $126.9 million for 2011, $121.7 million for 2012, $107.4 million for 2013 and $102.5 million for 2014.

Goodwill

Changes in the carrying amount of goodwill by operating segment through September 30, 2010 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2009	$73.2	$1,925.1	$1,998.3
Purchase of distributor’s business in Turkey	31.5	—	31.5
Serica acquisition	—	14.1	14.1
Samil acquisition contractual purchase price adjustment	1.7	—	1.7
Foreign exchange translation effects	2.7	(4.7)	(2.0)

Balance at September 30, 2010	$109.1	$1,934.5	$2,043.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Inventories

Components of inventories were:

	September 30, 2010	December 31, 2009
	(in millions)
Finished products	$141.4	$137.9
Work in process	35.6	34.9
Raw materials	42.6	41.1

Total	$219.6	$213.9

At September 30, 2010 and December 31, 2009, approximately $6.0 million and $5.6 million, respectively, of the Company’s finished goods medical device inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide.  The value and quantity at any one location are not significant.

Note 6: Long-Term Debt and Convertible Notes

On September 14, 2010, the Company issued its 3.375% Senior Notes due 2020 (2020 Notes) in a registered offering for an aggregate principal amount of $650.0 million.  The 2020 Notes, which were sold at 99.697% of par value with an effective interest rate of 3.41%, are unsecured and pay interest semi-annually at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption.  The aggregate outstanding principal amount of the 2020 Notes will be due and payable on September 15, 2020, unless earlier redeemed by the Company.  The original discount of approximately $2.0 million and the deferred debt issuance costs associated with the 2020 Notes are being amortized using the effective interest method over the stated term of 10 years.

In 2006, the Company issued its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) for an aggregate principal amount of $750.0 million.  The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum.  The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds.  As of September 30, 2010, the conversion criteria had not been met.  The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011.  Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company.  The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.  At September 30, 2010, the Company reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require the Company to redeem the 2026 Convertible Notes on April 1, 2011.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes.  As of September 30, 2010, the carrying value of the liability component is $636.0 million with an effective interest rate of 5.59%.  The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized.  When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.  The valuation allowance against deferred tax assets was $4.6 million as of September 30, 2010 and December 31, 2009, respectively.

The total amount of unrecognized tax benefits was $23.9 million and $39.3 million as of September 30, 2010 and December 31, 2009, respectively.  The decrease in unrecognized tax benefits at September 30, 2010 compared to December 31, 2009 is primarily attributable to income tax audits that were partially settled during the second quarter of 2010 with the U.S. Internal Revenue Service for tax years 2005 to 2006 for the Company and tax years 2003 to 2006 for the Company’s acquired subsidiary, Inamed.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $20.8 million and $35.5 million as of September 30, 2010 and December 31, 2009, respectively.  The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $8.0 million to $10.0 million due to the settlement of income tax audits in the United States and certain foreign jurisdictions.

The Company has disagreed with certain positions taken by the U.S. Internal Revenue Service in the audit cycles noted above and has entered into Appeals proceedings and Competent Authority negotiations with respect to those positions in order to seek resolution.  The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result.  In May 2010, the Company executed an Advance Pricing Agreement with the U.S. Internal Revenue Service for certain transfer pricing issues covering tax years 2007 through 2025.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $4.8 million and $11.1 million as of September 30, 2010 and December 31, 2009, respectively.  The decrease in the amount of accrued interest at September 30, 2010 compared to December 31, 2009 is primarily attributable to the partial settlement of income tax audits with the U.S. Internal Revenue Service and other changes to various unrecognized tax benefits.

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

The Company recorded total pre-tax charges of $609.9 million in the third quarter of 2010 in connection with the global settlement with the DOJ.  The Company is presently determining the tax treatment of the global settlement charges.  As such, the tax impact of such charges cannot be reasonably estimated at this time.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact compensation cost in the period in which the change in estimate occurs.

For the three and nine month periods ended September 30, 2010 and 2009, share-based compensation expense was as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Cost of sales	$1.1	$1.1	$3.3	$9.3
Selling, general and administrative	12.5	11.7	37.1	89.8
Research and development	4.5	4.1	13.0	34.2

Pre-tax share-based compensation expense	18.1	16.9	53.4	133.3
Income tax benefit	5.8	5.7	17.0	43.6

Net share-based compensation expense	$12.3	$11.2	$36.4	$89.7

Share-based compensation expense for the three month period ended September 30, 2009 includes $0.7 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, consisting of $0.5 million in SG&A expenses and $0.2 million in R&D expenses.  Share-based compensation expense for the nine month period ended September 30, 2009 includes $78.3 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, consisting of $5.0 million of cost of sales, $52.5 million in SG&A expenses and $20.8 million in R&D expenses.

As of September 30, 2010, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $151.3 million, which is expected to be recognized over the next 48 months (34 months on a weighted-average basis).  The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2010.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees.  In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and nine month periods ended September 30, 2010 and 2009, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Service cost	$5.1	$5.8	$0.5	$0.4
Interest cost	9.6	9.4	0.8	0.6
Expected return on plan assets	(11.4)	(10.7)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized net actuarial loss	2.5	3.1	0.3	—

Net periodic benefit cost	$5.8	$7.6	$1.5	$0.9

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Service cost	$15.2	$17.1	$1.6	$1.2
Interest cost	29.1	27.9	2.5	1.8
Expected return on plan assets	(34.5)	(32.0)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Recognized net actuarial loss	7.6	9.4	0.8	—

Net periodic benefit cost	$17.4	$22.4	$4.7	$2.8

In 2010, the Company expects to pay contributions of between $20.0 million and $30.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 10 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 and in Note 14 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  In October 2009, the Company filed a motion for summary judgment against plaintiff Spears, which the court denied in December 2009.  The trial related to plaintiff Spears began in January 2010.  In March 2010, the jury returned a verdict in the Company’s favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Spears filed a motion for a new trial which the court denied in May 2010.  In June 2010, the Company and plaintiff Spears entered into a settlement agreement under which the Company agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment.  In September 2010, the trial related to plaintiff Bryant began and the Company subsequently entered into a settlement agreement with plaintiff Bryant.  Trial dates have not been set for the remaining plaintiffs.

Government Investigations

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice (DOJ) for the Northern District of Georgia requesting the production of documents relating to the Company’s sales and marketing practices in connection with Botox®.  In December 2009, the DOJ for the Northern District of Georgia served the Company with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of the Company’s speaker bureau programs.  On September 1, 2010, the Company announced that it reached a resolution with the DOJ (DOJ Settlement) regarding the Company’s alleged sales and marketing practices in connection with certain therapeutic uses of Botox®.  In connection with the DOJ Settlement, the Company entered into a Federal Settlement Agreement (Settlement Agreement) with the DOJ for the Northern District of Georgia, the Office of Inspector General of the Department of Health and Human Services (OIG), the TRICARE Management Activity, the U.S. Office of Personnel Management, the U.S. Department of Veterans Affairs, and the Office of Workers’ Compensation Programs of the U.S. Department of Labor, and the relators in the qui tam actions identified in the Settlement Agreement, pursuant to which the Company agreed to plead guilty to a single misdemeanor “misbranding” charge covering the period from 2000 through 2005 and to pay the government $375 million, which includes a $350 million criminal fine and $25 million in forfeited assets.  In addition, the Company agreed to pay $225 million to resolve civil claims asserted by the DOJ under the civil False Claims Act.  As part of the DOJ Settlement, the Company has entered into a five-year Corporate Integrity Agreement with the OIG.  In October 2010, the U.S. District Court for the Northern District of Georgia accepted the Company’s Plea Agreement with

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the DOJ for the Northern District of Georgia.  The Company recorded total pre-tax charges of $609.9 million in the third quarter of 2010 in connection with the DOJ Settlement.  This amount includes estimated interest and certain attorneys’ fees that the Company is obligated to pay in connection with the global settlement.

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

Note 11: Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company.  The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates. As of September 30, 2010, the reserve for the contingent liability is $12.7 million and is included in “Other accrued expenses.”

In the third quarter of 2009, the Company entered into a co-promotion agreement with Quintiles Transnational Corp. (Quintiles), under which Quintiles co-promoted Sanctura XR®, Latisse® and Aczone®, generally targeting primary care physicians.  Due to significantly lower than anticipated performance under the agreement, the Company terminated this co-promotion agreement in the third quarter of 2010.  The Company estimates it will be required to pay between approximately $15.0 million and $25.0 million in costs in connection with the termination of the co-promotion agreement. In the third quarter of 2010, the Company established a reserve for this contingent liability within the range specified above, which is included in “Other accrued expenses.”

Note 12: Guarantees

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise.  The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining illegal personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct.  The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited.  However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid.  The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions, but makes no assurance that such amounts will not be paid in the future.  The Company currently believes the estimated fair value of these indemnification arrangements is minimal.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2010:

(in millions)
Balance at December 31, 2009	$29.4
Provision for warranties issued during the period	6.1
Settlements made during the period	(6.0)
Increases in warranty estimates	1.1

Balance at September 30, 2010	$30.6

Current portion	$6.6
Non-current portion	24.0

Total	$30.6

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions, except per share amounts)

Net (loss) earnings attributable to Allergan, Inc.	$(670.5)	$179.0	$(262.5)	$399.8

Weighted average number of shares outstanding	302.8	303.5	303.2	303.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	—	2.5	—	1.7

Diluted shares	302.8	306.0	303.2	305.4

(Loss) earnings per share attributable to Allergan, Inc. stockholders:
Basic	$(2.21)	$0.59	$(0.87)	$1.32

Diluted	$(2.21)	$0.58	$(0.87)	$1.31

For the three and nine month periods ended September 30, 2010, outstanding stock options to purchase 27.1 million and 27.9 million shares of common stock at exercise prices ranging from $28.36 to $65.63 per share, respectively, were not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, as a result, the impact would be anti-dilutive.  Additionally, for the three and nine month periods ended September 30, 2010, the effect of approximately 0.1 million common shares related to the Company’s 2026 Convertible Notes was not included in the computation of diluted earnings per share because the Company incurred a loss from operations and, as a result, the impact would be anti-dilutive.

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

Note 15: Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended
	September 30, 2010			September 30, 2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$62.5	$—	$62.5	$30.7	$—	$30.7
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Unrealized holding gain on available-for-sale securities	—	—	—	2.0	(0.8)	1.2

Other comprehensive income	$62.2	$0.1	62.3	$32.4	$(0.7)	31.7

Net (loss) earnings			(668.7)			179.2

Total comprehensive (loss) income			(606.4)			210.9
Comprehensive income attributable to noncontrolling interest			3.3			1.6

Comprehensive (loss) income attributable to Allergan, Inc.			$(609.7)			$209.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended
	September 30, 2010			September 30, 2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(1.5)	$—	$(1.5)	$44.7	$—	$44.7
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.0)	0.4	(0.6)	(1.0)	0.4	(0.6)
Unrealized holding gain on available-for-sale securities	—	—	—	2.9	(1.5)	1.4

Other comprehensive (loss) income	$(2.5)	$0.4	(2.1)	$46.6	$(1.1)	45.5

Net (loss) earnings			(258.2)			401.0

Total comprehensive (loss) income			(260.3)			446.5
Comprehensive income attributable to noncontrolling interest			4.9			2.6

Comprehensive (loss) income attributable to Allergan, Inc.			$(265.2)			$443.9

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

Interest Rate Risk Management

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets.  Changes in U.S. interest rates affect the interest earned on cash and equivalents and short-term investments and interest expense on debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value.  At September 30, 2010 and December 31, 2009, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $54.2 million and $30.4 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the three and nine month periods ended September 30, 2010, the Company recognized $3.8 million and $11.3 million, respectively, as a reduction of interest expense due to the differential to be received.  During the three and nine month periods ended September 30, 2009, the Company recognized $3.8 million and $10.5 million, respectively, as a reduction of interest expense due to the differential to be received.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes.  In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes.  During the three and nine month periods ended September 30, 2010 and 2009, the Company recognized $0.3 million and $1.0 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.  These amounts were reclassified from accumulated other comprehensive loss.  As of September 30, 2010, the remaining unrecognized gain of $7.2 million ($4.3 million, net of tax) is recorded as a component of accumulated other comprehensive loss.  The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2010 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro and Korean won.  Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations.  During the three and nine month periods ended September 30, 2010, the Company recognized realized gains on settled foreign currency option contracts of $4.0 million and $11.8 million, respectively, and net unrealized losses on open foreign currency option contracts of $15.2 million and $7.0 million, respectively.  During the three and nine month periods ended September 30, 2009, the Company recognized realized gains on settled foreign currency option contracts of $1.2 million and $10.6 million, respectively, and net unrealized losses on open foreign currency option contracts of $2.7 million and $17.2 million, respectively.  The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates.  The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of operations.  During the three and nine month periods ended September 30, 2010, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(1.0) million and $3.2

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively.  During the three and nine month periods ended September 30, 2009, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $4.8 million and $10.7 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets.”  At September 30, 2010 and December 31, 2009, foreign currency derivative assets associated with the foreign exchange option contracts of $12.0 million and $14.0 million, respectively, were included in “Other current assets.”  At September 30, 2010 and December 31, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.4 million and $1.0 million, respectively, were included in “Other current assets.”

At September 30, 2010 and December 31, 2009, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$38.7	$(1.5)	$86.7	$0.8
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.0	1.9	47.9	0.2
Foreign currency sold — put options	335.7	12.0	296.2	14.0

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2010 and December 31, 2009, and do not represent the amount of the Company’s exposure to market loss.  The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2010 and December 31, 2009.  The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At September 30, 2010 and December 31, 2009, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings.  The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments.  The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.  The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,603.3	$2,603.3	$1,947.1	$1,947.1
Short-term investments	499.3	499.3	—	—
Non-current non-marketable equity investments	5.1	5.1	5.1	5.1
Notes payable	18.5	18.5	18.1	18.1
Convertible notes	636.0	652.3	617.3	651.4
Long-term debt	1,546.0	1,701.5	874.0	926.3

In July 2009, the Company sold a non-marketable equity investment in connection with a third-party tender offer for the business underlying the equity investment and recognized a $25.3 million pre-tax gain.  During the three and nine month periods ended September 30, 2009, the Company recognized unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $2.0 million and $2.9 million, respectively, as a component of “Other comprehensive income (loss).”  The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables.  Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables.  This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion.  At September 30, 2010, no single customer represented more than 10% of trade receivables, net.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers.  To date, no claims have been made against the insurance policy.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2010, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include cash equivalents, short-term investments, foreign exchange derivatives and the $300.0 million notional amount interest rate swap.  These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,748.9	$—	$1,748.9	$—
Foreign time deposits	186.1	—	186.1	—
Other cash equivalents	1,073.0	—	1,073.0	—
Foreign exchange derivative assets	12.4	—	12.4	—
Interest rate swap derivative asset	54.2	—	54.2	—

	$3,074.6	$—	$3,074.6	$—

Liabilities
Interest rate swap derivative liability	$54.2	$—	$54.2	$—

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents.  Short-term investments consist of commercial paper.  Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments.  Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date.  The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date.  The Company believes the fair values assigned to its derivative instruments as of September 30, 2010 are based upon reasonable estimates and assumptions.

Note 18: Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices.  The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, retinal diseases and ocular surface disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products.  The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System; and facial aesthetics products.  The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

        The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, intangible asset impairment and related costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker.  Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities.  Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.  The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$989.3	$940.6	$2,909.8	$2,688.7
Medical devices	202.7	187.2	619.7	552.4

Total product net sales	1,192.0	1,127.8	3,529.5	3,241.1
Other corporate and indirect revenues	16.2	13.5	80.6	38.2

Total revenues	$1,208.2	$1,141.3	$3,610.1	$3,279.3

Operating income (loss):
Specialty pharmaceuticals	$377.5	$345.9	$1,076.0	$991.9
Medical devices	67.2	45.4	201.1	136.0

Total segments	444.7	391.3	1,277.1	1,127.9
General and administrative expenses, other indirect costs and other adjustments	131.4	120.1	318.2	375.8
Amortization of acquired intangible assets (a)	25.2	30.5	87.9	93.7
Legal settlement	609.9	—	609.9	—
Intangible asset impairment and related costs	369.1	—	369.1	—
Restructuring charges	0.1	4.2	0.8	47.3

Total operating (loss) income	$(691.0)	$236.5	$(108.8)	$611.1

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below.  The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific.  The U.S. information is presented separately as it is the Company’s headquarters country.  U.S. sales, including manufacturing operations, represented 62.6% and 64.9% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2010 and 2009, respectively, and 62.9% and 65.8% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2010 and 2009, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales.  Sales to Cardinal Health, Inc. for the three month periods ended September 30, 2010 and 2009 were 13.0% and 14.8%, respectively, of the Company’s total consolidated product net sales, and 13.1% and 13.3%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2010 and 2009.  Sales to McKesson Drug Company for the three month periods ended September 30, 2010 and 2009 were 12.8% and 13.9%, respectively, of the Company’s total consolidated product net sales, and 12.5% and 12.8%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2010 and 2009.  No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Long-lived assets are assigned to geographic regions based upon management responsibility for such items.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Net Sales by Product Line

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$568.8	$535.1	$1,658.6	$1,534.7
Botox®/Neuromodulators	341.7	327.8	1,033.2	961.9
Skin Care	61.4	62.9	171.3	143.5
Urologics	17.4	14.8	46.7	48.6

Total Specialty Pharmaceuticals	989.3	940.6	2,909.8	2,688.7

Medical Devices:
Breast Aesthetics	74.9	69.0	234.4	209.7
Obesity Intervention	59.3	64.5	182.4	190.6
Facial Aesthetics	68.5	53.7	202.9	152.1

Total Medical Devices	202.7	187.2	619.7	552.4

Total product net sales	$1,192.0	$1,127.8	$3,529.5	$3,241.1

Geographic Information

Product Net Sales

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
United States	$745.4	$730.8	$2,218.7	$2,130.6
Europe	223.6	209.1	683.2	624.0
Latin America	87.4	72.4	231.0	180.2
Asia Pacific	85.9	71.3	241.4	180.0
Other	49.2	43.0	153.5	122.8

	1,191.5	1,126.6	3,527.8	3,237.6
Manufacturing operations	0.5	1.2	1.7	3.5

Total product net sales	$1,192.0	$1,127.8	$3,529.5	$3,241.1

Long-Lived Assets
	September 30, 2010	December 31, 2009
	(in millions)
United States	$2,926.0	$3,255.4
Europe	264.2	234.6
Latin America	25.5	25.6
Asia Pacific	58.1	40.3
Other	3.7	4.2

	3,277.5	3,560.1
Manufacturing operations	393.7	421.6
General corporate	258.6	268.9

Total	$3,929.8	$4,250.6

The decrease in long-lived assets located in the United States at September 30, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, partially offset by the additions of intangible assets and goodwill related to the Serica acquisition completed in the first quarter of 2010 and developed technology related to an upfront licensing payment for an eye care product previously approved for marketing completed in the third quarter of 2010.  Intangible assets related to the acquisition of Botox® Cosmetic distribution rights in Japan and China completed in the first quarter of 2010 are reflected in the Asia Pacific balance above.  Intangible assets and goodwill associated with the purchase completed in the third quarter of 2010 of the Company’s distributor’s business related to the Company’s products in Turkey are reflected in the Europe balance above.

ALLERGAN, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and nine month periods ended September 30, 2010 and 2009, and our financial condition at September 30, 2010.  The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below.  The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2010 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables.  Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded.  The amounts reserved for cash discounts were $3.3 million at September 30, 2010 and December 31, 2009, respectively.  Provisions for cash discounts deducted from consolidated sales in the third quarter of 2010 and 2009 were $13.9 million and $13.2 million, respectively.  Provisions for cash discounts deducted from consolidated sales in the first nine months of 2010 and 2009 were $40.0 million and $36.2 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels.  Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers.  Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns.  The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2010 and December 31, 2009 were $46.2 million and $41.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets.  Provisions for sales returns deducted from consolidated sales were $91.4 million and $82.7 million in the third quarter of 2010 and 2009, respectively.  Provisions for sales returns deducted from consolidated sales were $283.2 million and $263.7 million in the first nine months of 2010 and 2009, respectively.  The increases in the amount of allowances for sales returns at September 30, 2010 compared to December 31, 2009 and the provisions for sales returns in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 are primarily due to increased sales returns related to breast implant products.  Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs.  Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations.  We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products.  Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets.  The amounts accrued for sales rebates and other incentive programs were $180.4 million and $158.6 million at September 30, 2010 and December 31, 2009, respectively.  Provisions for sales rebates and other incentive programs deducted from consolidated sales were $149.7 million and $123.3 million in the third quarter of 2010 and 2009, respectively.  Provisions for sales rebates and other incentive programs deducted from consolidated sales were $414.7 million and $328.9 million in the first nine months of 2010 and 2009, respectively.  The increases in the amounts accrued at September 30, 2010 compared to December 31, 2009 and the provisions for sales rebates and other incentive programs in the third quarter and the first nine months of 2010 compared to the third quarter and the first nine months of 2009 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products, an increase in the number of incentive programs offered, and additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation.  In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2010 and 2009, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 8.25% for 2010, which is the same rate used for 2009.  Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.85% and 6.03% for 2010 and 2009, respectively.  For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets.  Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run.  They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined.  For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities.  Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets.  The expected rate of return is applied to the market-related value of plan assets.  As a sensitivity measure, the effect of a 0.25%

decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2010 pre-tax pension benefit cost by approximately $1.5 million.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized.  When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.  Valuation allowances against deferred tax assets were $4.6 million at September 30, 2010 and December 31, 2009, respectively.  Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

We recorded total pre-tax charges of $609.9 million in the third quarter of 2010 in connection with the global settlement with the U.S. Department of Justice, or DOJ.  We are presently determining the tax treatment of the global settlement charges.  As such, the tax impact of such charges cannot be reasonably estimated at this time.  We currently expect to record the estimated tax impact in the fourth quarter of 2010.

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

On July 1, 2010, we completed a business combination agreement and effected a revised distribution agreement with our distributor in Turkey.  We paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of our products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million.  On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired.  On July 7, 2009, we acquired a 50.001% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company, or Samil, for approximately $14.8 million, net of cash acquired.  We accounted for these acquisitions as business combinations.  The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates.  The determination of estimated fair values requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates.  We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units.  Upon completion of the October 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value.  As of September 30, 2010, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable.  An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, or the Sanctura® Assets, which we acquired in connection with our 2007 acquisition of Esprit Pharma Holding Company, Inc., or Esprit, and certain subsequent licensing and commercialization transactions, had become impaired.  We determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the current carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payers.  As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes a charge of $343.2 million for the impairment of the Sanctura® intangible assets.

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

We discover, develop and commercialize specialty pharmaceutical, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.  We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases.  Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products.  At September 30, 2010, we employed approximately 9,200 persons around the world.  Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Operations

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices.  The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, retinal diseases and ocular surface disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products.  The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System; and facial aesthetics products.  We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2010	September 30, 2009
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$568.8	$535.1	$33.7	$38.1	$(4.4)	6.3%	7.1%	(0.8)%
Botox®/Neuromodulator	341.7	327.8	13.9	14.7	(0.8)	4.2%	4.5%	(0.3)%
Skin Care	61.4	62.9	(1.5)	(1.5)	—	(2.4)%	(2.4)%	— %
Urologics	17.4	14.8	2.6	2.6	—	17.6%	17.6%	— %

Total Specialty Pharmaceuticals	989.3	940.6	48.7	53.9	(5.2)	5.2%	5.7%	(0.5)%

Medical Devices:
Breast Aesthetics	74.9	69.0	5.9	7.1	(1.2)	8.6%	10.3%	(1.7)%
Obesity Intervention	59.3	64.5	(5.2)	(5.3)	0.1	(8.1)%	(8.2)%	0.1%
Facial Aesthetics	68.5	53.7	14.8	15.1	(0.3)	27.6%	28.1%	(0.5)%

Total Medical Devices	202.7	187.2	15.5	16.9	(1.4)	8.3%	9.0%	(0.7)%

Total product net sales	$1,192.0	$1,127.8	$64.2	$70.8	$(6.6)	5.7%	6.3%	(0.6)%

Domestic product net sales	62.6%	64.9%
International product net sales	37.4%	35.1%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$99.8	$104.9	$(5.1)	$(4.3)	$(0.8)	(4.9)%	(4.1)%	(0.8)%
Lumigan® Franchise	134.4	115.5	18.9	22.0	(3.1)	16.4%	19.1%	(2.7)%
Restasis®	158.9	128.5	30.4	30.3	0.1	23.7%	23.6%	0.1%
Sanctura® Franchise	17.4	14.7	2.7	2.7	—	18.0%	18.0%	— %
Latisse®	21.7	22.3	(0.6)	(0.7)	0.1	(2.9)%	(3.2)%	0.3%

	Nine months ended		Change in Product Net Sales			Percent Change in Product Net Sales
	September 30, 2010	September 30, 2009
			Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,658.6	$1,534.7	$123.9	$104.9	$19.0	8.1%	6.8%	1.3%
Botox®/Neuromodulator	1,033.2	961.9	71.3	54.0	17.3	7.4%	5.6%	1.8%
Skin Care	171.3	143.5	27.8	27.4	0.4	19.4%	19.1%	0.3%
Urologics	46.7	48.6	(1.9)	(1.9)	—	(3.9)%	(3.9)%	—%

Total Specialty Pharmaceuticals	2,909.8	2,688.7	221.1	184.4	36.7	8.2%	6.9%	1.3%

Medical Devices:
Breast Aesthetics	234.4	209.7	24.7	23.9	0.8	11.8%	11.4%	0.4%
Obesity Intervention	182.4	190.6	(8.2)	(11.6)	3.4	(4.3)%	(6.1)%	1.8%
Facial Aesthetics	202.9	152.1	50.8	46.8	4.0	33.4%	30.8%	2.6%

Total Medical Devices	619.7	552.4	67.3	59.1	8.2	12.2%	10.7%	1.5%

Total product net sales	$3,529.5	$3,241.1	$288.4	$243.5	$44.9	8.9%	7.5%	1.4%

Domestic product net sales	62.9%	65.8%
International product net sales	37.1%	34.2%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan™	$298.2	$311.8	$(13.6)	$(17.0)	$3.4	(4.4)%	(5.5)%	1.1%
Lumigan® Franchise	384.9	333.9	51.0	49.6	1.4	15.3%	14.9%	0.4%
Restasis®	445.6	359.6	86.0	85.2	0.8	23.9%	23.7%	0.2%
Sanctura® Franchise	46.7	48.6	(1.9)	(1.9)	—	(3.9)%	(3.9)%	—%
Latisse®	64.4	47.7	16.7	16.3	0.4	34.9%	34.2%	0.7%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $64.2 million in the third quarter of 2010 compared to the third quarter of 2009 due to an increase of $48.7 million in our specialty pharmaceuticals product net sales and an increase of $15.5 million in our medical devices product net sales.  The increase in specialty pharmaceuticals product net sales is due primarily to increases in product net sales of our eye care pharmaceuticals, Botox®, and urologics product lines, partially offset by a decrease in product net sales of our skin care product line.  The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

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

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system.  The PPACA includes provisions that we believe will have a significant impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, a future increase in the initial coverage limit for Medicare participants, future annual non-deductible fees on entities that manufacture or import branded prescription drugs offered for sale in the United States, and future excise taxes on the sales of medical devices in the United States.  In the first nine months of 2010, we recognized a reduction in product net sales of approximately $8.1 million for additional rebates related to the PPACA.  For the full fiscal year 2010, we expect a reduction in product net sales of approximately $12.0 million related to the PPACA. Based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales and operating expenses, resulting in a negative impact on our earnings on a pre-tax equivalent basis of approximately $70.0 million. In addition, incremental price reductions and rebate increases mandated by European governments, and the incremental costs of PPACA, will have an aggregate negative impact on our fiscal year 2011 earnings on a pre-tax equivalent basis of approximately $100.0 million.

Eye care pharmaceuticals sales increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan®, an increase in sales of Ganfort®, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan™, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in new product sales of Zymaxid™, our next-generation fluoroquinolone anti-infective indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, an increase in sales of Acuvail™, our next generation preservative-free, non-steroidal anti-inflammatory, which was launched in the third quarter of 2009, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, our older-generation fluoroquinolone Zymar® and our non-steroidal anti-inflammatory drugs Acular® and Acular LS®.

Aggregate product net sales for Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS® decreased approximately $48.7 million and $135.1 million in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to generic competition in the United States.  However, total product net sales for our Alphagan® franchise, which includes Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan®, and our products containing ketorolac, which includes Acular®, Acular LS® and Acuvail®, decreased approximately $32.2 million and $77.2 million in the aggregate in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009.  While we estimate that our product net sales will continue to be negatively impacted during the remainder of 2010 due to sales of generic formulations of Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS®, we expect that any such negative impact on product net sales will be partially offset by increased sales of Alphagan® P 0.1%, Combigan® and Acuvail®.  In addition, we expect a generic version of Zymar® to be launched in the United States in the fourth quarter of 2010.  While we estimate that our product net sales will be negatively impacted in the fourth quarter of 2010 due to sales of generic formulations of Zymar®, we expect that any such negative impact on product net sales will be partially offset by increased sales of Zymaxid™.  We do not believe that our liquidity will be materially impacted by generic competition during the remainder of 2010.

We increased prices on certain eye care pharmaceutical products in the United States in the fourth quarter of 2009 and in the first nine months of 2010.  Effective January 9, 2010, we increased the published U.S. list price for Combigan®, Alphagan® P 0.1% and Zymar® by five percent, Restasis® by four percent and Acular® and Acular LS® by three percent.  Effective April 3, 2010, we increased the published U.S. list price of Lumigan® by six percent.  Effective July 10, 2010, we increased the published U.S. list price of Alphagan® P 0.15% by eight percent and Acular®, Acular LS®, and Acuvail® by three percent.  These price increases had a positive net effect on our U.S. sales for the third quarter of 2010 compared to the third quarter of 2009, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate.  Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Total sales of Botox® increased in Latin America, Europe, Asia Pacific, and Canada in the third quarter of 2010 compared to the third quarter of 2009, partially offset by a slight decrease in sales in the United States.  International sales of Botox® for cosmetic use increased in all of our principal geographic markets outside of the United States and international sales of Botox® for therapeutic use increased in Latin America, Asia Pacific, and Canada in the third quarter of 2010 compared to the third quarter of 2009.  In the United States, sales of Botox® for cosmetic use experienced a small decrease in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the negative impact of a competitive product that was launched in the United States in June 2009, partially offset by an increase in U.S. sales of Botox® for therapeutic use in the third quarter of 2010 compared to the third quarter of 2009.  We believe our share in the worldwide neuromodulator market is currently approximately 80%.

Skin care sales decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, a decrease in sales of Aczone®, our topical dapsone treatment for acne vulgaris, partially offset by a small increase in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products.  Effective January 9, 2010, we increased the published U.S. list price for Aczone® by approximately ten to sixteen percent, depending on package size, and Tazorac® and Avage® by approximately ten percent.  In addition, effective June 5, 2010, we increased the published U.S. list prices of Aczone® by approximately an additional six percent and Tazorac® and Avage® by approximately an additional ten percent.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, increased in the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower provisions for sales rebates associated with managed care programs, partially offset by the negative sales impact from the launch of trospium chloride generics at the beginning of September 2010, impacting sales of Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder.  In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles began to promote Sanctura XR® to general practitioners in the United States.  In the third quarter of 2010, we terminated the co-promotion agreement with Quintiles due to lower than anticipated sales of Sanctura XR® in the general practitioner market.  We continue to focus our internal sales efforts on our second generation Sanctura XR® in the urology specialty market.  Effective January 9, 2010, we increased the published U.S. list price for Sanctura® by approximately nine percent.  Effective February 20, 2010, we increased the published U.S. list price for Sanctura XR® by six percent.  Effective July 10, 2010, we increased the published U.S. list price of Sanctura XR® by an additional three percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales.  At September 30, 2010, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in sales in the United States, Canada, Latin America and Asia, partially offset by a small decline in sales in Europe due to timing of shipments.  The increase in sales of breast aesthetics products in the United States was primarily due to higher unit volume and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products.  The overall increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in sales in the United States, partially offset by increases in sales in most markets in Europe, Latin America and Canada.  We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted in the third quarter of 2010 by general economic conditions given the substantial patient co-pays associated with these products and government spending restrictions.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to significant increases in sales in the United States and all of our other principal geographic markets.  We believe the increase in sales of facial aesthetic products was primarily due to the February 2010 launch of Juvéderm® XC with lidocaine in the United States and recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in other international markets, an expansion of the facial aesthetics market, and an increase in our share of the hyaluronic acid-based dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers.

Foreign currency changes decreased product net sales by $6.6 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the weakening of the euro compared to the U.S. dollar, partially offset by the strengthening of the Canadian dollar, Brazilian real and Australian dollar compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 2.3 percentage points to 62.6% in the third quarter of 2010 compared to U.S. sales of 64.9% in the third quarter of 2009, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, Botox®, obesity intervention and facial aesthetics product lines, partially offset by higher sales growth in the United States for our breast aesthetics product line and a small negative translation impact on our international sales.

The $288.4 million increase in product net sales in the first nine months of 2010 compared to the first nine months of 2009 was the combined result of an increase of $221.1 million in our specialty pharmaceuticals product net sales and an increase of $67.3 million in our medical devices product net sales.  The increase in specialty pharmaceuticals product net sales is due primarily to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a decrease in product net sales of our urologics product line.  The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

Eye care pharmaceuticals sales increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the same factors discussed above with respect to the increase in eye care pharmaceuticals sales for the third quarter of 2010.

Total sales of Botox® increased in all of our principal geographic markets in the first nine months of 2010 compared to the first nine months of 2009.  International sales of Botox® for cosmetic and therapeutic use increased in all of our principal geographic markets outside the United States in the first nine months of 2010 compared to the first nine months of 2009.  In the United States, sales of Botox® for therapeutic use increased in the first nine months of 2010 compared to the first nine months of 2009, partially offset by a small decrease in U.S. sales of Botox® for cosmetic use, primarily due to the negative impact of a competitive product that was launched in the United States in June 2009.

Skin care sales increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in sales of Latisse®, Aczone®, and an increase in total sales of Tazorac®, Zorac® and Avage®.

Urologics sales decreased in the first nine months of 2010 compared to the first nine months of 2009 due to the negative impact of trospium chloride generics on Sanctura®, higher provisions for sales rebates associated with managed care programs and higher provisions for sales returns related to our Sanctura® franchise products.

The increase in medical devices product net sales in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the third quarter of 2010.

Foreign currency changes increased product net sales by $44.9 million in the first nine months of 2010 compared to the first nine months of 2009, primarily due to the strengthening of the Canadian dollar, Brazilian real and Australian dollar compared to the U.S. dollar, partially offset by the weakening of the euro compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 2.9 percentage points to 62.9% in the first nine months of 2010 compared to U.S. sales of 65.8% in the first nine months of 2009, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, Botox®, and obesity intervention product lines, partially offset by an increase in sales of our skin care products, which are highly concentrated in the United States.  Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the first nine months of 2010 compared to the first nine months of 2009.

Other Revenues

Other revenues increased $2.7 million to $16.2 million in the third quarter of 2010 compared to $13.5 million in the third quarter of 2009.  The increase in other revenues is primarily related to an increase in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement and an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd. in Japan under a licensing agreement, partially offset by a decline in royalty and reimbursement income related to certain licensing and strategic support agreements with GlaxoSmithKline, or GSK, and a decline in other reimbursement income.

Other revenues increased $42.4 million to $80.6 million in the first nine months of 2010 compared to $38.2 million in the first nine months of 2009.  The increase in other revenues is primarily related to the same factors described above with respect to the increase in other revenues in the third quarter of 2010 and an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain.

Cost of Sales

Cost of sales decreased $12.5 million, or 6.6%, in the third quarter of 2010 to $177.7 million, or 14.9% of product net sales, compared to $190.2 million, or 16.9% of product net sales, in the third quarter of 2009.  Cost of sales in the third quarter of 2009 includes the rollout of $2.8 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility and a charge of $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Samil Allergan Ophthalmic Joint Venture Company, or Samil.  Excluding the effect of these charges, cost of sales decreased $8.9 million, or 4.8%, in the third quarter of 2010 compared to the third quarter of 2009.  This decrease in cost of sales, excluding the charges described above, primarily resulted from a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, primarily due to lower royalty expenses and manufacturing efficiencies, and for our breast aesthetics and facial aesthetics products, primarily due to manufacturing efficiencies and positive changes in product mix, partially offset by the 5.7% increase in product net sales.

Cost of sales decreased $27.1 million, or 4.8%, in the first nine months of 2010 to $539.2 million, or 15.3% of product net sales, compared to $566.3 million, or 17.5% of product net sales, in the first nine months of 2009.  Cost of sales in the first nine months of 2009 includes the rollout of $14.4 million of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility, a $5.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan, and a charge of $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Samil.  Excluding the effect of these charges, cost of sales decreased $6.9 million, or 1.3%, in the first nine months of 2010 compared to the first nine months of 2009.  This decrease in cost of sales, excluding the charges described above, primarily resulted from a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, primarily due to lower royalty expenses and manufacturing efficiencies, and for our breast aesthetics and facial aesthetics products, primarily due to manufacturing efficiencies and positive changes in product mix, and an overall decrease in provisions for inventory reserves, partially offset by the 8.9% increase in product net sales.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $19.8 million, or 4.0%, to $517.3 million, or 43.4% of product net sales, in the third quarter of 2010 compared to $497.5 million, or 44.1% of product net sales, in the third quarter of 2009.  SG&A expenses in the third quarter of 2010 include $3.0 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, and a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product.  SG&A expenses in the third quarter of 2009 include $8.4 million of costs associated with the DOJ investigation described above, a $0.5 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan, and an $18.0 million contribution to The Allergan Foundation.  Excluding the effect of these charges, SG&A expenses increased $0.1 million in the third quarter of 2010 compared to the third quarter of 2009.  The slight increase in SG&A expenses, excluding the charges described above, primarily relates to increases in selling, marketing, and general and administrative expenses, partially offset by a reduction in promotion expenses.  The increase in selling and marketing expenses in the third quarter of 2010 compared to the third quarter of 2009 principally relates to increased personnel and related incentive compensation costs that support the 5.7% increase in product net sales, additional costs related to the expansion of our sales forces in Asia, Poland and Turkey, and additional selling costs related to the agreement with Quintiles to promote Sanctura XR® to general practitioners in the United States.  The increase in general and administrative expenses is primarily due to an increase in legal expenses and incentive compensation costs.  The decrease in promotion expenses is primarily due to a decrease in direct-to-consumer advertising for Juvéderm® and Latisse®.

SG&A expenses increased $66.2 million, or 4.6%, to $1,490.1 million, or 42.2% of product net sales, in the first nine months of 2010 compared to $1,423.9 million, or 43.9% of product net sales, in the first nine months of 2009.  SG&A expenses in the first nine months of 2010 include $11.5 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, and a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product.  SG&A expenses in the first nine months of 2009 include a $52.5 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $23.6 million of costs associated with the DOJ investigation described above, and an $18.0 million contribution to The Allergan Foundation.  Excluding the effect of these charges, SG&A expenses increased $107.5 million, or 8.1%, in the first nine months of 2010 compared to the first nine months of 2009.  The increase in SG&A expenses, excluding the charges described above, primarily relates to increases in selling, marketing, and general and administrative expenses, partially offset by a slight decrease in promotion costs.  The increase in selling and marketing expenses in the first nine months of 2010 compared to the first nine months of 2009 principally relates to increased personnel and related incentive compensation costs that support the 8.9% increase in product net sales, additional costs related to the expansion of our sales forces in Asia, Poland and Turkey, and additional selling costs related to the agreement with Quintiles to promote Sanctura XR® to general practitioners in the United States.  The increase in general and administrative expenses is primarily due to an increase in legal expenses, incentive compensation costs, information systems and human resource administrative costs, and an increase in regional management costs related to our expansion of direct selling operations in Asia.

Research and Development

Research and development, or R&D, expenses increased $17.1 million, or 9.7%, to $194.0 million in the third quarter of 2010, or 16.3% of product net sales, compared to $176.9 million, or 15.7% of product net sales, in the third quarter of 2009.  R&D expenses for the third quarter of 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for treatment of diseases of the eye from Pieris AG, or Pieris, that has not yet achieved regulatory approval and a $0.2 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan.  Excluding the effect of these charges, R&D expenses increased $27.3 million, or 16.4%, in the third quarter of 2010 compared to the third quarter of 2009.  The increase in R&D expenses in dollars was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, Latisse® in international markets, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue regeneration technology acquired in the Serica acquisition and obesity intervention products, partially offset by a reduction in expenses related to the development of Ozurdex™ for retinal vein occlusion and the development of Botox® for the treatment of chronic migraine.

R&D expenses increased $83.7 million, or 16.1%, to $604.3 million in the first nine months of 2010, or 17.1% of product net sales, compared to $520.6 million, or 16.1% of product net sales, in the first nine months of 2009.  R&D expenses for the first nine months of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval.  R&D expenses in the first nine months of 2009 included a $20.8 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan and a charge of $10.0 million for an upfront payment for the in-licensing of technology for treatment of diseases of the eye from Pieris.  Excluding the effect of these charges, R&D expenses increased by $71.5 million, or 14.6%, to $561.3 million in the first nine months of 2010, or 15.9% of product net sales, compared to $489.8 million, or 15.1% of product net sales in the first nine months of 2009.  The increase in R&D expenses in dollars, excluding the charges described above, was primarily due to the same factors described above with respect to the increase in R&D expenses for the third quarter of 2010.  In addition, the increase in R&D expenses in the first nine months of 2010 compared to the first nine months of 2009 was partially offset by a decrease in spending for certain new technology discovery programs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $4.9 million to $31.1 million in the third quarter of 2010, or 2.6% of product net sales, compared to $36.0 million, or 3.2% of product net sales, in the third quarter of 2009.  The decrease in amortization expense in dollars is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, partially offset by an increase in the balance of intangible assets subject to amortization, including developed technology that we acquired in connection with our January 2010 acquisition of Serica, licensing assets related to Botox® Cosmetic distribution rights in Japan and China that we reacquired in the first quarter of 2010, other intangible assets that we acquired in connection with our July 2010 purchase of our distributor’s business related to our products in Turkey and an intangible asset related to an eye care pharmaceuticals product that we acquired in the fourth quarter of 2009 as part of a settlement of a manufacturing and distribution agreement.

Amortization of acquired intangible assets decreased $4.6 million to $105.5 million in the first nine months of 2010, or 3.0% of product net sales, compared to $110.1 million, or 3.4% of product net sales, in the first nine months of 2009.  The decrease in amortization expense in dollars is primarily due to the same factors described above with respect to the decrease in amortization of acquired intangible assets in the third quarter of 2010.  In addition, amortization of acquired intangible assets decreased due to a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, the majority of which became fully amortized at the end of the first quarter of 2009, partially offset by an increase in amortization expense associated with other intangible assets acquired in connection with our July 2009 acquisition of Samil.

Legal Settlement

In the third quarter of 2010, we recorded total pre-tax charges of $609.9 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®.  This amount includes a criminal fine of $350.0 million related to a single misdemeanor “misbranding” charge, $25.0 million in forfeited assets, a civil settlement of $225.0 million to resolve civil claims asserted by the DOJ, and estimated interest and certain attorneys’ fees that we are obligated to pay in connection with the global settlement, but excludes our ongoing administrative legal fees and other costs. The “misbranding” charge is known as a strict liability offense, and does not involve false or deceptive conduct.

Intangible Asset Impairment and Related Costs

In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, which we acquired in connection with our 2007 acquisition of Esprit and certain subsequent licensing and commercialization transactions, had become impaired.  As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes charges for impairing the intangible assets and a related prepaid royalty asset and estimated costs associated with the termination of a third-party agreement primarily related to the promotion of Sanctura XR® to general practitioners in the United States.

Restructuring Charges and Integration Costs

Restructuring charges in the third quarter of 2010 were $0.1 million.  Restructuring charges in the third quarter of 2009 were $4.2 million, consisting of $4.1 million related to the restructuring and phased closure of the Arklow facility and $0.1 million of other restructuring charges.

Restructuring charges in the first nine months of 2010 were $0.8 million.  Restructuring charges in the first nine months of 2009 were $47.3 million, consisting of $39.1 million related to the 2009 restructuring plan, $8.3 million related to the restructuring and phased closure of the Arklow facility and a $0.1 million other restructuring charge net reversal.

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

We began to record costs associated with the 2009 restructuring plan in the first quarter of 2009 and substantially completed all activities related to the restructuring plan in the second quarter of 2009.  The restructuring charges primarily consist of employee severance and other one-time termination benefits. During 2009, we recorded pre-tax restructuring charges of $42.2 million and recognized a total of $78.6 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.  During the nine month periods ended September 30, 2010 and 2009, we recorded pre-tax restructuring charges of $0.1 million and $39.1 million, respectively.  During the three month period ended September 30, 2009, we also recognized a total of $0.7 million related to employee stock option modifications, consisting of $0.5 million in SG&A expenses and $0.2 million in R&D expenses, and recognized $0.1 million of accelerated depreciation costs in SG&A expenses.  During the nine month period ended September 30, 2009, we recognized a total of $78.3 million related to employee stock option modifications, consisting of $5.0 million of cost of sales, $52.5 million in SG&A expenses and $20.8 million in R&D expenses, and recognized $2.3 million of asset write-offs and accelerated depreciation costs in SG&A expenses.

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

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009.  As of December 31, 2009, we had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million.  The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility.  During the nine month period ended September 30, 2010, we recorded a $0.3 million restructuring charge reversal.  We did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during the three and nine month periods ended September 30, 2010.  During the three and nine month periods ended September 30, 2009, we recorded $4.1 million and $8.3 million of pre-tax restructuring charges, respectively.  During the three and nine month periods ended September 30, 2009, we recognized $2.8 million and $14.4 million, respectively, of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production. During the nine month period ended September 30, 2009, we also recognized $0.1 million of R&D expenses related to one-time termination benefits.

Other Restructuring Activities and Integration Costs

Included in the nine month period ended September 30, 2010 are $0.8 million of restructuring charges primarily for employee severance related to our acquisition of Serica.  Included in the three and nine month periods ended September 30, 2010 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three month period ended September 30, 2010 are $0.4 million of transaction, integration and transition costs associated with the purchase of our distributor’s business related to our products in Turkey, consisting of $0.3 million in SG&A expenses and $0.1 million in R&D expenses.  Included in the nine month period ended September 30, 2010 are $1.0 million of transaction, integration and transition costs associated with the purchase of our distributor’s business related to our products in Turkey, consisting of $0.9 million in SG&A expenses and $0.1 million in R&D expenses.  Included in the nine month period ended September 30, 2010 are $0.4 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity, and $0.5 million of SG&A expenses related to integration and transaction costs associated with our acquisition of Serica.

Included in the nine month period ended September 30, 2009 is a $0.3 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008.  Included in the three and nine month periods ended September 30, 2009 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and nine month periods ended September 30, 2009 are $0.2 million and $0.4 million, respectively, of SG&A expenses related to transaction costs associated with our joint venture investment in Korea completed in July 2009.  Included in the nine month period ended September 30, 2009 are $0.4 million of SG&A expenses related to integration costs associated with our 2007 acquisition of Groupe Cornéal Laboratoires, or Cornéal.

Operating Income

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, intangible asset impairment and related costs, restructuring charges, in-process research and development expenses, amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker.  Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

For the third quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $81.1 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $3.0 million, a distributor termination fee of $33.0 million and related transaction, integration and transition costs of $0.4 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million, and other net indirect costs of $3.3 million.

For the third quarter of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $77.3 million, compensation expense from stock option modifications of $0.7 million and accelerated depreciation costs of $0.1 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $8.4 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $2.8 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs related to our joint venture investment in Korea of $0.2 million, and other net indirect costs of $1.8 million.

For the first nine months of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $247.2 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $11.5 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a distributor termination fee of $33.0 million and related transaction, integration and transition costs of $1.0 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, and other net indirect costs of $7.0 million.

For the first nine months of 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $219.1 million, compensation expense from stock option modifications of $78.3 million and asset impairments and accelerated depreciation costs of $2.3 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of approximately $23.6 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $14.5 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, a purchase accounting fair market value inventory adjustment of $0.8 million, integration and transition costs related to the Cornéal acquisition of $0.4 million and transaction costs related to our joint venture investment in Korea of $0.4 million, and other net indirect costs of $8.4 million.

The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2010 and 2009 and a reconciliation of our segments’ operating income to consolidated operating income (loss):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)		(in millions)
Operating income (loss):
Specialty pharmaceuticals	$377.5	$345.9	$1,076.0	$991.9
Medical devices	67.2	45.4	201.1	136.0

Total segments	444.7	391.3	1,277.1	1,127.9
General and administrative expenses, other indirect costs and other adjustments	131.4	120.1	318.2	375.8
Amortization of acquired intangible assets (a)	25.2	30.5	87.9	93.7
Legal settlement	609.9	—	609.9	—
Intangible asset impairment and related costs	369.1	—	369.1	—
Restructuring charges	0.1	4.2	0.8	47.3

Total operating (loss) income	$(691.0)	$236.5	$(108.8)	$611.1

(a)	Represents amortization of identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating loss in the third quarter of 2010 was $691.0 million, or (58.0)% of product net sales, compared to consolidated operating income of $236.5 million, or 21.0% of product net sales in the third quarter of 2009. The $927.5 million decrease in consolidated operating income was due to $609.9 million of legal settlement costs, $369.1 million of intangible asset impairment and related costs, a $19.8 million increase in SG&A expenses and a $17.1 million increase in R&D expenses, partially offset by a $64.2 million increase in product net sales, a $2.7 million increase in other revenues, a $12.5 million decrease in cost of sales, a $4.9 million decrease in amortization of acquired intangible assets and a $4.1 million decrease in restructuring charges.

Our specialty pharmaceuticals segment operating income in the third quarter of 2010 was $377.5 million, compared to operating income of $345.9 million in the third quarter of 2009.  The $31.6 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals and Botox® product lines, a decrease in cost of sales and lower promotion expenses, partially offset by an increase in selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the third quarter of 2010 was $67.2 million, compared to operating income of $45.4 million in the third quarter of 2009.  The $21.8 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines and a decrease in overall promotion and selling expenses, partially offset by an increase in marketing expenses and an increase in R&D expenses.

Our consolidated operating loss in the first nine months of 2010 was $108.8 million, or (3.1)% of product net sales, compared to consolidated operating income of $611.1 million, or 18.9% of product net sales in the first nine months of 2009.  The $719.9 million decrease in consolidated operating income was due to $609.9 million of legal settlement costs, $369.1 million of intangible asset impairment and related costs, a $66.2 million increase in SG&A expenses and an $83.7 million increase in R&D expenses, partially offset by a $288.4 million increase in product net sales, a $42.4 million increase in other revenues, a $27.1 million decrease in cost of sales, a $4.6 million decrease in amortization of acquired intangible assets and a $46.5 million decrease in restructuring charges.

Our specialty pharmaceuticals segment operating income in the first nine months of 2010 was $1,076.0 million, compared to operating income of $991.9 million in the first nine months of 2009.  The $84.1 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the first nine months of 2010 was $201.1 million, compared to operating income of $136.0 million in the first nine months of 2009.  The $65.1 million increase in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2010.

Non-Operating Income and Expense

Total net non-operating expense in the third quarter of 2010 was $36.7 million compared to total net non-operating expense of $4.2 million in the third quarter of 2009.  Interest income in the third quarter of 2010 was $1.6 million compared to interest income of $1.4 million in the third quarter of 2009.  Interest expense increased $2.6 million to $20.4 million in the third quarter of 2010 compared to $17.8 million in the third quarter of 2009.  Interest expense increased primarily due to the issuance of our 3.375% Senior Notes due 2020, or 2020 Notes, in September 2010 and an increase in accrued statutory interest expense related to amended U.S. income tax returns.  In the third quarter of 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments.  Other, net expense was $17.9 million in the third quarter of 2010, consisting primarily of a net unrealized loss on derivative instruments of $15.2 million and $3.4 million in net realized losses from foreign currency transactions.  Other, net expense was $12.4 million in the third quarter of 2009, consisting primarily of a net unrealized loss on derivative instruments of $2.7 million and $9.7 million in net realized losses from foreign currency transactions.

Total net non-operating expense in the first nine months of 2010 was $53.4 million compared to total net non-operating expense of $58.4 million in the first nine months of 2009.  Interest income in the first nine months of 2010 was $4.1 million compared to interest income of $5.6 million in the first nine months of 2009.  The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 0.6 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $993.0 million in the first nine months of 2010 compared to the first nine months of 2009.  Interest expense decreased $4.8 million to $50.9 million in the first nine months of 2010 compared to $55.7 million in the first nine months of 2009.  Interest expense decreased approximately $6.2 million primarily due to the reversal of previously accrued statutory interest expense resulting from a change in estimate in the first nine months of 2010 in accrued interest expense related to uncertain tax positions, compared to a charge for statutory interest expense in the first nine months of 2009.  This decrease in interest expense was partially offset by an increase in interest expense associated with the 2020 Notes issued in September 2010.  In the first nine months of 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments.  Other, net expense was $6.6 million in the first nine months of 2010, consisting primarily of a net unrealized loss on derivative instruments of $7.0 million and $0.6 million in net realized losses from foreign currency transactions.  Other, net expense was $32.9 million in the first nine months of 2009, consisting primarily of a net unrealized loss on derivative instruments of $17.2 million, a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $10.4 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the third quarter of 2010 was 8.1%.  Included in our operating loss for the third quarter of 2010 are total pre-tax charges of $609.9 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge for the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, and restructuring charges of $0.1 million.  In the third quarter of 2010, we recorded income tax benefits of $140.6 million related to the impairment of the Sanctura® Assets and related costs and $2.8 million related to the termination of a distributor agreement in Turkey.  We did not record any tax benefits associated with the global settlement with the DOJ because we are presently determining the tax treatment and are unable to determine a reasonable estimate at this time.  Excluding the impact of the net pre-tax charges of $1,012.1 million and the net income tax benefits of $143.4 million for the items discussed above, our adjusted effective tax rate for the third quarter of 2010 was 29.7%.  We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain discrete items that are not included as part of our core business activities.  This allows stockholders to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the third quarter of 2010 is summarized below:

(in millions)
Loss before income taxes, as reported	$(727.7)
Settlement with the DOJ related to U.S. sales and marketing practices for Botox®	609.9
Impairment of the Sanctura® Assets and related costs	369.1
Termination of a distributor agreement in Turkey	33.0
Restructuring charges	0.1

$284.4

Income tax benefit, as reported	$(59.0)
Income tax benefit for:
Impairment of the Sanctura® Assets and related costs	140.6
Termination of a distributor agreement in Turkey	2.8

$84.4

Adjusted effective tax rate	29.7%

Our effective tax rate for the first nine months of 2010 was 59.2%.  Included in our operating loss for the first nine months of 2010 are total pre-tax charges of $609.9 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.8 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company.  In the first nine months of 2010, we recorded income tax benefits of $140.6 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.8 million related to the upfront payment for technology that has not achieved regulatory approval and $0.4 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income.  Excluding the impact of the net pre-tax charges of $1,019.8 million and the net income tax benefits of $145.9 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2010 was 28.2%.

The calculation of our adjusted effective tax rate for the first nine months of 2010 is summarized below:

(in millions)
Loss before income taxes, as reported	$(162.2)
Settlement with the DOJ related to U.S. sales and marketing practices for Botox®	609.9
Impairment of the Sanctura® Assets and related costs	369.1
Termination of a distributor agreement in Turkey	33.0
Upfront payment for technology that has not achieved regulatory approval	43.0
Restructuring charges	0.8
Upfront license fee income	(36.0)

$857.6

Provision for income taxes, as reported	$96.0
Income tax benefit (provision) for:
Impairment of the Sanctura® Assets and related costs	140.6
Termination of a distributor agreement in Turkey	2.8
Upfront payment for technology that has not achieved regulatory approval	15.8
Restructuring charges	0.4
Upfront license fee income	(13.7)

$241.9

Adjusted effective tax rate	28.2%

Our effective tax rate for the third quarter and first nine months of 2009 was 22.9% and 27.4%, respectively, our effective tax rate for the year ended December 31, 2009 was 26.5%, and our adjusted effective tax rate for the year ended December 31, 2009 was 26.3%.  Included in our operating income for the year ended December 31, 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and an $18.0 million contribution to The Allergan Foundation.  For the year ended December 31, 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes.  We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation.  Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008.  Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefit of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%.

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

The increase in the adjusted effective tax rate to 28.2% in the first nine months of 2010 compared to the adjusted effective tax rate for the year ended December 31, 2009 of 26.3% is primarily due to the expiration in 2010 of the U.S. federal research and development tax credit and an increase in the mix of earnings in higher tax rate jurisdictions.

The higher adjusted effective tax rate of 29.7% in the third quarter of 2010 compared to adjusted effective tax rate of 28.2% for the first nine months of 2010 is primarily due to certain discrete tax adjustments related to prior periods.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.8 million and $0.2 million in the third quarters of 2010 and 2009, respectively.

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $4.3 million and $1.2 million in the first nine months of 2010 and 2009, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net loss attributable to Allergan, Inc. in the third quarter of 2010 was $670.5 million compared to net earnings attributable to Allergan, Inc. of $179.0 million in the third quarter of 2009.  The $849.5 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $927.5 million, the increase in net non-operating expense of $32.5 million and the increase in net earnings attributable to noncontrolling interest of $1.6 million, partially offset by the decrease in the provision for income taxes of $112.1 million.

Our net loss attributable to Allergan, Inc. in the first nine months of 2010 was $262.5 million compared to net earnings attributable to Allergan, Inc. of $399.8 million in the first nine months of 2009.  The $662.3 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $719.9 million and the increase in net earnings attributable to noncontrolling interest of $3.1 million, partially offset by the decrease in net non-operating expense of $5.0 million and the decrease in the provision for income taxes of $55.7 million.

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

Historically, we have generated cash from operations in excess of working capital requirements.  The net cash provided by operating activities for the first nine months of 2010 was $820.9 million compared to $791.5 million for the first nine months of 2009.  Cash flow from operating activities increased in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of an increase in cash from earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accrued expenses and income taxes, partially offset by a net increase in cash required to fund changes in inventories, other current assets, accounts payable and other liabilities.  We did not make any pension contributions to our U.S. defined benefit pension plan in the first nine months of 2010 and 2009.  In the third quarter of 2010, we recorded total pre-tax charges of $609.9 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®.  We paid substantially all of the global settlement costs in October 2010, and currently expect to pay the remaining balance by the end of 2010.

Net cash used in investing activities was $649.8 million in the first nine months of 2010 compared to $45.5 million in the first nine months of 2009.  In the first nine months of 2010, we purchased $499.3 million of short-term investments and paid $69.8 million, net of cash acquired, for the acquisition of Serica and the purchase of our distributor’s business related to our products in Turkey, and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil.  Additionally, we invested $50.3 million in new facilities and equipment and $10.2 million in capitalized software and paid $18.5 million for intangible assets related to the reacquisition of Botox® Cosmetic distribution rights in Japan and China.  In the first nine months of 2009, we received $27.9 million from the sale of equity investments and $11.6 million related to contractual purchase price adjustments to our 2007 acquisitions of Cornéal and Esprit Pharma Holding Company, Inc.  During the first nine months of 2009, we paid $12.8 million, net of cash acquired, to acquire our joint venture investment in Korea.  Additionally, we invested $50.1 million in new facilities and equipment and $22.1 million in capitalized software.  In the first nine months of 2009, we purchased an office building contiguous to our main facility in Irvine, California for approximately $20.7 million.  We assumed a mortgage of $20.0 million and paid $0.7 million in cash.  We currently expect to invest between $100.0 million and $120.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2010.

Net cash provided by financing activities was $490.0 million in the first nine months of 2010 compared to net cash used in financing activities $164.6 million in the first nine months of 2009.  On September 14, 2010, we issued our 2020 Notes in a registered offering for an aggregate principal amount of $650.0 million and received proceeds of $648.0 million, net of original discount.  Additionally, in the first nine months of 2010, we received $90.6 million from the sale of stock to employees and $4.7 million in excess tax benefits from share-based compensation.  These amounts were partially reduced by the repurchase of approximately 3.2 million shares of our common stock for $198.9 million, net repayments of notes payable of $3.0 million, a cash payment of $6.0 million for offering fees related to the issuance of the 2020 Notes and $45.4 million in dividends paid to stockholders.  In the first nine months of 2009, we repurchased approximately 1.3 million shares of our common stock for $66.6 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $45.5 million in dividends.  This use of cash was partially offset by $10.3 million in net borrowings of notes payable, $32.6 million received from the sale of stock to employees and $2.9 million in excess tax benefits from share-based compensation.

Effective October 22, 2010, our Board of Directors declared a cash dividend of $0.05 per share, payable December 1, 2010 to stockholders of record on November 10, 2010.

We maintain an evergreen stock repurchase program.  Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans.  Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time.  At September 30, 2010, we held approximately 4.0 million treasury shares under this program.  Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program.  The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

The 2020 Notes, which were sold at 99.697% of par value with an effective interest rate of 3.41%, are unsecured and pay interest semi-annually at a rate of 3.375% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption.  The aggregate outstanding principal amount of the 2020 Notes will be due and payable on September 15, 2020, unless earlier redeemed by us.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes.  In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value.  If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount.  We are permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011.  Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us.  The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders.  At September 30, 2010, we reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require us to redeem the 2026 Convertible Notes on April 1, 2011.

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

At September 30, 2010, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities.  Our committed long-term credit facility expires in May 2012.  The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted.  The committed long-term credit facility allows for borrowings of up to $800.0 million.  The commercial paper program also provides for up to $600.0 million in borrowings.  Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios.  Certain covenants also limit subsidiary debt.  We believe we were in compliance with these covenants at September 30, 2010.  At September 30, 2010, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $18.5 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.  We may from time to time seek to retire or purchase our outstanding debt.

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

On July 1, 2010, we terminated our existing distributor agreement in Turkey and completed the purchase from our distributor of all licenses, registrations and other assets related to the selling of our products in Turkey.  In conjunction with the termination of the existing distributor agreement, we paid $33.0 million, including a termination fee and related taxes.  In addition, we paid $6.1 million in conjunction with the purchase of the commercial assets and will also be required to pay contingent consideration based on specified percentage of revenue over the next five years.  The currently estimated fair value of the contingent consideration is $36.7 million.

In September 2010, we acquired from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V., Beerse and Johnson & Johnson Vision Care Inc. the global license to manufacture and commercialize alcaftadine 0.25%, a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis.  In conjunction with the license agreement for this product that was approved in July 2010 for marketing in the United States under the brand name Lastacaft™ (alcaftadine ophthalmic solution), we made an upfront payment of $23.0 million in October 2010.  The terms of the agreement also require us to make potential future regulatory milestone payments of up to $12.0 million, as well as future royalty payments.

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

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service, including the potential redemption or conversion of our 2026 Convertible Notes, and other cash needs over the next year.

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

Interest Rate Risk

Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets.  Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge.  The investment in the derivative and the related long-term debt are recorded at fair value.  At September 30, 2010 and December 31, 2009, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $54.2 million and $30.4 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the three and nine month periods ended September 30, 2010, we recognized $3.8 million and $11.3 million, respectively, as a reduction of interest expense due to the differential to be received.  During the three and nine month periods ended September 30, 2009, we recognized $3.8 million and $10.5 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes.  In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes.  As of September 30, 2010, the remaining unrecognized gain, net of tax, of $4.3 million is recorded as a component of accumulated other comprehensive loss.

At September 30, 2010, we had approximately $18.5 million of variable rate debt.  If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.2 million.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.  Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,324.6	$424.3	$—	$—	$—	$—	$1,748.9	$1,748.9
Weighted Average Interest Rate	0.21%	0.32%	—	—	—	—	0.24%
Foreign Time Deposits	186.1	—	—	—	—	—	186.1	186.1
Weighted Average Interest Rate	0.41%	—	—	—	—	—	0.41%
Other Cash Equivalents	1,073.0	—	—	—	—	—	1,073.0	1,073.0
Weighted Average Interest Rate	0.25%	—	—	—	—	—	0.25%
Total Cash Equivalents and Short-Term Investments	$2,583.7	$424.3	$—	$—	$—	$—	$3,008.0	$3,008.0
Weighted Average Interest Rate	0.24%	0.32%	—	—	—	—	0.25%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$636.0	$25.0	$—	$—	$1,466.8	$2,127.8	$2,299.6
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	4.74%	5.02%
Other Variable Rate (non-US$)	18.5	—	—	—	—	—	18.5	18.5
Weighted Average Interest Rate	6.62%	—	—	—	—	—	6.62%
Total Debt Obligations (a)	$18.5	$636.0	$25.0	$—	$—	$1,466.8	$2,146.3	$2,318.1
Weighted Average Interest Rate	6.62%	5.59%	7.47%	—	—	4.74%	5.04%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$54.2
Average Pay Rate	—	—	—	—	—	0.66%	0.66%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at September 30, 2010 include debt obligations of $2,146.3 million and the interest rate swap fair value adjustment of $54.2 million.

	December 31, 2009
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$574.6	$—	$—	$—	$—	$—	$574.6	$574.6
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	156.9	—	—	—	—	—	156.9	156.9
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,108.6	—	—	—	—	—	1,108.6	1,108.6
Weighted Average Interest Rate	0.31%	—	—	—	—	—	0.31%
Total Cash Equivalents	$1,840.1	$—	$—	$—	$—	$—	$1,840.1	$1,840.1
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$617.3	$25.0	$—	$—	$818.6	$1,460.9	$1,547.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	18.1	—	—	—	—	—	18.1	18.1
Weighted Average Interest Rate	2.59%	—	—	—	—	—	2.59%
Total Debt Obligations (a)	$18.1	$617.3	$25.0	$—	$—	$818.6	$1,479.0	$1,565.4
Weighted Average Interest Rate	2.59%	5.59%	7.47%	—	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$30.4
Average Pay Rate	—	—	—	—	—	0.62%	0.62%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at December 31, 2009 include debt obligations of $1,479.0 million and the interest rate swap fair value adjustment of $30.4 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2010 and December 31, 2009.  The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	September 30, 2010		December 31, 2009
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$12.1	1.30	$53.5	1.45
Japanese yen	3.5	85.40	1.0	89.19
Australian dollar	18.5	0.92	11.7	0.90
New Zealand dollar	1.8	0.72	0.7	0.72
Poland zloty	2.8	3.06	—	—
Swiss franc	—	—	19.8	1.04

	$38.7		$86.7

Estimated fair value	$(1.5)		$0.8

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$—	—	$4.3	1398.00
Euro	39.0	1.30	43.6	1.45

	$39.0		$47.9

Estimated fair value	$1.9		$0.2

Foreign currency sold — put options:
Canadian dollar	$75.6	1.05	$59.1	1.05
Mexican peso	4.7	13.64	16.7	13.40
Australian dollar	53.1	0.87	41.0	0.89
Brazilian real	36.7	1.94	29.7	1.85
Euro	162.4	1.37	138.7	1.49
Korean won	3.2	1177.00	11.0	1172.94

	$335.7		$296.2

Estimated fair value	$12.0		$14.0

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, the end of the quarterly period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of September 30, 2010, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends the discussion set forth under Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 and Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc., et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 12, 2010 trial date for both cases.  In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint.  In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials.  In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute.  In March 2010, the court granted Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic’s motion for judgment on the pleadings.  In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC, under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them.  In May 2010, pursuant to a stipulation filed by the plaintiffs and all defendants against whom there are currently claims pending in the two consolidated actions, the court entered an order stating that a final judgment will be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal without further delay to the U.S. Court of Appeals for the Federal Circuit, and further stating that all U.S. District Court proceedings in both consolidated actions will be stayed pending completion of our appeal of the dismissal of our unfair competition claim.  In May 2010, we filed a notice of appeal with the court of appeals.  In August 2010, we filed a motion for summary reversal or, in the alternative, for expedited treatment with the court of appeals and defendants filed an opposition to our motion.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  In October 2009, we filed a motion for summary judgment against plaintiff Spears, which the court denied in December 2009.  The trial related to plaintiff Spears began in January 2010.  In March 2010, the jury returned a verdict in our favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Spears filed a motion for a new trial which the court denied in May 2010.  In June 2010, we and plaintiff Spears entered into a settlement agreement under which we agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment.  In September 2010, the trial related to plaintiff Bryant began and we subsequently entered into a settlement agreement with plaintiff Bryant.  Trial dates have not been set for the remaining plaintiffs.

Zymar® Patent Litigation

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, Inc., or Apotex, indicating that Apotex had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, or the ‘045 patent, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex, Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘045 patent. In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. A three-day bench trial was conducted in January 2010. In March and April 2010, the parties filed their post-trial briefs. In June 2010, the court ruled that Apotex’s proposed generic version of Zymar® infringes claims 1-3, 6, 7 and 9 of the ‘045 patent and that claims 1-3 and 6-9 are invalid as obvious. The court further ruled that Apotex failed to prove that claims 6 and 7 are invalid for lack of enablement and that Apotex failed to prove that the ‘045 patent is unenforceable for inequitable conduct. In June 2010, we, Senju and Kyorin filed a motion for a new trial or, alternatively, to amend judgment and findings regarding claim 7. In July 2010, Apotex filed an answer to our motion and we filed a reply to Apotex’s answer to our motion. In November 2010, the court dismissed our motion for a new trial without prejudice to renew and opened the record of the litigation so that additional evidence may be submitted.

In August 2010, we filed a complaint entitled “Allergan, et al. & Kyorin Pharmaceutical Co., LTD v. Apotex, Inc., et al.” in the Federal Court for Ottawa, Ontario, Canada.  The complaint alleges that Apotex’s product infringes Canadian Patent No. 1,340,316 covering Zymar®.

Combigan® Patent Litigation

In February 2009 and in April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co. Inc., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution.  In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz product and by the proposed Hi-Tech product.  We filed complaints against Sandoz and Hi-Tech in the U.S. District Court for the Eastern District of Texas in April 2009 and June 2009, respectively, alleging, in each case, that the defendant’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976.  In June 2009, Sandoz filed a motion to dismiss and we filed a response to this motion in July 2009.  In July 2009, Hi-Tech filed a motion to dismiss and we filed a response to this motion in September 2009.  In August 2009, Sandoz withdrew its motion to dismiss.  In October 2009, Hi-Tech filed a reply to our response.  In October 2009, we filed a motion to consolidate the Hi-Tech action and the Sandoz action and the court granted our motion to consolidate the two actions.  In November 2009, Hi-Tech withdrew its motion to dismiss.

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

In October 2009 and November 2009, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®.  In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463 listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products.  In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,323,463.  Sandoz filed an answer and counterclaims to our amended complaint in November 2009 and Hi-Tech filed an answer and counterclaims in December 2009.  We filed an answer to Sandoz’s counterclaims in December 2009 and an answer to Hi-Tech’s counterclaims in January 2010.  In January 2010, the Hi-Tech action and the Sandoz action were consolidated with the Alcon action.

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

In May 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex, indicating that Apotex had filed an ANDA seeking approval of a generic version of Combigan®.  In the certification, Apotex contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Apotex product.  In June 2010, we filed a complaint against Apotex in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges that Apotex’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258.  In June 2010, we filed an amended complaint.  In July 2010, Apotex filed an answer and counterclaims to our first amended complaint.  In August 2010, we filed an answer to Apotex’s counterclaims.  In September 2010, the Hi-Tech action, the Sandoz action and the Alcon action were consolidated with the Apotex action.

In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Laboratories, Inc., Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., or Watson, indicating that Watson had filed an ANDA seeking approval of a generic version of Combigan®.  In the certification, Watson contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Watson product.  In September 2010, we filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges that Watson’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258.

In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347).  In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product.  In February 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764.  In February 2010, we received a Notice of Allegation letter from Sandoz Canada, indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®.  In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product.  In March 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent No. 2,357,014.  In May 2010, Sandoz Canada filed two motions to strike the application regarding Canadian Patent No. 2,225,626.  In June 2010, the court denied Sandoz Canada’s first motion to strike.  In August 2010, we entered into an agreement to discontinue our notice of application relating to Canadian Patent No. 2,357,014, in exchange for Sandoz Canada’s withdrawing its pending motion to strike the application regarding Canadian Patent No. 2,225,626.

In August 2010, we received a Notice of Allegation letter from Apotex Canada Inc., or Apotex Canada, indicating that Apotex Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347).  In the letter, Apotex Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626, 2,357,014 and 2,440,764 are invalid and/or not infringed by the proposed Apotex Canada product.  In September 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Apotex Canada’s proposed product infringes Canadian Patent Nos. 2,225,626, 2,357,014 and 2,440,764.

Sanctura XR® Patent Litigation

In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from

Watson, through its subsidiary Watson Laboratories, Inc. – Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Watson contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Watson product.  In July 2009, we, Endo Pharmaceuticals Solutions, Inc., or Endo, and Supernus Pharmaceuticals, Inc., or Supernus, filed a complaint against Watson, Watson Laboratories, Inc. – Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware.  The complaint alleges that Watson’s proposed product infringes U.S. Patent No. 7,410,978.  In August 2009, Watson filed an answer and counterclaims to our complaint.  In September 2009, we filed an answer to Watson’s counterclaims.  In July 2010, Watson filed an amended and supplemental answer and counterclaims to our complaint.  In August 2010, we filed an answer to Watson’s counterclaims.  In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®.  In their certification, Watson contends that U.S. Patent Nos. 7,759,359 and 7,763,635 listed in the Orange Book under Sanctura XR® , are invalid and/or not infringed by the proposed Watson product.  In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®.  In their certification, Watson contends that U.S. Patent Nos. 7,781,448 and 7,781,449 listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Watson product.  In October 2010, we, Endo and Supernus filed a complaint against Watson for patent infringement to assert U.S. Patent Nos. 7,781,448 and 7,781,449. In October 2010, Watson filed an answer and counterclaims in response to the complaint.

In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Sandoz contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid, unenforceable, and/or not infringed by the proposed Sandoz product.  In November 2009, we, Endo and Supernus filed a complaint against Sandoz in the U.S. District Court for the District of Delaware.  The complaint alleges that Sandoz’s proposed product infringes U.S. Patent No. 7,410,978.  In January 2010, Sandoz filed an answer and counterclaims to our complaint.  In February 2010, we filed an answer to Sandoz’s counterclaims.  In March 2010, the court consolidated the Watson and Sandoz actions and scheduled a trial date for May 2, 2011.

In April 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock Laboratories, Inc., or Paddock, indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In the certification, Paddock contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Paddock product.  In June 2010, we, Endo and Supernus filed a complaint against Paddock in the U.S. District Court for the District of Delaware.  The complaint alleges that Paddock’s proposed product infringes U.S. Patent No. 7,410,978.  In July 2010, Paddock filed an answer and counterclaims to our complaint.  In July 2010, we filed a motion for leave to file an amended complaint, which Paddock did not oppose.  In August 2010, we filed an answer to Paddock’s counterclaims.  In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®.  In their certification, Paddock contends that U.S. Patent Nos. 7,759,359 and 7,763,635 listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product.  In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®.  In their certification, Paddock contends that U.S. Patent Nos. 7,781,448 and 7,781,449 listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product.  In September 2010, the court consolidated the Watson action and the Sandoz action with the Paddock action.  In October 2010, we, Endo and Supernus filed a complaint against Paddock for patent infringement to assert U.S. Patent Nos. 7,781,448 and 7,781,449. In October 2010 and November 2010, Paddock filed answers and counterclaims in response to the complaints.

Latisse® Patent Litigation

In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution.  In the certification, Apotex contends that U.S. Patent Nos. 7,351,404 and 7,388,029, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Apotex product.  In September 2010, we and Duke University filed a complaint against Apotex in the U.S. District Court for the Middle District of North Carolina.  The complaint alleges that Apotex’s proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029 and 6,403,649.

Declaratory Relief Action

In October 2009, we filed a declaratory relief action in the U.S. District Court for the District of Columbia against the United States of America, the FDA, Dr. Margaret Hamburg, Commissioner of the FDA, and Kathleen Sebelius, Secretary of

the U.S. Department of Health and Human Services, seeking a ruling that would allow us to share truthful, non-misleading information with the medical community to assist physicians in evaluating the risks and benefits of Botox® for off-label therapeutic uses.  The court had previously scheduled an April 26, 2010 hearing date, but in April 2010 vacated the hearing date.  As part of the DOJ Settlement described immediately below under “Government Investigations,” we dismissed the declaratory relief action with prejudice.

Government Investigations

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, or DOJ, for the Northern District of Georgia requesting the production of documents relating to our sales and marketing practices in connection with Botox®.  In December 2009, the DOJ for the Northern District of Georgia served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs.  On September 1, 2010, we announced that we reached a resolution with the DOJ, or the DOJ Settlement, regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®.  In connection with the DOJ Settlement, we entered into a Federal Settlement Agreement, or Settlement Agreement, with the DOJ for the Northern District of Georgia, the Office of Inspector General of the Department of Health and Human Services, or the OIG, the TRICARE Management Activity, the U.S. Office of Personnel Management, the U.S. Department of Veterans Affairs, and the Office of Workers’ Compensation Programs of the U.S. Department of Labor, and the relators in the qui tam actions identified in the Settlement Agreement, pursuant to which we agreed to plead guilty to a single misdemeanor “misbranding” charge covering the period from 2000 through 2005 and to pay the government $375 million, which includes a $350 million criminal fine and $25 million in forfeited assets.  In addition, we agreed to pay $225 million to resolve civil claims asserted by the DOJ under the civil False Claims Act.  As part of the DOJ Settlement, we have entered into a five-year Corporate Integrity Agreement with the OIG.  In October 2010, the U.S. District Court for the Northern District of Georgia accepted our Plea Agreement with the DOJ for the Northern District of Georgia.

Stockholder Derivative Litigation

In September 2010, Louisiana Municipal Police Employees’ Retirement System filed a stockholder derivative complaint against our current Board of Directors, or Board, which includes David E.I. Pyott, Herbert W. Boyer, Ph.D., Gavin S. Herbert, Leonard D. Schaeffer, Michael R. Gallagher, Stephen J. Ryan, M.D., Russell T. Ray, Trevor M. Jones, Ph.D., Robert A. Ingram, Louis J. Lavigne, Jr., Deborah Dunsire, M.D. and Dawn Hudson, and Allergan, Inc. in the Court of Chancery of the State of Delaware.  The complaint makes allegations of breaches of fiduciary duties relating to our alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the DOJ Settlement to the defendants.  In October 2010, the plaintiff filed an amended complaint and we and the individual defendants filed motions to dismiss.

In September 2010, Daniel Himmel filed a stockholder derivative complaint against our Board, Handel E. Evans, Ronald M. Cresswell, Louis T. Rosso, Karen R. Osar, Anthony H. Wild and Allergan, Inc. in the U.S. District Court for the Central District of California.  The complaint makes allegations of violations of federal securities laws, breaches of fiduciary duties, waste of corporate assets and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees and costs.

In September 2010, Willa Rosenbloom filed a stockholder derivative complaint against our Board and Allergan, Inc. in the U.S. District Court for the Central District of California.  The complaint makes allegations of violations of federal securities law, breaches of fiduciary duties and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees and costs.

In September 2010, Pompano Beach Police & Firefighters’ Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against our Board and Allergan, Inc. in the U.S. District Court for the Central District of California.  The complaint makes allegations of violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees and costs.  In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which the court granted in October 2010.  In November 2010, the plaintiffs filed their consolidated complaint.

In October 2010, Julie Rosenberg filed a stockholder derivative complaint against our Board and Allergan, Inc. in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations of breaches of fiduciary duties and seeks, among other things, damages and attorneys’ fees and costs.

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

Item 1A. Risk Factors

The following supplements and amends the risk factors set forth under Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties and related litigation.

The federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs.  This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand.  Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes.  A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

Sanctions under these federal and state laws may include civil monetary penalties, mandatory compliance programs, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.  Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  For example, we and several other pharmaceutical companies are currently subject to suits by governmental entities in several jurisdictions, including Erie, Oswego and Schenectady Counties in New York and in Alabama alleging that we and these other companies, through promotional, discounting and pricing practices, reported false and inflated average wholesale prices or wholesale acquisition costs and failed to report best prices as required by federal and state rebate statutes, resulting in the plaintiffs overpaying for certain medications.  If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.

We remain subject to government investigations and related subpoenas.  Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations.  The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions.  The costs of responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, or DOJ, for the Northern District of Georgia requesting the production of documents relating to our sales and marketing practices in connection with certain therapeutic uses of Botox®.  In December 2009, the U.S. Attorney, DOJ for the Northern District of Georgia served us with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of our speaker bureau programs.  In September 2009, we received service of process of an Investigative Demand from the DOJ for the State of Oregon requesting the production of documents relating to our sales and marketing practices in connection with Aczone®.

On September 1, 2010, we announced that we reached a resolution with the DOJ, or the DOJ Settlement, regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®.  As part of the DOJ Settlement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services.  Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.  See Item I of Part II of this report, “Legal Proceedings,” for additional information concerning government investigations and the DOJ Settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the third fiscal quarter of 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2010 to July 31, 2010	401,700	$62.30	401,700	14,306,594
August 1, 2010 to August 31, 2010	327,600	63.03	327,600	14,417,014
September 1, 2010 to September 30, 2010	270,700	64.55	270,700	14,398,547

Total	1,000,000	$63.15	1,000,000	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2010, we held approximately 4.0 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on April 30, 2010 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2010)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.2	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.3	Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.4	Form of 1.50% Convertible Senior Note due 2026 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.5	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.6	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.7	Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

4.8	Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 14, 2010)

4.9	Supplemental Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 14, 2010)

4.10	Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 14, 2010)

10.1	Form of Director and Executive Officer Indemnity Agreement† (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or before December 4, 2006)†† (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.3	Amended and Restated Form of Allergan, Inc. Change in Control Agreement (applicable to certain employees hired on or after December 4, 2006)††† (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.4	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

Exhibit No.	Description
10.5	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.6	Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.7	Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.9	Allergan, Inc. Deferred Directors’ Fee Program, amended and restated as of July 30, 2007 (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 28, 2007)

10.10	Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.11	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.12	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.13	Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (as amended and restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14	Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.15	First Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.16	Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.17	First Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.17 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.18	Second Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2009)

10.19	Third Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.20	Fourth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008) (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

10.21	Fifth Amendment to Allergan, Inc. Savings and Investment Plan (Restated 2008)

10.22	Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.23	First Amendment to Allergan, Inc. Pension Plan (Restated 2008) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2009)

Exhibit No.	Description
10.24	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.25	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.26	Allergan, Inc. 2010 Executive Bonus Plan Performance Objectives (incorporated by reference to Exhibit 10.25 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.27	Allergan, Inc. 2010 Management Bonus Plan (incorporated by reference to Exhibit 10.26 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.28	Allergan, Inc. Executive Deferred Compensation Plan (2009 Restatement) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.29	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.30	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.31	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.32	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.33	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.34	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.35	Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.36	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.37	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.38	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.39	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.40	Distribution Agreement, dated as of March 4, 1994, among Allergan, Inc. and Merrill Lynch & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 1993)

Exhibit No.	Description
10.41	Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.42	First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.43	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.44	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein, relating to the $750,000,000 1.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.45	Purchase Agreement, dated as of April 6, 2006, among Allergan, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on April 12, 2006)

10.46	Stock Sale and Purchase Agreement, dated as of October 31, 2006, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 2, 2006)

10.47	First Amendment to Stock Sale and Purchase Agreement, dated as of February 19, 2007, among Allergan, Inc., Allergan Holdings France, SAS, Waldemar Kita, the European Pre-Floatation Fund II and the other minority stockholders of Groupe Cornéal Laboratoires and its subsidiaries (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.48	Agreement and Plan of Merger, dated as of December 20, 2005, among Allergan, Inc., Banner Acquisition, Inc. and Inamed Corporation (incorporated by reference to Exhibit 99.2 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2005)

10.49	Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.50	Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.51	Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.52	Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.53	Transfer Agent Services Agreement, dated as of October 7, 2005, between Allergan, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.57 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.54	Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.55	Amendment No. 1 to Botox® — China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.56	Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.57	Amendment No. 1 to Botox® — Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.58	Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.59	Botox® Global Strategic Support Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.54** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.60	China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.61	Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.62	Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C** to the Agreement and Plan of Merger, dated as of September 18, 2007, among Allergan, Inc., Esmeralde Acquisition, Inc., Esprit Pharma Holding Company, Inc. and the Escrow Participants’ Representative at Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K/A filed on September 24, 2007)

10.63	First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.64	License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.65	First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.66	License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010)

10.67	Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2010)

10.68	Settlement Agreement, dated as of August 31, 2010, among the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, the United States Office of Personnel Management, the United States Department of Veteran Affairs, and Office of Workers’ Compensation Programs of the United States Department of Labor, the relators identified therein; and Allergan, Inc. and Allergan USA, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010)

Exhibit No.	Description
10.69	Corporate Integrity Agreement, dated as of August 30, 2010, between the Office of Inspector General of the Department of Health and Human Services and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010)

10.70	Plea Agreement, dated as of October 5, 2010, between the United States Attorney’s Office for the Northern District of Georgia as counsel for the United States, and Allergan, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101	The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

**	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment

†	All current directors and executive officers of Allergan, Inc. have entered into the Indemnity Agreement with Allergan, Inc.

††	Certain vice president level employees, including executive officers, of Allergan, Inc., hired on or before December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement

†††	Certain vice president level employees of Allergan, Inc., hired on or after December 4, 2006, are eligible to be party to this Amended and Restated Allergan, Inc. Change in Control Agreement