Form 10-K
period 2010-12-31
ALLERGAN INC
filed 2011-03-01
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

(714) 246-4500

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17,638 million based on the closing sale price as reported on the New York Stock Exchange.

Common stock outstanding as of February 22, 2011 — 307,511,888 shares (including 1,834,765 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2011, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

i

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21 of the Securities Exchange Act of 1934, as amended. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part I of this report below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

Item 1.	Business

General Overview of our Business

We are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics, medical devices and over-the-counter products that enable people to live life to its greatest potential — to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, biologics, medical device and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. Our diversified business model includes products for which patients may be eligible for reimbursement and cash pay products that consumers pay for directly. Based on internal information and assumptions, we estimate that in fiscal year 2010, approximately 71% of our net product sales were derived from reimbursable products and 29% of our net product sales were derived from cash pay products.

We are a pioneer in specialty pharmaceutical, biologic and medical device research and development, with global efforts targeting products and technologies related to eye care, skin care, neuromodulators, medical aesthetics, obesity intervention, urology and neurology. In 2010, our research and development expenditures were approximately 16.7% of our product net sales or approximately $804.6 million. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.

We were founded in 1950 and incorporated in Delaware in 1977. Our principal executive offices are located at 2525 Dupont Drive, Irvine, California, 92612, and our telephone number at that location is (714) 246-4500. Our Internet website address is www.allergan.com. Our Internet website address is not intended to function as a hyperlink and the information available at our website address is not incorporated by reference into this Annual Report on Form 10-K. We make our periodic and current reports, together with amendments to these reports, available on our Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. The SEC maintains an Internet website at www.sec.gov that contains the reports, proxy and information statements and other information that we file electronically with the SEC.

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

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,262.0	$2,100.6	$2,009.1
Botox®/Neuromodulator	1,419.4	1,309.6	1,310.9
Skin Care	229.5	208.0	113.7
Urologics	62.5	65.6	68.6

Total Specialty Pharmaceuticals Segment Product Net Sales	$3,973.4	$3,683.8	$3,502.3

Specialty Pharmaceuticals Segment Product Net Sales
Domestic	63.6%	66.5%	65.2%
International	36.4%	33.5%	34.8%

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$319.1	$287.5	$310.0
Obesity Intervention	243.3	258.2	296.0
Facial Aesthetics	283.8	218.1	231.4

Total Medical Devices Segment Product Net Sales	$846.2	$763.8	$837.4

Medical Devices Segment Product Net Sales
Domestic	57.9%	60.5%	62.0%
International	42.1%	39.5%	38.0%

Specialty Pharmaceuticals Segment Operating Income (1)	$1,501.9	$1,370.8	$1,220.1
Medical Devices Segment Operating Income (1)	284.7	189.2	222.0

Consolidated Long-Lived Assets
Domestic	$3,222.4	$3,678.3	$3,785.4
International	688.1	572.3	549.4

(1)

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, intangible asset impairment and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

See Note 17, “Business Segment Information,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for further information concerning our foreign and domestic operations.

Specialty Pharmaceuticals Segment

Eye Care Pharmaceuticals Product Line

We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including chronic dry eye, glaucoma, inflammation, infection, allergy and retinal disease.

Chronic Dry Eye

Restasis® (cyclosporine ophthalmic emulsion) 0.05% is the first, and currently the only, prescription therapy for the treatment of chronic dry eye worldwide. Restasis® is our best selling eye care product. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases such as Sjögren’s syndrome and rheumatoid arthritis. Until the approval of Restasis®, physicians used lubricating tears to provide palliative relief of the debilitating symptoms of chronic dry eye. We launched Restasis® in the United States in 2003 under a license from Novartis AG for the ophthalmic use of cyclosporine. During the third quarter of 2010, Health Canada approved Restasis® for the treatment of moderate to moderately severe aqueous deficient dry eye disease. Restasis® is currently approved in 41 countries.

Our over-the-counter artificial tears products, including the Refresh® and Refresh® Optive™ brands, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. Refresh®, launched in 1986, includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. According to IMS Health Incorporated, an independent marketing research firm, our artificial tears products, including the Refresh® and Refresh® Optive™ brands, were again the number one selling artificial tears products worldwide for the first nine months of 2010.

Glaucoma

The largest segment of the market for ophthalmic prescription drugs is for the treatment of glaucoma, a sight-threatening disease typically characterized by elevated intraocular pressure leading to optic nerve damage. Glaucoma is currently the world’s second leading cause of blindness, and we estimate that over 70 million people worldwide have glaucoma. According to IMS Health Incorporated, our products for the treatment of glaucoma, including Lumigan® (bimatoprost ophthalmic solution) 0.03%, Lumigan® 0.01%, Ganfort™ (bimatoprost/timolol maleate ophthalmic solution), Alphagan® (brimonidine tartrate ophthalmic solution) 0.2%, or Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5%, captured approximately 26.2% of worldwide market sales in their product categories for first nine months of 2010.

Lumigan® 0.03% and Lumigan® 0.01% are topical treatments indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% is an improved reformulation of Lumigan® 0.03%. We currently sell Lumigan® 0.01% and Lumigan® 0.03% in the United States and over 75 countries worldwide and, together, they are our second best selling eye care products. According to IMS Health Incorporated, Lumigan® 0.01% and Lumigan® 0.03% were amongst the best selling glaucoma products in the world for the first nine months of 2010. In 2002, the European Commission approved Lumigan®

0.03%. In 2004, the European Union’s Committee for Proprietary Medicinal Products approved Lumigan® 0.03% as a first-line therapy for the reduction of elevated intraocular pressure in chronic open-angle glaucoma and ocular hypertension. In 2006, the U.S. Food and Drug Administration, or the FDA, approved Lumigan® 0.03% as a first-line therapy. We are party to an exclusive licensing agreement with Senju Pharmaceutical Co., Ltd., or Senju, under which Senju became responsible for the development and commercialization of Lumigan® 0.03% in Japan. In 2009, Senju received approval of Lumigan® 0.03% in Japan. Also in 2009, Lumigan® 0.01% was approved by Health Canada. In the first quarter of 2010, the European Commission granted a Marketing Authorization for Lumigan® 0.01% in the European Union member states. During the third quarter of 2010, the FDA approved Lumigan® 0.01% as a first-line therapy indicated for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In 2006, we received a license from the European Commission to market Ganfort™ in the European Union. Ganfort™ is now sold in over 37 countries outside the United States. Combined sales of Lumigan® 0.03%, Lumigan® 0.01% and Ganfort™ represented approximately 11%, 10% and 10% of our total consolidated product net sales in 2010, 2009 and 2008, respectively.

Our third best selling eye care products are the ophthalmic solutions Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1%. These products lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.15% and Alphagan® P 0.1% are improved reformulations of Alphagan® containing brimonidine, the active ingredient in Alphagan®, preserved with Purite®. We currently market Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% in over 70 countries worldwide. In 2002, based on the acceptance of Alphagan® P 0.15%, we discontinued the U.S. distribution of Alphagan®. We are party to an exclusive licensing agreement with Senju, under which Senju is responsible for the development and commercialization of Alphagan® and Alphagan® P 0.15% in Japan. The marketing exclusivity period for Alphagan® P 0.1% expired in 2008 and Alphagan® P 0.15 % now faces generic competition in the United States, although we have a number of patents covering the Alphagan® P 0.1% and Alphagan® P 0.15% technology that extend to 2022 in the United States. In 2003, the FDA approved the first generic of Alphagan®. Additionally, a generic form of Alphagan® is sold in a limited number of other countries, including Canada, Mexico, India, Brazil, Colombia, Argentina and in the European Union.

We also developed the ophthalmic solution Combigan®, a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication and are considered appropriate candidates for combination therapy. In 2005, we received positive opinions for Combigan® from 20 concerned member states included in the Combigan® Mutual Recognition Procedure for the European Union, and we launched Combigan® in the European Union during 2006. In 2007, the FDA approved Combigan® and we launched Combigan® in the United States. Combigan® is now sold in 67 countries worldwide. Combined sales of Alphagan®, Alphagan® P 0.15% and Alphagan® P 0.1% and Combigan® represented approximately 8%, 9% and 9% of our total consolidated product net sales in 2010, 2009 and 2008, respectively.

Inflammation

Our ophthalmic anti-inflammatory product Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45%, an advanced unit-dose preservative-free formulation of ketorolac for the treatment of pain and inflammation following cataract surgery, was approved by the FDA in 2009. Our ophthalmic anti-inflammatory product Acular LS® (ketorolac ophthalmic solution) 0.4% is a version of Acular® that has been reformulated for the reduction of ocular pain, burning and stinging following corneal refractive surgery. Acular® PF was the first preservative-free topical non-steroidal anti-inflammatory drug in the United States. Acular® PF is indicated for the reduction of ocular pain and photophobia following incisional refractive surgery. In 2009, the FDA approved seven Abbreviated New Drug Applications, or ANDAs, for ketorolac tromethamine ophthalmic solution 0.5%, a generic version of Acular® and Acular LS®. Acular® and Acular LS® now face generic competition. Our ophthalmic anti-inflammatory product Pred Forte® remains a leading topical steroid worldwide based on 2010 sales. Pred Forte® has no patent protection or marketing exclusivity and faces generic competition.

Infection

Our leading anti-infective is Zymar® (gatifloxacin ophthalmic solution) 0.3%, which we license from Kyorin Pharmaceutical Co., Ltd. and have worldwide ophthalmic commercial rights excluding Japan, Korea, Taiwan and certain other countries in Asia and Europe. We launched Zymar® in the United States in 2003. Zymar® is a fourth-generation fluoroquinolone for the treatment of bacterial conjunctivitis and is currently approved in 33 countries. Laboratory studies have shown that Zymar® kills the most common bacteria that cause eye infections as well as specific resistant bacteria. During the second quarter of 2010, we received FDA approval of Zymaxid® (gatifloxacin ophthalmic solution) 0.5%, our next-generation anti-infective product indicated for the treatment of bacterial conjunctivitis. In February 2011, we announced the discontinuation of Zymar® due to strong physician acceptance of Zymaxid® with its increased concentration.

Allergy

The allergy market is, by its nature, a seasonal market, peaking during the spring months. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat® is used for the prevention of itching associated with allergic conjunctivitis. We launched Elestat® in Europe under the brand names Relestat® and Purivist® during 2004, and Inspire Pharmaceuticals, Inc., or Inspire, our marketing partner in the United States, launched Elestat® during 2004. Elestat® (together with sales under its brand names Relestat® and Purivist®) is currently approved in 49 countries. In the third quarter of 2010, we acquired from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V., Beerse and Johnson & Johnson Vision Care Inc., or, collectively, Vistakon, the global license to manufacture and commercialize alcaftadine 0.25%, a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. Alcaftadine is FDA-approved in the United States under the brand name Lastacaft™ (alcaftadine ophthalmic solution) and was commercialized in January 2011.

Retinal Disease

Ozurdex® is a novel bioerodable formulation of dexamethasone in our proprietary Novadur™ sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. In 2009, the FDA approved Ozurdex® (dexamethasone intravitreal implant) 0.7 mg, as the first drug therapy indicated for the treatment of macular edema associated with branch retinal vein occlusion or central retinal vein occlusion. We launched Ozurdex® in the United States in 2009. In the third quarter of 2010, the European Medicines Agency granted marketing authorization for Ozurdex® in the 27 member states of the European Union, making Ozurdex® the first licensed treatment in Europe for macular edema in patients with retinal vein occlusion. Also in the third quarter of 2010, the FDA approved Ozurdex® for the treatment of non-infectious ocular inflammation, or uveitis, affecting the posterior segment of the eye.

Neuromodulator

Botox®

Our neuromodulator product, Botox® (onabotulinumtoxinA), has a long-established safety profile and has been approved by the FDA for more than 20 years to treat a variety of therapeutic conditions, as well as for aesthetic use since 2002. In 2010, therapeutic uses accounted for approximately 51% and aesthetic uses for approximately 49% of total sales. With more than 2,000 publications on Botox® and Botox® Cosmetic in scientific and medical journals, results of approximately 50 randomized, placebo-controlled clinical trials involving more than 11,000 patients, Botox® is a widely researched medicine with more than 100 potential therapeutic and aesthetic uses reported in the medical literature. Over 18 million treatment sessions have been recorded with Botox® and Botox® Cosmetic in the United States alone over the past 16 years (1994-2009). Marketed as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista® depending on the indication and country of approval, the product is currently approved in approximately 80 countries for up to 21 unique indications. In 2009, following the approval of a competitor product, Dysport™ in the United States, we adopted a Risk Evaluation and Mitigation Strategies program, or REMS, including a boxed warning about the potential spread of botulinum toxins from the site of injection and the lack of interchangeability among botulinum toxin products. Sales of Botox® represented approximately 29%, 29% and 30% of our total consolidated product net sales in 2010, 2009 and 2008, respectively. Botox® has been primarily used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms as well as upper limb spasticity. In the fourth quarter of 2010, the FDA approved Botox® for the prophylactic treatment of headaches in adults with chronic migraine. The approved therapeutic indications for Botox® in the United States are as follows:

•	blepharospasm, the uncontrollable contraction of the eyelid muscles which can force the eye closed and result in functional blindness;

•	strabismus, or misalignment of the eyes, in people 12 years of age and over;

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck in adults, along with associated neck pain;

•	severe primary axillary hyperhidrosis (underarm sweating) that is inadequately managed with topical agents;

•	the treatment of increased muscle stiffness in the elbow, wrist and fingers in adults with upper limb spasticity; and

•	the prophylactic (preventative) treatment of headaches in adults with chronic migraine.

In many countries outside of the United States, Botox® is approved for treating hemifacial spasm, spasticity associated with pediatric cerebral palsy and upper limb spasticity in post-stroke patients. We are currently in development for Botox® in the United States and Europe for new indications, including lower limb spasticity, neurogenic overactive bladder, idiopathic overactive bladder and benign prostatic hyperplasia. In the third quarter of 2010, we received approval for Botox® for the prophylactic treatment of headaches in adults with chronic migraine in the United Kingdom. In 2009, we submitted regulatory files for the use of Botox® to treat chronic migraine in France, Switzerland and Canada and are currently seeking approval in the European Union. In the fourth quarter of 2010, we filed a supplemental Biologics License Application, or sBLA, with the FDA for the use of Botox® in the treatment of urinary incontinence due to neurogenic detrusor overactivity resulting from neurogenic bladder and we are currently seeking approval in the European Union and Canada. In 2010, we completed enrollment in our Phase III clinical trials for the use of Botox® to treat idiopathic overactive bladder. In 2005, we initiated Phase II clinical trials outside the United States for the use of Botox® to treat benign prostatic hyperplasia. In 2009, we filed an Investigational New Drug Application with the FDA relating to the use of Botox® to treat benign prostatic hyperplasia.

Botox® Cosmetic

The FDA approved Botox® Cosmetic in 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Referred to as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®, depending on the country of approval, this product is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, more than 60 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®. In Australia, New Zealand, Canada and certain countries in East Asia and Latin America, we have regulatory approvals for upper facial lines, including crow’s feet. Since we have launched Botox® Cosmetic, we have conducted comprehensive direct-to-consumer marketing campaigns in the United States. We continue to sponsor aesthetic specialty physician training in approved countries to further expand the base of qualified physicians using Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®.

        In 2005, we entered into a long-term arrangement with GlaxoSmithKline, or GSK, under which GSK agreed to develop and promote Botox® in Japan and China and we agreed to co-promote GSK’s products Imitrex STATdose System® (sumatriptan succinate) and Amerge® (naratriptan hydrochloride) in the United States until the third quarter of 2010. In the first quarter of 2010, we reacquired the rights from GSK to develop and sell Botox® in Japan and China for all current and future cosmetic indications. GSK retains the rights granted under the long-term arrangement to develop and sell Botox® in Japan and China for all current and future therapeutic indications. In 2009, Botox® was approved in Japan for the additional indications of glabellar lines and equinus foot due to lower limb spasticity in juvenile cerebral palsy patients and was launched in Japan for these indications with the glabellar lines indication marketed as Botox Vista®. Botox® was also approved for the treatment of glabellar lines in China in 2009. In the fourth quarter of 2010, we received approval of Botox® in Japan for the treatment of upper and lower limb spasticity.

Skin Care Product Lines

Our skin care product lines focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada.

Acne/Psoriasis

Aczone® (dapsone) gel 5% is approved for sale in both the United States and Canada and is indicated for the treatment of acne vulgaris in patients age 12 and older. Aczone® contains the first new FDA-approved chemical entity (dapsone) for acne treatment since Tazorac® (tazarotene) gel was approved in 1997. We launched Aczone® in the United States in 2008. In February 2011, we outlicensed our Canadian rights to Aczone® to Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals, Inc.

Tazorac® (tazarotene) gel is approved for sale in the United States for the treatment of acne and plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the treatment of psoriasis. We have also engaged Pierre Fabre Dermatologie as our promotion partner for Zorac® (tazarotene) in certain parts of Europe, the Middle East and Africa. In 2007, we entered into a strategic collaboration agreement with Stiefel Laboratories, Inc., which was acquired by GSK in 2009, to develop and market new products involving tazarotene for dermatological use worldwide.

Topical Aesthetic Skin Care

Avage® (tazarotene) cream is indicated for the treatment of facial fine wrinkling, mottled hypo- and hyperpigmentation, or blotchy skin discoloration, and benign facial lentigines, or flat patches of skin discoloration, in patients using a comprehensive skin care and sunlight avoidance program. We launched Avage® in the United States in 2003.

We develop and market glycolic acid-based skin care products. We market our M.D. Forte® line of alpha hydroxy acid products to physicians in the United States.

Prevage® MD, containing 1% idebenone, which we launched in 2005, is a clinically tested antioxidant designed to reduce the appearance of fine lines and wrinkles, as well as provide protection against environmental factors, including sun damage, air pollution and cigarette smoke. We market Prevage® MD to physicians in the United States.

Vivité® is an advanced anti-aging skin care line that uses proprietary GLX Technology™, creating a highly specialized blend of glycolic acid and natural antioxidants. We market our Vivité® line of skin care products to physicians in the United States. We launched Vivité® in 2007.

Eyelash Growth

Latisse® (bimatoprost ophthalmic solution) 0.03%, is the first, and currently the only, FDA-approved prescription treatment of insufficient or inadequate eyelashes. The FDA approved Latisse® in 2008 and we launched Latisse® in the United States in 2009. Latisse® is a once-daily prescription treatment applied to the base of the upper eyelashes with a sterile, single-use-per-eye disposable applicator. Patients using Latisse® typically experience noticeable eyelash growth in eight to 16 weeks. Continued treatment with Latisse® is required to maintain its effect. Latisse® is also approved for sale in Canada and certain markets in Latin America and Asia Pacific.

Urologics

Following our 2007 acquisition of Esprit Pharma Holdings Company, Inc., or Esprit, we began marketing Sanctura®, a twice-a-day anticholinergic approved for the treatment of over-active bladder, or OAB. The FDA approved Sanctura XR®, a once-daily anticholinergic for the treatment of OAB in 2007 and we launched Sanctura XR® in 2008. Sanctura XR® is well tolerated by patients and has demonstrated improvements in certain adverse side effects common in existing OAB treatments, including dry mouth. We obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus Pharmaceuticals, Inc., which has since been acquired by Endo Pharmaceuticals, or Endo. We pay royalties to Endo based upon our sales of Sanctura® and Sanctura XR® and assumed Esprit’s obligations to pay certain other third-party royalties, also based upon sales of Sanctura® and Sanctura XR®. In 2008, we entered into a license agreement with Indevus and Madaus GmbH, which grants us the right to seek approval for and to commercialize Sanctura XR® in Canada. In the first quarter of 2010, Health Canada approved Sanctura XR®. We promote Sanctura XR® to the urology specialty channel using our existing sales force in the United States. Sanctura® began facing generic competition in 2010.

Medical Devices Segment

Breast Aesthetics

For more than 25 years, our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women in more than 60 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names Natrelle®, Inspira®, and CUI™ and the trademarks BioCell®, MicroCell™ and BioDimensional®. We currently market over 1,000 breast implant product variations worldwide to meet our patients’ preferences and needs.

We sell saline breast implants in the United States and worldwide for use in breast augmentation, revision and reconstructive surgery. The U.S. market is the primary market for our saline breast implants. Following the approval of silicone gel breast implants by the FDA and Health Canada in 2006, the U.S. and Canadian markets have been undergoing a transition from saline breast implants to silicone gel breast implants. The majority of the breast implants we now sell are silicone gel breast implants.

The safety of our silicone gel breast implants is supported by our extensive preclinical device testing, their use in over one million women worldwide and 20 years of U.S. clinical experience involving more than 150,000 women. The FDA approved our silicone gel breast implants in 2006 based on the FDA’s review of interim data from our 10-year core clinical study and our preclinical studies, its review of studies by independent scientific bodies and the deliberations of advisory panels of outside experts. Following approval, we are required to comply with a number of conditions, including our distribution of labeling to physicians and the distribution of our patient planner, which includes our informed consent process to help patients fully consider the risks associated with breast implant surgery. In addition and pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we continue to monitor patients in the 10-year core clinical study and the 5-year adjunct clinical study and, in 2007, we initiated the Breast Implant Follow-Up Study, or BIFS, a 10-year post-approval clinical study. The 10-year core clinical study, which we began in 1999 and had fully enrolled in 2000 with approximately 940 augmentation, revision or reconstructive surgery patients, was designed to establish the safety and effectiveness of our silicone gel breast implants. We plan to continue to monitor patients in the 10-year core clinical study through the end of the study in 2011. In 2006, we terminated new enrollment into our 5-year adjunct study, which was designed to further support the safety and effectiveness of silicone gel breast implants and which includes over 80,000 revision or reconstructive surgery patients. We plan to continue to monitor patients in the 5-year adjunct study through the end of the study in 2012. Finally, pursuant to the conditions placed on the FDA’s approval of our silicone gel breast implants, we initiated BIFS, a new 10-year post-approval study of approximately 40,000 augmentation, revision or reconstructive surgery patients with silicone gel implants and approximately 20,000 augmentation, revision or reconstructive surgery patients with saline implants acting as a control group. In 2008, the FDA approved a modification to BIFS, which reduced the number of patients with saline breast implants from 20,000 to approximately 15,000. BIFS is designed to provide data on a number of endpoints including, for example, long-term local complications, connective tissue disease issues, neurological disease issues, offspring issues, reproductive issues, lactation issues, cancer, suicide, mammography issues and to study magnetic resonance imaging compliance and rupture results. We completed enrollment in BIFS in the first quarter of 2010.

In January 2011, the FDA released preliminary findings and analysis regarding recent reports in the scientific community that have suggested a possible association between saline and silicone gel-filled breast implants and anaplastic large cell lymphoma, or ALCL, a very rare form of cancer. The FDA believes that, based on its review of limited scientific data, women with breast implants may have a very small but increased risk of developing ALCL in the scar capsule adjacent to the implant. According to the FDA, a study by the National Cancer Institute indicates that only approximately 3 in 100 million women per year in the United States are diagnosed with ALCL in the breast, including both women with implants and without implants.

We sell a line of tissue expanders primarily for breast reconstruction and also as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture and market dermal filler products designed to improve facial appearance by smoothing wrinkles and folds. Our primary facial aesthetics product is the Juvéderm® dermal filler family of products.

Our Juvéderm® dermal filler family of products, including Juvéderm®, Voluma™ and Surgiderm®, are developed using our proprietary Hylacross™ technology, a technologically advanced manufacturing process that results in a smooth consistency gel formulation. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle gel-based hyaluronic acid technology, which is used in other hyaluronic acid dermal filler products. In 2006, the FDA approved Juvéderm® Ultra and Ultra Plus, indicated for wrinkle and fold correction, for sale in the United States. In Europe, we market various formulations of Juvéderm®, Voluma™ and Surgiderm® for wrinkle and fold augmentation. The Juvéderm® dermal filler family of products are currently approved or registered in over 34 countries, including all major world markets with the exception of Japan and China where we are pursuing approvals.

In 2007, the FDA approved label extensions in the United States for Juvéderm® Ultra and Ultra Plus based on new clinical data demonstrating that the effects of both products may last for up to one year, which is a longer period of time than was reported in clinical studies that supported FDA approval of other hyaluronic acid dermal fillers. In 2008, we began selling Juvéderm® Ultra 2, 3 and 4, containing lidocaine, an anesthetic that alleviates pain during injections, in Europe. Also in 2008, we began selling Juvéderm® Ultra and Ultra Plus with lidocaine in Canada. After FDA approval in the first quarter of 2010, we launched Juvéderm® Ultra XC and Ultra Plus XC, each formulated with lidocaine, in the first quarter of 2010.

Obesity Intervention

Lap-Band®

We develop, manufacture and market several medical devices for the treatment of obesity. Our principal product in this area, the Lap-Band® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass surgery, sleeve gastrectomy, “stapling” or gastric imbrications. The Lap-Band® System is an adjustable silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. The new pouch fills faster, making the patient feel full sooner and, because the adjustable component of the band slows the passage of food, patients retain a feeling of fullness for longer periods of time. In addition to the anatomic effect of the pouch, data also suggests that patients with a properly adjusted band are less hungry due to neurological feedback to the brain.

The Lap-Band® System has achieved widespread acceptance in the United States and worldwide. The FDA approved the Lap-Band® System in 2001 to treat severe obesity in adults who have failed more conservative weight reduction alternatives. In 2007, we launched the Lap-Band AP® System, a next-generation of the Lap-Band® System. The Lap-Band AP® System has proprietary 360-degree Omniform® technology, which is designed to evenly distribute pressure throughout the band’s adjustment range. The Lap-Band AP® System also comes in two sizes, standard and large, to better serve patients who are physically larger, have thicker gastric walls or have substantial abdominal fat. Over 650,000 Lap-Band® System bands have been sold worldwide since 1993. In 2008, we completed enrollment in our pivotal adolescent study of the Lap-Band® System in patients aged 14 to 17 and submitted a sPMA to the FDA in 2009 seeking approval to market the Lap-Band® System for the treatment of obesity in patients aged 14 to 17. In February 2011, the FDA approved the expanded use of the Lap-Band® System for weight reduction in obese adults who have failed more conservative weight reduction alternatives and have a Body Mass Index, or BMI, of 30 to 40 and at least one comorbid condition, such as type-2 diabetes or hypertension.

Orbera™

We also sell the Orbera™ Intragastric Balloon System, which is a non-surgical alternative for the treatment of overweight and obese adults. Approved for sale in more than 60 countries, including many significant international markets, but not in the United States, the Orbera™ System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient’s stomach to reduce stomach capacity and create an earlier sensation of fullness. The Orbera™ System is removed endoscopically within six months of placement, and is designed to be utilized in conjunction with a comprehensive diet and exercise program.

EasyBand™

In 2007, we completed the acquisition of Swiss medical technology developer EndoArt SA, or EndoArt, a pioneer in the field of telemetrically-controlled, or remote-controlled, gastric bands used to treat morbid obesity and other conditions. The EndoArt acquisition gave us ownership of EndoArt’s proprietary technology platform, including FloWatch® technology, which powers the EasyBand™ Remote Adjustable Gastric Band System, or EasyBand™, a telemetrically-adjustable gastric banding device for the treatment of morbid obesity. The EasyBand™, like the Lap-Band® System, is implanted laparoscopically through a small incision. Clinical benefits of the EasyBand™ are similar to the Lap-Band® System’s clinical benefits, except that adjustments to the EasyBand™ are done telemetrically rather than hydraulically.

International Operations

Our international sales represented 37.4%, 34.6% and 35.4% of our total consolidated product net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Our products are sold in over 100 countries.

Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.

Sales and Marketing

We sell our products directly through our own sales subsidiaries in 36 countries and additionally through independent distributors in over 100 countries worldwide. We maintain a global marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, physiatrists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons and urologists who use, prescribe and recommend our products. We advertise in professional journals, participate in medical meetings and utilize direct mail and Internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. In 2010, we also utilized direct-to-consumer advertising for our Botox® Cosmetic, Juvéderm®, the Lap-Band® System, Latisse®, Natrelle® and Restasis® products.

Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers and medical practitioners, including ophthalmologists, neurologists, physiatrists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, pediatricians, urologists and general practitioners. As of December 31, 2010, we employed approximately 3,000 sales representatives throughout the world. We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians and surgeons with the leading techniques and methods for using our products.

We also utilize distributors for our products in smaller international markets. We transferred back sales and marketing rights for our products from our distributors and established direct operations in Poland and Turkey in the third quarter of 2010, and in the Philippines in the fourth quarter of 2010.

U.S. sales, including manufacturing operations, represented 62.6%, 65.4% and 64.6% of our total consolidated product net sales in 2010, 2009 and 2008, respectively. Sales to Cardinal Health, Inc. for the years ended December 31, 2010, 2009 and 2008 were 13.1%, 13.9% and 12.0%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2010, 2009 and 2008 were 12.1%, 12.8% and 12.3%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.

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

As of December 31, 2010, we had approximately 1,800 employees involved in our research and development efforts. Our research and development expenditures for 2010, 2009 and 2008 were approximately $804.6 million, $706.0 million and $797.9 million, respectively. The increase in research and development expenses in 2010 compared to 2009 primarily resulted from increased spending on next-generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, Latisse® in international markets, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue regeneration technology acquired in our acquisition of Serica Technologies, Inc., or Serica, and obesity intervention products, partially offset by a reduction in expenses related to the development of Ozurdex® for retinal vein occlusion, the development of Botox® for the treatment of chronic migraine, and lower upfront payments for technology that has not achieved regulatory approval. Excluding in-process research and development expenditures related to company acquisitions, we have increased our annual investment in research and development by over $416 million in the past five years.

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

Our research and development efforts for the ophthalmic pharmaceuticals business focus primarily on new therapeutic products for retinal disease, glaucoma and chronic dry eye. As part of our focus on diseases of the retina, we acquired Oculex Pharmaceuticals, Inc. in 2003. With this acquisition, we obtained a novel posterior segment drug delivery system for use with compounds to treat eye diseases, including age-related macular degeneration and other retinal disorders. In 2009, the FDA approved Ozurdex® for the treatment of macular edema following retinal vein occlusion, utilizing our proprietary Novadur™ sustained-release drug delivery system that slowly releases dexamethasone, a potent steroid, to the back of the eye. In the second quarter of 2010, the European Medicines Agency granted marketing authorization for Ozurdex® in the European Union. In the third quarter of 2010, the FDA approved Ozurdex® to treat non-infectious intermediate and posterior uveitis.

In 2005, we entered into an exclusive licensing agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, to develop and commercialize Ozurdex® for the ophthalmic specialty market in Japan. Under the terms of the agreement, Sanwa is responsible for the development and commercialization of Ozurdex® in Japan and associated costs. Sanwa will pay us a royalty based on net sales of Ozurdex® in Japan, makes clinical development and commercialization milestone payments and reimbursed us for certain expenses associated with our Phase III studies outside of Japan. We are working collaboratively with Sanwa on the clinical development of Ozurdex® as well as overall product strategy and management.

In 2009, we entered into a collaboration agreement with Pieris AG, or Pieris, a biopharmaceutical company engaged in the discovery and development of a novel class of targeted human proteins designed to diagnose and treat serious human disorders. The agreement combines Pieris’ proprietary technology with our expertise in drug delivery and ophthalmic drug development, with a goal of developing agents for the treatment of serious retinal disorders.

We continue to invest heavily in the research and development of neuromodulators, primarily Botox® and Botox® Cosmetic. We focus on both expanding the approved indications for Botox® and pursuing next-generation neuromodulator-based therapeutics. This includes expanding the approved uses for Botox® to include treatment for spasticity, OAB and benign prostatic hyperplasia. We are also developing a new targeted neuromodulator for use in post herpetic neuralgia and overactive bladder. We are also continuing our investment in the areas of biologic process development and manufacturing and the next-generation of neuromodulator products, and we are conducting a Phase IV study of Botox® for the treatment of palmar hyperhidrosis, as part of our conditions of approval for axillary hyperhidrosis by the FDA. In addition, GSK received approval of Botox® in Japan for the treatment of glabellar lines and equinus foot due to lower limb spasticity in juvenile cerebral palsy patients and launched Botox® in Japan for these indications in 2009 with the glabellar lines indication marketed as Botox Vista®. GSK also received approval of Botox® in China for the treatment of glabellar lines during 2009. In the first quarter of 2010, we reacquired from GSK all rights to develop and sell Botox® in Japan and China for all cosmetic indications. In the third quarter of 2010, the Medicines and Healthcare Products Agency in the United Kingdom also approved Botox® for the preventative treatment of headaches in adults with chronic migraine. In the second quarter of 2010, the FDA approved Botox® for treatment of increased muscle stiffness in the elbow, wrist and fingers in adults with upper limb spasticity. In the fourth quarter of 2010, the FDA approved Botox® for preventative treatment of headaches in adults with chronic migraine. We also filed a sBLA with the FDA in the fourth quarter of 2010 for the use of Botox® in the treatment of urinary incontinence due to neurogenic detrusor overactivity resulting from neurogenic bladder and we are currently seeking approval in the European Union and Canada. In the fourth quarter of 2010, we also received approval of Botox® in Japan for the treatment of upper and lower limb spasticity.

In January 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the exclusive development and commercialization by us and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved by the parties. Levadex™ is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults.

We have a strategic research collaboration and license agreement with ExonHit Therapeutics, or ExonHit. The goals of this collaboration are to identify new molecular targets based on ExonHit’s gene profiling DATAS™ technology and to work collaboratively to develop unique compounds and commercial products based on these targets. Our strategic alliance with ExonHit provides us with the rights to compounds developed in the fields of neurodegenerative disease, pain and ophthalmology. In 2009, we extended and expanded the scope of our collaboration with ExonHit.

In 2008, we entered into a strategic collaboration arrangement with Spectrum Pharmaceuticals, Inc., or Spectrum, to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer. Under the collaboration, Spectrum is conducting two Phase III clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. In 2009, the FDA granted Fast Track Designation for the investigation of apaziquone for the treatment of non-muscle invasive bladder cancer. Spectrum completed enrollment in the two Phase III clinical trials in 2009. Spectrum is conducting the apaziquone clinical trials pursuant to a joint development plan, and we bear the majority of these expenses. We will also make certain additional payments to Spectrum based on the achievement of certain development, regulatory and commercialization milestones and, following approval in countries outside of the United States and Asia, will make certain royalty payments on sales in such countries.

In the first quarter of 2010, we acquired Serica, a medical device company focused on the development of biodegradable silk-based scaffolds for use in tissue regeneration, including breast augmentation, revision and reconstruction and general surgical applications.

In the first quarter of 2010, we entered into a global agreement with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, for the development and commercialization of AGN-209323, a Phase II-ready, orally administered small molecule in clinical development for neuropathic pain. Under the agreement, we received an upfront milestone payment and, if successful, will receive further milestone payments and royalties.

In the first quarter of 2010, we also entered into a strategic development and license agreement with Serenity Pharmaceuticals, LLC, or Serenity, for the development and commercialization of Ser-120, a Phase III investigational drug currently in clinical development for the treatment of nocturia, a urological disorder in adults characterized by frequent urination at night time. Under the agreement, we received an exclusive worldwide license to develop, manufacture and commercialize Ser-120 for all potential indications, except under certain circumstances, pediatric bedwetting, which will remain with Serenity. In the third quarter of 2010, the Phase III clinical trials failed to meet their primary efficacy endpoints and we are currently evaluating a revised clinical plan.

We also continue to invest in research and development around our Juvéderm® family of dermal filler products, including preparation for and ongoing clinical trials for Juvederm® Voluma™, a volumizing filler.

In connection with our obesity intervention products, we are conducting a clinical study of the Orbera™ System, with the goal of obtaining approval in the United States. In addition, in 2008, we completed enrollment in a pivotal adolescent study of Lap-Band® patients aged 14 to 17 and submitted a sPMA to the FDA in 2009 seeking approval to market the Lap-Band® System for the treatment of obesity in patients aged 14 to 17. In February 2011, the FDA approved the expanded use of the Lap-Band® System for weight reduction in obese adults who have failed more conservative weight reduction alternatives and have a BMI of 30 to 40 and at least one comorbid condition, such as type-2 diabetes or hypertension.

The continuing introduction of new products supplied by our research and development efforts, including our clinical development projects, and in-licensing opportunities are critical to our success. There are intrinsic uncertainties associated with research and development efforts and the regulatory process. We cannot assure you that any of the research projects, clinical development projects or pending drug marketing approval applications will result in new products that we can commercialize. Delays or failures in one or more significant research or clinical development projects and pending drug marketing approval applications could have a material adverse effect on our future operations.

Manufacturing

We manufacture the majority of our commercial products in our own plants located at the following locations: Westport, Ireland; Waco, Texas; San José, Costa Rica; Annecy, France; and Guarulhos, Brazil. In connection with our 2010 acquisition of Serica, we produce clinical supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercial products for us, including Sanctura®, Sanctura XR®, Lastacaft™ and Aczone® gel. For a discussion of the risks relating to the use of third party manufacturers, see Item 1A of Part I of this report, “Risk Factors — We could experience difficulties obtaining or creating the raw materials or components needed to produce our products and interruptions in the supply of raw materials or components could disrupt our manufacturing and cause our sales and profitability to decline.”

In 2007, we announced the closing of the collagen manufacturing facility in Fremont, California that we acquired in our acquisition of Inamed Corporation, or Inamed, and we substantially completed all restructuring activities and closed the facility in 2008. Before closing the facility, we manufactured a sufficient quantity of our collagen products to meet estimated remaining market demand. In 2009, we closed our Arklow, Ireland breast implant manufacturing facility and transferred manufacturing to our San José, Costa Rica manufacturing plant.

We are a vertically integrated producer of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. With these two exceptions, we purchase all other significant raw materials and parts for medical devices from qualified domestic and international sources. Where practical, we maintain more than one supplier for each material, and we have an ongoing alternate program that identifies additional sources of key raw materials. In some cases, however, most notably with active pharmaceutical ingredients and silicone raw materials, we are a niche purchaser, which, in certain cases, are sole sourced. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself and precursor intermediates to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials and parts for medical devices could adversely affect our ability to manufacture and supply commercial products. A small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.

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

Competition

The pharmaceutical and medical device industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we manufacture, develop and market. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. We believe that our products principally compete on the basis of quality, clinical data, product design, an experienced sales force, physicians’ and surgeons’ familiarity with our products and brand names, effective marketing campaigns, including direct-to-consumer advertising, regional warranty programs and our ability to identify and develop or license patented products embodying new technologies. In addition to the information provided below, please see Item 3 of Part I of this report, “Legal Proceedings,” for information concerning current litigation regarding our products and intellectual property.

Specialty Pharmaceuticals Segment

Eye Care Products

Our eye care pharmaceutical products, including Acular®, Acular LS®, Acular® PF, Acuvail®, Alocril®, Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Elestat®, Ganfort™, Lastacaft™, Lumigan® 0.03%, Lumigan® 0.01%, Ozurdex®, Pred Forte®, Refresh®, Relestat®, Restasis®, Zymar® and Zymaxid®, face extensive competition from Alcon Laboratories, Inc./Novartis AG, Bausch & Lomb Inc., Genentech/Hoffman La Roche AG, Inspire, Ista Pharmaceuticals, Inc., Merck & Co., Inc., Pfizer Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.

        We also face competition from generic drug manufacturers in the United States and internationally. For instance, in 2010, Alphagan® P 0.15% and our Acular® products faced generic competition in the United States. A generic form of Zymar® produced by Apotex Inc. is pending FDA approval. The FDA has granted tentative approval of a generic form of Elestat® produced by Sandoz, Inc., PharmaForce, Inc. and Apotex Inc. but as of February 2011 no generic has been launched. In 2009, we received paragraph IV Hatch-Waxman Act certifications from Sandoz, Hi-Tech Pharmacal Co., and Alcon Research, Ltd., seeking FDA approval of generic forms of Combigan® and Barr Laboratories, Inc. seeking FDA approval of a generic form of Lumigan®. In February 2011, we received a paragraph IV Hatch-Waxman Act certification in which the applicant purports to have sought FDA approval of a generic form of Zymaxid®.

Neuromodulators

Botox® was the only neuromodulator approved by the FDA until 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator formerly marketed by Elan Pharmaceuticals and Solstice Neurosciences Inc. and marketed by US Worldmeds since 2010. In 2009, the FDA approved Dysport™ (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis, respectively. The approved package for Dysport™ included a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site. Additionally, the FDA approved Ipsen’s and Medicis’ REMS program, which addresses the lack of interchangeability of botulinum toxin products and the risks associated with the spread of botulinum toxin beyond the injection site. Ipsen has marketed Dysport™ for therapeutic indications in Europe since 1991, prior to our European commercialization of Botox® in 1992. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport™ in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oréal Group, an exclusive development and marketing license for Dysport™ for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen’s sole distributor for Dysport™ in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport™ for glabellar lines under the trade name Azzalure™. In the fourth quarter of 2010, Galderma announced its plan to acquire Q-Med A.B., a Swedish company that markets several products for various therapeutic areas derived from hyaluronic acid, including Restylane® and Perlane™ dermal fillers.

In addition, Merz Pharmaceuticals’, or Merz’s, botulinum toxin product Xeomin®, is currently approved for therapeutic indications in Germany and several other countries in the European Union. Xeomin® was approved by the FDA in the third quarter of 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. Merz is currently pursuing FDA approval of Xeomin® for cosmetic use in the United States. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico. In the first quarter of 2010, Merz acquired Bioform Medical Inc., or Bioform, a California-based company that markets Radiesse®, a calcium hydroxylapatite filler. Merz also previously acquired rights from Anteis S.A., a Swiss company, to market Belotero®, a hyaluronic acid filler, in certain European markets, the United States and Canada. The FDA accepted Merz’s registration file for Belotero® in 2009.

Mentor Worldwide LLC, a division of Johnson & Johnson, or Mentor, is conducting clinical trials for a competing neuromodulator in the United States which Mentor has indicated that it expects to be approved in 2012 or beyond. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Neuronox® is marketed in Hong Kong, India and Thailand. Meditoxin® is approved in approximately seven South American countries, including Brazil and Columbia, under various trade names.

In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, Europe, South America and other markets. A Chinese entity, Lanzhou Biological Institute, received approval to market a botulinum toxin in China in 1997 under the tradename HengLi, and has launched its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America under several trade names. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medical Evaluation Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than we can.

Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.

Skin Care Product Line

Our skin care products, including Aczone®, Tazorac®, Avage®, M.D. Forte®, Prevage® MD, Vivité® and Latisse® focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including among others, Dermik, a division of Sanofi-Aventis, Galderma, Medicis, Stiefel Laboratories, Inc., a division of GSK, Novartis AG, Merck & Co., Inc., Johnson & Johnson, Obagi Medical Products, Inc., L’Oréal Group, SkinMedica, Inc. and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with over-the-counter products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne. We also face competition from generic skin care products in the United States and internationally.

Urologics

Our products for the treatment of OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz™, Watson Pharmaceuticals, Inc.’s Oxytrol® and Gelnique™, Warner Chilcott PLC’s Enablex® and Astellas Pharma US, Inc. and GSK’s Vesicare® and certain generic OAB products. We also face competition from generic urologic drug manufacturers in the United States and internationally. In 2009, we received paragraph 4 Hatch-Waxman Act certifications from Watson Pharmaceuticals, Inc. seeking FDA approval of a generic form of Sanctura XR®. In 2010, a generic version of Sanctura® was launched in the United States. For our urologics products to be successful, we must be able to effectively detail our products to a sufficient number of urologists, obstetrician/gynecologists, primary care physicians and other medical specialists such that they recommend our products to their patients. We will also have to demonstrate that our products are safe and reduce patients’ sense of urgency, frequency and urge urinary incontinence episodes while also having limited side effects, such as dry mouth, constipation, blurred vision, drowsiness and headaches. We also have to demonstrate the effectiveness of our urologics products to Medicare and other governmental agencies to secure an appropriate and competitive level of reimbursement.

Medical Devices Segment

Breast Aesthetics

We compete in the U.S. breast implant market with Mentor. Mentor announced that, like us, it received FDA approval in 2006 to sell its silicone breast implants in the United States. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s breast implant products to ours or perceive that Mentor’s breast implant products are safer than ours, our sales of breast implants could materially suffer. In the United States, Sientra, Inc. is conducting clinical studies of saline and silicone gel breast implant products. Internationally, we compete with several manufacturers, including Mentor, Silimed, Arion, BioSil Ltd, Cereplas, Eurosilicone, Nagor, Poly Implant Prostheses, Polytech and several Chinese implant manufacturers.

Obesity Intervention

Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, received FDA approval in 2007 to market its gastric band product, the Realize™ Personalized Banding Solution, in the United States. The Realize™ band competes with our Lap-Band® System. Outside the United States, the Lap-Band® System competes primarily with the Realize™ band, Helioscopie SA’s Heliogast® adjustable gastric ring and Medical Innovation Developpement SAS’s Midband™ gastric band. The Lap-Band® System also competes indirectly with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, sleeve gastrectomy, gastric imbrication and biliopancreatic diversion. No intragastric balloons for the treatment of obesity are commercially available in the United States. Outside the United States, our Orbera™ products compete with Helioscopie SA’s Heliosphere™ intragastric balloon and intragastric balloon products from Silimed and Spatz FGIA, Inc. in certain countries in the European Union and Latin America.

Facial Aesthetics

Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products and animal- or cadaver-based collagen products as well as other polymer/bioceramic- based injectables, and indirectly with substantially different treatments, such as laser treatments, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm® Ultra and Ultra Plus, compete with Medicis’ products’ Restylane® and Perlane™, which were approved by the FDA in 2004 and in 2007, respectively. In the first quarter of 2010, the FDA approved our lidocaine containing Juvéderm® Ultra XC and Ultra Plus XC. In the first quarter of 2010, the FDA also approved new formulations of Restylane® and Perlane™ containing lidocaine. In addition, we compete with Merz’s Radiesse®, a calcium hydroxylapatite dermal filler from BioForm, which received FDA approval in 2006, as well as Sanofi-Aventis’ Sculptra® and Mentor’s Prevelle™. Internationally, we compete with Q-Med’s range of Restylane® and Perlane™ products, as well as products from Sanofi-Aventis, Teoxane, Anteis and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.

Government Regulation

Specialty Pharmaceuticals Segment

Drugs and biologics are subject to regulation by the FDA, state agencies and by foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations with respect to drugs and the Public Health Services Act and its implementing regulations with respect to biologics, and by comparable agencies in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

The process required by the FDA before a new drug or biologic may be marketed in the United States is long, expensive, and inherently uncertain. We must complete preclinical laboratory and animal testing, submit an Investigational New Drug Application, which must become effective before United States clinical trials may begin, and perform adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and informed consent regulations. Further, an independent institutional review board, or IRB, for each medical center or medical practice proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center or practice and must monitor the study until completed. The FDA, the IRB or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, imposes certain clinical trial registry obligations on study sponsors, including the posting of detailed trial design and trial results in the FDA public databases.

We must submit a New Drug Application, or NDA, for a new drug, or a Biologics License Application, or BLA, for a biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, a NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s current cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.

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

We are also subject to various laws and regulations regarding laboratory practices, the housing, care and experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and Department of Justice have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay our operations and issue approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by the European Medicines Agency and national Ministries of Health. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures to license medicines. Similar rules and regulations exist in all countries around the world. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the law relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.

The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, imposes yet additional changes to these programs. Beginning in 2011, PPACA requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. PPACA also increases manufacturer’s rebate liability under the Medicaid Drug Rebate Program. In addition, the PPACA establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning in 2011, and a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning in 2013. Already in 2010, incremental rebates were levied for Medicaid and the 340B program was expanded to extend manufacturers’ rebate responsibilities for outpatient drugs to additional providers, including certain children’s hospitals, free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. Finally, there is growing political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. These reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain, the United Kingdom, Turkey and Greece. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.

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

Medical Devices Segment

Medical devices are subject to regulation by the FDA, state agencies and foreign government health agencies. FDA regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of medical device products. Our medical device product candidates, including our breast implants, must undergo rigorous clinical testing and an extensive government regulatory clearance or approval process prior to sale in the United States and other countries. The lengthy process of clinical development and submissions for approvals, and the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources. Regulatory clearance or approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, use or their withdrawal from the market.

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

In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced 25 actions that the FDA intends to implement during 2011 to reform the review process governing the clearance of medical devices. Key actions, to be carried out through forthcoming FDA guidance to industry, include clarifying when clinical data should be included in a premarket submission and requiring medical device manufacturers to submit a brief description of scientific information regarding safety and effectiveness for select higher-risk devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. The FDA has submitted additional proposed actions to the Institute of Medicine, or IOM, for review and may implement further 510(k) reform measures in the future. We cannot predict the impact that these regulatory actions and FDA’s forthcoming guidance will have on the clearance of any new or modified medical device products that are currently pending FDA review or that we may develop in the future.

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

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. As noted above, the FDA intends to clarify when clinical data should be included in 510(k) premarket submissions. Clinical trials generally require submission of an application for an investigational device exemption, which must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, as well as approval by the FDA and the IRB overseeing the trial. In addition, the FDAAA imposes certain clinical trial registry obligations on study sponsors. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the study subjects are being exposed to an unacceptable health risk. The results of clinical testing may not be sufficient to obtain approval of the product.

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

Products that are marketed in the European Union, or EU, must comply with the requirements of the Medical Device Directive, or MDD, as implemented in the national legislation of the EU member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the EU are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a CE marking and may be marketed in the EU. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.

Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. In the United States, as mentioned in the previous section, the PPACA includes a number of provisions affecting the device industry, such as a new deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning in 2013. In addition, among other things, the PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. We expect that the PPACA, as well as other health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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

Additionally, we are subject to domestic and international laws and regulations pertaining to the privacy and security of personal health information, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, collectively, HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent then HIPAA.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” and gifts to health care practitioners. For example, the federal Anti-Kickback Statute makes it illegal to solicit, offer, receive or pay any remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product, for which payment may be made under government health care programs such as Medicare and Medicaid. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain practices from enforcement actions under the Anti-Kickback Statute. We seek to comply with the safe harbors where possible. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

Furthermore, the federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. HIPAA prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws. In the third quarter of 2010, we entered into a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services as part of our settlement agreement with the U.S. Attorney, U.S. Department of Justice for the Northern District of Georgia and other federal agencies regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. Failure to comply with the terms of the corporate integrity agreement could result in substantial civil or criminal penalties and being excluded from government health care programs. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws. Under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Similarly, the Advanced Medical Technology Association’s Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards, that medical decisions are based on the best interests of patients, and that medical device companies and health care professionals comply with applicable laws, regulations and government guidance. To that end, the AdvaMed Code provides guidance regarding how medical device companies may comply with certain aspects of the anti-kickback laws and OIG Guidance by outlining ethical standards for interactions with health care professionals. In addition, certain states, such as Massachusetts and Minnesota, have also imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.

Patents, Trademarks and Licenses

We own, or have licenses under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. We believe that our patents and licenses are important to all segments of our business.

With the exception of the U.S. and European patents relating to Lumigan®, Lumigan® 0.01%, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Ganfort™ and the U.S. patents relating to Restasis®, Zymaxid®, Acuvail®, Lastacaft™ and Latisse®, no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® 0.03% expire in 2012 and 2014. The European patents covering Lumigan® 0.03% expire in various countries between 2013 and 2017. The U.S. marketing exclusivity for Lumigan® 0.01% expires in August 2013. The U.S. patents covering Lumigan® 0.01% expire in 2012, 2014 and 2027. The European patents covering Lumigan® 0.01% expire between 2013 and 2017, and 2026. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2012 and 2022. The U.S. patent covering Restasis® expires in 2014. One U.S. patent covering Zymar® and Zymaxid® expired in 2010, and the other U.S. patents covering Zymar® and Zymaxid® expire in 2016 and 2020. The U.S. patents covering Combigan® expire in 2022 and 2023. The marketing exclusivity period for Combigan® in the United States expired in October 2010 and expires in Europe in 2015. The European patents covering Ganfort™ expire in 2013 and 2022. The marketing exclusivity period for Acuvail® expires in the United States in July 2012. The U.S. patent covering Acuvail® expires in 2029. The U.S. patents covering Latisse® expire in 2012, 2022 and 2024 and the European patents expire in 2013, 2021 and 2023. The marketing exclusivity period for Latisse® expires in December 2011.

We have rights in well over 100 issued Botox® related U.S. and European use and process patents covering, for example, pain associated with cervical dystonia, treatment of chronic migraine, hyperhidrosis, OAB and benign prostatic hyperplasia. We have granted royalty-bearing patent licenses to Merz with regard to Xeomin® in many countries where we have issued or pending patents and to US Worldmeds with regard to MyoBloc®/Neurobloc®.

With the exception of certain U.S. and European patents relating to the Lap-Band® System and our Inspira® and Natrelle® Collection of breast implants, no one patent or license is materially important to our specialty medical device segment based on overall sales. The patents covering our Lap-Band® System, some of which we license from third parties, expire in June 2011, 2014 and 2024 in the United States and in 2014 and 2023 in Europe. The patents covering our Inspira® and Natrelle® Collection of breast implants expire in 2018 in the United States and in 2017 in Europe.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, require us to incur significant legal expenses and can preclude or delay the commercialization of products. See Item 3 of Part I of this report, “Legal Proceedings,” for information concerning our current intellectual property litigation.

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

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing and distribution of current and new products. These projects include, but are not limited to, the following:

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

•

We entered into an exclusive licensing agreement with Senju under which Senju became responsible for the development and commercialization of Lumigan® in Japan. Senju incurs associated costs, makes development and commercialization milestone payments and makes royalty-based payments on product sales. We are working collaboratively with Senju on overall product strategy and management. In 2009, Senju received approval of Lumigan® 0.03% in Japan.

•

We have licensed to GSK all clinical development and commercial rights to Botox® for therapeutic indications in Japan and China. We receive royalties on GSK’s Japan and China Botox® sales. We also manufacture Botox® for GSK as part of a long-term supply agreement. In the first quarter of 2010, we reacquired from GSK all rights to develop and sell Botox® in Japan and China for all cosmetic indications. We market Botox® in Japan for the glabellar lines indication as Botox Vista®.

•

We entered into a strategic collaboration arrangement with Spectrum to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation. Under the collaboration, Spectrum is conducting two Phase III clinical trials to explore apaziquone’s safety and efficacy as a potential treatment for non-muscle invasive bladder cancer following surgery. In 2009, the FDA granted Fast Track Designation for the investigation of apaziquone for the treatment of non-muscle invasive bladder cancer. Spectrum completed enrollment in the two Phase III clinical trials in 2009. Spectrum retained exclusive rights to apaziquone in Asia, including Japan and China. We received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe.

•

In the first quarter of 2010, we entered into an agreement with Bristol-Myers Squibb for the development and commercialization of an investigational drug for neuropathic pain. Under the terms of the agreement, we granted to Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture, and commercialize the investigational drug for neuropathic pain and backup compounds.

•

In the first quarter of 2010, we entered into an agreement with Serenity for the development and commercialization of Ser-120, a nasally administered low dosage formulation of desmopressin currently in Phase III clinical trials for the treatment of nocturia, a common yet often under-diagnosed urological disorder in adults characterized by frequent urination at night time. We received an exclusive worldwide license to develop, manufacture and commercialize Ser-120 for all potential indications except, under certain circumstances, primary nocturnal enuresis (pediatric bedwetting). In 2010, the Phase III clinical trials failed to meet their primary efficacy endpoints and we are currently evaluating a revised clinical plan.

•

In the third quarter of 2010, we renegotiated our partnership with Inspire to revise Inspire’s right to receive revenues from us based on net sales of Restasis® and any other human ophthalmic formulations of cyclosporine owned or controlled by us.

•

In January 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by us and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved by the parties. Levadex™ is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults.

In 2004, through our acquisition of Inamed, we entered into a settlement agreement with Ethicon Endo-Surgery, Inc. pursuant to which, among other terms, we were granted a worldwide, royalty-bearing, non-exclusive license with respect to a portfolio of U.S. and international patents applicable to adjustable gastric bands and will pay royalties until the expiry of the applicable patents.

We are also a party to license agreements allowing other companies to manufacture products using some of our technology in exchange for royalties and other compensation or benefits. See “Research and Development” for additional information concerning our current license agreements.

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

Seasonality

Our business, both taken as a whole and by our business segments, is not materially affected by seasonal factors, although we have noticed a historical trend with respect to sales of our Botox® product. Specifically, sales of Botox® have tended to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter have tended to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive additional aesthetic treatments prior to the holiday season. Breast augmentation surgery has a seasonal highpoint in spring prior to summer vacations.

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

Furthermore, treatments for obesity alone may not be covered by third-party payors. For example, in 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the Lap-Band® System, for Medicare patients who have previously been unsuccessfully treated for obesity and who have a BMI equal to or greater than 40 or a BMI of 35 when at least one co-morbidity is present. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. Without changing current coverage for morbidly obese individuals, effective February 12, 2009, the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, determined that Type 2 diabetes mellitus is a co-morbid condition related to obesity under the existing policies. While Medicare policies are sometimes adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location, and we actively work with governmental agencies, insurance carriers and employers to obtain reimbursement coverage for procedures using our Lap-Band® System product. For instance, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the Lap-Band® System, an important step in providing private payor reimbursement for the procedure.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, in March 2010, the President of the United States signed the PPACA, which substantially changes the way health care is financed by both governmental and private insurers, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the PPACA:

•	Establishes a licensure framework for biosimilar products;

•	Establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

Increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1 percent and 13 percent of the average manufacturer price, or AMP, for branded and generic drugs, respectively;

•

Expands manufacturers’ rebate responsibilities for outpatient drugs by extending the 340B program to additional providers including certain children’s hospitals, free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, effective January 2010;

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

•

Requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011;

•	Establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning January 2011; and

•	Establishes a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. Though there have been initiatives to rescind the PPACA, we expect that its legislative measures, as well as other health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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

Employee Relations

At December 31, 2010, we employed approximately 9,200 persons throughout the world, including approximately 4,600 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers

Our executive officers and their ages as of February 28, 2011 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	57	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
F. Michael Ball	55	President, Allergan
James F. Barlow	52	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	53	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	50	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Samuel J. Gesten	49	Executive Vice President, General Counsel
Scott D. Sherman	45	Executive Vice President, Human Resources
Scott M. Whitcup, M.D.	51	Executive Vice President, Research & Development, Chief Scientific Officer

Officers are appointed by and hold office at the pleasure of the board of directors.

Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, where he serves as the lead independent director, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board of directors and the Executive Committee of the California Healthcare Institute, and serves on the board of directors, Executive Committee and as Chairman of the International Affairs Committee of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of directors of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation, and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves as a Vice Chairman of the Board of Trustees of Chapman University.

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

Mr. Gesten has been Executive Vice President and General Counsel since August 2010. Mr. Gesten joined Allergan in June 2009 and served as Senior Vice President and General Counsel until July 2010. Prior to joining Allergan, Mr. Gesten spent 11 years with Thermo Fisher Scientific where he held various roles, including Vice President and General Counsel of the Laboratory Equipment Group and served on the group’s leadership team. Mr. Gesten was also responsible for Thermo Fisher’s corporate online legal training. Mr. Gesten has over 23 years of experience in the management of domestic and international legal affairs and leads Allergan’s global team on all legal matters as well as supporting Allergan’s Board of Directors and senior management. Mr. Gesten is also the Vice-Chairman of the Allergan Political Action Committee for Employees. Mr. Gesten also serves as a member of the board of United Cerebral Palsy of Orange County.

Mr. Sherman joined Allergan as Executive Vice President, Human Resources in September 2010 with more than fifteen years of human resources leadership experience. Prior to joining Allergan, Mr. Sherman worked at Medtronic, Inc., a global medical device company, from August 1995 to September 2010 in roles of increasing complexity and responsibility. From April 2009 until September 2010, Mr. Sherman served as Medtronic’s Vice President, Global Total Rewards and Human Resources Operations, where he was responsible for global compensation and benefits programs, and served as Secretary to the Compensation Committee of Medtronic’s Board of Directors. Mr. Sherman lived in Europe from August 2005 until April 2009 and served as Vice-President, International Human Resources (May 2008 – April 2009) and Vice-President, Human Resources—Europe, Emerging Markets and Canada (August 2005 – May 2008). Prior to these assignments, Mr. Sherman held a series of other positions at Medtronic including Vice President, Human Resources—Diabetes (January 2002 – July 2005). Prior to joining Medtronic, Mr. Sherman held various positions in the Human Resources and Sales organizations at Exxon Corporation from 1990 to 1995.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K. We operate in a rapidly changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

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

We also face competition from lower-cost generic drug and biological products. As discussed more fully below, such competition may increase in light of recent legislation providing a new regulatory pathway for the approval of lower-cost biosimilars. The patent rights that protect our products are of varying strength and duration, and the loss of patent protection is typically followed by generic substitutes. As a result, we may compete against generic products that are as safe and effective as our products, but sold at substantially lower prices. Generic competition may significantly reduce the demand for our products with which any such generic products compete.

Adverse U.S. and international economic conditions may reduce consumer demand for our products, causing our sales and profitability to suffer.

Adverse conditions in the U.S. and international economies and financial markets may continue to negatively affect our revenues and operating results. Many of our products, including Refresh®, Botox® Cosmetic, Juvéderm®, Latisse®, to a large extent the Natrelle® line of breast implants, and to a lesser extent the Lap-Band® System, have limited reimbursement or are not reimbursable by governmental or other health care plans and instead are partially or wholly paid for directly by the consumer. Sales of the Lap-Band® System appear to be adversely affected by high levels of unemployment in the United States. Adverse economic conditions impacting consumers, including among others, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels, lower availability of consumer credit, higher interest rates and hardships relating to declines in the housing and stock markets, historically have caused consumers to reassess their spending choices and reduce their purchases of certain of our products. Any failure to attain our projected revenues and operating results as a result of reduced consumer demand due to adverse economic or market conditions could have a material adverse effect on our business, cause our sales and profitability to suffer, reduce our operating cash flow and result in a decline in the price of our common stock. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our business partners, creditors, third-party contractors and suppliers, causing them to fail to meet their obligations to us.

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

For our business model to be successful, we must continually develop, test and manufacture new products or achieve new indications or label extensions for the use of our existing products. Prior to marketing, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the United States and abroad. The development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products, including legal actions brought by our competitors. To obtain approval or clearance of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. Even if we believe that the data collected from clinical trials of new indications for our existing products or for our product candidates are promising, the FDA may find such data to be insufficient to support approval of the new indication or product. The FDA can delay, limit or deny approval or clearance of a new indication or product candidate for many reasons, including:

•	the FDA may determine that the new indication or product candidate is not safe and effective;

•	the FDA may interpret our preclinical and clinical data in different ways than we do;

•	the FDA may not approve our manufacturing processes or facilities;

•	the FDA may not approve our risk evaluation and mitigation strategy, or REMS, program;

•	the FDA may require us to perform post-marketing clinical studies; or

•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs. Further, the FDA may require us to implement a REMS program to manage known or potential serious risks associated with our pharmaceutical products to ensure that the benefits of our products outweigh their risks. A REMS program can include patient package inserts, medication guides, communication plans, pharmacovigilance or adverse event monitoring, an implementation system and other elements necessary to assure safe use of our pharmaceutical product. If the FDA determines that a REMS program is necessary, the agency will not approve our product without an approved REMS program, which could delay approval or impose additional requirements on our products. In addition, we may be subject to enforcement actions, including civil money penalties if we do not comply with REMS program requirements. Delays or unanticipated costs in any part of the process or our inability to obtain timely regulatory approval for our products, including those attributable to, among other things, our failure to maintain manufacturing facilities in compliance with all applicable regulatory requirements, including the cGMPs and QSR, could cause our operating results to suffer and our stock price to decrease. Our facilities, our suppliers’ facilities and other third parties’ facilities on which we rely must pass pre-approval reviews and plant inspections and demonstrate compliance with the cGMPs and QSR.

Further, even if we receive FDA and other regulatory approvals for a new indication or product, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed. In addition, even if we receive the necessary regulatory approvals, we cannot assure you that new products or indications will achieve market acceptance. Our future performance will be affected by the market acceptance of, or continued market acceptance of, products such as Acuvail®, Aczone®, Alphagan® P 0.15%, Alphagan® P 0.1%, Botox®, Botox® Cosmetic, Combigan®, Elestat®, Ganfort™, Juvéderm®, the Lap-Band® System, Latisse®, Lumigan® 0.03%, Lumigan® 0.01%, Optive™, Ozurdex®, Refresh®, Relestat®, Restasis®, Sanctura XR®, Tazorac®, and Vistabel®, as well as the Natrelle® line of breast implant products, new indications for Botox®, and new products such as Lastacaft™ and Zymaxid®. We cannot assure you that our currently marketed products will not be subject to further regulatory review and action.

In 2008, the FDA announced in an “Early Communication” its review of certain adverse events following the use of botulinum toxins, including Botox® and Botox® Cosmetic. In 2009, simultaneously with its approval of Dysport™, the FDA announced the completion of its review and has requested that we adopt a REMS program equivalent to the REMS program required for Dysport™. In 2009, the FDA approved our REMS program for Botox®, which addresses the risks related to botulinum toxin spread beyond the injection site and the lack of botulinum toxin interchangeability. In the second quarter of 2010, the FDA requested that we submit an update to the Botox® Medication Guide to include the chronic migraine indication, updated REMS to include a physician training plan for chronic migraine, and a proposed physician communication, including a draft “dear healthcare practitioner” letter announcing the chronic migraine indication and providing information on the updated REMS. In the fourth quarter of 2010, the FDA approved Botox® for the prophylactic treatment of headaches in adults with chronic migraine. We cannot assure you that any other compounds or products that we are developing for commercialization will be approved by the FDA or foreign regulatory bodies for marketing or that we will be able to commercialize them on terms that will be profitable, or at all. If any of our products cannot be successfully or timely commercialized or our direct-to-consumer advertising materials fail to be approved by the FDA, our operating results could be materially adversely affected.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial and can preclude or delay commercialization of products. Such litigation also could require a substantial commitment of our management’s time. For certain of our product candidates, third parties may have patents or pending patents that they claim prevent us from commercializing certain product candidates in certain territories. Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. See “Patents, Trademarks and Licenses” in Item 1 of Part I of this report, “Business” and Item 3 of Part I of this report, “Legal Proceedings” for information concerning our current intellectual property and related litigation.

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

We cannot assure you that our products will not infringe patents or other intellectual property rights held by third parties. In the event we discover that we may be infringing third party patents or other intellectual property rights, we may not be able to obtain licenses from those third parties on commercially attractive terms or at all. We may have to defend, and have defended, against charges that we violated patents or the proprietary rights of third parties. Litigation is costly and time-consuming, and diverts the attention of our management and technical personnel. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, prospects, results of operations and cash flows. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

In the United States, some of our pharmaceutical and medical device products are subject to competition from lower priced versions of those products and competing products from Canada, Mexico and other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States are often available to consumers in these other markets without a prescription, which may cause consumers to further seek out our products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. These foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs and Border Protection, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. The MMA contains provisions that may change U.S. import laws and expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. These changes to U.S. import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make such a certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, federal legislative proposals have been made to implement the changes to the U.S. import laws without any certification, and to broaden permissible imports in other ways. For example, versions of the House and Senate bills introduced in 2009 to reform the health care industry in the United States included provisions that would have allowed the importation of pharmaceuticals from Canada and other countries. Although the provisions were not included in the final legislation passed by each chamber, we believe there will likely be future efforts to reintroduce similar proposals. Even if such changes to the U.S. import laws are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs and Border Protection and other government agencies. For example, Public Law Number 111-83, which was signed into law in October 2009 and provided appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits the U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the FFDCA. In addition, certain state and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may also launch importation efforts.

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

As part of the Inamed acquisition, we assumed Inamed’s product liability risks, including any product liability for its past and present manufacturing of breast implant products. The manufacture and sale of breast implant products has been and continues to be the subject of a significant number of product liability claims due to allegations that the medical devices cause disease or result in complications, rare lymphomas and other health conditions due to rupture, deflation or other product failure. Historically, other breast implant manufacturers that suffered such claims in the 1990’s were forced to cease operations or even to declare bankruptcy.

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

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including Botox®, breast implants, eye care pharmaceuticals, urologics products, skin care products, obesity intervention products and facial dermal fillers, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. These concerns may be increased by negative publicity, even if the publicity is inaccurate. For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further alleged that we failed to adequately warn patients of the risks relating to Botox® use. In addition, recent reports have suggested a possible association between anaplastic large cell lymphoma, or ALCL, and breast implants. In January 2011, the FDA released preliminary findings and analysis regarding recent reports in the scientific community that have suggested a possible association between saline and silicone gel-filled breast implants and anaplastic large cell lymphoma, or ALCL, a very rare form of cancer. The FDA believes that, based on its review of limited scientific data, women with breast implants may have a very small but increased risk of developing ALCL in the scar capsule adjacent to the implant. Negative publicity — whether accurate or inaccurate — about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, or new government regulations, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products, biologic products and medical devices are prescribed and purchased. In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which substantially changes the way health care is financed by both governmental and private insurers, subjects biologic products to potential competition by lower-cost biosimilars, and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the PPACA:

•	Establishes a licensure framework for biosimilar products;

•	Establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

Increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1 percent and 13 percent of the average manufacturer price, or AMP, for branded and generic drugs, respectively;

•

Expands manufacturers’ rebate responsibilities for outpatient drugs by extending the 340B program to additional providers including certain children’s hospitals, free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, effective January 2010;

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

•

Requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011;

•	Establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning January 2011; and

•	Establishes a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013.

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

Title VII of the PPACA, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates a new licensure framework for biosimilar products, which could ultimately subject our biologic products, including Botox®, to competition. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Previously, there had been no licensure pathway for such a follow-on product. While we do not anticipate that the FDA will license a biosimilar of Botox® for several years, given the need to generate data sufficient to demonstrate “biosimilarity” to or “interchangeability” with the branded biologic according to the criteria set forth in the BPCIA, as well as the need for the FDA to implement the BPCIA’s provisions with respect to particular classes of biologic products, we note that the FDA held a public meeting in November, 2010 to seek stakeholder input on the subject and has the authority to approve biosimilar products whether or not the Agency first publishes guidance or promulgates regulations for biosimilar applicants. We cannot guarantee that our biologic products such as Botox® will not eventually become subject to direct competition by a licensed biosimilar.

Other legislative and regulatory reform measures, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, the Deficit Reduction Act of 2005, or DRA, and the Hospital Outpatient Prospective Payment System, or HOPPS, continue to significantly influence how our products are priced and reimbursed. For example, effective January 1, 2006, the MMA established a new Medicare outpatient prescription drug benefit under Part D. Further, among other things, the DRA required states to collect drug utilization data for single source drugs and certain multiple source drugs administered by physicians as a condition of federal financial participation to be available for the drugs, and required the Centers for Medicare & Medicaid Services, or CMS, the federal agency that both administers the Medicare program and administers and oversees the Medicaid Drug Rebate Program, to amend certain formulas used to calculate pharmacy reimbursement and rebates under Medicaid and to publish final regulations. In July 2007, CMS issued a final rule that, among other things, clarifies and changes how drug manufacturers must calculate and report key pricing data under the Medicaid Drug Rebate Program. This data is used by CMS and state Medicaid agencies to calculate rebates owed by manufacturers under the Medicaid Drug Rebate Program and to calculate the federal upper limits on cost-sharing for certain prescription drugs. In December 2007, following a judicial challenge brought by a national association of pharmacies, a federal judge ordered an injunction that prevents CMS from implementing portions of its July 2007 final rule, as they affect Medicaid payments to pharmacies and the sharing by CMS of certain drug pricing data. In addition, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was passed in July 2008, delayed the implementation dates of these portions of the July 2007 Medicaid final rule. The MIPPA prohibited the computation of Medicaid payments based on AMP and the public availability of AMP data through September 2009. The PPACA made certain changes that directly affect the provisions that were enjoined. Under the PPACA, key terms used for calculating manufacturer rebates and Medicaid payments for drugs, including AMP, have been redefined. The PPACA also made certain changes to establish adequate pharmacy reimbursement and limited the AMP information that may be publicly disclosed to weighted averages of multiple source drugs. These changes went into effect on October 1, 2010. At this time, uncertainties remain as to how the PPACA will be fully implemented and the extent to which such implementation could lead to reduced payments to pharmacies and others dispensing prescriptions for certain pharmaceutical products. These and other cost containment measures and health care reforms could adversely affect our ability to sell our products.

Furthermore, effective January 1, 2008, CMS reduced Medicare reimbursement for most separately payable physician-administered drugs under the hospital outpatient prospective payment system from an average sales price plus six percent to plus five percent. An additional reduction to average sales price plus four percent went into effect January 1, 2009, which continued for 2010. For calendar year 2011, CMS increased Medicare reimbursement to average sales price plus five percent, but further reductions may be imposed in the future.

Other recent federal regulatory changes include a final rule issued by the U.S. Department of Defense, or DoD, placing pricing limits on certain branded pharmaceutical products. Under the rule, effective May 26, 2009, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings utilized by other DoD programs. Pursuant to the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to modify their existing contracts with the DoD and to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. The refunds required by the rule exempt certain prescriptions covered by manufacturer requests for a waiver. On October 15, 2010, the DoD issued a final rule, effective December 27, 2010, pursuant to which the DoD collects refunds as the means to subject prescriptions to the price ceilings and can take action against a manufacturer for failure to honor a requirement of the regulation or an agreement under the regulation. The new rule no longer penalizes manufacturers for failure to make an agreement with the DoD, because manufacturers may voluntarily elect not to participate in the TRICARE Pharmacy Benefits Program for any particular drug. Further, on October 26, 2010, the U.S. Government Accountability Office issued a report concluding that the DoD complied with the applicable procedural requirements in implementing the final rule. The issue of DoD’s statutory authority to impose retroactive and prospective liability through refunds is on appeal.

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

Our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	adverse changes in tariff and trade protection measures;

•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	differing labor regulations;

•	changing economic conditions in countries where our products are sold or manufactured or in other countries;

•	differing local product preferences and product requirements;

•	exchange rate risks;

•	restrictions on the repatriation of funds;

•	political unrest and hostilities;

•	product liability, intellectual property and other claims;

•	differing quality control standards and assays;

•	new export license requirements;

•	differing degrees of protection for intellectual property; and

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities. All companies that manufacture, market and distribute pharmaceuticals and medical devices, including us, are subject to extensive, complex, costly and evolving regulation by federal governmental authorities, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and similar foreign and state government agencies. Failure to comply with the regulatory requirements of the FDA, DEA and other comparable U.S. and foreign regulatory agencies may subject a company to administrative or judicially imposed sanctions, including, among others, a refusal to approve a pending application to market a new product or a new indication for an existing product. The FFDCA, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the research, testing, manufacturing, packing, labeling, storing, record keeping, safety, effectiveness, approval, advertising, promotion, sale and distribution of our products.

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

The process for obtaining governmental approval to manufacture and to commercialize pharmaceutical and medical device products is rigorous, costly and typically takes many years, and we cannot predict the extent to which we may be affected by intervening legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and distributing our products. We may fail to obtain approval from the FDA or other governmental authorities for our product candidates, or we may experience delays in obtaining such approvals, due to varying interpretations of data or our failure to satisfy rigorous efficacy, safety and manufacturing quality standards. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting or revoking our ability to sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans, results of operations and stock price. Despite the time and expense exerted, regulatory approval is never guaranteed.

Even after we obtain regulatory approval or clearance for a product candidate or new indication, we are subject to extensive additional regulation, including implementation of REMS programs, completion of post-marketing clinical studies mandated by the FDA, and compliance with regulations relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above. In addition, we are subject to adverse event reporting regulations that require us to report to the FDA if our products are associated with a death or serious injury. If we or any third party that we involve in the testing, packaging, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to, among other things, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, suspension or revocation of approvals, operating restrictions and/or criminal prosecution.

In the past few years, the FDA has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has expressed concern regarding the pharmaceutical and medical device industry’s compliance with the agency’s regulations and guidance governing direct-to-consumer advertising, and has increased its scrutiny of such promotional materials. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. Physicians may prescribe pharmaceutical and biologic products, and utilize medical device products for uses that are not described in the product’s labeling or differ from those tested by us and approved or cleared by the FDA. While such off-label uses are common and the FDA does not regulate a physician’s practice of medicine, the FDA takes the position that a manufacturer’s communications regarding an approved product’s off-label uses are restricted by federal statutes, FDA regulations and other governmental communications. For example, the FDA issued final guidelines on January 13, 2009 setting forth “good reprint practices” for drug and medical device manufacturers, which provide detailed requirements drug and device companies must follow when disseminating journal articles and referencing publications describing off-label uses of their approved products to health care professionals and entities. The standards associated with such laws and rules are complex, not well defined or articulated and are subject to conflicting interpretations. If, in the view of the FDA or other governmental agency, our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and on January 19, 2011, announced 25 actions that the FDA intends to implement during 2011 to reform the review process governing the clearance of medical devices. Among these actions, the FDA plans to issue multiple guidance to industry clarifying submission requirements. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market and distribute existing products.

Compliance with the requirements of domestic and international laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, and if we are unable to or fail to comply, our business may be adversely affected.

We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

The federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other hand. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

The HIPAA created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

In September 2009, we received service of process of an Investigative Demand from the Department of Justice for the State of Oregon requesting the production of documents relating to our sales and marketing practices in connection with Aczone®. In December 2009, we produced documents in response to the Investigative Demand.

In June 2010, we received service of process of a Subpoena from the U.S. Securities and Exchange Commission. The subpoena requests the production of documents relating to our affiliation with Acadia Pharmaceuticals, Inc., or Acadia, and our sale of Acadia securities. In September 2010, we produced documents responsive to the Subpoena. In January 2011, the SEC issued additional Subpoenas seeking further information, which was provided in February 2011.

In December 2010, we received service of process of a Subpoena Duces Tecum from the State of New York, Office of the Medicaid Inspector General. The subpoena requests the production of documents relating to our Eye Care Business Advisor Group, Allergan Access, and BSM Connect for Ophthalmology.

In February 2011, we received service of a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York, Civil Frauds Unit. The Investigative Demand requests the production of documents and responses to written interrogatories relating to our best prices provided to Medicaid for certain of our ophthalmic products.

In March 2008, we received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice, or DOJ, for the Northern District of Georgia requesting the production of documents relating to our sales and marketing practices in connection with certain therapeutic uses of Botox®. In September 2010, we announced that we reached a resolution with the DOJ, or the DOJ Settlement, regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. As part of the DOJ Settlement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.

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

We have entered into collaborative arrangements with third parties to develop and market certain products, including our collaboration with MAP Pharmaceuticals, Inc to develop and commercialize Levadex™ in the United States, our strategic development and license agreement with Serenity Pharmaceuticals, LLC, or Serenity, for the development and commercialization of Ser-120, our agreement with Stiefel to develop and commercialize new products that include tazarotene, our collaboration with Spectrum for the development and commercialization of apaziquone and our agreement with Bristol-Myers Squibb for the development of an investigational neuropathic pain medicine. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. For instance, in 2010, Serenity’s Phase III clinical trials for the development and commercialization of Ser-120 failed to meet their primary efficacy endpoints and we are currently evaluating a revised clinical plan. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, our licensing revenues and/or the number of products from which we could receive future revenues could decline.

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in marketing our products or electing whether or not to pursue any of the planned activities. We cannot fully control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products to the detriment of our collaboration. In addition, our partners may not perform their obligations as expected. Company business combinations, significant changes in a collaborative partner’s business strategy, or its access to financial resources may adversely affect a partner’s willingness or ability to complete its obligations. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partners were to terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, we could be materially and adversely affected.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, there have been a number of recent proposals, including by Congress and the Treasury as well as various government appointed and outside commissions, that could substantially impact the U.S. taxation of U.S.-based multinational corporations such as Allergan. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other local, state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

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

Our total indebtedness as of December 31, 2010 was approximately $2,204.8 million. This indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things, incur liens or engage in sale lease-back transactions and engage in consolidations, mergers and asset sales.

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, customers or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us. See Item 3 of Part I of this report, “Legal Proceedings” and Note 13, “Legal Proceedings,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.

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

Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We own and lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own one facility in Texas for manufacturing and warehousing. In connection with our 2010 acquisition of Serica, we produce clinical supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts.

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

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting our motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court. In May 2010, the supreme court heard oral arguments. In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings. In October 2010, plaintiffs filed a challenge to the assignment of this matter to the presiding judge alleging a conflict of interest. In November 2010, plaintiffs’ challenge was denied. In December 2010, plaintiffs filed a petition for writ of mandate in the Court of Appeal of the State of California seeking to overturn the order denying their challenge. In December 2010, the court of appeal denied the petition. In December 2010, plaintiffs filed a petition for review with the Supreme Court of the State of California. In January 2011, the court set trial for August 1, 2011. In February 2011, the supreme court denied plaintiffs’ petition for review.

Allergan, Inc. v. Cayman Chemical Company, et al.

In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California. In the complaint, we allege that the defendants are infringing U.S. Patent No. 6,262,105 licensed to us by Murray A. Johnstone, M.D. In January 2008, we filed a motion for leave to file a second amended complaint to add Dr. Johnstone, the holder of U.S. Patent No. 6,262,105, as a plaintiff and to add Global MDRx and ProCyte Corporation, or ProCyte, as defendants. In March 2008, the court granted the motion for leave to file a second amended complaint. In April 2008, we filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants.

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

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc., et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 2010 trial date for both cases. In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint. In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials. In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute. In March 2010, the court granted Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic’s motion for judgment on the pleadings. In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC, under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them. In May 2010, pursuant to a stipulation filed by the plaintiffs and all defendants against whom there are currently claims pending in the two consolidated actions, the court entered an order stating that a final judgment will be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal without further delay to the U.S. Court of Appeals for the Federal Circuit, and further stating that all U.S. District Court proceedings in both consolidated actions will be stayed pending completion of our appeal of the dismissal of our unfair competition claim. In May 2010, we filed a notice of appeal with the court of appeals. In August 2010, we filed a motion for summary reversal or, in the alternative, for expedited treatment with the court of appeals and defendants filed an opposition to our motion. In October 2010, the court of appeals denied our motion for summary reversal, or in the alternative, for expedited treatment. In January 2011, the court of appeals scheduled oral argument for March 9, 2011.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, we filed a motion for summary judgment against plaintiff Spears, which the court denied in December 2009. The trial related to plaintiff Spears began in January 2010. In March 2010, the jury returned a verdict in our favor and the court entered a judgment on the special verdict. In April 2010, plaintiff Spears filed a motion for a new trial which the court denied in May 2010. In June 2010, we and plaintiff Spears entered into a settlement agreement under which we agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment. In September 2010, the trial related to plaintiff Bryant began and we subsequently entered into a settlement agreement with plaintiff Bryant. In January 2011, the court set the next trial for September 6, 2011.

Alphagan® P Patent Litigation

In February 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, indicating that Exela had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or the FDA, for a generic form of Alphagan® P 0.15%. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15%, are invalid and/or not infringed by the proposed Exela product. In March 2007, we filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.”, or the Exela Action. In our complaint, we allege that Exela’s proposed product infringes U.S. Patent No. 6,641,834. In April 2007, we filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants.

In April 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Inc., or Apotex, indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P 0.15% and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15% and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, we filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex Inc. and Apotex Corp.”, or the Apotex Action. In our complaint, we allege that Apotex’s proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337. In June 2007, Apotex filed its answer, including defenses and counterclaims. In July 2007, we filed a response to Apotex’s counterclaims.

In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela Action and the Apotex Action in the District of Delaware. In August 2007, the panel granted the motion and transferred the Exela Action to the District of Delaware for coordinated or consolidated pretrial proceedings with the Apotex Action. In March 2008, the defendants in the Exela Action consented to trial in Delaware. In January 2009, we and defendants Paddock Laboratories, Inc. and Pharmaforce, Inc. entered into a settlement agreement under which these defendants agreed to refrain from selling or manufacturing a generic version of Alphagan® P 0.15% in exchange for our dismissing all claims against them. Trial was held in March 2009 for the remaining defendants in the Apotex Action and the Exela Action. In October 2009, the court ruled that all five patents (U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337) asserted by us are valid and enforceable against the defendants, that Apotex’s proposed generic versions of Alphagan® P 0.1% and 0.15% infringe each of the five patents, and that Exela’s proposed generic version of Alphagan® P 0.15% infringes U.S. Patent No. 6,641,834, which was the only patent asserted against it. Pursuant to the Hatch-Waxman Act, the FDA is required to delay approval of defendants’ proposed generic products until after our last applicable patent expires in 2022. In November 2009, Apotex and Exela filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In March 2010, Apotex and Exela filed their opening briefs with the court of appeals. In May 2010, we filed our responsive briefs with the court of appeals. In July 2010, Apotex and Exela filed their reply briefs with the court of appeals. In November 2010, the court of appeals scheduled oral argument for January 10, 2011. On January 10, 2011, the court of appeals heard oral argument and took the matter under submission.

Zymar® Patent Litigation

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, or the ‘045 patent, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex Inc., et al.” in the U.S. District Court for the District of Delaware. The complaint alleges infringement of the ‘045 patent. In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint. In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint. A three-day bench trial was conducted in January 2010. In March and April 2010, the parties filed their post-trial briefs. In June 2010, the court ruled that Apotex’s proposed generic version of Zymar® infringes claims 1-3, 6, 7 and 9 of the ‘045 patent and that claims 1-3 and 6-9 are invalid as obvious. The court further ruled that Apotex failed to prove that claims 6 and 7 are invalid for lack of enablement and that Apotex failed to prove that the ‘045 patent is unenforceable for inequitable conduct. In June 2010, we, Senju and Kyorin filed a motion for a new trial or, alternatively, to amend judgment and findings regarding claim 7. In July 2010, Apotex filed an answer to our motion and we filed a reply to Apotex’s answer to our motion. In November 2010, the court dismissed our motion for a new trial without prejudice to renew and opened the record of the litigation so that additional evidence may be submitted.

In August 2010, we filed a statement of claim entitled “Allergan, et al. & Kyorin Pharmaceutical Co., LTD v. Apotex Inc., et al.” in the Federal Court of Canada at Ottawa, Ontario, Canada. The statement of claim alleges that Apotex’s product infringes Canadian Patent No. 1,340,316 covering Zymar®. In September 2010, Apotex filed a motion to strike the statement of claim. In November 2010, the court dismissed the motion to strike. In November 2010, Apotex filed a notice of appeal regarding the dismissed motion to strike.

Combigan® Patent Litigation

In February 2009 and April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech Pharmacal Co. Inc., or Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz product and by the proposed Hi-Tech product. We filed complaints against Sandoz and Hi-Tech in the U.S. District Court for the Eastern District of Texas in April 2009 and June 2009, respectively, alleging, in each case, that the defendant’s proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. In June 2009, Sandoz filed a motion to dismiss and we filed a response to this motion in July 2009. In July 2009, Hi-Tech filed a motion to dismiss and we filed a response to this motion in September 2009. In August 2009, Sandoz withdrew its motion to dismiss. In October 2009, Hi-Tech filed a reply to our response. In October 2009, we filed a motion to consolidate the Hi-Tech action and the Sandoz action and the court granted our motion to consolidate the two actions. In November 2009, Hi-Tech withdrew its motion to dismiss.

In September 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon Research, Ltd., or Alcon, indicating that Alcon had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Alcon contends that U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Alcon product. In November 2009, we filed a complaint against Alcon in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that Alcon’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463.

In October 2009 and November 2009, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,323,463. Sandoz filed an answer and counterclaims to our amended complaint in November 2009 and Hi-Tech filed an answer and counterclaims in December 2009. We filed an answer to Sandoz’s counterclaims in December 2009 and an answer to Hi-Tech’s counterclaims in January 2010. In January 2010, the Hi-Tech action and the Sandoz action were consolidated with the Alcon action.

In February 2010, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech contend that U.S. Patent No. 7,642,258, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In March 2010, we filed a second amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,642,258. Hi-Tech and Sandoz filed an answer and counterclaims to our second amended complaint in March 2010 and April 2010, respectively. In April 2010, we filed answers to Hi-Tech and Sandoz’s counterclaims. In April 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon indicating that Alcon had filed an ANDA seeking approval of a generic form of Combigan®. In their certification, Alcon contends that U.S. Patent No. 7,642,258, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Alcon product. In April 2010, we filed a first amended complaint against Alcon for patent infringement to assert U.S. Patent No. 7,642,258. In May 2010, Alcon filed an answer and counterclaims to our first amended complaint. In June 2010, we filed an answer to Alcon’s counterclaims. The court has scheduled an August 1, 2011 trial date for the consolidated Hi-Tech, Sandoz and Alcon actions.

In May 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex indicating that Apotex had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Apotex contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Apotex product. In June 2010, we filed a complaint against Apotex in the U.S. District Court for the Eastern District of

Texas, Marshall Division. The complaint alleges that Apotex’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258. In June 2010, we filed an amended complaint. In July 2010, Apotex filed an answer and counterclaims to our first amended complaint. In August 2010, we filed an answer to Apotex’s counterclaims. In September 2010, the Hi-Tech action, the Sandoz action, and the Alcon action were consolidated with the Apotex action.

In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Laboratories, Inc., Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., or Watson, indicating that Watson had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Watson contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Watson product. In September 2010, we filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that Watson’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463, and 7,642,258. In October 2010, Watson filed an unopposed motion to dismiss without prejudice Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., which the court granted. In October 2010, Watson filed an answer to the complaint and counterclaims. In November 2010, we filed an answer to Watson’s counterclaims. In February 2011, the court scheduled a November 4, 2013 trial date for the Watson action.

In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product. In February 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764. In February 2010, we received a Notice of Allegation letter from Sandoz Canada indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®. In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product. In March 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent No. 2,357,014. In May 2010, Sandoz Canada filed two motions to strike the application regarding Canadian Patent No. 2,225,626. In June 2010, the court denied Sandoz Canada’s first motion to strike. In August 2010, we entered into an agreement to discontinue our notice of application relating to Canadian Patent No. 2,357,014 in exchange for Sandoz Canada’s withdrawing its pending motion to strike the application regarding Canadian Patent No. 2,225,626. In November 2010, the court set the trial in this case for October 24, 2011.

In August 2010, we received a Notice of Allegation letter from Apotex Canada Inc., or Apotex Canada, indicating that Apotex Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Apotex Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626, 2,357,014 and 2,440,764 are invalid and/or not infringed by the proposed Apotex Canada product. In September 2010, we filed a notice of application in the Canadian Federal Court. The application alleges that Apotex Canada’s proposed product infringes Canadian Patent Nos. 2,225,626, 2,357,014 and 2,440,764. In December 2010, the court set the trial in this case for November 28, 2011.

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

In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Paddock contends that U.S. Patent Nos. 7,759,359 and 7,763,635, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product. In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Watson contends that U.S. Patent Nos. 7,759,359 and 7,763,635, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Watson product.

In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Watson contends that U.S. Patent Nos. 7,781,448 and 7,781,449, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Watson product. In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Paddock contends that U.S. Patent Nos. 7,781,448 and 7,781,449 listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product. In September 2010, the court consolidated the Watson and Sandoz action with the Paddock action.

In October 2010, we, Endo and Supernus filed a complaint against Watson in the U.S. District Court for the District of Delaware. The complaint alleges that Watson’s proposed product infringes U.S. Patent Nos. 7,781,448 and 7,781,449. In October 2010, Watson filed an answer and counterclaims in response to the complaint. In

October 2010, we, Endo and Supernus filed a complaint against Paddock in the U.S. District Court for the District of Delaware. The complaint alleges that Paddock’s proposed product infringes U.S. Patent Nos. 7,781,448 and 7,781,449. In October 2010 and November 2010, Paddock filed answers and counterclaims in response to the complaints. In October 2010, we, Endo and Supernus filed a complaint against Watson and an amended complaint against Paddock and another defendant in the United States District Court for the District of Delaware. The complaint and amended complaint allege that the defendants’ proposed products infringe U.S. Patent Nos. 7,781,448 and 7,781,449. In October 2010, Paddock filed an answer to the first amended complaint and counterclaims regarding U.S. Patent No. 7,410,978.

In November 2010, Paddock filed an answer to the amended complaint and counterclaims regarding U.S. Patent Nos. 7,781,448 and 7,781,449. In November 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In their certification, Sandoz contends that U.S. Patent Nos. 7,759,359, 7,763,635, 7,781,448, and 7,781,449, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Sandoz product.

In December 2010, we, Endo, and Supernus filed an answer to Paddock’s counterclaims with respect to U.S. Patent Nos. 7,410,978, 7,781,448, and 7,781,449. In December 2010, we, Endo, and Supernus filed an answer to Watson’s counterclaims with respect to U.S. Patent Nos. 7,781,448 and 7,781,449. In December 2010, we, Endo, and Supernus filed an amended answer to Paddock’s counterclaims with respect to U.S. Patent Nos. 7,410,978, 7,781,448, and 7,781,449, and brought an infringement claim regarding U.S. Patent No. 7,759,359. In December 2010, we, Endo, and Supernus filed an amended answer to Watson’s counterclaims with respect to U.S. Patent Nos. 7,410,978, 7,781,448 and 7,781,449, and brought an infringement claim regarding U.S. Patent No. 7,759,359.

In January 2011, we, Endo, and Supernus filed a complaint against Sandoz in the United States District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,759,359, 7,763,635, 7,781,448, and 7,781,449. In February 2011, Sandoz filed an answer to our complaint and counterclaims. In February 2011, the court consolidated this action with the Watson, Sandoz, and Paddock actions.

Latisse® Patent Litigation

In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Apotex contends that U.S. Patent Nos. 7,351,404 and 7,388,029, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Apotex product. In September 2010, we and Duke University filed a complaint against Apotex in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that Apotex’s proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029, and 6,403,649. In November 2010, Apotex filed an answer to the complaint and counterclaims. In January 2011, we filed an answer to Apotex’s counterclaims.

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

        In December 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Sandoz product. In January 2010, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649. In February 2010, Sandoz filed an answer and counterclaim to our complaint and we filed an answer to Sandoz’s counterclaim in March 2010. In April 2010, the court consolidated the Barr and Sandoz actions and scheduled a trial date for February 1, 2011. In July 2010, we filed an amended complaint against Teva Pharmaceuticals USA, Inc., or Teva, and Teva Pharmaceutical Industries Ltd. upon belief that Barr is a wholly-owned subsidiary of Teva. In August 2010, Teva filed an answer and affirmative defenses to our amended complaint. In January and February 2011, the court held a bench trial and took the matter under submission.

Government Investigations

In September 2009, we received service of process of an Investigative Demand from the Department of Justice for the State of Oregon. The Investigative Demand requests the production of documents relating to our sales and marketing practices in connection with Aczone®. In December 2009, we produced documents in response to the Investigative Demand.

In June 2010, we received service of process of a Subpoena from the U.S. Securities and Exchange Commission, or SEC. The subpoena requests the production of documents relating to our affiliation with Acadia Pharmaceuticals, Inc., or Acadia, and our sale of Acadia securities. In September 2010, we produced documents responsive to the Subpoena. In January 2011, the SEC issued additional Subpoenas seeking further information, which was provided in February 2011.

In December 2010, we received service of process of a Subpoena Duces Tecum from the State of New York, Office of the Medicaid Inspector General. The subpoena requests the production of documents relating to our Eye Care Business Advisor Group, Allergan Access, and BSM Connect for Ophthalmology.

In February 2011, we received service of a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York, Civil Frauds Unit. The Investigative Demand requests the production of documents and responses to written interrogatories relating to our best prices provided to Medicaid for certain of our ophthalmic products.

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

Stockholder Derivative Litigation

In September 2010, Louisiana Municipal Police Employees’ Retirement System filed a stockholder derivative complaint against our current Board of Directors, or Board, which includes David E.I. Pyott, Herbert W. Boyer, Ph.D., Gavin S. Herbert, Leonard D. Schaeffer, Michael R. Gallagher, Stephen J. Ryan, M.D., Russell T. Ray, Trevor M. Jones, Ph.D., Robert A. Ingram, Louis J. Lavigne, Jr., Deborah Dunsire, M.D. and Dawn Hudson, and Allergan, Inc. in the Court of Chancery of the State of Delaware. The complaint alleges breaches of fiduciary duties relating to our alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the DOJ Settlement to the defendants. In October 2010, the plaintiff filed an amended complaint and we and the individual defendants filed motions to dismiss.

In November 2010, we received a demand for inspection of books and records from U.F.C.W. Local 1776 & Participating Employers Pension Fund. In November 2010, the U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a motion to intervene in the Louisiana Municipal Police Employees’ Retirement System action, which was denied by the court in January 2011.

In September 2010, Daniel Himmel filed a stockholder derivative complaint against our Board, Handel E. Evans, Ronald M. Cresswell, Louis T. Rosso, Karen R. Osar, Anthony H. Wild, and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities laws, breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.

In September 2010, Willa Rosenbloom filed a stockholder derivative complaint against our Board and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities law, breaches of fiduciary duties, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.

In September 2010, Pompano Beach Police & Firefighters’ Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against our Board and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs. In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which the court granted in October 2010. In November 2010, the plaintiffs filed their consolidated complaint. In December 2010, we filed a motion to stay the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action. In December 2010, we and the individual defendants filed motions to dismiss the consolidated complaint.

In October 2010, Julie Rosenberg filed a stockholder derivative complaint against our Board and Allergan, Inc. in the Superior Court for the State of California for the County of Orange. The complaint alleges breaches of fiduciary duties and seeks, among other things, damages, attorneys’ fees, and costs. In December 2010, the court stayed this matter pending the decision on the motions to dismiss filed in the Louisiana Municipal Police Employees’ Retirement System action.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	$00000	$00000	$00000	$00000	$00000	$00000
	2010			2009
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$55.25	$65.79	$0.05	$35.41	$50.89	$0.05
Second	56.26	65.87	0.05	43.01	50.00	0.05
Third	57.45	67.53	0.05	44.78	58.84	0.05
Fourth	64.95	74.94	0.05	53.32	64.08	0.05

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”

The approximate number of stockholders of record of our common stock was 5,175 as of February 17, 2011.

On February 1, 2011, our Board of Directors declared a cash dividend of $0.05 per share, payable March 11, 2011 to stockholders of record on February 18, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2010.

	MaximumNumber	MaximumNumber	MaximumNumber	MaximumNumber
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2010 to October 31, 2010	266,500	$68.94	266,500	14,510,369
November 1, 2010 to November 30, 2010	733,700	69.67	733,700	16,272,230
December 1, 2010 to December 31, 2010	255,400	68.97	255,400	16,413,178

Total	1,255,600	$69.37	1,255,600	N/A

(1)

We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2010, we held approximately 2.0 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	$000000	$000000	$000000	$000000	$000000
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Summary of Operations
Product net sales	$4,819.6	$4,447.6	$4,339.7	$3,879.0	$3,010.1
Other revenues	99.8	56.0	63.7	59.9	53.2

Total revenues	4,919.4	4,503.6	4,403.4	3,938.9	3,063.3
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	722.0	750.9	761.2	673.2	575.7
Selling, general and administrative	2,017.6	1,921.5	1,856.1	1,680.2	1,333.4
Research and development	804.6	706.0	797.9	718.1	1,055.5
Amortization of acquired intangible assets	138.0	146.3	150.9	121.3	79.6
Legal settlement	609.2	—	—	—	—
Intangible asset impairment and related costs	369.1	—	—	—	—
Restructuring charges	0.3	50.9	41.3	26.8	22.3

Operating income (loss)	258.6	928.0	796.0	719.3	(3.2)
Non-operating expense	(87.8)	(79.5)	(33.8)	(54.9)	(16.3)

Earnings (loss) from continuing operations before income taxes	170.8	848.5	762.2	664.4	(19.5)
Earnings (loss) from continuing operations	4.9	623.8	564.7	487.0	(127.0)
Loss from discontinued operations	—	—	—	(1.7)	—
Net earnings attributable to noncontrolling interest	4.3	2.5	1.6	0.5	0.4
Net earnings (loss) attributable to Allergan, Inc.	$0.6	$621.3	$563.1	$484.8	$(127.4)

Basic earnings (loss) per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.00	$2.05	$1.85	$1.59	$(0.43)
Discontinued operations	—	—	—	—	—
Diluted earnings (loss) per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.00	$2.03	$1.84	$1.58	$(0.43)
Discontinued operations	—	—	—	(0.01)	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$3,993.7	$3,106.3	$2,270.6	$2,124.2	$2,130.3
Working capital	2,465.3	2,294.7	1,573.6	1,408.5	1,472.2
Total assets	8,308.1	7,536.6	6,791.8	6,578.8	5,765.4
Long-term debt, excluding current portion	1,534.2	1,491.3	1,570.5	1,499.4	1,491.1
Total stockholders’ equity	4,757.7	4,822.8	4,050.7	3,794.5	3,213.5

In the first quarter of 2009, we adopted updates to Financial Accounting Standards Board guidance related to the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion and have retrospectively adjusted the information included in the summary of operations for the years ended December 31, 2008 and 2007 and the information included in the financial position as of December 31, 2008, 2007 and 2006. Based on an accounting policy election, we did not retrospectively adjust the information included in the summary of operations for the year ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2010, and our financial condition at December 31, 2010. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.4 million and $3.3 million at December 31, 2010 and 2009, respectively. Provisions for cash discounts deducted from consolidated sales in 2010, 2009 and 2008 were $55.2 million, $50.4 million and $42.1 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2010 and 2009 were $52.3 million and $41.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 4, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $389.3 million, $360.6 million and $327.7 million in 2010, 2009 and 2008, respectively. The increases in the amount of allowances for sales returns at December 31, 2010 compared to December 31, 2009 and the provisions for sales returns in 2010 compared to 2009 are primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and the genericization in the United States of certain eye care pharmaceutical products. The increase in the provisions for sales returns in 2009 compared to 2008 is primarily due to increased sales returns related to breast implant products, additional provisions for returns related to the genericization in the United States of certain eye care pharmaceutical products and a small increase in estimated product return rates for our other specialty pharmaceuticals products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $186.5 million and $158.6 million at December 31, 2010 and 2009, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $565.3 million, $473.8 million and $306.2 million in 2010, 2009 and 2008, respectively. The increases in the amounts accrued at December 31, 2010 compared to December 31, 2009 and the provisions for sales rebates and other incentive programs in 2010 compared to 2009 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation, and increased overall product sales volume. The increase in the provisions for sales rebates and other incentive programs in 2009 compared to 2008 is primarily due to an increase in the number of incentive programs offered and an increase in activity under previously established incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2010 and 2009, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 8.25% for 2010, which is the same rate used for 2009 and 2008. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.85%, 6.03% and 6.82% for 2010, 2009 and 2008, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2011 pre-tax pension benefit cost by approximately $1.6 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2010 were 5.51% and 5.57%, respectively, and at December 31, 2009 were 6.04% and 6.16%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2010 were 6.04% and 6.16%, respectively, for 2009, 6.19% and 5.71%, respectively, and for 2008, 6.25% and 5.50%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2011 pre-tax pension benefit costs by approximately $4.1 million and increase our pension plans’ projected benefit obligations at December 31, 2010 by approximately $34.7 million.

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

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States, California and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $4.3 million and $4.6 million at December 31, 2010 and 2009, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2010, we had approximately $2,109.4 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

We recorded a tax benefit of $21.4 million in the fourth quarter of 2010 in connection with the total fiscal year 2010 pre-tax charges of $609.2 million related to the global settlement with the U.S. Department of Justice, or DOJ.

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

On July 1, 2010, we completed a business combination agreement and effected a revised distribution agreement with our distributor in Turkey. We paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of our products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million as of the acquisition date. On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On July 7, 2009, we acquired a 50.001% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company, or Samil, for approximately $14.8 million, net of cash acquired. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Impairment Evaluations for Goodwill and Purchased Intangible Assets

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of each of our reporting units to their estimated fair value. We have identified two reporting units, specialty pharmaceuticals and medical devices, and currently perform our annual evaluation as of October 1 each year.

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the October 2010 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of December 31, 2010, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, or the Sanctura® Assets, which we acquired in connection with our 2007 acquisition of Esprit Pharma Holding Company, Inc., or Esprit, and certain subsequent licensing and commercialization transactions, had become impaired. We determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the current carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes a charge of $343.2 million for the impairment of the Sanctura® intangible assets. We did not record any impairment charges in 2009. In 2008, we recorded a pre-tax impairment charge of $5.6 million for an intangible asset related to the phase out of a collagen product.

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

Operations

Headquartered in Irvine, California, we are a multi-specialty health care company focused on discovering, developing and commercializing innovative pharmaceuticals, biologics, medical devices and over-the-counter products that enable people to live life to its greatest potential — to see more clearly, move more freely and express themselves more fully. Our diversified approach enables us to follow our research and development into new specialty areas where unmet needs are significant.

We discover, develop and commercialize specialty pharmaceutical, biologics, medical devices and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At December 31, 2010, we employed approximately 9,200 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2010	2009	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,262.0	$2,100.6	$161.4	$146.5	$14.9	7.7%	7.0%	0.7%
Botox®/Neuromodulator	1,419.4	1,309.6	109.8	93.0	16.8	8.4%	7.1%	1.3%
Skin Care	229.5	208.0	21.5	21.0	0.5	10.3%	10.1%	0.2%
Urologics	62.5	65.6	(3.1)	(3.1)	—	(4.7)%	(4.7)%	—%

Total Specialty Pharmaceuticals	3,973.4	3,683.8	289.6	257.4	32.2	7.9%	7.0%	0.9%

Medical Devices:
Breast Aesthetics	319.1	287.5	31.6	31.9	(0.3)	11.0%	11.1%	(0.1)%
Obesity Intervention	243.3	258.2	(14.9)	(18.2)	3.3	(5.8)%	(7.0)%	1.2%
Facial Aesthetics	283.8	218.1	65.7	62.2	3.5	30.1%	28.5%	1.6%

Total Medical Devices	846.2	763.8	82.4	75.9	6.5	10.8%	9.9%	0.9%

Total product net sales	$4,819.6	$4,447.6	$372.0	$333.3	$38.7	8.4%	7.5%	0.9%

Domestic product net sales	62.6%	65.4%
International product net sales	37.4%	34.6%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$401.6	$414.5	$(12.9)	$(15.6)	$2.7	(3.1)%	(3.8)%	0.7%
Lumigan® Franchise	526.7	456.5	70.2	71.3	(1.1)	15.4%	15.6%	(0.2)%
Restasis®	620.5	522.9	97.6	96.7	0.9	18.7%	18.5%	0.2%
Sanctura® Franchise	62.5	65.6	(3.1)	(3.1)	—	(4.7)%	(4.7)%	—%
Latisse®	81.8	73.7	8.1	7.6	0.5	11.0%	10.4%	0.6%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2009	2008	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,100.6	$2,009.1	$91.5	$144.9	$(53.4)	4.6%	7.2%	(2.6)%
Botox®/Neuromodulator	1,309.6	1,310.9	(1.3)	32.5	(33.8)	(0.1)%	2.5%	(2.6)%
Skin Care	208.0	113.7	94.3	94.4	(0.1)	82.9%	83.0%	(0.1)%
Urologics	65.6	68.6	(3.0)	(3.0)	—	(4.4)%	(4.4)%	—%

Total Specialty Pharmaceuticals	3,683.8	3,502.3	181.5	268.8	(87.3)	5.2%	7.7%	(2.5)%

Medical Devices:
Breast Aesthetics	287.5	310.0	(22.5)	(15.2)	(7.3)	(7.3)%	(4.9)%	(2.4)%
Obesity Intervention	258.2	296.0	(37.8)	(32.2)	(5.6)	(12.8)%	(10.9)%	(1.9)%
Facial Aesthetics	218.1	231.4	(13.3)	(7.1)	(6.2)	(5.7)%	(3.1)%	(2.6)%

Total Medical Devices	763.8	837.4	(73.6)	(54.5)	(19.1)	(8.8)%	(6.5)%	(2.3)%

Total product net sales	$4,447.6	$4,339.7	$107.9	$214.3	$(106.4)	2.5%	4.9%	(2.4)%

Domestic product net sales	65.4%	64.6%
International product net sales	34.6%	35.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$414.5	$398.1	$16.4	$26.8	$(10.4)	4.1%	6.7%	(2.6)%
Lumigan® Franchise	456.5	426.2	30.3	46.4	(16.1)	7.1%	10.9%	(3.8)%
Restasis®	522.9	444.0	78.9	79.1	(0.2)	17.8%	17.8%	—%
Sanctura® Franchise	65.6	68.2	(2.6)	(2.6)	—	(3.8)%	(3.8)%	—%
Latisse®	73.7	—	73.7	73.7	—	—%	—%	—%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $372.0 million in 2010 compared to 2009 due to an increase of $289.6 million in our specialty pharmaceuticals product net sales and an increase of $82.4 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

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

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system. The PPACA includes provisions that we believe will have a significant negative impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, a future increase in the initial coverage limit for Medicare participants, future annual non-deductible fees on entities that manufacture or import branded prescription drugs offered for sale in the United States, and future excise taxes on the sales of medical devices in the United States. In 2010, we recognized a reduction in product net sales of approximately $14.8 million for additional rebates related to the PPACA. Based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales and operating expenses, resulting in a negative impact on our earnings on a pre-tax equivalent basis of approximately $70.0 million. In addition, we expect incremental price reductions and rebate increases mandated by European governments to also have a negative impact on our pre-tax earnings of approximately $30.0 million. In the aggregate, the incremental costs of the PPACA and European pricing pressures will have a negative impact on our fiscal year 2011 earnings on a pre-tax equivalent basis of approximately $100.0 million.

Eye care pharmaceuticals product net sales increased in 2010 compared to 2009 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.03%, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in new product sales of Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in new product sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, an increase in sales of Acuvail®, our next-generation preservative-free, non-steroidal anti-inflammatory, which was launched in the third quarter of 2009, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, our older-generation fluoroquinolone Zymar® and our non-steroidal anti-inflammatory drugs Acular® and Acular LS®.

Aggregate product net sales for Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS® decreased approximately $146.4 million in 2010 compared to 2009, primarily due to generic competition in the United States. However, total product net sales for our Alphagan® franchise, which includes Alphagan®, Alphagan® P 0.15%, Alphagan® P 0.1% and Combigan®, and our products containing ketorolac, which include Acular®, Acular LS® and Acuvail®, decreased approximately $86.9 million in the aggregate in 2010 compared to 2009. While we estimate that our product net sales will continue to be negatively impacted due to sales of generic formulations of Alphagan®, Alphagan® P 0.15%, Acular®, and Acular LS®, we expect that any such negative impact on product net sales will be partially offset by increased sales of Alphagan® P 0.1%, Combigan® and Acuvail®. In addition, we expect generic versions of Zymar® and Elestat® to be launched in the United States in early 2011. While we estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of these products, we expect that any such negative impact on product net sales will be partially offset by increased sales of Zymaxid® and Lastacaft™, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, which we launched in January 2011. We do not believe that our liquidity will be materially impacted in 2011 by generic competition.

We increased prices on certain eye care pharmaceutical products in the United States in 2010. Effective January 9, 2010, we increased the published U.S. list price for Combigan®, Alphagan® P 0.1% and Zymar® by five percent, Restasis® by four percent, Elestat® by ten percent and Acular® and Acular LS® by three percent. Effective April 3, 2010, we increased the published U.S. list price of Lumigan® by six percent. Effective July 10, 2010, we increased the published U.S. list price of Alphagan® P 0.15% by eight percent and Acular®, Acular LS®, and Acuvail® by three percent. Effective October 2, 2010, we increased the published U.S. list price of Restasis® by an additional five percent, Alphagan® P 0.1% by an additional four percent, and Combigan® by an additional six percent. These price increases had a positive net effect on our U.S. sales in 2010 compared to 2009, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

        Total sales of Botox® increased in 2010 compared to 2009 due to an increase in sales of Botox® for both cosmetic and therapeutic use in all of our principal geographic markets. We believe sales of Botox®, primarily Botox® Cosmetic, were negatively impacted in 2010 by the introduction of a competitive product that was launched in the United States in June 2009. Based on internal information and assumptions, we estimate in 2010 that Botox® therapeutic sales accounted for approximately 51% of total consolidated Botox® sales and grew at a rate of approximately 6% compared to 2009. In 2010, Botox® Cosmetic sales accounted for approximately 49% of total consolidated Botox® sales and increased by approximately 11% compared to 2009. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 77% in the third quarter of 2010, the last quarter for which market data is available.

Skin care product net sales increased in 2010 compared to 2009 primarily due to an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, and a small increase in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products. Effective January 9, 2010, we increased the published U.S. list price for Aczone® by approximately ten to sixteen percent, depending on package size, and Tazorac® and Avage® by approximately ten percent. Effective June 5, 2010, we increased the published U.S. list prices of Aczone® by approximately an additional six percent and Tazorac® and Avage® by approximately an additional ten percent. Effective October 2, 2010, we increased the published U.S. list prices of Tazorac® and Avage® by approximately an additional ten percent. We expect a generic version of our Tazorac® cream product to be launched in the United States in mid-2011 and estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of this product.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased in 2010 compared to 2009, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, or OAB, which was negatively impacted by the launch of trospium chloride generics at the beginning of September 2010, partially offset by a small increase in sales of Sanctura XR®, our second generation, once-daily anticholinergic for the treatment of OAB. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles began to promote Sanctura XR® to general practitioners in the United States. In the third quarter of 2010, we terminated the co-promotion agreement with Quintiles due to lower than anticipated sales of Sanctura XR® in the general practitioner market. We continue to focus our internal sales efforts on Sanctura XR® in the urology specialty market. Effective January 9, 2010, we increased the published U.S. list price for Sanctura® by approximately nine percent. Effective February 20, 2010, we increased the published U.S. list price for Sanctura XR® by six percent. Effective July 10, 2010, we increased the published U.S. list price of Sanctura XR® by an additional three percent and Sanctura® by an additional ten percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At December 31, 2010, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in 2010 compared to 2009 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products in the United States was primarily due to higher unit volume and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products. The overall increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™

System, decreased in 2010 compared to 2009 primarily due to a decrease in sales in the United States, partially offset by increases in sales in most markets in Europe, Latin America and Canada. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted in 2010 by general economic conditions given the substantial patient co-pays associated with these products and government spending restrictions.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based and collagen-based dermal fillers used to correct facial wrinkles, increased in 2010 compared to 2009 primarily due to significant increases in sales in the United States, Canada and all of our other principal geographic markets. We believe the increase in sales of facial aesthetic products was primarily due to the February 2010 launch of Juvéderm® XC with lidocaine in the United States and recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in other international markets, an expansion of the facial aesthetics market and an increase in our share of the hyaluronic acid-based dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers. We currently expect to discontinue selling collagen-based dermal fillers during 2011.

Foreign currency changes increased product net sales by $38.7 million in 2010 compared to 2009, primarily due to the strengthening of the Canadian dollar, Brazilian real and Australian dollar compared to the U.S. dollar, partially offset by the weakening of the euro compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales decreased by 2.8 percentage points to 62.6% in 2010 compared to U.S. sales of 65.4% in 2009, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, Botox® and obesity intervention product lines, partially offset by an increase in sales of our skin care products, which are highly concentrated in the United States. Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in 2010 compared to 2009.

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

Eye care pharmaceuticals product net sales increased in 2009 compared to 2008 primarily due to strong growth in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, our most recent generation of Alphagan® for the treatment of glaucoma and an increase in new product sales of Acuvail®, our next-generation preservative-free, non-steroidal anti-inflammatory, which we launched in the United States in the third quarter of 2009, partially offset by lower sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, lower sales of our non-steroidal anti-inflammatory drugs Acular® and Acular LS® and a small decline in sales in dollars of artificial tears products. Generic formulations of Alphagan®, Alphagan® P 0.15%, Acular® and Acular LS® had a negative effect on our sales of these products in 2009. We estimate the majority of the increase in our eye care pharmaceuticals sales was due to an overall net increase in the volume of product sold and a shift in sales mix to a greater percentage of higher priced products, partially offset by the negative impact on our international product net sales from a general weakening of foreign currencies compared to the U.S. dollar.

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

Skin care product net sales increased in 2009 compared to 2008 primarily due to new product sales of Latisse®, our treatment for inadequate or insufficient eyelashes, which we launched in the United States in January 2009, and sales of Aczone®, which we launched in the fourth quarter of 2008, partially offset by a decrease in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products. We increased the published U.S. list price for Tazorac®, Zorac® and Avage® by approximately ten percent effective January 3, 2009 and an additional nine percent effective October 3, 2009.

Urologics product net sales, which are presently concentrated in the United States and consist primarily of our Sanctura® franchise products for the treatment of OAB, decreased in 2009 compared to 2008. Net sales of our Sanctura® franchise products decreased $2.6 million to $65.6 million in 2009 compared to $68.2 million in 2008. In February 2009, we announced a restructuring plan to focus our sales efforts on the urology specialty market and to seek a partner to promote Sanctura XR®, our once-daily anticholinergic for the treatment of OAB, to general practitioners, which resulted in a significant reduction in our urology sales force. In September 2009, we announced a co-promotion agreement with Quintiles, under which Quintiles will promote Sanctura XR® to general practitioners in the United States. We increased the published U.S. list price for Sanctura XR® by fourteen percent effective January 3, 2009 and by an additional seven percent on October 3, 2009. We increased the published U.S. list price for Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, by eight percent effective January 3, 2009, by an additional nine percent on June 1, 2009 and by an additional nine percent on October 3, 2009.

Breast aesthetics product net sales decreased in 2009 compared to 2008 primarily due to a decrease in sales in the United States, Europe, and Latin America, partially offset by a small increase in sales in Asia Pacific. The decline in sales of breast aesthetics products in the United States was primarily due to lower unit volume, partially offset by the transition from lower priced saline products to higher priced silicone gel products. We believe that sales of our breast aesthetics products were negatively impacted in 2009 by declines in consumer spending in all of our principal geographic markets.

Obesity intervention product net sales decreased in 2009 compared to 2008 primarily due to decreases in sales in the United States and most of our other principal geographic markets. Our Orbera™ System sales grew strongly on a small sales base. We believe sales of obesity intervention products in the United States and other principal geographic markets were negatively impacted in 2009 by declines in consumer spending given substantial patient co-pays.

Facial aesthetics product net sales decreased in 2009 compared to 2008 primarily due to a decrease in sales in the United States and Europe. The decrease in net sales of facial aesthetics products was partially offset by an increase in sales in Asia Pacific, Latin America and Canada, primarily due to the launch of Juvéderm® Ultra with lidocaine in those markets. We believe sales of facial aesthetics products were negatively impacted in 2009 by declines in consumer spending in all of our principal geographic markets. Sales of facial aesthetics products were also negatively affected by a general decline in sales of older generation collagen-based dermal fillers.

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

Other Revenues

Other revenues increased $43.8 million to $99.8 million in 2010 compared to $56.0 million in 2009. The increase in other revenues is primarily related to an upfront net licensing fee of $36.0 million that we recognized in 2010 related to an agreement with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain, an increase in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement and an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd., or Senju, in Japan under a licensing agreement, partially offset by a decline in royalty and reimbursement income related to certain licensing and strategic support agreements with GlaxoSmithKline, or GSK, and a decline in other reimbursement income.

Other revenues decreased $7.7 million to $56.0 million in 2009 compared to $63.7 million in 2008. The decrease in other revenues in 2009 compared to 2008 is primarily due to a decrease in reimbursement income for services provided under co-promotion agreements related to Botox® and our Lap-Band® obesity intervention products, lower royalty income on sales of Botox® in Japan and China by GSK, and a decline in other reimbursement income. The decline in other revenues was partially offset by an increase in royalty income due primarily to sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, and sales of Lumigan® in Japan by Senju under a licensing agreement.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	100.0	100.0	100.0
	Year Ended December 31,
	2010	2009	2008
Product net sales	100.0%	100.0%	100.0%
Other revenues	2.1	1.3	1.5
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	15.0	16.9	17.5
Selling, general and administrative	41.9	43.2	42.8
Research and development	16.7	15.9	18.4
Amortization of acquired intangible assets	2.9	3.3	3.5
Legal settlement	12.6	—	—
Intangible asset impairment and related costs	7.7	—	—
Restructuring charges	—	1.1	1.0

Operating income	5.3	20.9	18.3
Non-operating expense	(1.8)	(1.8)	(0.7)

Earnings before income taxes	3.5%	19.1%	17.6%

Net earnings attributable to Allergan, Inc.	0.0%	14.0%	13.0%

Cost of Sales

Cost of sales decreased $28.9 million, or 3.8%, in 2010 to $722.0 million, or 15.0% of product net sales, compared to $750.9 million, or 16.9% of product net sales in 2009. Cost of sales in 2009 includes charges of $14.4 million for the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory related to the phased closure of our Arklow, Ireland breast implant manufacturing facility, $5.0 million related to the modification of certain employee stock options in connection with our 2009 restructuring plan and $0.8 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of Samil. Excluding the effect of these charges, cost of sales decreased $8.7 million, or 1.2%, in 2010 compared to 2009. This decrease in cost of sales, excluding the charges described above, primarily resulted from a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, primarily due to lower royalty expenses and positive, volume-based manufacturing efficiencies, and for our breast aesthetics and facial aesthetics products, primarily due to manufacturing efficiencies and positive changes in product mix, and an overall decrease in provisions for inventory reserves, partially offset by the 8.4% increase in product net sales.

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

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $96.1 million, or 5.0%, to $2,017.6 million, or 41.9% of product net sales, in 2010 compared to $1,921.5 million, or 43.2% of product net sales, in 2009. SG&A expenses in 2010 include $14.4 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and related derivative litigation costs associated with the DOJ settlement announced in September 2010, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product, and a $7.9 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor’s business in Turkey. SG&A expenses in 2009 include a $52.6 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $32.2 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, an $18.0 million contribution to The Allergan Foundation, a $14.0 million gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product and $0.4 million of integration and transition costs related to our acquisition of Groupe Cornéal Laboratoires, or Cornéal. Excluding the effect of the items described above, SG&A expenses increased $121.7 million, or 6.7%, to $1,951.7 million, or 40.5% of product net sales, in 2010 compared to $1,830.0 million, or 41.1% of product net sales in 2009. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, and general and administrative expenses, partially offset by a decrease in promotion costs. The increase in selling and marketing expenses in 2010 compared to 2009 principally relates to increased personnel and related incentive compensation costs that support the 8.4% increase in product net sales, additional costs related to the expansion of our sales forces in Asia, Poland and Turkey, and additional selling costs related to an agreement with Quintiles to promote Sanctura XR® to general practitioners in the United States. The increase in general and administrative expenses is primarily due to an increase in legal expenses, incentive compensation costs, information systems and human resource administrative costs, an increase in losses from the disposal of fixed assets, and an increase in regional management costs related to our expansion of direct selling operations in Asia. The decrease in promotion expenses is primarily due to a decrease in direct-to-consumer advertising for the Lap-Band® System, Latisse® and Juvéderm®, partially offset by increases in direct-to-consumer advertising for Botox® Cosmetic and Restasis®. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2010 compared to 2009 is primarily due to the lower 6.7% increase in SG&A expenses relative to the higher 8.4% increase in product net sales during the same period.

SG&A expenses increased $65.4 million, or 3.5%, to $1,921.5 million, or 43.2% of product net sales, in 2009 compared to $1,856.1 million, or 42.8% of product net sales, in 2008. SG&A expenses in 2009 include a $52.6 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $32.2 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, an $18.0 million contribution to The Allergan Foundation, a $14.0 million gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product and $0.4 million of integration and transition costs related to our acquisition of Cornéal. In 2008, SG&A expenses included $25.7 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, a $13.2 million settlement related to the termination of a distribution agreement in Korea, an impairment of an intangible asset of

$5.6 million related to the phase out of a collagen product, $2.1 million of integration and transition costs related to the acquisitions of Esprit and Cornéal, $0.9 million of termination benefits and asset impairments related to the phased closure of our breast implant manufacturing facility in Arklow, Ireland, $0.6 million of costs related to our acquisition of the Aczone® assets and $0.9 million of gains on the sale of fixed assets and technology related to the phased closure of our collagen manufacturing facility in Fremont, California. Excluding the effect of the items described above, SG&A expenses increased $21.1 million, or 1.2%, to $1,830.0 million, or 41.1% of product net sales, in 2009 compared to $1,808.9 million, or 41.7% of product net sales in 2008. The increase in SG&A expenses in dollars in 2009 compared to 2008 primarily relates to an increase in promotion expenses, partially offset by a decline in selling expenses and general and administrative expenses. The increase in promotion expenses was primarily due to launch-related expenses for Latisse® and direct-to-consumer advertising for Latisse® and Restasis®. The decrease in selling expenses and general and administrative expenses, excluding the items discussed above, principally relates to a decline in personnel and related incentive compensation costs due to the impact of our 2009 restructuring plan, partially offset by additional selling expenses associated with the launches of Latisse® in 2009 and Aczone® in the fourth quarter of 2008. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2009 compared to 2008 is primarily due to the lower 1.2% increase in SG&A expenses relative to the higher 2.5% increase in product net sales during the same period.

Research and Development

Research and development, or R&D, expenses increased $98.6 million, or 14.0%, to $804.6 million in 2010, or 16.7% of product net sales, compared to $706.0 million, or 15.9% of product net sales in 2009. R&D expenses in 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval. R&D expenses in 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for the treatment of diseases of the eye from Pieris AG that has not yet achieved regulatory approval and a $21.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Excluding the effect of the charges described above, R&D expenses increased by $86.6 million, or 12.8%, to $761.6 million in 2010, or 15.8% of product net sales, compared to $675.0 million, or 15.2% of product net sales, in 2009. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, Latisse® in international markets, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue regeneration technology acquired in the Serica acquisition and obesity intervention products, partially offset by a reduction in expenses related to the development of Ozurdex® for retinal vein occlusion and the development of Botox® for the treatment of chronic migraine, and a small decrease in spending for certain urology products and new technology discovery programs.

R&D expenses decreased $91.9 million, or 11.5%, to $706.0 million in 2009, or 15.9% of product net sales, compared to $797.9 million, or 18.4% of product net sales in 2008. R&D expenses in 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for the treatment of diseases of the eye from Pieris AG that has not yet achieved regulatory approval and a $21.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. R&D expenses in 2008 included a charge of $41.5 million for an upfront payment for the in-licensing of apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer, from Spectrum Pharmaceuticals, Inc., a charge of $13.9 million for an upfront payment for the in-licensing of Sanctura XR® product rights in Canada, where the product has not yet achieved regulatory approval, a charge of $7.0 million for an upfront payment for the in-licensing of pre-clinical drug compounds to treat diseases of the eye from Polyphor Ltd. and a charge of $6.3 million for an upfront payment for the in-licensing of preclinical drug compounds to treat diseases of the eye from Asterand plc. Excluding the effect of the charges described above, R&D expenses decreased by $54.2 million, or 7.4%, to $675.0 million in 2009, or 15.2% of product net sales, compared to $729.2 million, or 16.8% of product net sales, in 2008. The decrease in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily a result of a reduction in spending on certain new technology discovery programs, the completion of several late-stage development programs for eye care pharmaceutical products, including Ozurdex®, Trivaris™ and Acuvail®, a reduction in expenses related to the filing in the third quarter of 2009 of the sBLA with the FDA for the use of Botox® to treat chronic migraine, and a reduction in development expenses for Latisse®, partially offset by an increase in expenses for the development of Juvéderm® Ultra XC and Ultra Plus XC with lidocaine and the development of urology products, primarily apaziquone.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $8.3 million to $138.0 million in 2010, or 2.9% of product net sales, compared to $146.3 million, or 3.3% of product net sales in 2009. The decrease in amortization expense in dollars and as a percentage of product net sales is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010 and a decline in amortization expense associated with customer relationships acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, the majority of which became fully amortized at the end of the first quarter of 2009, partially offset by an increase in the balance of intangible assets subject to amortization, including developed technology that we acquired in connection with our January 2010 acquisition of Serica, a capitalized upfront licensing payment in September 2010 for an eye care product previously approved for marketing and an acquired intangible asset related to an eye care pharmaceuticals product that we purchased in the fourth quarter of 2009 as part of a settlement of a manufacturing and distribution agreement, licensing assets related to Botox® Cosmetic distribution rights in Japan and China that we reacquired in the first quarter of 2010, and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor’s business related to our products in Turkey and our July 2009 acquisition of Samil.

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

Legal Settlement

In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®. This amount includes a criminal fine of $350.0 million related to a single misdemeanor “misbranding” charge, $25.0 million in forfeited assets, a civil settlement of $225.0 million to resolve civil claims asserted by the DOJ, and estimated interest and certain attorneys’ fees that we are obligated to pay in connection with the global settlement, but excludes our ongoing administrative legal fees and other costs. The “misbranding” charge is known as a strict liability offense, and does not involve false or deceptive conduct.

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

Restructuring Charges

Restructuring charges in 2010 were $0.3 million. Restructuring charges in 2009 were $50.9 million, consisting of $42.2 million related to the 2009 restructuring plan, $8.4 million related to the restructuring and phased closure of the Arklow facility and $0.3 million of other restructuring charges. Restructuring charges in 2008 were $41.3 million, consisting of $27.2 million related to the restructuring and phased closure of the Arklow facility, $6.6 million related to the restructuring and integration of the Cornéal operations and $7.5 million of other restructuring charges.

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

We began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, we had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2010, we recorded a $0.3 million restructuring charge reversal. During 2009 and 2008, we recorded $8.4 million and $27.2 million of pre-tax restructuring charges, respectively. We did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during 2010. During 2009, we recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During 2008, we recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of SG&A expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

Other Restructuring Activities and Integration Costs

Included in 2010 are $0.8 million of restructuring charges primarily for employee severance related to our acquisition of Serica and a $0.2 million restructuring charge reversal for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in 2009 are a $0.3 million restructuring charge reversal related to the closure of our collagen manufacturing facility in Fremont, California, which was substantially completed in the fourth quarter of 2008, and $0.6 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in 2008 are $3.4 million of restructuring charges related to the closure of our collagen manufacturing facility in Fremont, California, $4.0 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations, $6.6 million of restructuring charges related to our 2007 acquisition of Cornéal and $0.1 million of restructuring charges related to our 2007 acquisition of EndoArt SA, or EndoArt.

Included in 2010 are $1.1 million of SG&A expenses related to integration and transaction costs associated with the purchase of our distributor’s business related to our products in Turkey, $0.4 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity and $0.5 million of SG&A expenses related to integration and transaction costs associated with our acquisition of Serica. Included in 2009 are $0.4 million of SG&A expenses related to transaction costs associated with our acquisition of Samil and $0.4 million of SG&A expenses related to integration costs associated with our 2007 acquisition of Cornéal. Included in 2008 are $0.1 million of cost of sales and $2.1 million of SG&A expenses related to integration costs associated with our 2007 acquisitions of Esprit and Cornéal.

Operating Income

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, intangible asset impairment and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

For 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb, general and administrative expenses of $343.8 million, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and related stockholder derivative litigation costs of $14.4 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a charge of $7.9 million for the change in fair value of a contingent consideration liability, a distributor termination fee of $33.0 million and integration and transaction costs of $1.1 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, and other net indirect costs of $16.2 million.

For 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $299.1 million, compensation expense from stock option modifications of $78.6 million and asset impairments and accelerated depreciation costs of $2.3 million related to the 2009 restructuring plan, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of $32.2 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $14.5 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs of $0.4 million related to our joint venture investment in Korea, a gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product of $14.0 million, and other net indirect costs of $14.4 million.

For 2008, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $317.5 million, charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® of $25.7 million, a $13.2 million charge related to the termination of a distribution agreement in Korea, a purchase accounting fair market value inventory adjustment related to the Esprit acquisition of $11.7 million, termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow facility of $10.0 million, impairment of an intangible asset of $5.6 million related to the phase out of a collagen product, integration and transition costs related to the acquisitions of Esprit and Cornéal of $2.2 million, transaction costs related to the Aczone® asset acquisition of $0.6 million, gains on the sale of technology and fixed assets related to the phased closure of the Fremont facility of $0.9 million, and other net indirect costs of $20.9 million.

The following table presents operating income for each reportable segment for the years ended December 31, 2010, 2009 and 2008 and a reconciliation of our segments’ operating income to consolidated operating income:

	$1,501.9	$1,501.9	$1,501.9
	2010	2009	2008
	(in millions)
Operating income:
Specialty pharmaceuticals	$1,501.9	$1,370.8	$1,220.1
Medical devices	284.7	189.2	222.0

Total segments	1,786.6	1,560.0	1,442.1
General and administrative expenses, other indirect costs and other adjustments	434.9	456.7	475.2
Amortization of acquired intangible assets(a)	114.5	124.4	129.6
Legal settlement	609.2	—	—
Intangible asset impairment and related costs	369.1	—	—
Restructuring charges	0.3	50.9	41.3

Total operating income	$258.6	$928.0	$796.0

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income for the year ended December 31, 2010 was $258.6 million, or 5.3% of product net sales, compared to consolidated operating income of $928.0 million, or 20.9% of product net sales in 2009. The $669.4 million decrease in consolidated operating income was due to $609.2 million of legal settlement costs, $369.1 million of intangible asset impairment and related costs, a $96.1 million increase in SG&A expenses and a $98.6 million increase in R&D expenses, partially offset by a $372.0 million increase in product net sales, a $43.8 million increase in other revenues, a $28.9 million decrease in cost of sales, an $8.3 million decrease in amortization of acquired intangible assets and a $50.6 million decrease in restructuring charges. Our consolidated operating income in 2009 includes charges totaling $78.6 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

Our specialty pharmaceuticals segment operating income in 2010 was $1,501.9 million, compared to operating income of $1,370.8 million in 2009. The $131.1 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines and lower cost of sales as a percentage of net sales, primarily for our eye care products, partially offset by an increase in selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in 2010 was $284.7 million, compared to operating income of $189.2 million in 2009. The $95.5 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, lower cost of sales as a percentage of net sales, primarily for our breast aesthetics and facial aesthetics products, and a decrease in overall promotion and selling expenses, partially offset by an increase in marketing expenses and an increase in R&D expenses.

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

Non-Operating Income and Expenses

Total net non-operating expense in 2010 was $87.8 million compared to $79.5 million in 2009. Interest income in 2010 was $7.3 million compared to interest income of $7.0 million in 2009. Interest expense increased $1.8 million to $78.7 million in 2010 compared to $76.9 million in 2009. Interest expense increased primarily due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes, partially offset by a net reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions, compared to a charge for statutory interest expense in 2009. During 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $16.4 million in 2010, consisting primarily of a net unrealized loss on derivative instruments of $7.6 million and $10.2 million in net realized losses from foreign currency transactions. Other, net expense was $34.2 million in 2009, consisting primarily of a net unrealized loss on derivative instruments of $13.6 million, a loss of $5.3 million on the extinguishment of a portion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, and $15.3 million in net realized losses from foreign currency transactions.

Total net non-operating expense in 2009 was $79.5 million compared to $33.8 million in 2008. Interest income in 2009 was $7.0 million compared to interest income of $33.5 million in 2008. The decrease in interest income was primarily due to a decrease in average interest rates earned on all cash equivalent balances earning interest of approximately 2.3 percentage points, partially offset by higher average cash equivalent balances earning interest of approximately $351.0 million in 2009 compared to 2008. Interest income in 2008 also included $3.5 million of statutory interest income related to income taxes. Interest expense decreased $8.6 million to $76.9 million in 2009 compared to $85.5 million in 2008, primarily due to $14.3 million recognized as an offset to interest expense in 2009 as the interest rate differential under our $300.0 million notional amount fixed to variable interest rate swap agreement compared to $7.9 million recognized as an offset to interest expense in 2008. Additionally, interest expense also decreased due to a decrease in average outstanding borrowings in 2009 compared to 2008. During 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $34.2 million in 2009, consisting primarily of a net unrealized loss on derivative instruments of $13.6 million, a loss of $5.3 million on the extinguishment of a portion of our 2026 Convertible Notes and $15.3 million in net realized losses from foreign currency transactions. Other, net income was $18.2 million in 2008, consisting primarily of a net unrealized gain on derivative instruments of $14.8 million and $2.9 million in net realized gains from foreign currency transactions.

Income Taxes

Our effective tax rate in 2010 was 97.1% compared to the effective tax rate of 26.5% in 2009. Included in our earnings before income taxes for 2010 are total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.3 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb. In 2010, we recorded income tax benefits of $21.4 million related to the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $140.5 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.6 million related to the upfront payment for technology that has not achieved regulatory approval and $0.2 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income. Excluding the impact of the net pre-tax charges of $1,018.6 million and the net income tax benefits of $166.8 million for the items discussed above, our adjusted effective tax rate for 2010 was 28.0%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the year ended December 31, 2010 is summarized below:

$1,189.4
2010
(in millions)
Earnings before income taxes, as reported	$170.8
Settlement with the DOJ related to U.S. sales and marketing practices for Botox®	609.2
Impairment of the Sanctura® Assets and related costs	369.1
Termination of a distributor agreement in Turkey	33.0
Upfront payment for technology that has not achieved regulatory approval	43.0
Restructuring charges	0.3
Upfront license fee income	(36.0)

$1,189.4

Provision for income taxes, as reported	$165.9
Income tax benefit (provision) for:
Settlement with the DOJ related to U.S. sales and marketing practices for Botox®	21.4
Impairment of the Sanctura® Assets and related costs	140.5
Termination of a distributor agreement in Turkey	2.8
Upfront payment for technology that has not achieved regulatory approval	15.6
Restructuring charges	0.2
Upfront license fee income	(13.7)

$332.7

Adjusted effective tax rate	28.0%

Our effective tax rate in 2009 was 26.5% compared to the effective tax rate of 25.9% in 2008. Included in our earnings before income taxes for 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and an $18.0 million contribution to The Allergan Foundation. In 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes. We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefits of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2009 is summarized below:

(innmillions)
2009
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

Our effective tax rate in 2008 was 25.9%. Included in our earnings before income taxes for 2008 are pre-tax charges of $68.7 million for upfront payments for technologies that have not achieved regulatory approval, an $11.7 million charge to cost of sales associated with the Esprit purchase accounting fair market value inventory adjustment rollout, a $13.2 million charge for a settlement related to the termination of a distribution agreement in Korea, a $5.6 million charge for the impairment of an intangible asset related to the phase out of a collagen product and total restructuring charges of $41.3 million. In 2008, we recorded income tax benefits of $21.6 million related to the upfront payments for technologies that have not achieved regulatory approval, $4.6 million related to the Esprit purchase accounting fair market value inventory adjustment rollout, $1.3 million related to the charge for a settlement related to the termination of a distribution agreement in Korea, $2.0 million related to the impairment of an intangible asset, $4.7 million related to the total restructuring charges and $2.4 million related to deferred tax benefits related to the legal entity integration of Esprit and Inamed. In 2008, our tax provision was also affected by a $5.5 million negative income tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts previously used to fund our executive deferred compensation program. Excluding the impact of the total pre-tax charges of $140.5 million and the total net income tax benefits of $31.1 million for the items discussed above, our adjusted effective tax rate for 2008 was 25.3%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2008 is summarized below:

(innmillions)
2008
(in millions)
Earnings before income taxes, as reported	$762.2
Upfront payments for technologies that have not achieved regulatory approval	68.7
Esprit fair market value inventory rollout	11.7
Settlement related to the termination of a distribution agreement in Korea	13.2
Impairment of an intangible asset	5.6
Restructuring charges	41.3

$902.7

Provision for income taxes, as reported	$197.5
Income tax benefit (provision) for:
Upfront payments for technologies that have not achieved regulatory approval	21.6
Esprit fair market value inventory rollout	4.6
Settlement related to the termination of a distribution agreement in Korea	1.3
Impairment of an intangible asset	2.0
Restructuring charges	4.7
Deferred tax benefit from the legal entity integration of Esprit and Inamed	2.4
Negative tax impact from non-deductible losses associated with the liquidation of corporate-owned life insurance contracts	(5.5)

$228.6

Adjusted effective tax rate	25.3%

The increase in the adjusted effective tax rate to 28.0% in 2010 compared to the adjusted effective tax rate in 2009 of 26.3% is primarily due to the increase in the mix of earnings in higher tax rate jurisdictions, including the United States, which resulted from an increase in the mix of earnings contributed by our eye care pharmaceutical products and dermal filler products, and a decrease in the mix of earnings contributed by our Botox® product line as a percentage of our total operating income in 2010 compared to 2009, the detrimental tax rate effect of changes in our deferred tax asset and liability balances related to a change in California tax law, and the detrimental tax rate effect of decreased deductions due to lower amortization of acquired intangible assets in the United States.

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

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $4.3 million in 2010, $2.5 million in 2009 and $1.6 million in 2008.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in 2010 was $0.6 million compared to net earnings attributable to Allergan, Inc. of $621.3 million in 2009. The $620.7 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $669.4 million, the increase in net non-operating expense of $8.3 million and the increase in net earnings attributable to noncontrolling interest of $1.8 million, partially offset by the decrease in the provision for income taxes of $58.8 million.

Our net earnings attributable to Allergan, Inc. in 2009 was $621.3 million compared to net earnings attributable to Allergan, Inc. of $563.1 million in 2008. The $58.2 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $132.0 million, partially offset by the increase in net non-operating expense of $45.7 million, the increase in the provision for income taxes of $27.2 million and the increase in net earnings attributable to noncontrolling interest of $0.9 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $463.9 million in 2010 compared to $1,113.3 million in 2009 and $682.5 million in 2008. Cash flow from operating activities decreased in 2010 compared to 2009 primarily as a result of a decrease in cash from net earnings from operations, including the effect of adjusting for non-cash items, and an increase in cash required to fund changes in trade receivables, inventories, accounts payable, income taxes and other liabilities, partially offset by a decrease in cash used to fund changes in accrued expenses. In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox® and paid $594.0 million of the global settlement costs in the fourth quarter of 2010. We paid pension contributions of $21.4 million in 2010 compared to $12.9 million in 2009.

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

Net cash used in investing activities was $977.2 million in 2010 compared to $98.7 million in 2009 and $459.7 million in 2008. In 2010, we purchased $824.1 million of short-term investments and paid $69.8 million, net of cash acquired, for the acquisition of Serica and the purchase of our distributor’s business related to our products in Turkey, and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil. Additionally, we invested $102.8 million in new facilities and equipment and $13.3 million in capitalized software and paid $40.9 million for intangible assets related to the reacquisition of Botox® Cosmetic distribution rights in Japan and China and an upfront licensing payment for an eye care product previously approved for marketing. In 2010, we received $75.0 million from the maturities of short-term investments. We currently expect to invest between $160.0 million and $180.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2011.

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

Net cash provided by financing activities was $563.0 million in 2010 compared to net cash used in financing activities of $181.5 million in 2009 and $262.8 million in 2008. On September 14, 2010, we issued our 2020 Notes in a registered offering for an aggregate principal amount of $650.0 million and received proceeds of $648.0 million, net of original discount. Additionally, in 2010, we received $6.6 million in net borrowings of notes payable, $234.0 million from the sale of stock to employees and $27.1 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of 4.5 million shares of our common stock for $286.0 million, a cash payment of $6.1 million for offering fees related to the issuance of the 2020 Notes and $60.6 million in dividends paid to stockholders. In 2009, we repurchased 2.0 million shares of our common stock for $105.5 million, paid $98.3 million to repurchase $100.3 million principal amount of our 2026 Convertible Notes and paid $60.6 million in dividends. This use of cash was partially offset by $12.1 million in net borrowings of notes payable, $63.5 million received from the sale of stock to employees and $7.3 million in excess tax benefits from share-based compensation. In 2008, we repurchased 4.0 million shares of our common stock for $230.1 million, had net repayments of notes payable of $34.7 million and paid $60.7 million in dividends. This use of cash was partially offset by $51.6 million received from the sale of stock to employees and $11.1 million in excess tax benefits from share-based compensation.

Effective February 1, 2011, our Board of Directors declared a cash dividend of $0.05 per share, payable March 11, 2011 to stockholders of record on February 18, 2011.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2010, we held approximately 2.0 million treasury shares under this program. Effective January 1, 2010, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum annual limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

Our 2020 Notes, which were sold at 99.697% of par value with an effective interest rate of 3.41%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2020 Notes will be due and payable on September 15, 2020, unless earlier redeemed by us.

Our 2026 Convertible Notes pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at an initial conversion rate of 15.7904 shares per $1,000 principal amount of notes. In certain circumstances the 2026 Convertible Notes may be convertible into cash in an amount equal to the lesser of their principal amount or their conversion value. If the conversion value of the 2026 Convertible Notes exceeds their principal amount at the time of conversion, we will also deliver common stock or, at our election, a combination of cash and common stock for the conversion value in excess of the principal amount. We are permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of our common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require us to redeem the 2026 Convertible Notes at the principal amount on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of us. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by us or earlier converted by the note holders. At December 31, 2010, we reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require us to redeem the 2026 Convertible Notes on April 1, 2011.

Our 5.75% Senior Notes due 2016, or 2016 Notes, were sold at 99.717% of par value with an effective interest rate of 5.79%, pay interest semi-annually on the principal amount of the notes at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes is due and payable on April 1, 2016, unless earlier redeemed by us.

At December 31, 2010, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2010. At December 31, 2010, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $28.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

At December 31, 2010, we had net pension and postretirement benefit obligations totaling $204.7 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2011, we expect to pay pension contributions of between $35.0 million and $45.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

In March 2010, we entered into an agreement with Serenity for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. In conjunction with the agreement, we made an upfront payment to Serenity of $43.0 million in April 2010. The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments.

In March 2010, we entered into an agreement with Bristol-Myers Squibb for the development and commercialization of an investigational drug for neuropathic pain. In conjunction with the agreement, we received a net upfront payment of $36.0 million in April 2010. The terms of the agreement also include potential future development and regulatory milestone payments to us of up to $373.0 million, as well as potential future royalty payments.

On July 1, 2010, we terminated our existing distributor agreement in Turkey and completed the purchase from our distributor of all licenses, registrations and other assets related to the selling of our products in Turkey. In conjunction with the termination of the existing distributor agreement, we paid $33.0 million, including a termination fee and related taxes. In addition, we paid $6.1 million in conjunction with the purchase of the commercial assets and will also be required to pay contingent consideration based on specified percentages of revenue in Turkey over the next five years. The currently estimated fair value of the contingent consideration is $44.5 million as of December 31, 2010.

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

On January 28, 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the exclusive development and commercialization by us and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved by the parties. Under the terms of the agreements, we made a $60.0 million upfront payment to MAP in February 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones.

A significant amount of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2010, we had approximately $2,109.4 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these funds were remitted to the United States.

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

Inflation

Although at reduced levels in recent years and at the end of 2010, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

Approximately 37.4% of our product net sales in 2010 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was an increase of $38.7 million in 2010, a decrease of $106.4 million in 2009 and an increase of $49.5 million in 2008, respectively. The 2010 sales increase included $18.5 million related to the Brazilian real, $18.6 million related to the Canadian dollar, $16.6 million related to the Australian dollar, $2.9 million related to the Mexican peso and $13.3 million related to other Asian and Latin American currencies, partially offset by decreases of $28.9 million related to the euro and $2.3 million related to the UK pound. The 2009 sales decrease included $37.8 million related to the euro, $20.9 million related to the UK pound, $11.0 million related to the Brazilian real, $10.6 million related to the Canadian dollar, $8.5 million related to the Mexican peso, $6.0 million related to the Australian dollar and $11.6 million related to other Latin American and Asian currencies. The 2008 sales increase included $49.0 million related to the euro, $8.0 million related to the Brazilian real, $1.2 million related to other Latin American currencies and $0.6 million related to the Canadian dollar, partially offset by decreases of $8.7 million related to the UK pound and $0.6 million related to Asian currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2010:

	$1,051.4	$1,051.4	$1,051.4	$1,051.4	$1,051.4
	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Debt obligations(a)	$729.2	$133.4	$107.7	$1,579.3	$2,549.6
Operating lease obligations	48.3	65.7	27.5	33.5	175.0
Purchase obligations	231.2	124.5	75.2	5.7	436.6
Pension minimum funding(b)	38.6	77.6	66.3	—	182.5
Other long-term obligations	4.1	31.8	29.4	156.3	221.6

Total	$1,051.4	$433.0	$306.1	$1,774.8	$3,565.3

(a)

Debt obligations include expected principal and interest obligations, but exclude the interest rate swap fair value adjustment of $42.3 million at December 31, 2010. The 2026 Convertible Notes are included in the less than one year period due to the note holders’ ability to require us to redeem the 2026 Convertible Notes on April 1, 2011.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2010 and 2009, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $42.3 million and $30.4 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2010, 2009 and 2008, we recognized $15.1 million, $14.3 million and $7.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2010, the remaining unrecognized gain, net of tax, of $4.1 million is recorded as a component of accumulated other comprehensive loss.

At December 31, 2010, we had approximately $28.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.3 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2010 and 2009.

	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter
	December 31, 2010
	Maturing in							Fair Market Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,716.0	$—	$—	$—	$—	$—	$1,716.0	$1,716.0
Weighted Average Interest Rate	0.25%	—	—	—	—	—	0.25%
Foreign Time Deposits	209.6	—	—	—	—	—	209.6	209.6
Weighted Average Interest Rate	0.45%	—	—	—	—	—	0.45%
Other Cash Equivalents	707.0	—	—	—	—	—	707.0	707.0
Weighted Average Interest Rate	0.38%	—	—	—	—	—	0.38%
Total Cash Equivalents and Short-Term Investments	$2,632.6	$—	$—	$—	$—	$—	$2,632.6	$2,632.6
Weighted Average Interest Rate	0.30%	—	—	—	—	—	0.30%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$642.5	$25.0	$—	$—	$—	$1,466.9	$2,134.4	$2,221.1
Weighted Average Interest Rate	5.59%	7.47%	—	—	—	4.74%	5.02%
Other Variable Rate (non-US$)	28.1	—	—	—	—	—	28.1	28.1
Weighted Average Interest Rate	6.80%	—	—	—	—	—	6.80%
Total Debt Obligations(a)	$670.6	$25.0	$—	$—	$—	$1,466.9	$2,162.5	$2,249.2
Weighted Average Interest Rate	5.64%	7.47%	—	—	—	4.74%	5.05%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$42.3
Average Pay Rate	—	—	—	—	—	0.67%	0.67%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2010 include debt obligations of $2,162.5 million and the interest rate swap fair value adjustment of $42.3 million.

	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter
	December 31, 2009
	Maturing in							Fair Market Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents:
Commercial Paper	$574.6	$—	$—	$—	$—	$—	$574.6	$574.6
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	156.9	—	—	—	—	—	156.9	156.9
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	1,108.6	—	—	—	—	—	1,108.6	1,108.6
Weighted Average Interest Rate	0.31%	—	—	—	—	—	0.31%
Total Cash Equivalents	$1,840.1	$—	$—	$—	$—	$—	$1,840.1	$1,840.1
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$617.3	$25.0	$—	$—	$818.6	$1,460.9	$1,547.3
Weighted Average Interest Rate	—	5.59%	7.47%	—	—	5.78%	5.73%
Other Variable Rate (non-US$)	18.1	—	—	—	—	—	18.1	18.1
Weighted Average Interest Rate	2.59%	—	—	—	—	—	2.59%
Total Debt Obligations(a)	$18.1	$617.3	$25.0	$—	$—	$818.6	$1,479.0	$1,565.4
Weighted Average Interest Rate	2.59%	5.59%	7.47%	—	—	5.78%	5.69%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$30.4
Average Pay Rate	—	—	—	—	—	0.62%	0.62%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2009 include debt obligations of $1,479.0 million and the interest rate swap fair value adjustment of $30.4 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won and Turkish lira. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2010 and 2009. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	AveragenContract	AveragenContract	AveragenContract	AveragenContract
	December 31, 2010		December 31, 2009
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$—	—	$53.5	1.45
Japanese yen	6.0	84.09	1.0	89.19
Australian dollar	15.7	0.98	11.7	0.90
New Zealand dollar	1.1	0.74	0.7	0.72
Poland zloty	2.8	3.03	—	—
Swiss franc	—	—	19.8	1.04

	$25.6		$86.7

Estimated fair value	$(0.9)		$0.8

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Korean won	$—	—	$4.3	1398.00
Euro	39.9	1.33	43.6	1.45

	$39.9		$47.9

Estimated fair value	$0.2		$0.2

Foreign currency sold — put options:
Canadian dollar	$68.1	1.04	$59.1	1.05
Mexican peso	20.0	12.73	16.7	13.40
Australian dollar	44.2	0.87	41.0	0.89
Brazilian real	36.9	1.92	29.7	1.85
Euro	139.4	1.34	138.7	1.49
Korean won	17.3	1153.22	11.0	1172.94
Turkish lira	20.5	1.55	—	—

	$346.4		$296.2

Estimated fair value	$10.4		$14.0

Item 8.	Financial Statements and Supplementary Data

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2010, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information to be included in the sections entitled “Item No. 1 — Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2010 (the “Proxy Statement”) is incorporated herein by reference.

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

On June 1, 2010, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Compensation Disclosure,” “Non-Employee Directors’ Compensation” and “Organization and Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

(a) 1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

(a) 2. Financial Statement Schedules:

Number
Page Number
Schedule II — Valuation and Qualifying Accounts	F-54

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

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

Exhibit No.	Description
10.2	Allergan, Inc. Change in Control Policy (Effective April 2010)

10.3

Amended and Restated Form of Allergan, Inc. Change in Control Agreement (Restated December 2010) (applicable to certain employees of Allergan, Inc., including executive officers, hired on or before December 4, 2006)

10.4

Amended and Restated Form of Allergan, Inc. Change in Control Agreement (Restated December 2010) (applicable to certain employees of Allergan, Inc., including executive officers, hired on or after December 4, 2006)

10.5	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 14, 2003)

10.6	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.7

Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8	Third Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan

10.9

Amended Form of Restricted Stock Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.10

Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.11	Allergan, Inc. Deferred Directors’ Fee Program (Restated December 2010)

10.12

Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.13

First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.14

Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.15	Third Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000)

10.16

Form of Certificate of Restricted Stock Award Terms and Conditions under the Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

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

Exhibit No.	Description
10.19	Second Amendment to Allergan, Inc. Employee Stock Ownership Plan (Restated 2008)

10.20	Allergan, Inc. Pension Plan (Restated 2011)

10.21

Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2008) (incorporated by reference to Exhibit 10.19 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.22	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2010)

10.23	Allergan, Inc. 2006 Executive Bonus Plan (incorporated by reference to Appendix B to Allergan, Inc.’s Proxy Statement filed on March 21, 2006)

10.24	Allergan, Inc. 2011 Management Bonus Plan

10.25

Allergan, Inc. Executive Deferred Compensation Plan (Restated 2009) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.26	Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Appendix A to Allergan, Inc.’s Proxy Statement filed on March 20, 2008)

10.27

Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.28

Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.29

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.30

Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (as amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.31

Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.32

Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.33

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.34

Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

Exhibit No.	Description
10.35

Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008)

10.36

Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.38 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.37

Amended and Restated Credit Agreement, dated as of March 31, 2006, among Allergan, Inc. as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 4, 2006)

10.38

First Amendment to Amended and Restated Credit Agreement, dated as of March 16, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.13 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.39

Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Allergan, Inc., as Borrower and Guarantor, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA Inc., as Syndication Agent and Bank of America, N.A., as Document Agent (incorporated by reference to Exhibit 10.4 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 29, 2007)

10.40

Purchase Agreement, dated as of June 6, 2008, between Allergan Sales, LLC and QLT USA, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on June 9, 2008)

10.41

Contribution and Distribution Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.35 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.42

Employee Matters Agreement, dated as of June 24, 2002, between Allergan, Inc. and Advanced Medical Optics, Inc. (incorporated by reference to Exhibit 10.37 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 28, 2002)

10.43

Botox® — China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.44

Amendment No. 1 to Botox® — China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.45

Botox® — Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

Exhibit No.	Description
10.46

Amendment No. 1 to Botox® — Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2** to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010)

10.47

Co-Promotion Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and SmithKline Beecham Corporation d/b/a GlaxoSmithKline (incorporated by reference to Exhibit 10.53** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.48

China Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.55** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.49

Japan Botox® Supply Agreement, dated as of September 30, 2005, between Allergan Pharmaceuticals Ireland and Glaxo Group Limited (incorporated by reference to Exhibit 10.56** to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.50

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

10.51

First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.52

License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.** (incorporated by reference to Exhibit 10.61 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.53

First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.54

License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1** to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010)

10.55	Collaboration Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc.*

10.56	Co-Promotion Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc. and Allergan, Inc.*

10.57

Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2010)

Exhibit No.	Description
10.58

Settlement Agreement, dated as of August 31, 2010, among the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, the United States Office of Personnel Management, the United States Department of Veteran Affairs, and Office of Workers’ Compensation Programs of the United States Department of Labor, the relators identified therein; and Allergan, Inc. and Allergan USA, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010)

10.59

Corporate Integrity Agreement, dated as of August 30, 2010, between the Office of Inspector General of the Department of Health and Human Services and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010)

10.60

Plea Agreement, dated as of October 5, 2010, between the United States Attorney’s Office for the Northern District of Georgia as counsel for the United States, and Allergan, Inc. (incorporated by reference to Exhibit 10.70 to Allergan, Inc.’s Current Report on Form 10-Q for the Quarter ended September 30, 2011)

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

101

The following financial statements are from Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2011	By	/S/ DAVID E.I. PYOTT

David E.I. Pyott
Chairman of the Board and Chief Executive Officer

Date: February 28, 2011	By	/S/ JEFFREY L. EDWARDS

Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2011	By	/S/ JAMES F. BARLOW

James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date: February 28, 2011	By	/S/ HERBERT W. BOYER

Herbert W. Boyer, Ph.D.,
Vice Chairman of the Board

Date: February 28, 2011	By	/S/ DEBORAH DUNSIRE

Deborah Dunsire, M.D., Director

Date: February 28, 2011	By	/S/ MICHAEL R. GALLAGHER

Michael R. Gallagher, Director

Date: February 28, 2011	By	/S/ GAVIN S. HERBERT

Gavin S. Herbert,
Director and Chairman Emeritus

Date: February 28, 2011	By	/S/ DAWN HUDSON

Dawn Hudson, Director

Date: February 28, 2011	By	/S/ ROBERT A. INGRAM

Robert A. Ingram, Director

Date: February 28, 2011	By	/S/ TREVOR M. JONES

Trevor M. Jones, Ph.D., Director

Date: February 28, 2011	By	/S/ LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr., Director

Date: February 28, 2011	By	/S/ RUSSELL T. RAY

Russell T. Ray, Director

Date: February 18, 2011	By	/S/ STEPHEN J. RYAN

Stephen J. Ryan, M.D., Director

Date: February 24, 2011	By	/S/ LEONARD D. SCHAEFFER

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

Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2010. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2010, based on those criteria.

David E.I. Pyott

Chairman of the Board and

Chief Executive Officer

(Principal Executive Officer)

Jeffrey L. Edwards

Executive Vice President,

Finance and Business Development,

Chief Financial Officer

(Principal Financial Officer)

February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Allergan, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California

February 28, 2011

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	$7,536.6	$7,536.6
	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and equivalents	$1,991.2	$1,947.1
Short-term investments	749.1	—
Trade receivables, net	647.3	576.6
Inventories	229.4	213.9
Other current assets	376.7	368.7

Total current assets	3,993.7	3,106.3
Investments and other assets	261.4	266.7
Deferred tax assets	217.8	—
Property, plant and equipment, net	800.6	808.1
Goodwill	2,038.6	1,998.3
Intangibles, net	996.0	1,357.2

Total assets	$8,308.1	$7,536.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$28.1	$18.1
Convertible notes	642.5	—
Accounts payable	222.5	204.0
Accrued compensation	182.4	164.3
Other accrued expenses	436.8	382.7
Income taxes	16.1	42.5

Total current liabilities	1,528.4	811.6
Long-term debt	1,534.2	874.0
Long-term convertible notes	—	617.3
Deferred tax liabilities	—	1.4
Other liabilities	464.4	388.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of December 31, 2010 and 2009	3.1	3.1
Additional paid-in capital	2,815.5	2,730.3
Accumulated other comprehensive loss	(152.9)	(102.8)
Retained earnings	2,225.9	2,356.7

	4,891.6	4,987.3
Less treasury stock, at cost (1,987,000 and 3,079,000 shares as of December 31, 2010 and 2009, respectively)	(133.9)	(164.5)

Total stockholders’ equity	4,757.7	4,822.8
Noncontrolling interest	23.4	21.1

Total equity	4,781.1	4,843.9

Total liabilities and equity	$8,308.1	$7,536.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	$4,447.6	$4,447.6	$4,447.6
	Year Ended December 31,
	2010	2009	2008
Revenues:
Product net sales	$4,819.6	$4,447.6	$4,339.7
Other revenues	99.8	56.0	63.7

Total revenues	4,919.4	4,503.6	4,403.4

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	722.0	750.9	761.2
Selling, general and administrative	2,017.6	1,921.5	1,856.1
Research and development	804.6	706.0	797.9
Amortization of acquired intangible assets	138.0	146.3	150.9
Legal settlement	609.2	—	—
Intangible asset impairment and related costs	369.1	—	—
Restructuring charges	0.3	50.9	41.3

Operating income	258.6	928.0	796.0

Non-operating income (expense):
Interest income	7.3	7.0	33.5
Interest expense	(78.7)	(76.9)	(85.5)
Gain on investments, net	—	24.6	—
Other, net	(16.4)	(34.2)	18.2

	(87.8)	(79.5)	(33.8)

Earnings before income taxes	170.8	848.5	762.2
Provision for income taxes	165.9	224.7	197.5

Net earnings	4.9	623.8	564.7
Net earnings attributable to noncontrolling interest	4.3	2.5	1.6

Net earnings attributable to Allergan, Inc.	$0.6	$621.3	$563.1

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.00	$2.05	$1.85

Diluted	$0.00	$2.03	$1.84

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Stockholders’ Equity
				Accumulated
	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
Balance December 31, 2007	307.5	$3.1	$2,530.8	$(34.8)	$1,399.0	(1.6)	$(103.6)	$1.5	$3,796.0
Comprehensive income
Net earnings					563.1			1.6	564.7	$564.7
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net losses				(125.8)						(125.8)
Amortization				3.9						3.9
Foreign currency translation adjustments				(39.1)				(0.4)		(39.5)
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized loss on investments				(3.1)						(3.1)

Other comprehensive loss									(165.3)	(165.3)

Comprehensive income										$399.4

Adjustment, net of tax, upon adoption of the measurement date provision of guidance for pension and postretirement plans				1.0	(4.6)				(3.6)
Dividends ($0.20 per share)					(61.0)				(61.0)
Stock options exercised					(45.5)	1.5	97.4		51.9
Excess tax benefits from share-based compensation			11.1						11.1
Activity under other stock plans					(6.1)	0.4	26.2		20.1
Purchase of treasury stock						(4.0)	(230.1)		(230.1)
Stock-based award activity			54.7		(2.8)	0.3	17.7		69.6
Dividends to noncontrolling interest								(0.9)	(0.9)

Balance December 31, 2008	307.5	3.1	2,596.6	(198.7)	1,842.1	(3.4)	(192.4)	1.8	4,052.5
Comprehensive income
Net earnings					621.3			2.5	623.8	$623.8
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain				48.9						48.9
Amortization				9.2						9.2
Foreign currency translation adjustments				37.2				1.7		38.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized gain on investments				1.4						1.4

Other comprehensive income									97.6	97.6

Comprehensive income										$721.4

Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised					(35.5)	2.2	101.0		65.5
Excess tax benefits from share-based compensation			7.3						7.3
Activity under other stock plans					(2.6)	0.2	11.5		8.9
Purchase of treasury stock						(2.0)	(105.5)		(105.5)
Stock-based award activity			126.4		(7.7)	(0.1)	20.9		139.6
Noncontrolling interest from an acquisition								16.7	16.7
Dividends to noncontrolling interest								(1.6)	(1.6)

Balance December 31, 2009	307.5	3.1	2,730.3	(102.8)	2,356.7	(3.1)	(164.5)	21.1	4,843.9
Comprehensive income
Net earnings					0.6			4.3	4.9	$4.9
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net losses				(53.5)						(53.5)
Amortization				8.2						8.2
Foreign currency translation adjustments				(4.0)				0.8		(3.2)
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)

Other comprehensive loss									(49.3)	(49.3)

Comprehensive loss										$(44.4)

Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised					(73.9)	5.4	305.1		231.2
Excess tax benefits from share-based compensation			27.1						27.1
Activity under other stock plans			2.6		0.7	0.1	3.9		7.2
Purchase of treasury stock						(4.5)	(286.0)		(286.0)
Stock-based award activity			55.5		2.7	0.1	7.6		65.8
Noncontrolling interest from an acquisition								(0.4)	(0.4)
Dividends to noncontrolling interest								(2.4)	(2.4)

Balance December 31, 2010	307.5	$3.1	$2,815.5	$(152.9)	$2,225.9	(2.0)	$(133.9)	$23.4	$4,781.1

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$4.9	$623.8	$564.7
Non-cash items included in net earnings:
Depreciation and amortization	257.1	262.1	264.4
Amortization of original issue discount and debt issuance costs	28.4	27.5	29.4
Amortization of net realized gain on interest rate swap	(1.3)	(1.3)	(1.3)
Deferred income tax benefit	(249.1)	(112.8)	(101.0)
Loss on disposal and impairment of assets	17.9	3.8	11.5
Loss on extinguishment of convertible debt	—	5.3	—
Unrealized loss (gain) on derivative instruments	7.6	13.6	(14.8)
Expense of share-based compensation plans	73.9	151.9	93.1
Legal settlement	15.2	—	—
Intangible asset impairment and related costs	369.1	—	—
Expense from changes in fair value of contingent consideration	7.9	—	—
Restructuring charges	0.3	50.9	41.3
Gain on investments, net	—	(24.6)	—
Changes in operating assets and liabilities:
Trade receivables	(71.4)	(17.7)	(114.5)
Inventories	(5.6)	67.7	(48.0)
Other current assets	7.3	4.9	4.6
Other non-current assets	(18.6)	(20.3)	(2.9)
Accounts payable	8.6	22.5	(32.9)
Accrued expenses	34.4	16.2	14.0
Income taxes	(17.6)	(1.6)	35.3
Other liabilities	(5.1)	41.4	(60.4)

Net cash provided by operating activities	463.9	1,113.3	682.5

Cash flows from investing activities:
Purchases of short-term investments	(824.1)	—	—
Acquisitions, net of cash acquired	(69.8)	(12.8)	(150.1)
Additions to property, plant and equipment	(102.8)	(95.8)	(190.8)
Additions to capitalized software	(13.3)	(26.6)	(56.3)
Additions to intangible assets	(40.9)	(3.3)	(69.8)
Contractual purchase price adjustments to prior acquisitions	(1.7)	11.6	—
Proceeds from maturities of short-term investments	75.0	—	—
Proceeds from sale of investments	—	28.2	—
Proceeds from sale of business and assets	—	—	6.1
Proceeds from sale of property, plant and equipment	0.4	—	1.2

Net cash used in investing activities	(977.2)	(98.7)	(459.7)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	6.6	12.1	(34.7)
Payments to acquire treasury stock	(286.0)	(105.5)	(230.1)
Dividends to stockholders	(60.6)	(60.6)	(60.7)
Repayments of convertible borrowings	—	(98.3)	—
Debt issuance costs	(6.1)	—	—
Proceeds from issuance of senior notes, net of discount	648.0	—	—
Sale of stock to employees	234.0	63.5	51.6
Excess tax benefits from share-based compensation	27.1	7.3	11.1

Net cash provided by (used in) financing activities	563.0	(181.5)	(262.8)

Effect of exchange rate changes on cash and equivalents	(5.6)	3.6	(7.5)

Net increase (decrease) in cash and equivalents	44.1	836.7	(47.5)
Cash and equivalents at beginning of year	1,947.1	1,110.4	1,157.9

Cash and equivalents at end of year	$1,991.2	$1,947.1	$1,110.4

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$48.0	$53.7	$60.7

Income taxes, net of refunds	$410.8	$332.6	$261.4

In 2009, the Company acquired an office building contiguous to its main facility in Irvine, California for approximately $20.7 million. The Company assumed a mortgage of $20.0 million and paid $0.7 million in cash.

See accompanying notes to consolidated financial statements

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Aggregate net realized and unrealized (losses) gains resulting from foreign currency transactions and derivative contracts of approximately $(17.8) million, $(28.9) million and $17.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.

Cash and Equivalents

The Company considers cash in banks, repurchase agreements, commercial paper and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.

Short-Term Investments

Short-term investments consist primarily of investment grade commercial paper with maturities from three months to one year when purchased and are classified as available-for-sale. As of December 31, 2010, short-term investments are valued at cost, which approximates fair value due to their short-term maturities.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from three to 21 years, and an in-process research and development asset with an indefinite useful life that is not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the in-process research and development asset is either amortized over its estimated useful life or written-off immediately.

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2010 and 2009, the Company held approximately 2.0 million and 3.1 million treasury shares, respectively, under this program.

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

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recorded. The amounts reserved for cash discounts were $4.4 million and $3.3 million at December 31, 2010 and 2009, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2010 and 2009 were $52.3 million and $41.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement Captions.”) Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. The Company also offers rebate and other incentive programs for its aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $186.5 million and $158.6 million at December 31, 2010 and 2009, respectively.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period using the straight-line single option method. The fair value of modifications to share-based awards is generally estimated using a lattice model.

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $171.4 million, $185.2 million and $126.0 million in 2010, 2009 and 2008, respectively.

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

Valuation allowances against the Company’s deferred tax assets were $4.3 million and $4.6 million at December 31, 2010 and December 31, 2009, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2010, the Company had approximately $2,109.4 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

On July 1, 2010, the Company completed a business combination agreement and effected a revised distribution agreement with its distributor in Turkey. The Company paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of the Company’s products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million as of the acquisition date. On January 15, 2010, the Company acquired Serica Technologies, Inc. (Serica) for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On July 7, 2009, the Company acquired a 50.001% stockholder interest in a joint venture, Samil Allergan Ophthalmic Joint Venture Company (Samil), for approximately $14.8 million, net of cash acquired. The Company accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires ongoing reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2010 and determined that as of December 31, 2010, the Company holds a variable interest in one variable interest entity (VIE) for which the Company is not the primary beneficiary.

New Accounting Standards Not Yet Adopted

In December 2010, the FASB issued an accounting standards update that provides guidance on the recognition and classification of the annual fee imposed by the Patient Act and Affordable Care Act as amended by the Health Care and Education Reconciliation Act on pharmaceutical companies that manufacture or import branded prescription drugs. Under this guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. The annual fee ranges from $2.5 billion to $4.1 billion for all affected entities in total, a portion of which will be allocated to the Company on the basis of the amount of its branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. The annual fee is not deductible for federal income tax purposes. This guidance will be effective for calendar years beginning after December 31, 2010, which will be the Company’s fiscal year 2011. The Company currently estimates the annual fee for 2011 to be approximately $20.0 million.

In December 2010, the FASB issued an accounting standards update that requires an entity to perform Step 2 of the goodwill impairment test for its reporting units with a zero or a negative carrying amount if there are

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualitative factors indicating that it is more likely than not that a goodwill impairment exists. This guidance will be effective for fiscal years beginning after December 15, 2010, which will be the Company’s fiscal year 2011, and applied as a change in accounting principle with any impairment recorded as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an accounting standards update that requires an entity to disclose pro forma revenue and earnings of the combined entity for both the year in which a business combination occurred and the prior year as if the business combination had occurred as of the beginning of prior year only. This guidance will be effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010, which will be the Company’s fiscal year 2011. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. The Company expects to make an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which is included in selling, general and administrative (SG&A) expenses in the third quarter of 2010. The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional contingent consideration based on specified percentages of revenue in Turkey over the next five years. The estimated fair value of the contingent consideration as of the acquisition date was $36.7 million. The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date. No liabilities were assumed in connection with the purchase. The Company believes that the fair values assigned to the assets acquired and the contingent consideration were based on reasonable assumptions. The useful life of the intangible assets was determined to be 10.0 years. The Company currently estimates that a substantial portion of the goodwill acquired will be deductible for income tax purposes. As of December 31, 2010, the total estimated fair value of the contingent consideration was $44.5 million, of which $3.2 million was included in “Accounts payable” and $41.3 million was included in “Other liabilities.”

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica, a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue regeneration for breast reconstruction, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $96.0 million and assumed liabilities of $32.3 million. The acquisition was funded from current cash and equivalents balances. The Serica acquisition provides the Company with an approved technology that has potential future application in breast augmentation, revision surgeries, as well as potential bariatric applications.

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

The Company believes the fair values assigned to the Serica assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired:

(in millions)
Identifiable intangible assets	$71.4
Goodwill	13.2
Property, plant and equipment	0.7
Deferred tax assets — non-current	10.7
Accounts payable and accrued liabilities	(3.1)
Notes payable	(3.4)
Deferred tax liabilities — non-current	(25.8)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collaborations

In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. Under the terms of the agreement, the Company receives exclusive worldwide rights to develop, manufacture and commercialize the investigational drug for all potential indications except Primary Nocturnal Enuresis (pediatric bedwetting). In conjunction with the agreement, the Company agreed to make an upfront payment to Serenity of $43.0 million, which was paid in the second quarter of 2010. The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments. Because the technology has not yet achieved regulatory approval, the Company recorded the upfront payment of $43.0 million as research and development (R&D) expense in the first quarter of 2010.

In December 2010, the Company and Serenity executed a letter agreement which specified certain terms and conditions governing additional development activities for a new Phase III trial which were not set forth in the original agreement. Under the letter agreement, the Company has agreed to share 50% of the cost of additional development activities. The execution of the letter agreement was a reconsideration event for the Company’s variable interest in the collaboration agreement with Serenity, and since the Company is providing a significant amount of the funding for the new Phase III trial, it determined that Serenity has become a VIE. However, the Company determined that it is not the primary beneficiary of the VIE because it does not possess the power to direct Serenity’s research and development activities, which are the activities that most significantly impact Serenity’s economic performance. The Company’s maximum exposure to loss is the upfront payment of $43.0 million made to Serenity and any future shared costs of additional development activities.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2010, the Company amended its existing license agreements with GlaxoSmithKline (GSK) to reacquire the distribution rights to Botox® for all current and future cosmetic indications in Japan and China for $18.5 million, which was paid in the third quarter of 2010. The Company capitalized the value of these reacquired rights as an intangible asset in the first quarter of 2010.

In September 2010, the Company acquired from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V., Beerse and Johnson & Johnson Vision Care Inc. the global license to manufacture and commercialize alcaftadine 0.25%, a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. In conjunction with the license agreement for this product that was approved in July 2010 for marketing in the United States under the brand name Lastacaft™ (alcaftadine ophthalmic solution), the Company agreed to make an upfront payment of $23.0 million, which was paid in the fourth quarter of 2010. The terms of the agreement also require the Company to make potential future regulatory milestone payments of up to $12.0 million, as well as future royalty payments. The Company capitalized $22.4 million of the upfront licensing payment as an intangible asset in the third quarter of 2010.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, the Company had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2010, the Company recorded a $0.3 million restructuring charge reversal. During 2009 and 2008, the Company recorded $8.4 million and $27.2 million of pre-tax restructuring charges, respectively. The Company did not incur any costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production during 2010. During 2009, the Company recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits. During 2008, the Company recognized $8.8 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production, $0.9 million of SG&A expenses and $0.3 million of R&D expenses related to one-time termination benefits and asset impairments.

Other Restructuring Activities and Integration Costs

Included in 2010 are $0.8 million of restructuring charges primarily for employee severance related to the Serica acquisition and a $0.2 million restructuring charge reversal for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

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

Included in 2008 are $3.4 million of restructuring charges related to the Company’s closure of its collagen manufacturing facility in Fremont, California, $4.0 million of restructuring charges for an abandoned leased

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations, $6.6 million of restructuring charges related to the Company’s 2007 acquisition of Groupe Cornéal Laboratoires (Cornéal) and $0.1 million of restructuring charges related to the Company’s 2007 acquisition of EndoArt SA (EndoArt).

Included in 2010 are $1.1 million of SG&A expenses related to integration and transaction costs associated with the purchase of the Company’s distributor’s business related to the Company’s products in Turkey, $0.4 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity and $0.5 million of SG&A expenses related to integration and transaction costs associated with the Serica acquisition. Included in 2009 are $0.4 million of SG&A expenses related to transaction costs associated with the Samil acquisition and $0.4 million of SG&A expenses related to integration costs associated with the Company’s 2007 acquisition of Cornéal. Included in 2008 are $0.1 million of cost of sales and $2.1 million of SG&A expenses related to integration costs associated with the Company’s 2007 acquisitions of Esprit Pharma Holding Company, Inc. (Esprit) and Cornéal.

Note 4:    Composition of Certain Financial Statement Captions

	2010	2010
	December 31,
	2010	2009
	(in millions)
Trade receivables, net
Trade receivables	$699.4	$627.6
Less allowance for sales returns — medical device products	23.1	20.7
Less allowance for doubtful accounts	29.0	30.3

	$647.3	$576.6

Inventories
Finished products	$148.2	$137.9
Work in process	41.1	34.9
Raw materials	40.1	41.1

	$229.4	$213.9

Other current assets
Prepaid expenses	$64.7	$71.2
Deferred taxes	277.7	252.9
Other	34.3	44.6

	$376.7	$368.7

Investments and other assets
Deferred executive compensation investments	$64.9	$56.2
Capitalized software	75.3	87.3
Prepaid pensions	7.5	24.6
Prepaid royalties	8.5	10.0
Interest rate swap fair value	42.3	30.4
Debt issuance costs	10.0	7.5
Non-marketable equity investments	7.7	5.1
Other	45.2	45.6

	$261.4	$266.7

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2010
	December 31,
	2010	2009
	(in millions)
Property, plant and equipment, net
Land	$58.9	$58.2
Buildings	773.6	737.8
Machinery and equipment	614.8	571.3

	1,447.3	1,367.3
Less accumulated depreciation	646.7	559.2

	$800.6	$808.1

Other accrued expenses
Sales rebates and other incentive programs	$186.5	$158.6
Restructuring charges	0.8	12.6
Royalties	34.6	33.8
Accrued interest	17.3	10.8
Sales returns — specialty pharmaceutical products	29.2	20.8
Accrued legal settlement expenses	15.2	—
Product warranties — breast implant products	6.7	6.7
Other	146.5	139.4

	$436.8	$382.7

Other liabilities
Postretirement benefit plan	$56.5	$41.0
Qualified and non-qualified pension plans	152.1	117.7
Deferred executive compensation	68.9	59.8
Deferred income	87.8	95.0
Contingent consideration	41.3	—
Product warranties — breast implant products	23.4	22.7
Unrecognized tax benefit liabilities	15.9	23.2
Other	18.5	29.0

	$464.4	$388.4

Accumulated other comprehensive loss
Foreign currency translation adjustments	$17.3	$21.3
Deferred holding gains on derivative instruments, net of taxes of $2.8 million and $3.3 million for 2010 and 2009, respectively	4.1	4.9
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $93.9 million and $76.9 million for 2010 and 2009, respectively	(174.3)	(129.0)

	$(152.9)	$(102.8)

At December 31, 2010 and 2009, approximately $6.4 million and $5.6 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2010 and 2009, approximately $11.7 million and $7.0 million, respectively, of specific reserves for sales returns related to certain eye care pharmaceutical products genericized during 2010 and 2009 are included in accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:    Intangibles and Goodwill

Intangibles

At December 31, 2010 and 2009, the components of intangibles and certain other related information were as follows:

	Amortization	Amortization	Amortization	Amortization	Amortization	Amortization
	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,129.6	$(353.2)	13.4	$1,396.4	$(317.2)	14.3
Customer relationships	42.3	(42.3)	3.1	42.3	(42.0)	3.1
Licensing	185.6	(116.7)	9.3	224.7	(102.3)	10.0
Trademarks	27.4	(24.2)	6.3	27.5	(19.6)	6.3
Core technology	189.6	(61.5)	15.2	191.7	(49.5)	15.2
Other	17.0	(1.9)	9.1	5.6	(0.4)	7.1

	1,591.5	(599.8)	12.7	1,888.2	(531.0)	13.5
Unamortizable Intangible Assets:
In-process research and development	4.3	—		—	—

	$1,595.8	$(599.8)		$1,888.2	$(531.0)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 Inamed acquisition, primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Cornéal, gastric band technology acquired in connection with the Company’s 2007 acquisition of EndoArt, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, government permits and non-compete agreements. The in-process research and development asset consists of a dermal filler technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica.

In the third quarter of 2010, the Company concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise (the Sanctura® Assets), which the Company acquired in connection with its 2007 acquisition of Esprit and certain subsequent licensing and commercialization transactions, had become impaired. The Company determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the current carrying amount of the Sanctura® Assets and the carrying amount exceeded the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, the Company recorded an aggregate charge of $369.1 million ($228.6 million after-tax) related to the impairment of the Sanctura® Assets and related costs, which includes a pre-tax charge of $343.2 million for the impairment of the Sanctura® intangible assets.

The decrease in developed technology at December 31, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets, partially offset by developed technology acquired in connection with the Serica acquisition and an upfront licensing payment for an eye care product previously approved for marketing. The decrease in licensing assets at December 31, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets, partially offset by a licensing payment for the reacquisition of Botox® Cosmetic distribution rights in Japan and China. The increase in other intangible assets at December 31, 2010 compared to December 31, 2009 is primarily due to the purchase of the Company’s distributor’s business related to the Company’s products in Turkey.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the years ended December 31, 2010, 2009 and 2008, respectively:

	138.0	138.0	138.0
	2010	2009	2008
	(in millions)
Developed technology	$97.4	$101.4	$98.7
Customer relationships	0.3	4.2	13.6
Licensing	22.1	23.2	20.9
Trademarks	4.4	4.4	4.8
Core technology	12.4	12.7	12.9
Other	1.4	0.4	—

	$138.0	$146.3	$150.9

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

Estimated amortization expense is $126.7 million for 2011, $121.6 million for 2012, $107.4 million for 2013, $102.4 million for 2014 and $97.3 million for 2015.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2010 and 2009 were as follows:

	Pharmaceuticals	Pharmaceuticals	Pharmaceuticals
	Specialty Pharmaceuticals	Medical Devices	Total
		(in millions)
Balance at December 31, 2008	$49.2	$1,932.6	$1,981.8
Samil acquisition	23.0	—	23.0
Esprit acquisition contractual purchase price adjustment	(2.3)	—	(2.3)
Cornéal acquisition contractual purchase price adjustment	—	(9.2)	(9.2)
Foreign exchange translation effects and other	3.3	1.7	5.0

Balance at December 31, 2009	73.2	1,925.1	1,998.3
Purchase of distributor’s business in Turkey	31.5	—	31.5
Serica acquisition	—	13.2	13.2
Samil acquisition contractual purchase price adjustment	1.7	—	1.7
Foreign exchange translation effects and other	—	(6.1)	(6.1)

Balance at December 31, 2010	$106.4	$1,932.2	$2,038.6

Note 6:    Notes Payable and Long-Term Debt

	Decembern31,	Decembern31,	Decembern31,	Decembern31,
	2010 Average Effective Interest Rate	December 31, 2010	2009 Average Effective Interest Rate	December 31, 2009
		(in millions)		(in millions)
Bank loans	6.80%	$28.1	2.59%	$18.1
Medium term notes; maturing 2012	7.47%	25.0	7.47%	25.0
Real estate mortgage; maturing 2017	5.65%	20.0	5.65%	20.0
Senior notes due 2016	5.79%	798.8	5.79%	798.6
Senior notes due 2020	3.41%	648.1	—	—
Interest rate swap fair value adjustment		42.3		30.4

		1,562.3		892.1
Less current maturities		28.1		18.1

Total long-term debt		$1,534.2		$874.0

At December 31, 2010, the Company had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was in compliance with these covenants at December 31, 2010. As of December 31, 2010, the Company had no borrowings under its committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $28.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.

On September 14, 2010, the Company issued its 3.375% Senior Notes due 2020 (2020 Notes) in a registered offering for an aggregate principal amount of $650.0 million. The 2020 Notes, which were sold at 99.697% of par value with an effective interest rate of 3.41%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2020 Notes will be due and payable on September 15, 2020, unless earlier redeemed by the Company. The original discount of approximately $2.0 million and the deferred debt issuance costs associated with the 2020 Notes are being amortized using the effective interest method over the stated term of 10 years.

On April 12, 2006, the Company completed concurrent private placements of $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) and $750.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes). (See Note 7, “Convertible Notes,” for a description of the 2026 Convertible Notes.)

The 2016 Notes, which were sold at 99.717% of par value with an effective interest rate of 5.79%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by the Company. The original discount of approximately $2.3 million and the deferred debt issuance costs associated with the 2016 Notes are being amortized using the effective interest method over the stated term of 10 years.

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2010 and 2009, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $42.3 million and $30.4 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2010, 2009 and 2008, the Company recognized $15.1 million, $14.3 million and $7.9 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2010, 2009 and 2008, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2010, the remaining unrecognized gain of $6.9 million ($4.1 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2011 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during 2010, 2009 and 2008, respectively.

The aggregate maturities of total debt obligations, excluding the interest rate swap fair value adjustment of $42.3 million, for each of the next five years and thereafter are as follows: $670.6 million in 2011; $25.0 million in 2012, zero in 2013, 2014 and 2015 and $1,466.9 million thereafter. Interest incurred of $0.5 million in 2010, $1.0 million in 2009 and $1.4 million in 2008 has been capitalized and included in property, plant and equipment.

Note 7:    Convertible Notes

In 2006, the Company issued the 2026 Convertible Notes for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds. As of December 31, 2010, the conversion criteria had not been met. Based on the Company’s closing year-end stock price at December 31, 2010 of $68.67 per share, the conversion value of the 2026 Convertible Notes was $704.5 million. The Company is permitted to redeem the 2026 Convertible Notes from and after April 5, 2009 to April 4, 2011 if the closing price of its common stock reaches a specified threshold, and will be permitted to redeem the 2026 Convertible Notes at any time on or after April 5, 2011. Holders of the 2026 Convertible Notes will also be able to require the Company to redeem the 2026 Convertible Notes on April 1, 2011, April 1, 2016 and April 1, 2021 or upon a change in control of the Company. The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders. At December 31, 2010, the Company reported the 2026 Convertible Notes as a current liability due to the note holders’ ability to require the Company to redeem the 2026 Convertible Notes on April 1, 2011.

The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes. As of December 31, 2010, the carrying value of the liability component is $642.5 million with an effective interest rate of 5.59%. The difference between the carrying value of the liability component and the principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes with a carrying value of $92.3 million and a calculated fair value of approximately $97.0 million. The Company recognized a $4.7 million loss on extinguishment of the convertible debt. In addition, the Company wrote off $0.6 million of related unamortized deferred debt issuance costs as loss on extinguishment of the convertible debt. The difference between the amount paid to repurchase the 2026 Convertible Notes and the calculated fair value of the liability component was recognized as a reduction to additional paid in capital, net of the effect of deferred taxes.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:    Income Taxes

The components of earnings before income taxes were:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
U.S.	$103.3	$394.3	$346.2
Non-U.S.	67.5	454.2	416.0

Total	$170.8	$848.5	$762.2

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Current
U.S. federal	$287.9	$234.7	$207.6
U.S. state	32.8	41.5	46.5
Non-U.S.	94.3	61.3	44.4

Total current	415.0	337.5	298.5

Deferred
U.S. federal	(244.2)	(87.8)	(86.8)
U.S. state	13.9	(17.7)	(3.0)
Non-U.S.	(18.8)	(7.3)	(11.2)

Total deferred	(249.1)	(112.8)	(101.0)

Total	$165.9	$224.7	$197.5

The current provision for income taxes does not reflect the tax benefit of $27.1 million, $7.3 million and $11.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to excess tax benefits from share-based compensation recorded directly to “Additional paid-in capital” in the consolidated balance sheets.

The Company recorded total pre-tax charges of $609.2 million in 2010 related to the global settlement with the U.S. Department of Justice (DOJ). The charges were allocated between the United States and certain non-U.S. jurisdictions, in accordance with the Company’s established transfer pricing policies. The Company recorded a tax benefit of $21.4 million in the fourth quarter of 2010 in connection with the total fiscal year 2010 pre-tax charges of $609.2 million. (See Note 13, “Legal Proceedings.”)

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2010	2009	2008
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	20.4	3.3	4.4
Tax differential on foreign earnings	28.4	(11.2)	(14.4)
Other credits (R&D)	(15.9)	(4.3)	(3.7)
Tax audit settlements/adjustments	6.0	1.3	2.1
Legal settlement	18.8	—	—
Other	4.4	2.4	2.5

Effective tax rate	97.1%	26.5%	25.9%

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Withholding and U.S. taxes have not been provided on approximately $2,109.4 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the second quarter of 2010, the Company partially settled its federal income tax audit with the U.S. Internal Revenue Service (IRS) for tax years 2005 and 2006 which resulted in a total settlement amount of $33.5 million, all of which was paid in 2009 as an advanced payment. Additionally, the Company partially settled its federal income tax audit with the IRS for tax years 2003 to 2006 for the Company’s acquired subsidiary, Inamed, which resulted in a total settlement amount of $1.2 million.

The Company has disagreed with certain positions taken by the IRS in the partially settled audit cycles noted above and has entered into Appeals proceedings and Competent Authority negotiations with respect to those positions in order to seek resolution. The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result.

The Company and its consolidated subsidiaries are currently under examination by the IRS for tax years 2007 and 2008. The Company believes the additional tax liability, if any, for such years, will not have a material effect on the financial position of the Company. In May 2010, the Company executed an Advance Pricing Agreement with the IRS for certain transfer pricing issues covering tax years 2007 through 2025.

At December 31, 2010, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $61.4 million. The Company has U.S. net operating loss carryforwards of approximately $120.6 million which are subject to limitation under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2027.

The Company has a subsidiary in Costa Rica under a tax incentive grant, which provides that the Company will be exempt from local income tax until the current tax incentive grant expires at the end of 2015.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(in millions)
Deferred tax assets
Net operating loss carryforwards/carrybacks	$40.3	$66.4
Accrued expenses	103.3	89.5
Capitalized expenses	104.4	58.4
Deferred compensation	30.2	29.1
Medicare, Medicaid and other accrued health care rebates	48.6	39.7
Postretirement medical benefits	20.6	16.0
Capitalized intangible assets	83.3	54.4
Deferred revenue	13.1	14.2
Inventory reserves and adjustments	75.8	72.2
Share-based compensation awards	88.0	89.2
Unbilled costs	23.6	21.3
Pension plans	52.6	40.8
All other	50.2	35.4

	734.0	626.6
Less: valuation allowance	(4.3)	(4.6)

Total deferred tax assets	729.7	622.0

Deferred tax liabilities
Depreciation	15.0	13.1
Developed and core technology intangible assets	213.7	343.9
All other	5.5	13.5

Total deferred tax liabilities	234.2	370.5

Net deferred tax assets	$495.5	$251.5

The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2010 were $277.7 million and $217.8 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax liabilities at December 31, 2009 were $252.9 million and $1.4 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.

In February 2009, the California Legislature enacted 2009-2010 budget legislation containing various California tax law changes including an election to apply a single sales factor apportionment formula for taxable years beginning on or after January 1, 2011. The Company anticipates making the election and as a result, all state and federal deferred tax assets and deferred tax liabilities have been redetermined accordingly. The impact of the adjustment was an increase to the provision for income taxes of approximately $1.5 million in 2009 and $5.0 million in 2010.

Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2010. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures for Uncertainty in Income Taxes

The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2010 and 2009 is as follows:

	2010	2009
	(in millions)
Balance, beginning of year	$39.3	$47.5
Gross increase as a result of positions taken in a prior year	15.0	20.5
Gross decrease as a result of positions taken in a prior year	(13.4)	(21.0)
Gross increase as a result of positions taken in current year	10.5	0.1
Gross decrease as a result of positions taken in current year	(4.3)	—
Decreases related to settlements	(14.6)	(7.8)

Balance, end of year	$32.5	$39.3

The total amount of unrecognized tax benefits at December 31, 2010 and December 31, 2009 that, if recognized, would affect the effective tax rate is $27.5 million and $35.5 million, respectively.

The total amount of interest expense (income) related to uncertainty in income taxes recognized in the Company’s consolidated statements of earnings is $(0.7) million and $5.5 million for the years ended December 31, 2010 and 2009, respectively. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheets is $8.1 million and $11.1 million at December 31, 2010 and 2009, respectively. The change to the accrued interest expense balance between December 31, 2010 and December 31, 2009 is primarily attributable to the partial settlement of income tax audits with the IRS and other changes to various unrecognized tax benefits.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $8.0 million to $10.0 million primarily due to settlements of income tax audits, Appeals proceedings and Competent Authority negotiations.

The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2009
California	2003 - 2009
Brazil	2005 - 2009
Canada	2003 - 2009
France	2007 - 2009
Germany	2006 - 2009
Italy	2006 - 2009
Ireland	2004 - 2009
Spain	2006 - 2009
United Kingdom	2007 - 2009

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in accumulated other comprehensive loss as of December 31, 2010 and 2009 are unrecognized actuarial losses of $254.6 million and $202.9 million, respectively, related to the Company’s pension plans. Of the December 31, 2010 amount, the Company expects to recognize approximately $17.3 million in net periodic benefit cost during 2011. Also included in accumulated other comprehensive loss at December 31, 2010 and 2009 are unrecognized prior service credits of $1.4 million and $1.7 million, respectively, and unrecognized actuarial losses of $15.0 million and $4.7 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2010 amounts, the Company expects to recognize $0.3 million of the unrecognized prior service credits and $0.9 million of the unrecognized actuarial losses in net periodic benefit cost during 2011.

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, assumptions used to determine net periodic benefit cost and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended 2010, 2009 and 2008 were as follows:

	$(00.00)	$(00.00)	$(00.00)	$(00.00)	$(00.00)	$(00.00)
	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$20.2	$23.0	$24.8	$2.2	$1.6	$1.5
Interest cost	38.6	37.3	34.4	3.3	2.4	2.2
Expected return on plan assets	(46.0)	(42.9)	(41.9)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	—	(0.3)	(0.3)	(0.3)
Recognized net actuarial losses	10.2	12.6	6.5	1.1	0.1	0.1

Net periodic benefit cost	$23.1	$30.1	$23.8	$6.3	$3.8	$3.5

Benefit Obligation, Change in Plan Assets and Funded Status

The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2010 and 2009.

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$655.2	$620.0	$42.1	$39.9
Service cost	20.2	23.0	2.2	1.6
Interest cost	38.6	37.3	3.3	2.4
Participant contributions	1.5	1.6	—	—
Actuarial losses (gains)	81.2	(20.5)	11.4	(0.3)
Benefits paid	(14.8)	(13.2)	(1.1)	(1.5)
Impact of foreign currency translation	(7.9)	7.0	—	—

Projected benefit obligation, end of year	774.0	655.2	57.9	42.1

Change in Plan Assets
Fair value of plan assets, beginning of year	559.9	462.7	—	—
Actual return on plan assets	67.7	89.6	—	—
Company contributions	21.4	12.9	1.1	1.5
Participant contributions	1.5	1.6	—	—
Benefits paid	(14.8)	(13.2)	(1.1)	(1.5)
Impact of foreign currency translation	(8.5)	6.3	—	—

Fair value of plan assets, end of year	627.2	559.9	—	—

Funded status of plans	$(146.8)	$(95.3)	$(57.9)	$(42.1)

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2010 and 2009:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Investments and other assets	$7.5	$24.6	$—	$—
Accrued compensation	(2.2)	(2.2)	(1.4)	(1.1)
Other liabilities	(152.1)	(117.7)	(56.5)	(41.0)

Net accrued benefit costs	$(146.8)	$(95.3)	$(57.9)	$(42.1)

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $706.0 million and $590.2 million at December 31, 2010 and 2009, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2010 and 2009 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2010	2009	2010	2009
	(in millions)
Projected benefit obligation	$658.6	$568.4	$658.6	$568.4
Accumulated benefit obligation	604.5	513.4	604.5	513.4
Fair value of plan assets	504.3	448.5	504.3	448.5

The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2011, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets

The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 12, “Fair Value Measurements.”

The table below presents total plan assets by investment category as of December 31, 2010 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$5.3	$5.3	$—	$—
Equity Securities
U.S. large-cap growth	44.8	44.8	—	—
U.S mid-cap growth	19.3	19.3	—	—
U.S. small-cap growth	20.2	20.2	—	—
U.S. large-cap index	34.1	34.1	—	—
U.S. large-cap value	40.1	40.1	—	—
International equities	170.5	170.5	—	—
Fixed Income Securities
U.S. Treasury bonds	33.3	—	33.3	—
Global corporate bonds	176.4	—	176.4	—
International bond funds	58.1	58.1	—	—
Global corporate bond funds	7.4	7.4	—	—
International government bond funds	17.7	17.7	—	—

	$627.2	$417.5	$209.7	$—

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.04%	6.19%	6.25%	6.09%	6.05%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—
Non-U.S. Pension Plans:
Discount rate	6.16%	5.71%	5.50%
Expected return on plan assets	5.85%	6.03%	6.82%
Rate of compensation increase	3.25%	4.01%	4.13%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	5.51%	6.04%		5.56%	6.09%
Rate of compensation increase	4.00%	4.25%		—	—
Non-U.S. Pension Plans:
Discount rate	5.57%	6.16%
Rate of compensation increase	3.10%	3.25%

Assumed health care cost trend rates have a significant effect on the amounts reported as other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest cost components	$1.1	$(0.8)
Effect on postretirement benefit obligation	10.9	(8.6)

The assumed annual health care cost trend rate for the retiree health plan is 7.5% for 2011, gradually decreasing to 5% in 2016 and remaining at that level thereafter.

For the U.S. qualified pension plan, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s U.S. pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. The Company’s overall expected long-term rate of return on assets for 2011 is 7.25% for its U.S. funded pension plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of returns on fixed income instruments and equities. The Company’s non-U.S. pension plans’ assets are also managed by outside investment managers using a total return investment approach using a mix of equities and debt securities investments to maximize the long-term rate of return on the plans’ assets. The Company’s overall expected long-term rate of return on assets for 2011 is 5.70% for its non-U.S. funded pension plans.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Postretirement	Postretirement
	Pension Benefits	Other Postretirement Benefits
	(in millions)
2011	$19.6	$1.4
2012	21.4	1.6
2013	23.7	1.8
2014	26.0	2.0
2015	28.8	2.3
2016 – 2020	196.1	16.4

	$315.6	$25.5

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2010, 2009 and 2008, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Effective February 13, 2009, the Company reduced the 100% Company match to up to 2% of compensation. Effective January 1, 2010, the Company increased the 100% Company match to up to 3% of compensation. Effective August 13, 2010, the Company increased the 100% Company match to up to 4% of compensation. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $17.5 million, $8.1 million and $16.9 million in 2010, 2009 and 2008, respectively.

In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $18.9 million, $16.9 million and $17.7 million in 2010, 2009 and 2008, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:    Employee Stock Plans

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

At December 31, 2010, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 9.1 million shares.

Share-Based Award Activity and Balances

The following table summarizes the Company’s stock option activity:

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	24,897	$47.99	21,238	$48.96	18,695	$44.50
Options granted	5,084	59.54	5,790	40.73	4,643	63.33
Options exercised	(5,383)	43.12	(1,835)	35.68	(1,511)	34.35
Options cancelled	(742)	49.70	(296)	52.01	(589)	57.41

Outstanding, end of year	23,856	51.50	24,897	47.99	21,238	48.96

Exercisable, end of year	14,485	51.30	16,628	48.98	11,481	40.90

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
Weighted average per share fair value of options granted during the year	$18.86		$15.44		$19.82

The aggregate intrinsic value of stock options exercised in 2010, 2009 and 2008 was $135.0 million, $35.9 million and $39.2 million, respectively.

As of December 31, 2010, the weighted average remaining contractual life of options outstanding and options exercisable are 6.6 years and 5.4 years, respectively, and based on the Company’s closing year-end stock price of $68.67 at December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable are $409.7 million and $251.6 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted share activity:

	2010		2009		2008
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	814	$48.99	678	$52.12	559	$49.56
Shares granted	352	60.53	455	42.95	362	57.38
Shares vested	(212)	58.97	(304)	46.49	(210)	53.71
Shares cancelled	(68)	48.70	(15)	58.96	(33)	56.34

Restricted share awards, end of year	886	51.20	814	48.99	678	52.12

The total fair value of restricted shares that vested was $12.8 million in 2010, and $12.7 million in 2009 and 2008, respectively.

Valuation and Expense Recognition of Share-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards.

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
	(in millions)
Employee and director stock options	$56.9	$131.2	$62.2
Employee and director restricted share awards	12.5	12.1	11.0
Stock contributed to employee benefit plans	4.5	8.6	19.9

Pre-tax share-based compensation expense	73.9	151.9	93.1
Income tax benefit	(23.2)	(50.9)	(31.8)

Net share-based compensation expense	$50.7	$101.0	$61.3

The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2010, 2009 and 2008, respectively:

	$151.9	$151.9	$151.9
	2010	2009	2008
	(in millions)
Cost of sales	$7.6	$12.1	$8.9
Selling, general and administrative	49.7	101.6	61.4
Research and development	16.6	38.2	22.8

Pre-tax share-based compensation expense	$73.9	$151.9	$93.1

Share-based compensation expense for 2009 includes $78.6 million of pre-tax compensation expense from stock option modifications related to the 2009 restructuring plan, including incremental pre-tax compensation

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of $11.0 million due to the change in fair value from the modifications, consisting of $5.0 million of cost of sales, $52.6 million in SG&A expenses and $21.0 million in R&D expenses.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards on the original grant date. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2010, 2009 and 2008 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	39.82	39.82	39.82
	2010	2009	2008
Expected volatility	29.10%	39.82%	26.89%
Risk-free interest rate	2.73%	1.64%	3.49%
Expected dividend yield	0.37%	0.40%	0.40%
Expected option life (in years)	5.79	5.71	5.71

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

As of December 31, 2010, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $135.5 million, which is expected to be recognized over the next 48 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2010, 2009 and 2008.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Risk Management

The Company’s interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents and short-term investments and interest expense on debt, as well as costs associated with foreign currency contracts. For a discussion of the Company’s interest rate swap activities, see Note 6, “Notes Payable and Long-Term Debt.”

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won and Turkish lira. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2010, 2009 and 2008, the Company recognized realized gains on settled foreign currency option contracts of $15.1 million, $10.6 million and $10.6 million, respectively, and net unrealized (losses) gains on open foreign currency option contracts of $(7.6) million, $(13.6) million and $14.8 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2010, 2009 and 2008, the Company recognized total realized and unrealized gains (losses) from foreign exchange forward contracts of $1.1 million, $(11.0) million and $19.1 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At December 31, 2010 and 2009, foreign currency derivative assets associated with the foreign exchange option contracts of $10.4 million and $14.0 million, respectively, were included in “Other current assets.” At December 31, 2010, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.” At December 31, 2009, net foreign currency derivative assets associated with the foreign exchange forward contracts of $1.0 million were included in “Other current assets.”

At December 31, 2010 and 2009, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	$346.4	$346.4	$346.4	$346.4
	2010		2009
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$25.6	$(0.9)	$86.7	$0.8
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.9	0.2	47.9	0.2
Foreign currency sold — put options	346.4	10.4	296.2	14.0

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2010 and 2009, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2010 and 2009. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At December 31, 2010 and 2009, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings. The carrying

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures. The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2010 and 2009 were as follows:

	$1,991.2	$1,991.2	$1,991.2	$1,991.2
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,991.2	$1,991.2	$1,947.1	$1,947.1
Short-term investments	749.1	749.1	—	—
Non-current non-marketable equity investments	7.7	7.7	5.1	5.1
Notes payable	28.1	28.1	18.1	18.1
Convertible notes	642.5	651.1	617.3	651.4
Long-term debt	1,534.2	1,612.3	874.0	926.3

In July 2009, the Company sold a non-marketable equity investment in connection with a third-party tender offer for the business underlying the equity investment and recognized a $25.3 million pre-tax gain. During 2009 and 2008, the Company recognized unrealized pre-tax holding gains (losses) related to changes in the fair value of marketable equity investments of $2.9 million and $(5.8) million, respectively, as a component of “Other comprehensive income (loss).” The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2010, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2010, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap and contingent consideration. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	$1,716.0	$1,716.0	$1,716.0	$1,716.0
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,716.0	$—	$1,716.0	$—
Foreign time deposits	209.6	—	209.6	—
Other cash equivalents	707.0	—	707.0	—
Foreign exchange derivative assets	10.4	—	10.4	—
Interest rate swap derivative asset	42.3	—	42.3	—

	$2,685.3	$—	$2,685.3	$—

Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	42.3	—	42.3	—
Contingent consideration liability	44.5	—	—	44.5

	$87.5	$—	$43.0	$44.5

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Beginning in the second quarter of 2010, the Company began to classify cash equivalents in Level 2 of the fair value hierarchy instead of Level 1 in order to be consistent with industry practice. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of December 31, 2010 are based upon reasonable estimates and assumptions.

The contingent consideration liability represents future amounts the Company will be required to pay in conjunction with the 2010 purchase of commercial assets from a distributor in Turkey that was accounted for as a business combination. The ultimate amount of future payments is based on specified percentages of the Company’s revenues in Turkey over the next five years. The Company estimates the fair value of the contingent liability using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. As of the acquisition date, the fair value of the liability was estimated to be $36.7 million. The currently estimated fair value of the contingent consideration as of December 31, 2010 is $44.5 million. During 2010, the Company recognized $7.9 million of expense related to the change in the estimated fair value of the contingent consideration liability, which is included in SG&A expenses.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:    Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys’ fees and costs. In January 2007, the superior court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In April 2007, the plaintiffs filed an opening brief with the court of appeal. The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007. In May 2008, the court of appeal heard oral arguments and took the matter under submission. In July 2008, the court of appeal affirmed the superior court’s ruling, granting the Company’s motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008. In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009. In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court. In May 2010, the supreme court heard oral arguments. In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings. In October 2010, plaintiffs filed a challenge to the assignment of this matter to the presiding judge alleging a conflict of interest. In November 2010, plaintiffs’ challenge was denied. In December 2010, plaintiffs filed a petition for writ of mandate in the Court of Appeal of the State of California seeking to overturn the order denying their challenge. In December 2010, the court of appeal denied the petition. In December 2010, plaintiffs filed a petition for review with the Supreme Court of the State of California. In January 2011, the court set trial for August 1, 2011. In February 2011, the supreme court denied plaintiffs’ petition for review.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange. The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs. In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice. In October 2009, the Company filed a motion for summary judgment against plaintiff Spears, which the court denied in December 2009. The trial related to plaintiff Spears began in January 2010. In March 2010, the jury returned a verdict in the Company’s favor and the court entered a judgment on the special verdict. In April 2010, plaintiff Spears filed a motion for a new trial which the court denied in May 2010. In June 2010, the Company and plaintiff Spears entered into a settlement agreement under which the Company agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment. In September 2010, the trial related to plaintiff Bryant began and the Company subsequently entered into a settlement agreement with plaintiff Bryant. In January 2011, the court set the next trial for September 6, 2011.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government Investigations

In September 2009, the Company received service of process of an Investigative Demand from the Department of Justice for the State of Oregon. The Investigative Demand requests the production of documents relating to the Company’s sales and marketing practices in connection with Aczone®. In December 2009, the Company produced documents in response to the Investigative Demand.

In June 2010, the Company received service of process of a Subpoena from the U.S. Securities and Exchange Commission (SEC). The subpoena requests the production of documents relating to the Company’s affiliation with Acadia Pharmaceuticals, Inc., or Acadia, and the Company’s sale of Acadia securities. In September 2010, the Company produced documents responsive to the Subpoena. In January 2011, the SEC issued additional Subpoenas seeking further information, which was provided in February 2011.

In December 2010, the Company received service of process of a Subpoena Duces Tecum from the State of New York, Office of the Medicaid Inspector General. The subpoena requests the production of documents relating to the Company’s Eye Care Business Advisor Group, Allergan Access, and BSM Connect for Ophthalmology.

In February 2011, the Company received service of process of a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York, Civil Frauds Unit. The Investigative Demand requests the production of documents and responses to written interrogatories relating to the Company’s best prices provided to Medicaid for certain of the Company’s ophthalmic products.

In March 2008, the Company received service of a Subpoena Duces Tecum from the U.S. Attorney, U.S. Department of Justice (DOJ) for the Northern District of Georgia requesting the production of documents relating to the Company’s sales and marketing practices in connection with Botox®. In December 2009, the DOJ for the Northern District of Georgia served the Company with a Supplemental Subpoena Duces Tecum requesting the production of additional documents relating to certain of the Company’s speaker bureau programs. On September 1, 2010, the Company announced that it reached a resolution with the DOJ (DOJ Settlement) regarding the Company’s alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. In connection with the DOJ Settlement, the Company entered into a Federal Settlement Agreement (Settlement Agreement) with the DOJ for the Northern District of Georgia, the Office of Inspector General of the Department of Health and Human Services (OIG), the TRICARE Management Activity, the U.S. Office of Personnel Management, the U.S. Department of Veterans Affairs, and the Office of Workers’ Compensation Programs of the U.S. Department of Labor, and the relators in the qui tam actions identified in the Settlement Agreement, pursuant to which the Company agreed to plead guilty to a single misdemeanor “misbranding” charge covering the period from 2000 through 2005 and to pay the government $375 million, which includes a $350 million criminal fine and $25 million in forfeited assets. In addition, the Company agreed to pay $225 million to resolve civil claims asserted by the DOJ under the civil False Claims Act. As part of the DOJ Settlement, the Company has entered into a five-year Corporate Integrity Agreement with the OIG. In October 2010, the U.S. District Court for the Northern District of Georgia accepted the Company’s Plea Agreement with the DOJ for the Northern District of Georgia. The Company recorded total pre-tax charges of $609.2 million in fiscal year 2010 in connection with the DOJ Settlement. This amount includes estimated interest and certain attorneys’ fees that the Company is obligated to pay in connection with the global settlement.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Derivative Litigation

In September 2010, Louisiana Municipal Police Employees’ Retirement System filed a stockholder derivative complaint against the Company’s current Board of Directors, or Board, which includes David E.I. Pyott, Herbert W. Boyer, Ph.D., Gavin S. Herbert, Leonard D. Schaeffer, Michael R. Gallagher, Stephen J. Ryan, M.D., Russell T. Ray, Trevor M. Jones, Ph.D., Robert A. Ingram, Louis J. Lavigne, Jr., Deborah Dunsire, M.D. and Dawn Hudson, and Allergan, Inc. in the Court of Chancery of the State of Delaware. The complaint alleges breaches of fiduciary duties relating to the Company’s alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the DOJ Settlement to the defendants. In October 2010, the plaintiff filed an amended complaint and the Company and the individual defendants filed motions to dismiss.

In November 2010, the Company received a demand for inspection of books and records from U.F.C.W. Local 1776 & Participating Employers Pension Fund. In November 2010, the U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a motion to intervene in the Louisiana Municipal Police Employees’ Retirement System action, which was denied by the court in January 2011.

In September 2010, Daniel Himmel filed a stockholder derivative complaint against the Board, Handel E. Evans, Ronald M. Cresswell, Louis T. Rosso, Karen R. Osar, Anthony H. Wild, and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities laws, breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.

In September 2010, Willa Rosenbloom filed a stockholder derivative complaint against the Board and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities law, breaches of fiduciary duties, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.

In September 2010, Pompano Beach Police & Firefighters’ Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against the Board and Allergan, Inc. in the U.S. District Court for the Central District of California. The complaint alleges violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs. In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which the court granted in October 2010. In November 2010, the plaintiffs filed their consolidated complaint. In December 2010, the Company filed a motion to stay the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action. In December 2010, the Company and the individual defendants filed motions to dismiss the consolidated complaint.

In October 2010, Julie Rosenberg filed a stockholder derivative complaint against the Board and Allergan, Inc. in the Superior Court for the State of California for the County of Orange. The complaint alleges breaches of fiduciary duties and seeks, among other things, damages, attorneys’ fees, and costs. In December 2010, the court stayed this matter pending the decision on the motions to dismiss filed in the Louisiana Municipal Police Employees’ Retirement System action.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations. Because of the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14:    Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $53.5 million in 2010, $57.9 million in 2009 and $50.9 million in 2008.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2010 are as follows: $48.3 million in 2011, $37.9 million in 2012, $27.8 million in 2013, $16.9 million in 2014, $10.6 million in 2015 and $33.5 million thereafter.

Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates. As of December 31, 2010, the reserve for the contingent liability is $11.6 million and is included in “Other accrued expenses.”

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

Note 15:    Guarantees

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 16:    Product Warranties

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2010 and 2009:

	$00.0	$00.0
	2010	2009
	(in millions)
Balance, beginning of year	$29.4	$29.5
Provision for warranties issued during the year	8.3	5.5
Settlements made during the year	(8.1)	(5.6)
Increases in warranty estimates	0.5	—

Balance, end of year	$30.1	$29.4

Current portion	$6.7	$6.7
Non-current portion	23.4	22.7

Total	$30.1	$29.4

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

The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, intangible asset impairment and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	$0,000.0	$0,000.0	$0,000.0
	2010	2009	2008
	(in millions)
Product net sales:
Specialty pharmaceuticals	$3,973.4	$3,683.8	$3,502.3
Medical devices	846.2	763.8	837.4

Total product net sales	4,819.6	4,447.6	4,339.7
Other corporate and indirect revenues	99.8	56.0	63.7

Total revenues	$4,919.4	$4,503.6	$4,403.4

Operating income:
Specialty pharmaceuticals	$1,501.9	$1,370.8	$1,220.1
Medical devices	284.7	189.2	222.0

Total segments	1,786.6	1,560.0	1,442.1
General and administrative expenses, other indirect costs and other adjustments	434.9	456.7	475.2
Amortization of acquired intangible assets (a)	114.5	124.4	129.6
Legal settlement	609.2	—	—
Intangible asset impairment and related costs	369.1	—	—
Restructuring charges	0.3	50.9	41.3

Total operating income	$258.6	$928.0	$796.0

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 62.6%, 65.4% and 64.6% of the Company’s total consolidated product net sales in 2010, 2009 and 2008, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2010, 2009 and 2008 were 13.1%, 13.9% and 12.0%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2010, 2009 and 2008 were 12.1%, 12.8% and 12.3%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Net Sales by Product Line

	$0,000.0	$0,000.0	$0,000.0
	2010	2009	2008
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,262.0	$2,100.6	$2,009.1
Botox®/Neuromodulators	1,419.4	1,309.6	1,310.9
Skin Care	229.5	208.0	113.7
Urologics	62.5	65.6	68.6

Total Specialty Pharmaceuticals	3,973.4	3,683.8	3,502.3

Medical Devices:
Breast Aesthetics	319.1	287.5	310.0
Obesity Intervention	243.3	258.2	296.0
Facial Aesthetics	283.8	218.1	231.4

Total Medical Devices	846.2	763.8	837.4

Total product net sales	$4,819.6	$4,447.6	$4,339.7

Geographic Information

	$0,000.0	$0,000.0	$0,000.0
	Product Net Sales
	2010	2009	2008
	(in millions)
United States	$3,017.0	$2,910.2	$2,804.2
Europe	931.6	857.8	881.9
Latin America	323.7	256.0	262.5
Asia Pacific	333.8	254.0	222.3
Other	213.5	169.6	168.8

Total product net sales	$4,819.6	$4,447.6	$4,339.7

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2010	2009	2010	2009	2008	2010	2009	2008
	(in millions)
United States	$3,222.4	$3,678.3	$202.2	$210.0	$203.3	$62.8	$63.5	$117.7
Europe	563.1	464.3	42.0	42.4	54.2	29.3	20.5	54.2
Latin America	65.0	66.8	8.3	6.3	5.1	6.7	10.0	13.1
Asia Pacific	56.3	37.0	3.8	2.7	1.7	3.9	1.6	3.3
Other	3.7	4.2	0.8	0.7	0.1	0.1	0.2	2.5

Total	$3,910.5	$4,250.6	$257.1	$262.1	$264.4	$102.8	$95.8	$190.8

The decrease in long-lived assets located in the United States at December 31, 2010 compared to December 31, 2009 is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010. The increase in long-lived assets located in Europe at December 31, 2010 compared to December 31, 2009 is primarily due to intangible assets related to the Serica acquisition completed in the first quarter of 2010,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets and goodwill associated with the purchase completed in the third quarter of 2010 of the Company’s distributor’s business related to the Company’s products in Turkey and the acquisition of developed technology related to an upfront licensing payment for an eye care product previously approved for marketing in the third quarter of 2010. Intangible assets related to the acquisition of Botox® Cosmetic distribution rights in Japan and China completed in the first quarter of 2010 are primarily reflected in the Asia Pacific balance above.

Note 18:    Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$0.6	$621.3	$563.1

Weighted average number of shares outstanding	303.4	303.6	304.1
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	4.3	2.2	2.3
Dilutive effect of assumed conversion of convertible notes outstanding	0.3	—	—

Diluted shares	308.0	305.8	306.4

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.00	$2.05	$1.85

Diluted	$0.00	$2.03	$1.84

For the year ended December 31, 2010, options to purchase 8.5 million shares of common stock at exercise prices ranging from $47.10 to $73.04 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:    Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)
	2010			2009			2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount
	(in millions)
Foreign currency translation adjustments	$(3.2)	$—	$(3.2)	$38.9	$—	$38.9	$(39.5)	$—	$(39.5)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)
Pension and postretirement benefit plan adjustments:
Net (loss) gain	(73.7)	20.2	(53.5)	66.7	(17.8)	48.9	(190.3)	64.5	(125.8)
Amortization	11.3	(3.1)	8.2	12.6	(3.4)	9.2	6.5	(2.6)	3.9
Unrealized holding gain (loss) on available-for-sale securities	—	—	—	2.9	(1.5)	1.4	(5.8)	2.7	(3.1)

Other comprehensive (loss) income	$(66.9)	$17.6	(49.3)	$119.8	$(22.2)	97.6	$(230.4)	$65.1	(165.3)

Net earnings			4.9			623.8			564.7

Total comprehensive (loss) income			(44.4)			721.4			399.4
Comprehensive income attributable to noncontrolling interest			5.1			4.2			1.2

Comprehensive (loss) income attributable to Allergan, Inc.			$(49.5)			$717.2			$398.2

Note 20:    Subsequent Event

On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved by the parties. Levadex™ is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults. MAP currently intends to submit its New Drug Application for Levadex™ to the United States Food and Drug Administration in the first half of 2011. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones.

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED)

	$1,105.8	$1,105.8	$1,105.8	$1,105.8	$1,105.8
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2010
Product net sales	$1,105.8	$1,231.7	$1,192.0	$1,290.1	$4,819.6
Total revenues	1,154.7	1,247.2	1,208.2	1,309.3	4,919.4
Operating income (loss)	250.3	331.9	(691.0)	367.4	258.6
Earnings (loss) before income taxes(a)	232.0	333.5	(727.7)	333.0	170.8
Net earnings (loss)	169.0	241.5	(668.7)	263.1	4.9
Net earnings (loss) attributable to Allergan, Inc.	167.9	240.1	(670.5)	263.1	0.6
Basic earnings (loss) per share attributable to Allergan, Inc. stockholders	0.55	0.79	(2.21)	0.87	0.00
Diluted earnings (loss) per share attributable to Allergan, Inc. stockholders	0.55	0.78	(2.21)	0.85	0.00

2009
Product net sales	$994.6	$1,118.7	$1,127.8	$1,206.5	$4,447.6
Total revenues	1,007.2	1,130.8	1,141.3	1,224.3	4,503.6
Operating income	82.1	292.5	236.5	316.9	928.0
Earnings before income taxes(b)	63.4	257.0	232.3	295.8	848.5
Net earnings	45.0	176.8	179.2	222.8	623.8
Net earnings attributable to Allergan, Inc.	44.7	176.1	179.0	221.5	621.3
Basic earnings per share attributable to Allergan, Inc. stockholders	0.15	0.58	0.59	0.73	2.05
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.15	0.58	0.58	0.72	2.03

(a)	Includes 2010 pre-tax charges for the following items:

	$(36.0)	$(36.0)	$(36.0)	$(36.0)	$(36.0)
	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Licensing fee income for a development and commercialization agreement	$(36.0)	$—	$—	$—	$(36.0)
Amortization of acquired intangible assets	37.1	37.3	31.1	32.5	138.0
External costs associated with responding to the U.S. Department of Justice (DOJ) subpoena and related stockholder derivative litigation costs	4.5	4.0	3.0	2.9	14.4
Distributor termination fee and expense from changes in fair value of contingent consideration associated with the purchase of a distributor’s business in Turkey	—	—	33.0	7.9	40.9
Write-off of manufacturing assets related to the abandonment of an eye care product	—	—	10.6	—	10.6
Upfront payment for technology that has not achieved regulatory approval	43.0	—	—	—	43.0
Legal settlement costs associated with a resolution with the DOJ regarding past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®	—	—	609.9	(0.7)	609.2
An aggregate charge related to the impairment of the Sanctura® Assets and related costs	—	—	369.1	—	369.1
Non-cash interest expense associated with amortization of convertible debt discount	6.1	6.3	6.3	6.4	25.1
Unrealized loss (gain) on derivative instruments, net	0.7	(8.9)	15.2	0.6	7.6

ALLERGAN, INC.

QUARTERLY RESULTS (UNAUDITED) — (Continued)

(b)	Includes 2009 pre-tax charges for the following items:

	$146.3	$146.3	$146.3	$146.3	$146.3
	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of acquired intangible assets	$38.6	$35.5	$36.0	$36.2	$146.3
Restructuring charges	42.1	1.0	4.2	3.6	50.9
Compensation expense from stock option modifications related to the 2009 restructuring plan	77.0	0.6	0.7	0.3	78.6
Termination benefits, asset impairments and accelerated depreciation costs related to the phased closure of the Arklow manufacturing facility	4.5	7.2	2.8	—	14.5
Contribution to The Allergan Foundation	—	—	18.0	—	18.0
External costs associated with responding to the U.S. Department of Justice subpoena	7.8	7.4	8.4	8.6	32.2
Upfront payment for technology that has not achieved regulatory approval	—	—	10.0	—	10.0
Non-cash interest expense associated with amortization of convertible debt discount	6.5	5.9	6.0	6.1	24.5
Unrealized loss (gain) on derivative instruments, net	2.8	11.7	2.7	(3.6)	13.6
Loss on extinguishment of convertible debt	5.3	—	—	—	5.3
Gain on settlement of a manufacturing and distribution agreement	—	—	—	(14.0)	(14.0)
Gain on investments, net	—	—	(24.6)	—	(24.6)

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

	Deductions(b)	Deductions(b)	Deductions(b)	Deductions(b)
Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions(a)	Deductions(b)	Balance at End of Year
	(in millions)
2010	$30.3	$5.3	$(6.6)	$29.0
2009	31.4	10.8	(11.9)	30.3
2008	21.4	12.6	(2.6)	31.4

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.